Form 10-K/A
period 2008-06-30
iBioPharma, Inc.
filed 2008-10-28
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

AMENDMENT NO. 1 TO

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

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class Outstanding at September 18, 2008

Common Stock, $0.001 par value                           23,457,519 Shares

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 that was filed with the Securities and Exchange Commission (“SEC”) on September 29, 2008 (the “Original Filing”; and as amended by this Amendment, “this Annual Report”). Since the Company became subject to public reporting requirements with the U.S. Securities and Exchange Commission on August 18, 2008, subsequent to its Fiscal Year End of June 30, 2008, we have elected not to hold our first annual meeting until 2009. As such, we will not at this time file a definitive proxy statement.  iBioPharma, Inc. is filing this Amendment to include the information required by Part III and not included in the Original Filing.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. Except with regard to the currently dated certifications included under said Item 15 and as set forth in Part III below, no other changes are made to the Original Filing other than the deletion of the reference on the cover of the Original Filing to the incorporation by reference of iBioPharma, Inc.’s definitive proxy statement into Part III of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing.

Item 10. Directors and Executive Officers of the Registrant.

Following is a list of our current directors, together with certain information concerning each such individual.

Our Directors and Executive Officers

Our board of directors is currently comprised of five members; Robert B. Kay, General James T. Hill, Vidadi Yusibov, Glenn Chang and John D. McKey, Jr., and we are actively seeking additional directors with expertise in biopharmaceutical product development and marketing. Specific individuals to fill our two to four open director positions for a total of seven to nine directors have not been identified at the present time. Messrs. Kay, Yusibov and Chang are also directors of Integrated BioPharma. Our board of directors is divided into three classes. Approximately one third of the directors will be Class I directors, with terms expiring at the annual meeting of stockholders to be held in 2009, approximately one third will be Class II directors with terms expiring at the annual meeting of stockholders to be held in 2010 and approximately one third will be Class III directors with terms expiring at the annual meeting of stockholders to be held in 2011. Commencing with the annual meeting of stockholders to be held in 2009, directors for each class will be elected at the annual meeting of stockholders held in the year in which the term for that class expires and thereafter will serve for a term of three years.

Our executive officers, directors and their ages as of October 4, 2008, are as follows:

Name	Age	Position
Robert B. Kay	68	Executive Chairman, Director
Robert L. Erwin	54	President
Dina L. Masi	47	Interim Chief Financial Officer
Geoffrey C. Schild	71	Chief Scientific Officer
Jennifer L. Kmiec	48	Vice President of Business Development and Marketing
General James T. Hill (ret.)	61	Director
Vidadi Yusibov	50	Director
Glenn Chang	60	Director
John D. McKey Jr.	64	Director

There are no family relationships among any of our directors, officers or key employees.

Director and officer biographies are as follows:

Robert B. Kay is the Executive Chairman and a Director of our Company. Mr. Kay was a founder and senior partner of the New York law firm of Kay Collyer & Boose LLP, with a particular focus on mergers and acquisitions and joint ventures. He is also a principal and Chairman of Seaway Biltmore, Inc., a hotel ownership and management company. Mr. Kay received his B.A. from Cornell University's College of Arts & Sciences and his J.D. from New York University Law School. Mr. Kay has served as a director of Integrated BioPharma, Inc. since November 2003.

Robert Erwin has served as President of iBioPharma, Inc. since October 2007. Mr. Erwin led Large Scale Biology Corporation from its founding in 1988 through 2003, including a successful initial public offering in 2000, and continued as non-executive Chairman until 2006. He served as Chairman of Icon Genetics AG from 1999 until its acquisition by a subsidiary of Bayer AG in 2006. Mr. Erwin recently served as Managing Director of Bio-Strategic Directors LLC, providing consulting services to the life sciences industry. He is currently Chairman of Novici Biotech, a private biotechnology company and a Director of Resolve Therapeutics. Mr. Erwin’s non-profit work focuses on applying scientific advances to clinical medicine, especially in the field of oncology. He is co-founder, President and Director of the Marti Nelson Cancer Foundation, and a member of the Research Committee of the American Society of Clinical

Oncology. Mr. Erwin received his BS degree with Honors in Zoology and an MS degree in Genetics from Louisiana State University.

Dina L. Masi, is Interim Chief Financial Officer of our Company. Ms. Masi is also the Chief Financial Officer of Integrated BioPharma, Inc. and is acting as the interim Chief Financial Officer of the Company until we complete our search for this position. Ms. Masi joined Integrated BioPharma, Inc. on November 17, 2005. Previously, Ms. Masi operated a financial services consulting firm, DLM Accounting and Financial Services, LLC, providing accounting and financial services to small business owners and SEC registrants from May 2005 to November 2005. From June 2002 to December 2004, Ms. Masi served as the Chief Financial Officer and Senior Vice President of Prescott Funding, LLC, a licensed residential mortgage lender specializing in non-conforming consumer lending. Ms. Masi also served as the Chief Financial Officer and Senior Vice President of Fintek, Inc., a privately owned financial consulting services company, from July 2001 to September 2005 and as Management Information Officer from February 1998 to July 2001.

Geoffrey Schild, Ph.D., CBE, has served as the Chief Scientific Officer of our Company since April 2005. Dr. Schild has been involved in setting global standards for quality control of vaccines and has been an active scientific contributor to the World Health Organization (WHO) and is the former Chair of WHO’s Advisory Committee on influenza composition. From 1985 to 2002, Dr. Schild was Scientific Director of the National Institute for Biological Standards and Control (NIBSC) and a member of the National Biological Standards Board in the UK. Following his retirement in 2002 until he joined us, Dr. Schild has focused on his roles as a director of the International Association for Biologicals (IABS) and Chairman of the International Society for Influenza and other Respiratory Virus Diseases (isirv).

Jennifer Kmiec has served as Vice President of Business Development and Marketing for our Company since May 2006. Ms. Kmiec has over 18 years of marketing, product management and operations experience in start-up biotechnology companies. Most recently, she was Vice President of Marketing for Athena Biotechnologies. Ms. Kmiec received her MBA from the University of California, Davis. She also holds a BS degree in Biology and began her career as a virologist. Ms. Kmiec currently serves on the Board of Directors of the Delaware BioScience Association and BioStrategy Partners.

James T. Hill, U.S. Army General (ret.), has served as a director of our Company since December 2005. At the time of his retirement from active duty, General Hill was the Commander of the 4-Star United States Southern Command, reporting directly to the President and Secretary of Defense. As such he led all U.S. military forces and operations in Central America, South America and the Caribbean, worked directly with U.S. Ambassadors, foreign heads of state, key Washington decision-makers, foreign senior military and civilian leaders, developing and executing United States policy. His responsibilities included management, development and execution of plans and policy within the organization including programming, communications, manpower, operations, logistics and intelligence.

Vidadi Yusibov is a director of our Company. Since 2001 Dr. Yusibov has served as Scientific Director and Executive Director of FhCMB, Newark, Delaware.  Prior to his association with FhCMB he was an assistant professor in the Department of Microbiology and Immunology at Thomas Jefferson University, Philadelphia, Pennsylvania. Dr. Yusibov has been a director of Integrated BioPharma, Inc. since February 2006.

Glenn Chang is a director of our Company. Since 1999 he has been Director, Executive Vice President and Chief Financial Officer of the First American International Bank, Brooklyn, N.Y. Prior to the founding of the Bank he spent almost 20 years at Citibank as Vice President. Mr. Chang is a Certified Public Accountant. Mr. Chang has served as a director of Integrated BioPharma, Inc. since November 2003.

John D. McKey Jr. is a director of our Company. Since 2003, Mr. McKey has served as of counsel at McCarthy, Summers, Bobko, Wood, Sawyer & Perry, P.A. in Stuart, Florida, and

previously was a partner from 1987 through 2003. From 1977 to 1987 Mr. McKey was a partner at Gunster Yoakley in Palm Beach, Florida. Mr. McKey received his B.B.A at the University of Georgia and his J.D. from the University of Florida College of Law.

Scientific Advisors

Our scientific advisors consult with us regularly on matters relating to:

•	our research and development programs;

•	the design and implementation of our clinical trials;

•	market opportunities from a clinical perspective;

•	new technologies relevant to our research and development programs; and

•	scientific and technical issues relevant to our business.

       Our principal scientific advisors are:

Advisor	Affiliation	Expertise
Burt D. Ensley, Ph.D.	DermaPlus, Inc.	Genetic Engineering
Reinhard Glueck, Ph.D.	Crucell-Berna Biotech	Vaccine Development and Production
William F. Hartman, Ph.D.	Fraunhofer USA, Inc.	Technology Development
John Petricciani, M.D	International Association for Biologicals	Clinical Development and Regulatory Affairs
Stanley A. Plotkin, M.D.	Sanofi Pasteur	Vaccine Development
Philip K. Russell, Ph.D	U.S. Army (retired) and the Sabin Institute	Vaccine Development
Sir John Skehel, Ph.D.	National Institute for Medical Research, U.K. (retired)	Virology
Jean-Louis Virelizier, M.D.	Institut Pasteur (retired)	Immunology
Vidadi Yusibov, Ph.D.	Fraunhofer USA Center for Molecular Biotechnology	Plant Molecular Biology

Board Committees

Our board of directors has the authority to appoint committees to perform certain management and administrative functions. Our board has constituted an audit committee comprised of Messrs. Hill and Chang.

Our board of directors has determined that Messrs. Hill, Chang, McKey and Yusibov are “independent directors” as such term is defined in Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Annual Meeting

Our first annual meeting of stockholders after the distribution is expected to be held in 2009. This will be an annual meeting of stockholders for the election of directors. The annual meeting will be held at our principal office or at such other place or by electronic means as permitted by the Delaware laws and on such date as may be fixed from time to time by resolution of our board of directors.

Corporate Governance

In response to recent federal legislation, prior to the distribution, we will:

•	adopt a charter for the audit committee;

•	adopt a code of business conduct and ethics applicable to our directors, officers and employees; and

•	confirm that at least one member of the audit committee possesses training, education and experience in finance or accounting resulting in a level of financial sophistication as required by applicable rules.

Item 11. Executive Compensation

Summary Compensation Table for 20008

The table below summarizes the total compensation paid or earned by Chief Executive Officer and our Interim Chief Financial Officer and other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year. There were no bonuses earned or paid during fiscal 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensa-tion ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compe-nsation ($)(2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert B. Kay Executive Chairman	2008 2007	$ -0- -0-	$ -0- -0-	$ -0- -0-	$ -0- -0-	$ -0- -0-	$ -0- -0-	$ 9,256 20,443	$9,256 20,443

Dina L. Masi Interim Chief Financial Officer	2008 2007	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	10,284 9,902	10,284 9,902
Robert Erwin President	2008	142,308	15,385	-0-	-0-	-0-	-0-	-0-	157,693
Jennifer Kmiec Vice President, Business Development & Marketing	2008 2007	110,000 110,000	-0- -0-	-0- -0-	24,657 24,657	-0- -0-	-0- -0-	-0- -0-	134,657 134,657

___________________________________

(1)      The amounts in this column reflect the dollar amount recognized as expense with respect to stock options for financial statement reporting purposes during the twelve months ended June 30, 2008 and 2007 in accordance with SFAS No. 123(R) and thus include amounts from awards granted prior to 2007. The options are for Integrated BioPharma, Inc.’s common stock and represents the dollar amount directly allocated to iBioPharma through the Intercompany Account.

(2)      The amounts in this column reflect the dollar amount charged to iBioPharma, Inc. as a component of the Corporate Support charges during the Fiscal Years ended June 30, 2008 and 2007.

Effective in August 2008, the salaries of our named executive officers will be as follows:

Name and Principal Position	Salary ($)
Robert B. Kay Executive Chairman	$200,000
Robert L. Erwin President	$200,000
Dina L. Masi Interim Chief Financial Officer	-0-
Jennifer Kmiec Vice President, Business Development & Marketing	$125,000
Geoffrey C. Schild Chief Scientific Officer	$30,000

There is currently no bonus program established.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards for the named executive officers at June 30, 2008. Director Compensation

First-year director compensation for our non-employee directors will consist of a one time grant of 20,000 shares of our common stock and cash compensation of $1,500 per quarter.

Directors who are also our employees, or employees of Integrated BioPharma, will receive no additional compensation for their service as directors.

Director Compensation for 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
Robert B. Kay (3)	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
General James T. Hill (ret.) (1)	25,000	9,495	6,187	-0-	-0-	-0-	40,682
E. Gerald Kay (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Riva Kay Sheppard (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Christina Kay (4)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Seymour Flug (5)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)          Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2008 for outstanding RSUs in accordance with FAS 123R. These RSU’s were issued by our Parent, Integrated BioPharma, Inc., and were expensed in our financial statements with a corresponding amount charged to our intercompany account with Integrated BioPharma, Inc.

(2)          Represents the dollar amount recognized for financial statement reporting purposes with respect to fiscal year 2008 outstanding stock options in accordance with FAS 123R. These RSU’s were issued by our Parent, Integrated BioPharma, Inc., and were expensed in our financial statements with a corresponding amount charged to our intercompany account with Integrated BioPharma, Inc.

(3)          Did not receive compensation in capacity as director, but compensation as a named executive officer is disclosed above.

(4)          Resigned as a member of our board of directors effective as of December 31, 2007.

(5)          Resigned as a member of our board of directors effective as of September 7, 2007.

Employment Agreements

The Company currently does not have any employment contracts or other similar agreements or arrangements with any of its executive officers and does not expect to have any in place at the time of the distribution.

401(k) Plan

We expect to establish a 401(k) plan, similar to the plan in place for Integrated BioPharma, that will permit participating employees to contribute a portion of their compensation to the plan on a pre-tax basis.

Stock Option Plan

We expect to establish a stock option plan similar to the plan in place for Integrated BioPharma and plan to reserve approximately 10,000,000 shares of common stock to be issued to employees under this plan. [Bob Kay was this adopted?].

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Prior to the distribution, 100% of all of the outstanding shares of our common stock are owned beneficially and of record by Integrated BioPharma. To the extent directors and executive officers own or will own Integrated BioPharma common stock prior to the distribution, they will receive shares of our common stock in the distribution on the same basis as other holders of Integrated BioPharma common stock. The following table sets forth information with respect to the projected beneficial ownership of our outstanding common stock, immediately following the completion of the distribution, by:

•	each person who is known by us to be the beneficial owner of 5% or more of our common stock;

•	each of our directors and our chief executive officer; and

•	all of our directors, director nominees and executive officers as a group.

The projections below are based on the number of shares of Integrated BioPharma common stock beneficially owned by each person or entity at the record date as evidenced by Integrated BioPharma’s records and a review of statements filed with the Securities and Exchange Commission pursuant to Sections 13(d) or 13(g) and Section 16(a) of the Exchange Act.  References in the footnotes below to stock options refer to stock options held by such persons in Integrated BioPharma.  Such stock options will not be converted into stock options to purchase our common stock, but they are listed as beneficially owned in this table because the holders have the ability to exercise the stock options prior to the record date and receive additional shares of our common stock upon the distribution.

The share amounts in the table will not change unless there is a change in the exchange ratio of the distribution. The percentage ownership of our common stock immediately following the distribution will be approximately the same as the percentage ownership of such person or entity immediately prior to the distribution. Except as set forth in the table below, upon completion of the distribution, we do not expect any person to own more than five percent of our outstanding common stock.

Except as otherwise noted in the footnotes below, the entity, individual director or executive officer or their family members or principal stockholder has sole voting and investment power with respect to such securities.

The address of each of the persons listed below is c/o Integrated BioPharma Inc., 225 Long Avenue, Hillside, New Jersey 07205.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned (2)
E. Gerald Kay	6,386,595	(3)	27.2%
Carl DeSantis	4,971,933	(4)	21.2%
Robert B. Kay	2,297,668	(5)	9.8%
Riva Sheppard	2,297,506	(6)	9.8%
Christina Kay	2,297,506	(6)	9.8%
Glenn Chang	12,150		*

Vidadi M. Yusibov	12,150		*
Dina Masi	9,067		*
General James T. Hill	3,400		*
Robert L. Erwin	-		*
Geoffrey C. Schild	-		*
Jennifer L. Kmiec	-		*
Directors and executive officers as a group (8 persons)	1,273,988	(7)	5.4%

* Represents less than 1% of outstanding shares.
__________________

(1)          Unless otherwise indicated, includes shares owned by a spouse, minor children, by relatives sharing the same home, and entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days after May 15, 2008, by the exercise of warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)          Based upon 23,457,519 shares of common stock outstanding on October 24, 2008.

(3)          Includes (i) 819,629 shares of common stock held by EGK LLC, of which Mr. Kay is the manager and (ii) 1,266,706 shares of common stock owned by Integrated BioPharma, Inc. of which Mr. Kay is a member of a control group. Shares dispositive power with Christina Kay with respect to 169,358 shares of common stock and with Riva Kay Sheppard with respect to 169,358 shares of common stock.

(4)         Includes (i) 819,629 shares owned by CDS Group Holdings, LLC, of which Mr. DeSantis is the manager and (ii) 1,266,706 shares of common stock owned by Integrated BioPharma, Inc. of which Mr. DeSantis is a member of a control group.

(5)          Includes (i) 819,629 shares of common stock held by EVJ LLC, of which Mr. Kay is the manager and (ii) 1,266,706 shares of common stock owned by Integrated BioPharma, Inc. of which Mr. Kay is a member of a control group.

(6)          Includes 1,266,706 shares of common stock owned by Integrated BioPharma, Inc. of which Ms. Sheppard and Ms. Kay are members of a control group. Shares dispositive power with E. Gerald Kay with respect to 169,358 shares of common stock.

(7)          Does not include 1,266,706 shares of common stock owned by Integrated BioPharma, Inc. of which Mr. Robert Kay is a member of a control group, since he is the only control member on the Board and or Executive Officer of iBioPharma, Inc.

Item 13. Certain Relationships and Related Transactions

Historical Relationship with Integrated BioPharma, Inc.

We have been a subsidiary of Integrated BioPharma since February 21, 2003. As a result, in the ordinary course of our business, we have received various services provided by Integrated BioPharma, including treasury, tax, legal, investor relations, executive oversight and other services. Integrated BioPharma has also provided us with the services of a number of its executives and employees, including currently our chief financial officer. Our historical financial statements include allocations by Integrated BioPharma of a portion of its overhead costs related to these services. These cost allocations have been determined on a basis that we and Integrated BioPharma consider to be reasonable reflections of the use of these services. Integrated BioPharma allocated to us $314,600 and $430,300 in the fiscal years ended June 30, 2008 and 2007, respectively, of expenses it incurred for providing us these services.

Integrated BioPharma’s Distribution of Our Stock

As of June 30, 2008, Integrated BioPharma owned all of our common stock until completion of the distribution on August 18, 2008. In connection with the distribution, Integrated BioPharma is distributed its equity interest in us to its stockholders in a transaction that was intended to be tax-free to Integrated BioPharma and its U.S. stockholders.

Agreements Between Us and Integrated BioPharma

We have entered into the agreements listed below with Integrated BioPharma prior to the completion of the distribution in the context of our relationship as a subsidiary of Integrated BioPharma. The prices and other terms of these agreements may be less favorable to us than those we could have obtained in arm’s-length negotiations with unaffiliated third parties for similar services or under similar agreements.

Separation and Distribution Agreement. The separation and distribution agreement contains the key provisions relating to the distribution by Integrated BioPharma to its stockholders of our common stock.

On the distribution date, Integrated BioPharma and we enter into the following ancillary agreements governing various ongoing relationships between Integrated BioPharma and us following the distribution date:

•	an indemnification and insurance matters agreement;

•	a tax responsibility allocation agreement; and

•	a transitional services agreement.

To the extent that the terms of any of these ancillary agreements conflict with the separation and distribution agreement, the terms of these ancillary agreements will govern. We describe these agreements more fully below.

Intercompany Payable. As of June 30, 2008, we were indebted to Integrated BioPharma in an amount of approximately $7.8 million, as a result of the prior intercompany financial relationship between our Company as a subsidiary and Integrated BioPharma as the corporate parent. Immediately following the consummation of the distribution, approximately $2.7 million of the then outstanding balance of the intercompany payable was converted into equity as a capital contribution to us, and, Integrated BioPharma owns 5.4% of our outstanding shares of common stock as of the August 12, 2008 when also taking into account the completion of the private placement as described herein. The remaining balance of approximately $5.0 million was contributed to capital and did not result in any new shares issued to Integrated BioPharma of iBioPharma.

Information Exchange. We and Integrated BioPharma agree to share information with each other for use as long as no law or agreement is violated, it is not commercially detrimental to us or Integrated BioPharma, and no attorney-client privilege is waived:

•	to satisfy reporting, disclosure, filing and other obligations;

•	in connection with legal proceedings other than claims that we and Integrated BioPharma have against each other;

•	to comply with obligations under the agreements between Integrated BioPharma and us; and

•	in connection with the ongoing businesses of Integrated BioPharma and our Company as it relates to the conduct of these businesses before the spin-off.

Integrated BioPharma and we also agree:

•	to use reasonable commercial efforts to retain information that may be beneficial to the other;

•	and to use reasonable commercial efforts to provide the other with employees, personnel, officers or agents for use as witnesses in legal proceedings and any books, records or other documents that may be required by the other party for the legal proceedings.

Auditing Practices. We agreed:

•

to use reasonable commercial efforts to cause our auditors to date their opinion on our audited annual financial statements on the same date that Integrated BioPharma’s auditors date their opinion on Integrated BioPharma’s consolidated financial statements and to enable Integrated BioPharma to meet its timetable for the printing, filing and the dissemination to the public of any of its annual financial statements that include any financial reporting period for which our financial results are consolidated with Integrated BioPharma’s financial statements;

•	to provide Integrated BioPharma with all relevant information that Integrated BioPharma reasonably requires to enable Integrated BioPharma to prepare its quarterly and annual financial statements for quarters or years that include any financial reporting period for which our financial results are consolidated with Integrated BioPharma’s financial statements;

•	to grant Integrated BioPharma’s internal auditors access to the personnel performing our annual audits and quarterly reviews and the related work papers; and

•	not to change our accounting principles, or restate or revise our financial statements, if doing so would require Integrated BioPharma to restate or revise its financial statements for periods in which our financial results are included in Integrated BioPharma’s consolidated financial statements unless we are required to do so to comply in all material respects with generally accepted accounting principles and SEC requirements.

Expenses. Both we and Integrated BioPharma paid our respective out-of-pocket costs and expenses incurred with respect to the distribution.

Termination and Amendment of the Agreement. Neither we nor Integrated BioPharma may terminate the separation and distribution agreement at any time after the consummation of the distribution, which was August 12, 2008, unless the other agrees.

Indemnification and Insurance Matters Agreement

Indemnification . In general, under the indemnification and insurance matters agreement, we agreed to indemnify Integrated BioPharma, its affiliates and each of its and their respective directors, officers, employees, agents and representatives from all liabilities that arise from:

•	any breach by us of the separation and distribution agreement or any ancillary agreement;

•	any of our liabilities reflected on our consolidated balance sheets included in this information statement;

•	our assets or businesses;

•	the management or conduct of our assets or businesses;

•	the liabilities allocated to or assumed by us under the separation and distribution agreement, the indemnification and insurance matters agreement or any of the other ancillary agreements;

•	various on-going litigation matters in which we are named defendant, including any new claims asserted in connection with those litigations, and any other past or future actions or claims based on similar claims, facts, circumstances or events, whether involving the same parties or similar parties, subject to specific exceptions;

•	claims that are based on any violations or alleged violations of U.S. or foreign securities laws in connection with transactions arising after the distribution relating to our securities and the disclosure of financial and other information and data by us or the disclosure by Integrated BioPharma as part of the distribution of our financial information or our confidential information; or

•	any actions or claims based on violations or alleged violations of securities or other laws by us or our directors, officers, employees, agents or representatives, or breaches or alleged breaches of fiduciary duty by our board of directors, any committee of our board or any of its members, or any of our officers or employees.

Integrated BioPharma agreed to indemnify us and our affiliates and our directors, officers, employees, agents and representatives from all liabilities that arise from:

•	any breach by Integrated BioPharma of the separation and distribution agreement or any ancillary agreement; and

•	any liabilities allocated to or to be retained or assumed by Integrated BioPharma under the separation and distribution agreement, the indemnification and insurance matters agreement or any other ancillary agreement;

•	liabilities incurred by Integrated BioPharma in connection with the management or conduct of Integrated BioPharma’s businesses; and

•	various ongoing litigation matters to which we are not a party.

Integrated BioPharma is not obligated to indemnify us against any liability for which we are also obligated to indemnify Integrated BioPharma. Recoveries by Integrated BioPharma under insurance policies will reduce the amount of indemnification due from us to Integrated BioPharma only if the recoveries are under insurance policies Integrated BioPharma maintains for our benefit. Recoveries by us will in all cases reduce the amount of any indemnification due from Integrated BioPharma to us.

Under the indemnification and insurance matters agreement, a party has the right to control the defense of third-party claims for which it is obligated to provide indemnification, except that Integrated BioPharma has the right to control the defense of any third-party claim or series of related third-party claims in which it is named as a party whether or not it is obligated to provide indemnification in connection with the claim and any third-party claim for which Integrated BioPharma and we may both be obligated to provide indemnification. We may not assume the control of the defense of any claim unless we acknowledge that if the claim is adversely determined, we will indemnify Integrated BioPharma in respect of all liabilities relating to that claim. The indemnification and insurance matters agreement does not apply to taxes covered by the tax responsibility allocation agreement.

Insurance Matters. Under the indemnification and insurance matters agreement, we will be responsible for obtaining and maintaining insurance programs for our risk of loss and our insurance arrangements will be separate from Integrated BioPharma’s insurance programs.

Offset. Integrated BioPharma is permitted to reduce amounts it owes us under any of our agreements with Integrated BioPharma, by amounts we may owe to Integrated BioPharma under those agreements.

Assignment. We may not assign or transfer any part of the indemnification and insurance agreement without Integrated BioPharma’s prior written consent. Nothing contained in the agreement restricts the transfer of the agreement by Integrated BioPharma.

Tax Responsibility Allocation Agreement. In order to allocate our responsibilities for taxes and certain other tax matters, we and Integrated BioPharma entered into a tax responsibility allocation agreement prior to the date of the distribution. Under the terms of the agreement, with respect to consolidated federal income taxes, and consolidated, combined and unitary state income taxes, Integrated BioPharma will be responsible for, and will indemnify and hold us harmless from, any liability for income taxes with respect to taxable periods or portions of periods ending prior to the date of distribution to the extent these amounts exceed the amounts we have paid to Integrated BioPharma prior to the distribution or in connection with the filing of relevant tax returns. Integrated BioPharma is also be responsible for, and will indemnify and hold us harmless from, any liability for income taxes of Integrated BioPharma or any member of the Integrated BioPharma group (other than us) by reason of our being severally liable for those taxes under U.S. Treasury regulations or analogous state or local provisions. Under the terms of the agreement, with respect to consolidated federal income taxes, and consolidated, combined and unitary state income taxes, we are responsible for, and will indemnify and hold Integrated BioPharma harmless from, any liability for our income taxes for all taxable periods, whether before or after the distribution date. With respect to separate state income taxes, we are also responsible for, and will indemnify and hold Integrated BioPharma harmless from, any liability for income taxes with respect to taxable periods or portions of periods beginning on or after the distribution date. We are also responsible for, and will indemnify and hold Integrated BioPharma harmless from, any liability for our non-income taxes and our breach of any obligation or covenant under the terms of the tax responsibility allocation agreement, and in certain other circumstances as provided therein. In addition to the allocation of liability for our taxes, the terms of the agreement also provide for other tax matters, including tax refunds, returns and audits.

Transitional Services Agreement. The transitional services agreement we entered into with Integrated BioPharma permits us to continue to use certain corporate services previously provided to us by Integrated BioPharma as a subsidiary corporation in exchange for a management charge. After the distribution the scope of these services will be limited to legal, strategic financial planning and SEC reporting, and tax services by certain Integrated BioPharma corporate employees. In exchange for these services, we expect to pay approximately $50,000 for certain financial and tax services over an estimated period of six months.

Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2008 as of June 30, 2008 was none. The audit fees for fiscal year ended June 30, 2007 were deemed a cost of Integrated BioPharma in connecttion with the spin-off which occurred on August 18, 2008. The Company was not required to file Quarterly Reports on Form 10-Q in the fiscal years ended June 30, 2008 and 2007. The Company’s auditors for the fiscal years ended June 30, 2008 and 2007 were Amper, Politziner and Mattia, LLP (formerly, Amper, Politziner & Mattia, P.C.).

Financial Information Systems Design and Implementation Fees

     The Company did not incur any professional services relating to financial information systems design and implementation for the fiscal years ended June 30, 2008 and 2007.

Tax Fees and All Other Fees

     Amper, Politziner & Mattia, LLP did not perform any other services for the fiscal years ended June 30, 2008 and 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBioPharma, Inc.

Date:     October 28, 2008                                   By: /s/ Robert B. Kay

                                  Robert B. Kay

                                  Chief Executive Officer

Date:     October 28, 2008                                   By: /s/ Dina L. Masi

                                  Dina L. Masi

                Interim Chief Financial Officer