Form 10-Q
period 2008-09-30
iBioPharma, Inc.
filed 2008-11-12
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-53125

iBioPharma, Inc.

(Exact name of small business registrant in its charter)

Delaware	26-2797813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Innovation Way, Suite 100, Newark, DE	19711
(Address of principal executive offices)	(Zip Code)

            (302) 355-0650

(Registrant’s telephone number, including Area Code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated	Accelerated	Non-accelerated	Smaller reporting
filer	filer	filer	company	X

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Applicable only to Corporate Issuers:

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at November7, 2008
Common Stock, $0.001 par value	23,457,519 Shares

IBIOPHARMA, INC.

FORM 10-Q QUARTERLY REPORT
For the Three Months Ended September 30, 2008
INDEX

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Integrated BioPharma, Inc. or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2008 and in registration statements and other securities filings by the Company.Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

iBioPharma, Inc.
(Formerly, InB:Biotechnologies, Inc.)
CONDENSED BALANCE SHEETS

	September 30, 2008 (unaudited)	June 30, 2008
Assets		
Current Assets:		
Cash	$ 3,019,407	$ 19,005
Accounts receivable, net	304,508	105,400
Other assets	42,577	43,675
Total current assets	3,366,492	168,080
Fixed assets, net	13,378	14,108
Intangible assets, net	3,437,451	3,367,261
Total Assets	$ 6,817,321	$ 3,549,449
Liabilities and Stockholders' Equity:		
Current Liabilities:		
Other payables	$ 300,000	$ 1,050,000
Accounts payable	147,844	505,918
Accrued expenses and other current liabilities	625,557	373,455
Total Current Liabilities	1,073,401	1,929,373
Due to Former Parent	-	7,822,648
	1,073,401	9,752,021
Commitments and Contingencies		
Stockholders' Equity (Deficiency):		
Preferred Stock, no par value; 5,000,000 and 2,000,000 authorized, respectively; no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 50,000,000 shares authorized; 23,457,519 issued and outstanding as of September 30, 2008 and no par value; 8,000,000 shares authorized; 100 shares issued and outstanding as of June 30, 2008	23,458	575,000
Additional paid in capital	13,041,338	-
Accumulated deficit	(7,320,876)	(6,777,572)
Total Stockholders' Equity (Deficiency)	5,743,920	(6,202,572)
Total Liabilities and Stockholders' Equity (Deficiency)	$ 6,817,321	$ 3,549,449

See accompanying notes to condensed financial statements.

iBioPharma, Inc.
(Formerly InB:BioTechnologies, Inc.)
Notes To Condensed Financial Statements

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation

The accompanying financial statements for the interim periods are unaudited and include the accounts of the Company. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (“10-K”), as filed with the SEC. The June 30, 2008 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending June 30, 2009 or for any other period. iBioPharma, Inc., a Delaware Corporation, (formerly InB:Biotechnologies, Inc., a New Jersey corporation) (the “Company”) and formerly a wholly owned subsidiary of Integrated BioPharma, Inc. (the “Former Parent” or “Integrated BioPharma”), is engaged primarily in the biotechnology business, which is focused on the discovery, development and commercialization of proprietary products from plants. The Company is developing its patented plant-based expression technologies for the production of vaccines, antibodies and other therapeutic proteins. The Company is also using plants as sources of novel, high quality nutritional supplements. The Company’s patented process for the hydroponic growth of edible plants causes them to accumulate high levels of important nutritional minerals. The Company’s customers are located primarily in the United States. The Company was incorporated on April 15, 1993 as Phytotech, Inc., subsequently changed its name to Nucycle Therapy, Inc. and in August 2008 was merged into iBioPharma, Inc., a newly formed Delaware Corporation, under its present name to effect a spin-off transaction.

On November 9, 2007, the Board of Directors of our Former Parent, approved a plan to distribute its equity interests in the Company to its stockholders. On July 25, 2008 our Former Parent announced the spin-off of the Company in the form of a dividend. The record date of the dividend was August 12, 2008 with a distribution date of August 18, 2008. Stockholders of our Former Parent received one share of the Company’s common stock for each share of common stock they owned of our Former Parent as of the record date.

Immediately following the spin-off, the Company became a public company with stock traded on the OTC Bulletin Board under the symbol IBPM.OB.

The Company is operating in one business segment for all periods presented.

Note 2. Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

•	sales returns and allowances;

•	allowance for doubtful accounts;

•	valuation and recoverability of long-lived and intangible assets, including the values assigned to acquired intangible assets;

•	income taxes and valuation allowance on deferred income taxes, and;

•	accruals for, and the probability of, the outcome of current litigation, if any.

On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Revenue Recognition. The Company recognizes revenue when the following four criteria under the Staff Accountant’s Bulletin (“SAB 104”) have been met: (i) persuasive evidence that an arrangement exists, (ii) the product has been shipped and the Company has no significant remaining obligation, (iii) the seller’s price to the buyer is fixed or determinable and (iv) collectability is reasonably assured. Among the factors the Company takes into account in determining the proper time at which to recognize revenue are when title of the goods transfers and when the risk of loss transfers. The Company’s sales policy is to require customers to provide purchase orders establishing selling prices and shipping terms. The Company evaluates the credit risk of each customer and establishes an allowance of doubtful accounts for any credit risk. Sales returns and allowances are estimated upon shipment.

Research and Development Costs. Research and development costs are expensed as incurred. The Company incurred approximately $250,000 and none in the three months ended September 30, 2008 and 2007, respectively.

Stock-Based Compensation. As of September 30, 2008, the Company has a stock-based compensation plan; however no shares have been issued under the Plan. Prior to the spin-off, non-cash compensation earned by employees and directors of the Company were the result of stock options and restricted stock unit awards issued under the Former Parent’s stock based compensation plan.

Income Taxes. The Company had elected to file its federal income tax return as part of the consolidated federal tax return of Integrated BioPharma, its then parent company, and accordingly has not filed separate tax returns with the Internal Revenue Service since it has been a wholly owned subsidiary of Integrated BioPharma. For state and local income taxes the Company has and continues to file tax returns separate from its Former Parent. Integrated BioPharma and the Company account for the Company’s federal tax liabilities on the “separate company basis” method in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Under this method, the Company records tax expense and related deferred tax benefits in a manner comparable to that which it would record if it were not affiliated with Integrated BioPharma.

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

iBioPharma, Inc.
(Formerly InB:BioTechnologies, Inc.)
Notes To Condensed Financial Statements

(Unaudited)

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

For the three months ended September 30, 2008, the Company had warrants to purchase 2,345,752 shares of common stock outstanding that were not included in the computation of diluted earnings per share as their exercise prices were greater than the market price of the common shares as of September 30, 2008. For the three months ended September 30, 2007, the Company did not have any derivative securities outstanding which would result in the dilution of earnings per share.

Recent Accounting Pronouncements. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for us on September 30, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Condensed Financial Statements on a recurring basis (at least annually).

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (SAS) No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Unlike SAS No. 69, SFAS No. 162 is directed to the entity rather than the auditor. Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. SFAS No. 162 is not expected to have any material impact on the Company’s results of operations, financial condition or liquidity.

Note 3. Intangible Assets and Other Payables

The carrying amount of intangible assets as of September 30, 2008 and June 30, 2008 is as follows:

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

iBioPharma, Inc.
(Formerly InB:BioTechnologies, Inc.)
Notes To Condensed Financial Statements

(Unaudited)

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

During the three months ended September 30, 2008 and 2007, the Company made payments of $750,000 and none, respectively, under the intellectual property acquisition agreement, as amended, with FhCMB entered into in January 2004. As of September 30, 2008 and June 30, 2008, the Company has a remaining commitment of $300,000 and $1,050,000, respectively, that will be paid in the fiscal year ending June 30, 2009 and is included in other payables as of September 30, 2008 and 2007. Amortization expense recorded on intangible assets for the three months ended September 30, 2008 and 2007 was approximately $63,700 and $69,500, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 10 years to 20 years and is included in selling and administrative expenses.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows as of September 30, 2008:

Note 4. Due to Former Parent and Other Transactions with Former Parent

Due to Former Parent consists of net cash advances from Integrated BioPharma to assist the Company in meeting its obligations and for corporate support charges, offset by our Former Parent’s use of the Company’s federal net operating loss. Integrated BioPharma did not charge the Company interest on any of these advances. These advances consisted of the following:

iBioPharma, Inc.
(Formerly InB:BioTechnologies, Inc.)
Notes To Condensed Financial Statements

(Unaudited)

The corporate overhead allocation due our Former Parent was allocated based on the estimated time that Integrated BioPharma’s officers and employees dedicated to our Company’s business and included charges for employee salaries and benefits, legal, accounting and other consulting fees, treasury and tax services and general office expenses. The allocations were based on actual costs incurred by our Former Parent.

In August 2008, our Former Parent ceased allocating its corporate overhead to the Company and entered into a Transitional Services Agreement (the “TS Agreement”) with Integrated BioPharma. The transitional services agreement permits us to continue to use certain corporate services previously provided to us by Integrated BioPharma as a subsidiary corporation in exchange for a management charge. The scope of these services is limited to legal, strategic financial planning and SEC reporting, and tax services by certain Integrated BioPharma corporate employees. In exchange for these services, the Company expect to pay approximately $50,000 for certain financial and tax services over an estimated period of six months; the TS Agreement provides for a per annum fee of $100,000. In the three months ended September 30, 2008, Integrated BioPharma charged us approximately $12,500 under the TS Agreement.

Note 5. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at a financial institution. Deposit accounts at the institution are insured by the Federal Deposit Insurance Corporation (the “FDIC”)for deposits up to $100,000. As of September 30, 2008, the Company had uninsured cash balances of approximately $2.9 million on deposit with JP Morgan Chase. The FDIC is temporarily insuring deposits up to $250,000 at financial institutions through December 31, 2009.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances as of September 30, 2008 and June 30, 2008 was $2,250. The Company’s bad debt expense for each of the three months ended September 30, 2008 and 2007 was none.

(c) Major Customers. For the three months ended September 30, 2008, approximately 40.9%, 36.6% and 22.1% of revenues were derived from three customers. For the three months ended September 30, 2007, approximately 58.4% and 40.1% of revenues were derived from two customers. The loss of any of these customers would have an adverse affect on the Company’s operations. Accounts receivable from these customers represented substantially all of the accounts receivable balance as of September 30, 2008.

(d) Major Supplier and Related Party. The Company has subcontracted the manufacturing, including the oversight of its supply agreement with a wholly owned subsidiary of Integrated BioPharma (IHT Health Products, Inc. (“IHT”)), who in turns contracts with another wholly owned subsidiary of Integrated

iBioPharma, Inc.
(Formerly InB:BioTechnologies, Inc.)
Notes To Condensed Financial Statements

(Unaudited)

BioPharma, substantially all of our cost of goods sold are paid to this related party. For the three months ended September 30, 2008 and 2007, the Company was invoiced by IHT $163,800 and $118,000, respectively under this arrangement and such amounts are included in cost of goods sold in the accompanying statements of operations. The Company is not direct billed by the other related party utilized under the manufacturing arrangement.

(e) Other Business Risks. The Company insures it business and assets against insurable risks, to the extent that it deems appropriate, based upon an analysis of the relative risks and costs. The Company believes that the risk of loss from non-insurable events would not have a material adverse effect on the Company’s operations as a whole.

Note 6. Commitments and Contingencies

(a) Leases. The Company leases office space on a month-to-month basis. The lease was effective October 1, 2006 and provides for a minimum monthly rental of $1,126. Total rent expense, including real estate taxes and maintenance charges, was approximately $3,400 for each of the three months ended September 30, 2008 and 2007.

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

In March, 2006, the Company amended their IP Agreement with FhCMB to expand the scope of the IP Agreement and increased the amount of the purchase commitment to a maximum of $3.5 million. In June 2007, the Company amended their existing amended IP Agreement and R&D Agreements with FhCMB, to commercialize the developed process, production techniques and methodologies of the proprietary technology and intellectual property for external applications. The June 2007 amendment requires FhCMB to continue to conduct research to enhance, improve and expand the existing intellectual property, and for this research the Company has committed to make non-refundable payments of $2.0 million per year for five years, aggregating to $10.0 million, beginning in November 2009. In addition, the Company will make royalty payments to FhCMB based on receipts derived by the Company from sales of products utilizing the proprietary technology for a period of fifteen years instead of the original the ten-year period. In turn, FhCMB shall pay the Company royalty payments for all receipts, if any, realized by FhCMB sales, licensing or commercialization of the intellectual property acquired by them for the same fifteen-year period. Furthermore, FhCMB has agreed to expend at a minimum, an additional $2.0 million per year in the same timeframe as the Company for research and development on the intellectual property. A managing director of FhCMB is also a director on our Board and our Former Parent’s Board of Directors.

In December 2007, the Company and FhCMB further amended the IP Agreement increasing the purchase price by $100,000 to amend the field to include influenza diagnostics for a maximum purchase price of $3.6 million.

As of September 30, 2008 and June 30, 2008, the Company has made payments of approximately $3.3 million and $2.6 million, respectively for the purchase commitment of $3.6 million. The remaining balance of $300,000 is included in other payables on the Company’s balance sheet and is to be paid in the remainder of fiscal year 2009.

Under the Company’s R&D Agreements, if FhCMB achieves each of the targeted Milestones, as defined in

iBioPharma, Inc.
(Formerly InB:BioTechnologies, Inc.)
Notes To Condensed Financial Statements

(Unaudited)

the agreements, the Company will incur research and development costs of $1.2 million in addition to the $10.0 million under the amended IP Agreement over the course of the next five years.

Note 7. Equity Transactions

In November 2007, the Company entered into a Separation and Distribution Agreement (the “Distribution”) with its Former Parent, whereby, the Former Parent agreed to distribute, pro rata, to the holders of its common stock, all of the shares it owned of the Company’s common stock. The completion of the Distribution was subject to various customary closing conditions, including the declaration by the U.S. Securities and Exchange Commission of the effectiveness of the registration under the Securities Exchange Act of 1934 of the Company’s common stock. The Distribution was completed on August 18, 2008 and each shareholder of our Former Parent received one share of the Company for each share the shareholder owned as of August 12, 2008, the Record Date. The Distribution should qualify as a tax-free reorganization under Section 355 of the Internal Revenue Code of 1986, as amended. The Separation and Distribution Agreement prohibits the Company from issuing more than 19,845,061 of additional shares of its common stock (representing the number of shares issued in connection with the Distribution) for the two years immediately following the effective date of the Distribution.

Additionally, on August 19, 2008, our Former Parent entered into a Conversion Agreement, whereby Integrated BioPharma caused approximately $5.2 million of the intercompany debt to be contributed to additional paid in capital and used $2.7 million of the intercompany debt to purchase approximately 1.3 million shares of the Company, representing 6% of the then outstanding shares of the Company. Subsequent to the Company’s private placement as discussed below, Integrated BioPharma owns 5.4% of the Company.

Also, on August 19, 2008, the Company closed on its $5.0 million capital raise in connection with its private placement of approximately ten percent (10%) of the Company, such funds were released to the Company from the escrow and issued approximately 2.3 million shares of the Company’s par value $0.001 common stock, at an estimated purchase price of approximately $2.13 per share. The Company’s net proceeds from its private placement were approximately $4.6 million after payment of certain expenses related to the capital raise.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Report for additional factors relating to such statements. The following discussion should also be read in conjunction with the Condensed Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein and the Company’s Annual Report on Form 10-K.

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

Effect of Spin-off from Integrated BioPharma, Inc.

After the distribution, which occurred on August 18, 2008, the contribution of additional capital from Integrated BioPharma, our Former Parent, and the $5.0 million private placement, Integrated BioPharma owns approximately 5.4% of our common stock, and ceased to control iBioPharma. However, due to several relationships between the two companies that existed prior to the distribution, we have or will enter into one or more agreements regarding the effects of the distribution and ongoing business relationships under our supply agreement with Mannatech, Inc. (“Mannatech”), whereby, we engage the services of other wholly-owned subsidiaries of Integrated BioPharma. It is expected that our cost of goods sold under this agreement will increase from an average of 50% to 90%. As of January 1, 2008, an employee of ours was transferred to the payroll of one of the wholly owned subsidiaries of Integrated BioPharma, and this cost will be transferred from operating expenses to cost of goods sold as a result of this change in business arrangement.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended September 30, 2008. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2008.

Results of Operations

Three months ended September 30, 2008 compared to the fiscal year ended September 30, 2007

Net Sales. Net sales for the three months ended September 30, 2008 and 2007 were $333,400 and $239,600, respectively, an increase of $93,800 or 39%. Sales under our supply agreement with Mannatech represent 58.7% of our sales in the three month period ended September 30, 2008 compared to 98.5% our net sales in the three month period ended September 30, 2007.

For the three months ended September 30, 2008, substantially all of net sales were derived from three customers. Two of these customers, L. Perrigo Company (36.6%) (formerly, JB Laboratories, Inc.) and Natural Alternatives International (22.1%), became our customers under our supply agreement with Mannatech at the direction of Mannatech for the purpose of supplying certain raw materials in the manufacturing process of Mannatech’s nutraceutical product lines. The remaining customer, FhCMB represent 40.9% of net sales for the period ended September 30, 2008 and relates to our subcontract agreement with FhCMB under their DARPA (Defense Advanced Research Agency) grant. For the three months ended September 30, 2007, substantially all of our net sales were derived from two customers: L. Perrigo Company (58.4%) and Natural Alternatives International (40.1%) all in connection with our supply agreement with Mannatech. The loss of any of these customers would have an adverse affect on the Company’s operations.

Cost of sales. Cost of sales increased to $135,600 for the three months ended September 30, 2008, as compared to $118,000 for the three months ended September 30, 2007. Cost of sales, as a percentage of sales, were 40.7% and 49.2%, respectively for the three months ended September 30, 2008 and 2007.

Research and Development Costs. Our research and development costs were $250,000 in the three months ended September 30, 2008 compared to none in the three months ended September 30, 2007. Research and development costs consist primarily of payments made or owed to FhCMB in reaching milestones under our research agreements with them. The increase of approximately $250,000 was primarily the result in an increase of $250,000 of payments made to FhCMB under our research agreements with them in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Selling and Administrative Expenses. Selling and administrative expenses were $497,400 for the three months ended September 30, 2008, a decrease of $600 as compared with $498,000 for the three months ended September 30, 2007. A tabular presentation of the changes in selling and administrative expenses is as follows:

Corporate support charges from Integrated BioPharma decreased to approximately $23,400 in the three months ended September 30, 2008 from approximately $107,600 from the three months ended September 30, 2007, a decrease of approximately $84,200 or 78.02% as a result of Integrated BioPharma cease charging the corporate support charges subsequent to the spin-off from Integrated BioPharma on August 18, 2008.

Corporate support charges consisted of the following:

The salary allocation is an allocation of the Integrated BioPharma’s salaries and related employee costs for persons in the executive management team that devoted a portion of their time to iBioPharma’s business and an allocation of the accounting and support staff of Integrated BioPharma whom also devoted a portion of their time to our record keeping and administrative matters. The overhead allocation is an allocation of Integrated BioPharma’s allocable overhead accounts including office expenses, telephone, professional fees, consulting fees, finance charges and travel and entertainment expenses and are allocated to each of Integrated BioPharma’s subsidiaries’ based on the estimated percentage of time devoted to each company, including Integrated BioPharma, and actual expenses of Integrated BioPharma on a trailing six month period.

Salaries and employee benefits increased to $166,200 in the three months ended September 30, 2008 from $41,000 in the three months ended September 30, 2007, an increase of approximately $125,200. The increase is primarily attributable to the hiring of our President in October 2007 and other employees between October 2007 and September 2008, increasing our salary costs by approximately $107,600 and our employee benefit expense by approximately $17,500 in the three months ended September 30, 2008 compared to no such expense in the comparable period a year ago.

Consulting and other professional fees decreased by approximately $85,300 or 40.3% in the three months ended September 30, 2008 to approximately $126,200 compared to approximately $211,500 in the three months ended September 30, 2007. Consulting and other professional fees consist of legal, outside accounting services, director’s fees, scientific advisory board (“SAB”) expenses (both travel and consulting fees) and consulting fees paid to outside consultants and our own Chief Scientific Officer. The decrease from the three months ended September 30, 2007 to September 30, 2008 was the result of decreased legal fees of $108,600, decreased SAB coast of $20,400 and decreased consulting fees of $20,500, offset in part by increases in audit fees of $53,800 and transitional services fees of $12,000. Our SAB costs decreased by about 100%, as there was one meeting held in the three months ended September 30, 2007 and no meetings were held in the three months ended September 30, 2008.

In the three months ended September 30, 2008, lab expense increased by $55,565 to $74,200 from $18,630 in the comparable period a year ago, $55,400 of the increase relates to salaries of employees charged to lab expense. The increase in lab salaries of approximately $55,600 was a result of hiring an additional employee to work on lab projects in the three months ended September 30, 2008 compared to the year ago period.

Travel and entertainment expenses increased by $12,500 to $22,700 in the three months ended September 30, 2008, from $10,200 in the three months ended September 30, 2007. This increase was the result of increased travel incurred from our president who resides in California, and our Chief Scientific Officer, who resides in London, incur travel costs in connection with their visits to our offices in Delaware and to attend various meetings in New York and Florida in the three months ended September 30, 2008 compared to the same period in 2007.

Other expense decreased to approximately $15,600 in the three months ended September 30, 2008 from approximately $25,600 in the three months ended September 30, 2007, approximately $10,000 or 38.9%. As a percentage of total selling and administrative expenses, other expenses were 3.1% and 5.1% in the three months ended September 30, 2008 and 2007, respectively, a decrease as a percentage of the total selling and administrative expenses.

Pursuant to SFAS No. 123(R), adopted as of July 1, 2005, we recognized approximately $4,700 in compensation expense for employee stock options in the three months ended September 30, 2008 and $14,100 in the three months ended September 30, 2007. This expense is a direct allocation from our Former Parent for our employees and directors who received compensation in the form of stock options providing for the purchase of our Former Parent’s stock upon vesting of their awards.

Income tax (benefit). In the three months ended September 30, 2008, the Company had net income tax expense of approximately $1,000 compared to $2,600 in the three months ended September 30, 2007. Our ability to recognize an income tax benefit was dependent on the consolidated federal taxable income (loss) of Integrated BioPharma’s controlled group for federal income tax purposes. In the three months ended September 30, 2008 and 2007, the controlled group of Integrated BioPharma had a taxable loss and therefore did not utilize any of the losses generated by us and as a stand-alone taxable entity, we would have to reserve 100% of our resulting deferred tax asset generated from the net operating loss as it is more likely than not that, in the near term, that we will not generate sufficient taxable income to offset our taxable losses in the periods presented. Our deferred tax asset relating to our federal and state net operating losses are fully reserved in a valuation allowance account since it is more likely than not that we will not have sufficient taxable income, in the near future, to offset any future taxable income.  The income tax expense recognized in our statement of operations represents minimum state income taxes due in the states we are required to file income tax returns.

Seasonality

We do not believe that our operations are impacted by seasonality.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities:

At September 30, 2008, we had working capital of $2.3 million, an increase from our negative working capital of $1.8 million as of June 30, 2008. Our cash position increased significantly from June 30, 2008 as a result of the $4.6 million of net proceeds we received from our private placement of common stock in August 2008.

In the three months ended September 30, 2008, we used $778,100 million of cash from our operating activities compared to $439,200 of cash in operations in the three months ended September 30, 2007, an increase of approximately $338,900. The increase of approximately $338,900 in cash used in operating activities is composed of the increases in; our operating loss of $178,600 (excluding non-cash activities) and increases in the use of cash of $177,200 in accounts receivables and offset by a net decrease in the amount of cash used in operations from our accounts payable and accrued expenses and other liabilities of $15,100.

The increase in our accounts receivable balance is a result of billing FhCMB at the end of the quarter for work performed under our subcontract agreement relating to FhCMB’s DARPA grant in the amount of $136,300. Excluding this receivable from FhCMB, our accounts receivable balance at would have increased by $62,000 as a result of increased sales from the June 2008 quarter to the September 30, 2008 quarter. The net decrease in accounts payable and accrued expenses of an aggregate amount of $15,100 is primarily attributable to using the proceeds from our $5.0 million private placement to pay down our outstanding liabilities that had been building over the six month period ended June 30, 2008.

The increase in cash used from investing activities of approximately $855,000 in our three months ended September 30, 2008 from our three months ended September 30, 2007 is partially due to the payment of $750,000 owed to FhCMB prior to the three months ended September 30, 2008 which we were delayed in paying until August 2008, upon the completion of our $5.0 million private placement of capital.

The increase in cash provided from financing activities of approximately $4.2 million from three months ended September 30, 2007 to 2008, is a result of the net proceeds of $4.6 million from our completion of the $5.0 million private placement of capital completed in August 2008 offset by a net decrease in advances from our Former Parent of $412,000. The following table sets forth the Company’s future commitments as of September 30, 2008 (Purchase Obligations represents our expected payments to FhCMB under our amended technology transfer and research agreements):

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

In August 2008, we closed on our $5.0 million private placement, which funds were released from an escrow account subsequent to the spin-off. This additional capital is expected to cover our anticipated costs through the first quarter of calendar year 2010. If we are unsuccessful in raising additional capital or other alternative financing by then we might have to abandon our efforts to commercialize the intellectual property and cease operations as we no longer have the financial support of Integrated BioPharma.

Capital Expenditures

The Company’s capital expenditures, other than intellectual property, during the three months ended September 30, 2008 and 2007 were not material.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Announced Accounting Pronouncements

Please refer to Note 2 in our financial statements which can be found at page 6, herein.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company may be a party to financial instruments that are subject to market risks arising from changes in interest rates and foreign currency rates. We currently do not use derivative financial instruments to address treasury risk management issues in connection with changes in interest rates and foreign currency rates.

Item 4. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has not completed its Sarbanes Oxley section 404 process, or related assessment in the process of evaluation and testing and is not required to do so until our fiscal year ending June 30, 2009. The Company may identify deficiencies that may require remediation in the process of its evaluation and testing.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2008, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

Our operating results are impacted by the health of the North American economies. Our business and financial performance, including collection of our accounts receivable, recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, recession, etc.

Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the U.S.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit

Number

31.1	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification of pursuant to Section 302 of Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBioPharma, Inc.

Date:     November 12, 2008    By: /s/ Robert B. Kay

    Robert B. Kay,

    Chief Executive Officer

Date:     November 12, 2008     By: /s/ Dina L. Masi

     Dina L. Masi,

                                                                    Interim Chief Financial Officer