Form 10-Q
period 2008-12-31
iBioPharma, Inc.
filed 2009-02-11
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

____________

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-53125

iBioPharma, Inc.

(Exact name of small business registrant in its charter)

Delaware	26-2797813
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9 Innovation Way, Suite 100, Newark, DE	19711
(Address of principal executive offices)	(Zip Code)

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at February 9, 2009
Common Stock, $0.001 par value	23,457,519 Shares

IBIOPHARMA, INC.

FORM 10-Q QUARTERLY REPORT
For the Three and Six Months Ended December 31, 2008
INDEX

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of iBioPharma, Inc. or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2008 and in registration statements and other securities filings by the Company.Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

ITEM 1. FINANCIAL STATEMENTS

iBioPharma, Inc.
(Formerly, InB:Biotechnologies, Inc.)
CONDENSED BALANCE SHEETS

	December 31, 2008 (unaudited)	June 30, 2008
Assets		
Current Assets:		
Cash	$ 1,717,564	$ 19,005
Accounts receivable, net	327,187	105,400
Other assets	77,198	43,675
Total current assets	2,121,949	168,080
Fixed assets, net	17,228	14,108
Intangible assets, net	3,561,377	3,367,261
Total Assets	$ 5,700,554	$ 3,549,449
Liabilities and Stockholders' Equity (Deficiency)		
Current Liabilities:		
Other payables	$ -	$ 1,050,000
Accounts payable	372,990	505,918
Accrued expenses and other current liabilities	147,967	373,455
Total Current Liabilities	520,957	1,929,373
Due to Former Parent	-	7,822,648
	520,957	9,752,021
Commitments and Contingencies		
Stockholders' Equity (Deficiency):		
Preferred Stock, no par value; 5,000,000 and 2,000,000 authorized, respectively; no shares issued or outstanding	-	-
Common Stock, $0.001 par value; 50,000,000 shares authorized; 23,457,519 issued and outstanding as of September 30, 2008 and no par value; 8,000,000 shares authorized; 100 shares issued and outstanding as of June 30, 2008	23,458	575,000
Additional paid in capital	13,041,338	-
Accumulated deficit	(7,885,199)	(6,777,572)
Total Stockholders' Equity (Deficiency)	5,179,597	(6,202,572)
Total Liabilities and Stockholders' Equity (Deficiency)	$ 5,700,554	$ 3,549,449

See accompanying notes to condensed financial statements.

iBioPharma, Inc.
(Formerly, InB:Biotechnologies, Inc.)
Notes To Condensed Financial Statements
(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation and Liquidity

The accompanying financial statements for the interim periods are unaudited and include the accounts of the Company. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (“10-K”), as filed with the SEC. The June 30, 2008 balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended December 31, 2008 are not necessarily indicative of the results for the full fiscal year ending June 30, 2009 or for any other period. iBioPharma, Inc., a Delaware Corporation, (formerly InB:Biotechnologies, Inc., a New Jersey corporation) (the “Company”) and formerly a wholly owned subsidiary of Integrated BioPharma, Inc. (the “Former Parent” or “Integrated BioPharma”), is engaged primarily in the biotechnology business, which is focused on the discovery, development and commercialization of proprietary products from plants. The Company is developing its patented plant-based expression technologies for the production of vaccines, antibodies and other therapeutic proteins. The Company is also using plants as sources of novel, high quality nutritional supplements. The Company’s patented process for the hydroponic growth of edible plants causes them to accumulate high levels of important nutritional minerals. The Company’s customers are located primarily in the United States. The Company was incorporated on April 15, 1993 as Phytotech, Inc., subsequently changed its name to Nucycle Therapy, Inc. and in August 2008 was merged into iBioPharma, Inc., a newly formed Delaware Corporation, under its present name to effect a spin-off transaction.

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

Our plans to expand our business and to continue to improve our product candidates to strengthen our ability to obtain licensees for our proprietary technology may require funds in excess of our cash flow and may require us to seek financing from third parties. In the past, Integrated BioPharma has provided capital for our general corporate purposes, and we used cash provided by Integrated BioPharma to fund our operations. Since the distribution, Integrated BioPharma has not and will not provide funds to finance our operations. Without the opportunity to obtain financing from Integrated BioPharma, we will in the future need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. The terms, interest rates, costs and fees of new credit facilities may not be as favorable as those historically enjoyed with Integrated BioPharma. For example, Integrated BioPharma did not charge us with any fees or costs for the intercompany borrowing, nor were there any covenants regarding financial ratios or prohibition on certain transactions in the loan arrangement with Integrated BioPharma. Our inability to obtain financing on favorable terms could restrict our operations and increase our losses.

iBioPharma, Inc.
(Formerly, InB:Biotechnologies, Inc.)
Notes To Condensed Financial Statements
(Unaudited)

In August 2008, we closed on our $5.0 million private placement, which funds were released from an escrow account subsequent to the spin-off. This additional capital is expected to cover our anticipated costs through the first quarter of calendar year 2010. If we are unsuccessful in raising additional capital or other alternative financing by then we might have to postpone or abandon our efforts to commercialize the intellectual property and suspend operations.

Note 2. Summary of Significant Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The most significant estimates include:

·	sales returns and allowances;

·	allowance for doubtful accounts;

·	valuation and recoverability of long-lived and intangible assets, including the values assigned to acquired intangible assets;

·	income taxes and valuation allowance on deferred income taxes, and;

·	accruals for, and the probability of, the outcome of current litigation, if any.

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

Research and Development Costs. Research and development costs are expensed as incurred. The Company incurred $250,000 and $500,000 in the three and six months ended December 31, 2008, respectively with no research and development expenses incurred in the three and six months ended December 31, 2007.

Stock-Based Compensation. As of December 31, 2008, the Company has a stock-based compensation plan; however no shares have been issued under the Plan. Prior to the spin-off, non-cash compensation earned by employees and directors of the Company were the result of stock options and restricted stock unit awards issued under the Former Parent’s stock based compensation plan.

Income Taxes. The Company had elected to file its federal income tax return as part of the consolidated federal tax return of Integrated BioPharma, its then parent company, and accordingly has not filed separate

iBioPharma, Inc.
(Formerly, InB:Biotechnologies, Inc.)
Notes To Condensed Financial Statements
(Unaudited)

tax returns with the Internal Revenue Service since it was a wholly owned subsidiary of Integrated BioPharma through August 18, 2008. For state and local income taxes the Company has and continues to file tax returns separate from its Former Parent. Integrated BioPharma and the Company account for the Company’s federal tax liabilities on the “separate company basis” method in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Under this method, the Company records tax expense and related deferred tax benefits in a manner comparable to that which it would record if it were not affiliated with Integrated BioPharma.

The Company will file separate federal tax returns beginning in its fiscal year ending June 30, 2009, which will be for the period from August 18, 2008 to June 30, 2009, subsequent filings will be for the Company’s entire fiscal year periods ending June 30.

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

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

For the three and six months ended December 31, 2008, the Company had warrants to purchase 2,345,752 shares of common stock outstanding that were not included in the computation of diluted earnings per share as their exercise prices were greater than the market price of the common shares as of December 31, 2008. For the three and six months ended December 31, 2007, the Company did not have any derivative securities outstanding which would result in the dilution of earnings per share.

Recent Accounting Pronouncements. In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for us on December 31, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Condensed Financial Statements on a recurring basis (at least annually).

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

iBioPharma, Inc.
(Formerly, InB:Biotechnologies, Inc.)
Notes To Condensed Financial Statements
(Unaudited)

condition or liquidity.

Note 3. Intangible Assets and Other Payables

The carrying amount of intangible assets as of December 31, 2008 and June 30, 2008 is as follows:

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

During the six months ended December 31, 2008, the Company made the final payments of $1,050,000 under the intellectual property acquisition agreement, as amended, with FhCMB entered into in January 2004. As of June 30, 2008, the Company had the remaining commitment of $1,050,000 included in other payables. Amortization expense recorded on intangible assets for the three and six months ended December 31, 2008 and 2007 was approximately $69,100 and $56,200 and $132,800 and $125,700, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 10 years to 20 years and is included in selling and administrative expenses.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows as of December 31, 2008:

iBioPharma, Inc.
(Formerly, InB:Biotechnologies, Inc.)
Notes To Condensed Financial Statements
(Unaudited)

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

In August 2008, our Former Parent ceased allocating its corporate overhead to the Company and entered into a Transitional Services Agreement (the “TS Agreement”) with Integrated BioPharma. The transitional services agreement permits us to continue to use certain corporate services previously provided to us by Integrated BioPharma as a subsidiary corporation in exchange for a management charge. The scope of these services is limited to legal, strategic financial planning and SEC reporting, and tax services by certain Integrated BioPharma corporate employees. In exchange for these services, the Company expects to pay approximately $50,000 for certain financial and tax services over an estimated period of six months; the TS Agreement provides for a per annum fee of $100,000. In the three and six months ended December 31, 2008, Integrated BioPharma charged us approximately $25,000 and $37,000, respectively, under the TS Agreement.

Note 5. Significant Risks and Uncertainties

iBioPharma, Inc.
(Formerly, InB:Biotechnologies, Inc.)
Notes To Condensed Financial Statements
(Unaudited)

(a) Concentrations of Credit Risk-Cash. The Company maintains balances at a financial institution. Deposit accounts at the institution are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for deposits up to $250,000. As of December 31, 2008, the Company had uninsured cash balances of approximately $1.6 million on deposit with JP Morgan Chase. The FDIC is temporarily insuring deposits up to $250,000 at financial institutions through December 31, 2009. Additionally, JP Morgan Chase is participating in the FDIC’s Transaction Account Guarantee Program, whereby all non-interest bearing checking accounts (including accounts with interest rates less than 0.50%) are fully guaranteed by the FDIC for the entire amount through December 31, 2009.

(b) Concentrations of Credit Risk-Receivables. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances as of December 31, 2008 and June 30, 2008 was $2,250. The Company’s bad debt expense for each of the three and six months ended December 31, 2008 and 2007 was none.

(c) Major Customers. For the three months ended December 31, 2008, approximately 12.1%, 39.8% and 43.1%, respectively and for the six months ended December 31, 2008, approximately 23.6%, 31.5% and 42.1%, respectively, of revenues were derived from three customers. For the three and six months ended December 31, 2007, approximately 58.8% and 39.1% and 48.8% and 49.4%, respectively, of revenues were derived from two customers. The loss of any of these customers would have an adverse affect on the Company’s sales. Accounts receivable from the three customers as of December 31, 2008, represents 90.5% of the accounts receivable balance as of such date.

(d) Major Supplier and Related Party. The Company has subcontracted the manufacturing, including the oversight of its supply agreement with a wholly owned subsidiary of Integrated BioPharma (IHT Health Products, Inc. (“IHT”)), which in turn contracts with another wholly owned subsidiary of Integrated BioPharma; substantially all of our cost of goods sold are paid to this related party. For the three and six months ended December 31, 2008 and 2007, the Company was invoiced by IHT $214,200 and $128,320 and $331,800 and $246,320, respectively under this arrangement which amounts are included in cost of goods sold in the accompanying statements of operations and which are payable as and when payment is received by the Company from the sale of such goods. The Company is not direct billed by the other related party utilized under the manufacturing arrangement.

(e) Other Business Risks. The Company insures it business and assets against insurable risks, to the extent that it deems appropriate, based upon an analysis of the relative risks and costs. The Company believes that the risk of loss from non-insurable events would not have a material adverse effect on the Company’s operations as a whole.

Note 6. Commitments and Contingencies

(a) Leases. The Company leases office space on a month-to-month basis. The lease was effective October 1, 2006 and provides for a minimum monthly rental of $1,126. Total rent expense, including real estate taxes and maintenance charges, was approximately $3,400 and $6,800 for each of the three and six months ended December 31, 2008 and 2007, respectively.

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

iBioPharma, Inc.
(Formerly, InB:Biotechnologies, Inc.)
Notes To Condensed Financial Statements
(Unaudited)

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

As of December 31, 2008, the Company has made payments in full for the purchase commitment of $3.6 million.

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

iBioPharma, Inc.
(Formerly, InB:Biotechnologies, Inc.)
Notes To Condensed Financial Statements
(Unaudited)

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

Overview

iBioPharma, Inc. (formerly, InB:Biotechnologies, Inc.) (the “Company”) is a biopharmaceutical company focused on using and promoting the use of its proprietary plant-based technology platform (the “Platform”) by which targeted proteins can be produced in plants for the development and manufacture of novel vaccines and therapeutics for humans and certain veterinary applications. References in this Quarterly Report, on Form 10-Q, to “we,” “us”, “our company” or “InB:Biotechnologies”, refer to iBioPharma, Inc.. The Platform was invented and developed by Fraunhofer USA Center for Molecular Biotechnology (“FhCMB”), a not-for-profit translational research institution. In January 2004, we acquired from FhCMB the Platform and FhCMB’s commitment for maintenance and support necessary to further protect the intellectual property comprising the Platform, including filing and prosecuting patent applications, providing scientific support for patent counsel’s activities on behalf of the Company and otherwise to maintain in force and good standing the Company’s intellectual property rights.

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

In addition, in 2006, the Company engaged FhCMB to create a prototype production module for products made through the use of the Platform. The purpose for this engagement was to demonstrate the ease and economy with which Platform-based products could be manufactured, again in order to attract Licensees and increase the value of the Company’s share of collaborative arrangements. The prototype design, which encompasses the entire production process from the seeding through pre-infiltration plant growth, infiltration with agrobacteria harvesting of plant tissue and purification of target proteins, was completed in May 2008. A pilot plant based on the prototype is being completed in the FhCMB facility in Newark, Delaware. Equipment in the facility is scheduled to be commissioned and the facility validated for cGMP production in the second and third quarters of calendar 2009. The facility will then be used for pilot scale production of protein targets for clinical trials of product candidates which use our Platform technology.

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

In January of 2009, the Company and FhCMB agreed to suspend further preparation for clinical trials of a seasonal flu vaccine candidate and instead to focus on clinical trials of a pandemic flu vaccine candidate of interest also to the Bill & Melinda Gates Foundation, which granted FhCMB $8.7 million to fund clinical trials of the pandemic flu candidate based upon the Company’s Platform.

Historically, we have also used plants as sources of high quality nutritional supplements. The Company has a patented process for hydroponic growth of edible plants that causes them to accumulate high levels of important nutritional minerals such as chromium, selenium, iron and zinc. Effective January 2009, we agreed to grant to IHT Health Products, Inc. (a wholly owned subsidiary of our Former Parent) ("IHT") an exclusive license to the Company's patented process in consideration for a royalty of ten percent (10%) of net sales and the obligation of IHT to maintain in force and good standing the Company’s patent and related intellectual property. At the same time, rights under the Mannatech agreement and other customer agreements have been beneficially transferred to IHT; until formal transfer of the agreements, the Company will act as IHT’s agent thereunder.

Effect of Spin-off from Integrated BioPharma, Inc.

After the distribution, which occurred on August 18, 2008, the contribution of additional capital from Integrated BioPharma, our Former Parent, and the $5.0 million private placement, Integrated BioPharma owns approximately 5.4% of our common stock, and ceased to control iBioPharma.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the six months ended December 31, 2008. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2008.

Results of Operations

Three months ended December 31, 2008 compared to the three months ended December 31, 2007

Net Sales. Net sales for the three months ended December 31, 2008 and 2007 were $379,100 and $240,200, respectively, an increase of $138,900 or 58%. Sales under our supply agreement with Mannatech represent 51.9% of our sales in the three month period ended December 31, 2008 compared to 97.9% of our net sales in the three month period ended December 31, 2007.

For the three months ended December 31, 2008, substantially all of net sales were derived from three customers. Two of these customers, L. Perrigo Company (12.1%) (formerly, JB Laboratories, Inc.) and Natural Alternatives International (39.8%), became our customers under our supply agreement with Mannatech at the direction of Mannatech for the purpose of supplying certain raw materials in the manufacturing process of Mannatech’s nutraceutical product lines. The remaining customer, FhCMB represent 43.1% of net sales for the period ended December 31, 2008 and relates to our subcontract agreement with FhCMB under their DARPA (Defense Advanced Research Agency) grant. For the three months ended December 31, 2007, substantially all of our net sales were derived from two customers: L. Perrigo Company (39.1%) and Natural Alternatives International (58.8%) all in connection with our supply agreement with Mannatech. The loss of any of these customers would have an adverse affect on our net sales.

Cost of sales. Cost of sales increased to $195,100 for the three months ended December 31, 2008, as compared to $113,900 for the three months ended December 31, 2007. Cost of sales, as a percentage of sales, were 51.4% and 47.4%, respectively for the three months ended December 31, 2008 and 2007. The primary change in the cost of sales as a percentage of net sales is the result of an increase in our cost of sales from 50% to 90% under our manufacturing oversight contract with IHT for sales under the supply agreement with Mannatech, offset by the increase in sales from our sales under our subcontract agreement with FhCMB which has no cost of sales.

Research and Development Costs. Our research and development costs were $250,000 in the three months ended December 31, 2008 compared to none in the three months ended December 31, 2007. Research and development costs consist primarily of payments made or owed to FhCMB in reaching milestones under our research agreements with them. The increase of approximately $250,000 was primarily the result in an increase of $250,000 of payments made to FhCMB under our research agreements with them in the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

Selling and Administrative Expenses. Selling and administrative expenses were $505,600 for the three months ended December 31, 2008, an increase of $25,500 as compared with $480,100 for the three months ended December 31, 2007. A tabular presentation of the changes in selling and administrative expenses is as follows:

Corporate support charges from Integrated BioPharma were eliminated in the three months ended December 31, 2008 and were approximately $107,600 for the three months ended December 31, 2007. Integrated BioPharma ceased charging us the corporate support charges subsequent to the spin-off from Integrated BioPharma on August 18, 2008.

Corporate support charges consisted of the following:

The salary allocation was an allocation of the Integrated BioPharma’s salaries and related employee costs for persons in the executive management team that devoted a portion of their time to iBioPharma’s business and an allocation of the accounting and support staff of Integrated BioPharma whom also devoted a portion of their time to our record keeping and administrative matters. The overhead allocation was an allocation of Integrated BioPharma’s allocable overhead accounts including office expenses, telephone, professional fees, consulting fees, finance charges and travel and entertainment expenses and were allocated to each of Integrated BioPharma’s subsidiaries’ based on the estimated percentage of time devoted to each company, including Integrated BioPharma, and actual expenses of Integrated BioPharma on a trailing six month period.

Salaries and employee benefits increased to $161,600 in the three months ended December 31, 2008 from $107,800 in the three months ended December 31, 2007, an increase of approximately $53,800. The increase is primarily attributable to the increased salary cost for our Chief Executive Officer and his assistant, whose salary costs were previously charged through the Corporate Support charges.

Consulting and other professional fees increased by approximately $50,700 or 62% in the three months ended December 31, 2008 to approximately $132,400 compared to approximately $81,700 in the three months ended December 31, 2007. Consulting and other professional fees consist of legal, outside accounting services, director’s fees, scientific advisory board (“SAB”) expenses (both travel and consulting fees) and consulting fees paid to outside consultants and our own Chief Scientific Officer. Additionally, in the three months ended December 31, 2007, we negotiated a discount with one of our legal firms for legal fees incurred in that period and prior periods estimated at approximately $200,000 and recorded the estimated recovery of those legal fees in the three months ended December 31, 2007 with no comparable recovery in the three months ended December 31, 2008. The increase of $50,700 in consulting and other professional fees, excluding the $200,000 recovery of legal fees, from the three months ended December 31, 2007 to December 31, 2008 was primarily the result of increases in accounting fees of $16,800, transitional services fees of $25,000 and consulting fees of $24,200, offset in part by decreases in director’s fees approximately $5,000, SAB costs of approximately $5,800 and other professional fees of $4,800. Accounting and transitional fees increased 100% in the December 31, 2008 period as these costs did not exist in the period ended December 31, 2007 as they were included in the Corporate Support Charges.

In the three months ended December 31, 2008, lab expense increased by $67,000 to $88,700 from $21,700 in the comparable period a year ago, $68,800 of the increase relates to salaries of employees charged to lab expense. Lab salaries increased approximately $68,800 and was the primary component of the increase in lab expenses. The increase was the result of hiring additional employees to work on lab projects, primarily related to our grant income under our FhCMB agreement, in the three months ended December 31, 2008 compared to the year ago period.

Depreciation and amortization expense increased to approximately $69,800 in the three months ended December 31, 2008 from approximately $56,200 in the three months ended December 31, 2007, or approximately $13,600 or 24.2%. The primary increase is attributable to additional intangible assets of approximately $468,000 period over period in patents increasing our amortization expense on our patent portfolio by approximately $10,600.

Our insurance costs increased to approximately $9,700 from approximately $3,100 in the three months ended December 31, 2007, an increase of $6,600. The increase of $6,600 is primarily related to securing a separate Directors and Officers (D&O) insurance policy from our former parent. In the three months ended December 31, 2008, we had approximately $9,500 relating to this type of insurance. In the period ended December 31, 2007, our officers’ were covered under Integrated BioPharma’s D&O policy and was included in the corporate support charges in that period. This increase was offset by a decrease in product liability insurance of $2,900, as this cost is covered by IHT Health Products, Inc., a wholly owned subsidiary of our former parent, Integrated BioPharma, under our manufacturing arrangement.

Pursuant to SFAS No. 123(R), adopted as of July 1, 2005, we recognized approximately $14,100 in compensation expense for employee stock options in the three months ended December 31, 2007. This expense was a direct allocation from our Former Parent for our employees and directors who received compensation in the form of stock options providing for the purchase of our Former Parent’s stock upon vesting of their awards. There was no such expense in the three months ended December 31, 2008, as we have not issued any stock options under our plan.

In December 2006, the Company made in an investment in a private biotech company that was in its initial stages of filing to become a public company. In the three month period ended December 31, 2007, the Company, based in part on information from public filings of the biotech company, charged off its entire investment, $253,500, in this biotech company.

Other expense increased to approximately $16,600 in the three months ended December 31, 2008 from approximately $11,000 in the three months ended December 31, 2007, approximately $5,600 or 50.7%. As a percentage of total selling and administrative expenses, other expenses were 3.2% and 2.3% in the three months ended December 31, 2008 and 2007, respectively.

Income tax (benefit). In the three months ended December 31, 2008, the Company had net income tax expense of approximately $400 compared to none in the three months ended December 31, 2007. Our ability to recognize an income tax benefit was dependent on the consolidated federal taxable income (loss) of Integrated BioPharma’s controlled group for federal income tax purposes. In the three months ended December 31, 2007, the controlled group of Integrated BioPharma had a taxable loss and therefore did not utilize any of the losses generated by us and as a stand-alone taxable entity. For the three months ended December 31, 2008, we reserved 100% of our resulting deferred tax asset generated from the net operating loss as it is more likely than not that, in the near term, that we will not generate sufficient taxable income to offset our taxable losses in the periods presented. Our deferred tax asset relating to our federal and state net operating losses are fully reserved in a valuation allowance account since it is more likely than not that we will not have sufficient taxable income, in the near future, to offset any future taxable income.  The income tax expense recognized in our statement of operations represents minimum state income taxes due in the states we are required to file income tax returns.

Six months ended December 31, 2008 compared to the six months ended December 31, 2007

Net Sales. Net sales for the six months ended December 31, 2008 and 2007 were $712,600 and $479,800, respectively, an increase of $232,800 or 48.5%. Sales under our supply agreement with Mannatech represent 55.1% of our sales in the six month period ended December 31, 2008 compared to 98.2% of our net sales in the six month period ended December 31, 2007.

For the six months ended December 31, 2008, substantially all of net sales were derived from three customers. Two of these customers, L. Perrigo Company (23.6%) (formerly, JB Laboratories, Inc.) and Natural Alternatives International (31.5%), became our customers under our supply agreement with Mannatech at the direction of Mannatech for the purpose of supplying certain raw materials in the manufacturing process of Mannatech’s nutraceutical product lines. The remaining customer, FhCMB represents 42.1% of net sales for the period ended December 31, 2008 and relates to our subcontract agreement with FhCMB under their DARPA (Defense Advanced Research Agency) grant. For the six months ended December 31, 2007, substantially all of our net sales were derived from two customers: L. Perrigo Company (48.8%) and Natural Alternatives International (49.4%) all in connection with our supply agreement with Mannatech. The loss of any of these customers would have an adverse affect on our net sales.

Cost of sales. Cost of sales increased to $330,700 for the six months ended December 31, 2008, as compared to $231,900 for the six months ended December 31, 2007. Cost of sales, as a percentage of sales, were 46.4% and 48.3%, respectively for the six months ended December 31, 2008 and 2007. The primary change in the cost of sales as a percentage of net sales is the result of an increase in our cost of sales from 50% to 90% under our manufacturing oversight contract with IHT for sales under the supply agreement with Mannatech, offset by the increase in sales from our sales under our subcontract agreement with FhCMB which has no cost of sales.

Research and Development Costs. Our research and development costs were $500,000 in the six months ended December 31, 2008 compared to none in the six months ended December 31, 2007. Research and development costs consist primarily of payments made or owed to FhCMB in reaching milestones under our research agreements with them. The increase of approximately $500,000 was primarily the result in an increase of $500,000 of payments made to FhCMB under our research agreements with them in the six months ended December 31, 2008 compared to the six months ended December 31, 2007.

Selling and Administrative Expenses. Selling and administrative expenses were $1,002,990 for the six months ended December 31, 2008, an increase of $24,800 as compared with $978,100 for the six months ended December 31, 2007. A tabular presentation of the changes in selling and administrative expenses is as follows:

Corporate support charges from Integrated BioPharma were $23,400 in the six months ended December 31, 2008 and were approximately $215,100 for the six months ended December 31, 2007. Integrated BioPharma ceased charging us the corporate support charges subsequent to the spin-off from Integrated BioPharma on August 18, 2008.

Corporate support charges consisted of the following:

The salary allocation was an allocation of the Integrated BioPharma’s salaries and related employee costs for persons in the executive management team that devoted a portion of their time to iBioPharma’s business and an allocation of the accounting and support staff of Integrated BioPharma whom also devoted a portion of their time to our record keeping and administrative matters. The overhead allocation was an allocation of Integrated BioPharma’s allocable overhead accounts including office expenses, telephone, professional fees, consulting fees, finance charges and travel and entertainment expenses and were allocated to each of Integrated BioPharma’s subsidiaries’ based on the estimated percentage of time devoted to each company, including Integrated BioPharma, and actual expenses of Integrated BioPharma on a trailing six month period.

Salaries and employee benefits increased to $327,800 in the six months ended December 31, 2008 from $148,800 in the six months ended December 31, 2007, an increase of approximately $179,000. The increase is attributable to the increased salary cost for our Chief Executive Officer and his assistant, of approximately $96,800, whose salary costs were previously charged through the Corporate Support charges, our President employed for the full six months in the period ended December 31, 2008 versus three in the year ago period resulting in an increase of $63,900 and the remaining increase of approximately was the result of salary increases and a bonus payment to other employees of approximately $118,300.

Consulting and other professional fees decreased by approximately $59,100 or 19% in the six months ended December 31, 2008 to approximately $258,600 compared to approximately $317,700 in the six months ended December 31, 2007. Consulting and other professional fees consist of legal, outside accounting services, director’s fees, scientific advisory board (“SAB”) expenses (both travel and consulting fees) and consulting fees paid to outside consultants and our own Chief Scientific Officer. Additionally, in the six months ended December 31, 2007, we negotiated discounts with our legal firms for legal fees incurred in that period and prior periods estimated at approximately $224,500 and recorded the estimated recovery of those legal fees in the six months ended December 31, 2007, with no comparable recovery in the six months ended December 31, 2008. The decrease of $59,100 in consulting and other professional fees, excluding the $224,500 recovery of legal fees, from the six months ended December 31, 2007 to December 31, 2008, was primarily the result of decreases in legal fees and other professional fees of approximately $153,200 and SAB costs of approximately $26,200, offset in part by increases accounting and audit fees of $70,600, transitional services of $36,900 and consulting fees of $12,800. Accounting and transitional fees increased 100% in the December 31, 2008 period as these costs did not exist in the period ended December 31, 2007 as they were included in the Corporate Support Charges.

In the six months ended December 31, 2008, lab expense increased by $122,600 to $162,900 from $40,300 in the comparable period a year ago, substantially all the increase relates to salaries of employees charged to lab expense. The increase in lab salaries was a result of hiring additional employees to work on lab projects, primarily related to our grant income under our FhCMB agreement, in the six months ended December 31, 2008 compared to the year ago period.

Travel and entertainment expenses increased by $15,800 to $49,400 in the six months ended December 31, 2008, from $33,600 in the six months ended December 31, 2007. This increase was the result of increased travel incurred from our president who resides in California, and our Chief Scientific Officer, who resides in London, and members of our SAB, who travel in connection with their visits to our offices in Delaware and to attend various meetings in New York and Florida in the six months ended December 31, 2008 compared to the same period in 2007.

Our insurance costs increased to approximately $12,000 from approximately $6,600 in the six months ended December 31, 2007, an increase of $5,400. The increase of $5,400 is primarily related to securing a separate Directors and Officers (D&O) insurance policy from our former parent. In the six months ended December 31, 2008, we had approximately $9,500 relating to this type of insurance. In the period ended December 31, 2007, our officers’ were covered under Integrated BioPharma’s D&O policy and was included in the corporate support charges in that period. This increase was offset by a decrease in product liability insurance of $4,000, as this cost is covered by IHT Health Products, Inc., a wholly owned subsidiary of our former parent, Integrated BioPharma, under our manufacturing arrangement.

Pursuant to SFAS No. 123(R), adopted as of July 1, 2005, we recognized approximately $4,700 in compensation expense for employee stock options in the six months ended December 31, 2008 and $28,200 in the six months ended December 31, 2007. This expense is a direct allocation from our Former Parent for our employees and directors who received compensation in the form of stock options providing for the purchase of our Former Parent’s stock upon vesting of their awards.

In December 2006, the Company made in an investment in a private biotech company that was in its initial stages of filing to become a public company. In the three month period ended December 31, 2007, the Company, based in part on information from public filings of the biotech company, charged off its entire investment, $253,500, in this biotech company.

Other expense decreased to approximately $30,000 in the six months ended December 31, 2008 from approximately $33,100 in the six months ended December 31, 2007, approximately $3,100 or 9.5%. As a percentage of total selling and administrative expenses, other expenses were 3.0% and 3.3% in the six months ended December 31, 2008 and 2007, respectively.

Income tax (benefit). In the six months ended December 31, 2008, the Company had net income tax expense of approximately $1,400 compared to $2,600 in the six months ended December 31, 2007. Our ability to recognize an income tax benefit was dependent on the consolidated federal taxable income (loss) of Integrated BioPharma’s controlled group for federal income tax purposes. In the six months ended December 31, 2007, the controlled group of Integrated BioPharma had a taxable loss and therefore did not utilize any of the losses generated by us and as a stand-alone taxable entity. For the six months ended December 31, 2008, we reserved 100% of our resulting deferred tax asset generated from the net operating loss as it is more likely than not that, in the near term, that we will not generate sufficient taxable income to offset our taxable losses in the periods presented. Our deferred tax asset relating to our federal and state net operating losses are fully reserved in a valuation allowance account since it is more likely than not that we will not have sufficient taxable income, in the near future, to offset any future taxable income.  The income tax expense recognized in our statement of operations represents minimum state income taxes due in the states we are required to file income tax returns.

Seasonality

We do not believe that our operations are impacted by seasonality.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities:

At December 31, 2008, we had working capital of $1.6 million, an increase from our negative working capital of $1.8 million as of June 30, 2008. Our cash position increased significantly from June 30, 2008 as a result of the $4.6 million of net proceeds we received from our private placement of common stock in August 2008.

In the six months ended December 31, 2008, we used $1.6 million of cash from our operating activities compared to $627,700 of cash in operations in the six months ended December 31, 2007, an increase of approximately $954,700. The increase of approximately $954,700 in cash used in operating activities is composed of increases in; our operating loss of $643,200 (excluding non-cash activities) (the primary increase in the operating loss was the increase in research and development expenses of $500,000) and increases in the use of cash of $248,900 in accounts receivables, other assets of $22,900 and, a net increase in accounts payable and accrued expenses and other liabilities of $39,700.

The increase in our accounts receivable balance is a result of billing FhCMB at the end of December 2008 for work performed under our subcontract agreement relating to FhCMB’s DARPA grant in the amount of $163,400. Excluding this receivable from FhCMB, our accounts receivable balance would have increased by approximately $60,000 as a result of increased sales from the June 2008 quarter to the December 31, 2008 quarter resulting from the supply agreement with Mannatech. The net increase in accounts payable and accrued expenses of an aggregate amount of $39,700 is primarily attributable to using the proceeds from our $5.0 million private placement to pay down our outstanding liabilities that had been building over the six month period ended June 30, 2008.

The increase in cash used from investing activities of approximately $1.3 million in our six months ended December 31, 2008 from our six months ended December 31, 2007 is primarily due to the payment of $750,000 owed to FhCMB as of June 30, 2008, which we were delayed in paying until August 2008, upon the completion of our $5.0 million private placement of capital and then paying for the remaining $300,000 owed on the intellectual property relating to our iBioLaunch technology developed by FhCMB which become due in the six month period ended December 31, 2008. The balance of the increase, or $280,000, was additional spending on our patent portfolio.

The increase in cash provided from financing activities of approximately $4.2 million from six months ended December 31, 2007 to 2008, is a result of the net proceeds of $4.6 million from our completion of the $5.0 million private placement of capital completed in August 2008 offset by a net decrease in advances from our Former Parent of $678,300.
The following table sets forth the Company’s future commitments as of December 31, 2008 (Purchase Obligations represents our expected payments to FhCMB under our amended technology transfer and research agreements):

Our plans to expand our business and to continue to improve our product candidates to strengthen our ability to obtain licensees for our proprietary technology may require funds in excess of our cash flow and may require us to seek financing from third parties. In the past, Integrated BioPharma has provided capital for our general corporate purposes, and we used cash provided by Integrated BioPharma to fund our operations. Since the distribution, Integrated BioPharma has not and will not provide funds to finance our operations. Without the opportunity to obtain financing from Integrated BioPharma, we will in the future need to obtain additional financing from banks, or through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements. The terms, interest rates, costs and fees of new credit facilities may not be as favorable as those historically enjoyed with Integrated BioPharma. For example, Integrated BioPharma did not charge us with any fees or costs for the intercompany borrowing, nor were there any covenants regarding financial ratios or prohibition on certain transactions in the loan arrangement with Integrated BioPharma. Our inability to obtain financing on favorable terms could restrict our operations and increase our losses.

In August 2008, we closed on our $5.0 million private placement, which funds were released from an escrow account subsequent to the spin-off. This additional capital is expected to cover our anticipated costs through the first quarter of calendar year 2010. If we are unsuccessful in raising additional capital or other alternative financing by then we might have to postpone or abandon our efforts to commercialize the intellectual property and suspend operations.

Capital Expenditures

The Company’s capital expenditures, other than intellectual property, during the six months ended December 31, 2008 and 2007 were not material.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Announced Accounting Pronouncements

Please refer to Note 2 in our financial statements, which can be found at page 6, herein.

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

Item 4T. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit

Number

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBioPharma, Inc.

Date: February 11, 2009	By: /s/ Robert B. Kay
Robert B. Kay,
Chief Executive Officer

Date: February 11, 2009	By: /s/ Dina L. Masi
Dina L. Masi,
Interim Chief Financial Officer