Form 10-Q
period 2009-03-31
iBioPharma, Inc.
filed 2009-05-15
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at May 15, 2009
Common Stock, $0.001 par value	23,357,519 Shares

IBIOPHARMA, INC.

FORM 10-Q QUARTERLY REPORT
For the Three and Nine Months Ended March 31, 2009

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

The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2008 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements, are subject to change and inherent risks and uncertainties.

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

(Formerly, InB:Biotechnologies, Inc.)

Notes To Condensed Financial Statements

(Unaudited)

Note 1. Principles of Consolidation and Basis of Presentation and Liquidity

The accompanying financial statements for the interim periods are unaudited and include the accounts of the Company. The interim financial statements have been prepared in conformity with Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and therefore do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented have been included. These financial statements should be read in conjunction with the financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (“10-K”), as filed with the SEC. The June 30, 2008 balance sheet was derived from audited financial statements, but the related footnotes do not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year ending June 30, 2009 or for any other period.

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

Research and Development Costs.

Research and development costs are expensed as incurred. The Company incurred $83,100 and $714,300 in the three and nine months ended March 31, 2009, respectively, and $257,200 and $257,200 in the three and nine months ended March 31, 2008, respectively.

Stock-Based Compensation.

The Company records stock based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment ("FAS 123(R)") which requires that stock-based compensation expense be recognized in the financial statements for share based payment transactions and that the measurement of such expense be based upon the estimated fair value of the financial instruments issued.

Prior to the spin-off, non-cash compensation earned by employees and directors of the Company were the result of stock options and restricted stock unit awards issued under the Former Parent’s stock based compensation plan.

Income Taxes.

The Company had elected to file its federal income tax return as part of the consolidated federal tax return of Integrated BioPharma, its then parent company, and accordingly has not filed separate tax returns with the Internal Revenue Service since it was a wholly owned subsidiary of Integrated BioPharma through August 18, 2008. For state and local income taxes the Company has and continues to file tax returns separate from its Former Parent. Integrated BioPharma and the Company account for the Company’s federal tax liabilities on the “separate company basis” method in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. Under this method, the Company records tax expense and related deferred tax benefits in a manner comparable to that which it would record if it were not affiliated with Integrated BioPharma.

The Company will file separate federal tax returns beginning in its fiscal year ending June 30, 2009, which will be for the period from August 18, 2008 to June 30, 2009, subsequent filings will be for the Company’s fiscal year periods ending each June 30th.

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

Diluted weighted-average shares are the same as basic weighted-average shares since the inclusion of potentially issuable shares pursuant to the exercise of stock options and warrants would have been antidilutive. The Company had options and warrants outstanding as of March 31, 2009 for the purchase of 1,080,000 and 2,345,752 common stock shares, respectively. There were no security instruments outstanding as of March 31, 2008 which could potentially result in the dilution of earnings per share.

Reclassifcations.

Certain amounts of prior periods have been reclassified in these condensed financial statements in order to conform to the current period presentation.

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

In June 2008, the FASB ratified the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF No. 07-05"). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of this pronouncement will have upon its financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is evaluating the impact the adoption of this pronouncement will have on its financial statements.

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

The carrying amount of intangible assets as of March 31, 2009 and June 30, 2008 is as follows:

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

During the nine months ended March 31, 2009, the Company made the final payments of $1,050,000 under the intellectual property acquisition agreement, as amended, with FhCMB entered into in January 2004. As of June 30, 2008, the Company had the remaining commitment of $1,050,000 included in other payables. Amortization expense recorded on intangible assets for the three and nine months ended March 31, 2009 and 2008 was approximately $72,300 and $59,300 and $205,100 and $185,000, respectively. Amortization expense is recorded on the straight-line method over periods ranging from 10 years to 20 years and is included in selling and administrative expenses.

The estimated annual amortization expense for intangible assets for the five succeeding fiscal years is as follows as of March 31, 2009:

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

In August 2008, our Former Parent ceased allocating its corporate overhead to the Company and entered into a Transitional Services Agreement (the “TS Agreement”) with Integrated BioPharma. The transitional services agreement permits us to continue to use certain corporate services previously provided to us by Integrated BioPharma as a subsidiary corporation in exchange for a management charge. The scope of these services is limited to legal, strategic financial planning and SEC reporting, and tax services by certain Integrated BioPharma corporate employees. In exchange for these services, the Company expects to pay approximately $75,000 for certain financial and tax services over an estimated period of nine months; the TS Agreement provides for a per annum fee of $100,000. In the three and nine months ended March 31, 2009, Integrated BioPharma charged us approximately $25,000 and $62,000, respectively, under the TS Agreement.

Note 5. Significant Risks and Uncertainties

(a) Concentrations of Credit Risk-Cash.

The Company maintains balances at a financial institution. Deposit accounts at the institution are insured by the Federal Deposit Insurance Corporation (the “FDIC”) for deposits up to $250,000. As of March 31, 2009, the Company had cash balances of approximately $1.4 million on deposit with JP Morgan Chase which were insured by the FDIC.

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

(b) Concentrations of Credit Risk-Receivables.

The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited. The Company does not require collateral in relation to its trade accounts receivable credit risk. The amount of the allowance for uncollectible accounts and other allowances as of March 31, 2009 and June 30, 2008 was zero and $2,250, respectively. The Company had no bad debt expense for each of the three and nine month periods ended March 31, 2009 and 2008.

(c) Major Customers.

For the three months ended March 31, 2009, approximately 0%, 44% and 58%, respectively and for the nine months ended March 31, 2009, approximately 16%, 43% and 40%, respectively, of revenues were derived from three customers. For the three and nine months ended March 31, 2008, approximately 40% and 53% and 45% and 50%, respectively, of revenues were derived from two customers. The loss of any of these customers would have an adverse affect on the Company’s sales. Accounts receivable from the two customers as of March 31,

2009, represents 92% of the accounts receivable balance as of such date.

(d) Major Supplier and Related Party.

The Company has subcontracted the manufacturing, including the oversight of its supply agreement with a wholly owned subsidiary of Integrated BioPharma (IHT Health Products, Inc. (“IHT”)), which in turn contracts with another wholly owned subsidiary of Integrated BioPharma; substantially all of our cost of goods sold are paid to this related party. For the three and nine months ended March 31, 2009 and 2008, the Company was invoiced by IHT $170,000 and $192,000 and $501,800 and $438,300, respectively, under this arrangement which amounts are included in cost of goods sold in the accompanying statements of operations and which are payable as and when payment is received by the Company from the sale of such goods. The Company is not direct billed by the other related party utilized under the manufacturing arrangement.

(e) Other Business Risks.

The Company insures it business and assets against insurable risks, to the extent that it deems appropriate, based upon an analysis of the relative risks and costs. The Company believes that the risk of loss from non-insurable events would not have a material adverse effect on the Company’s operations as a whole.

Note 6. Commitments and Contingencies

(a) Leases.

The Company leases office space on a month-to-month basis. The lease was effective October 1, 2006 and provides for a minimum monthly rental of $1,126. Total rent expense, including real estate taxes and maintenance charges, was approximately $3,400 and $10,100 for each of the three and nine months ended March 31, 2009 and 2008, respectively.

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

As of March 31, 2009, the Company has made payments in full for the purchase commitment of $3.6 million.

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

On February 13, 2009, the Company granted options to members of management and the Board of Directors to purchase 1,080,000 shares of common stock at an exercise price of $0.20 for a period of 10 years. The Company estimated the fair value of these options as of the date of the grant to be $134,820 utilizing the Black-Scholes model and will record stock based compensation expense ratably over the vesting periods ranging from three to five years. The fair value of these options was estimated at the date of grant using the following assumptions: Dividend yield of 0%; Risk-free interest rate of 1.4% to 1.9%; Volatility of 80%; and Expected life of three to five years. For the three and nine month periods ended March 31, 2009, the Company recorded stock compensation expense of $3,683 for these options.

Note 8.  Subsequent Event

Subsequent to March 31, 2009, we entered into an agreement with an effective date of April 1, 2009 wherein we granted to IHT (a wholly owned subsidiary of our Former Parent) an exclusive license to the Company's patented process in consideration for a royalty of five percent (5%) of net sales and the obligation of IHT to maintain in force and good standing the Company's patent and related intellectual property.

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

In addition, in 2006, the Company engaged FhCMB to create a prototype production module for products made through the use of the Platform. The purpose for this engagement was to demonstrate the ease and economy with which Platform-based products could be manufactured, again in order to attract Licensees and increase the value of the Company’s share of collaborative arrangements. The prototype design, which encompasses the entire production process from the seeding through pre-infiltration plant growth, infiltration with agrobacteria harvesting of plant tissue and purification of target proteins, was completed in May 2008. A pilot plant based on the prototype is being completed in the FhCMB facility in Newark, Delaware. Equipment in the facility is scheduled to be commissioned and the facility validated for cGMP production in the third quarter of calendar 2009. The facility will then be used for pilot scale production of protein targets for clinical trials of product candidates which use our Platform technology.

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

Historically, we have also used plants as sources of high quality nutritional supplements. The Company has a patented process for hydroponic growth of edible plants that causes them to accumulate high levels of important nutritional minerals such as chromium, selenium, iron and zinc.  We entered into an agreement with an effective date of April 1, 2009 wherein we granted to IHT Health Products, Inc. (a wholly owned subsidiary of our Former Parent) ("IHT") an exclusive license to the Company's patented process in consideration for a royalty of five percent (5%) of net sales  and the obligation of IHT to maintain in force and good standing the Company’s patent and related intellectual property. At the same time, rights under the Mannatech agreement and other customer agreements have been beneficially transferred to IHT; until formal transfer of the agreements, the Company will act as IHT’s agent thereunder.

Effect of Spin-off from Integrated BioPharma, Inc.

After the distribution, which occurred on August 18, 2008, the contribution of additional capital from Integrated BioPharma, our Former Parent, and the $5.0 million private placement, Integrated BioPharma owns approximately 5.4% of our common stock, and ceased to control iBioPharma.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the nine months ended March 31, 2009. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under

“Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2008.

Results of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Net Sales.

Net sales for the three months ended March 31, 2009 and 2008 were $326,900 and $414,000, respectively, a decrease of $87,100 or 21%. Sales under our supply agreement with Mannatech represented 58% of our sales in the three month period ended March 31, 2009 compared to 93% of our net sales in the three month period ended March 31, 2008.

For the three months ended March 31, 2009, substantially all of net sales were derived from two customers. Natural Alternatives International (58%), became our customers under our supply agreement with Mannatech at the direction of Mannatech for the purpose of supplying certain raw materials in the manufacturing process of Mannatech’s nutraceutical product lines. The other customer, FhCMB represented 44% of net sales for the period ended March 31, 2009 and relates to our subcontract agreement with FhCMB under their DARPA (Defense Advanced Research Agency) grant. For the three months ended March 31, 2008, substantially all of our net sales were derived from two customers: L. Perrigo Company (40%) and Natural Alternatives International (53%) both in connection with our supply agreement with Mannatech. The loss of any of these customers would have an adverse affect on our net sales.

Cost of sales.

Cost of sales decreased to $166,400 for the three months ended March 31, 2009, as compared to $214,550 for the three months ended March 31, 2008. Cost of sales represented 51% and 52% of sales during the three month periods ended March 31, 2009 and 2008, respectively, and are attributable to our manufacturing oversight contract with IHT for sales under the supply agreement with Mannatech. Our subcontract agreement with FhCMB has no cost of sales.

Research and Development Costs.

Our research and development costs were $83,100 in the three months ended March 31, 2009 compared to $257,200 in the three months ended March 31, 2008. Research and development costs consist primarily of payments made or owed to FhCMB in reaching milestones under our research agreements with them. The absence of such costs during the three months ended March 31, 2009 reflect suspension of work under that research agreement in favor of pandemic flu vaccine candidate trials which are financed by a grant from the Bill and Melinda Gates Foundation to FhCMB and utilize the Company's technology licensed to FhCMB.

Selling and Administrative Expenses.

Selling and administrative expenses were $405,100 for the three months ended March 31, 2009, an increase of $42,900 as compared with $448,000 for the three months ended March 31, 2008. A tabular presentation of the changes in selling and administrative expenses is as follows:

Corporate support charges from Integrated BioPharma were zero in the three months ended March 31, 2009 and were approximately $49,300 for the three months ended March 31, 2008. Integrated BioPharma ceased charging us the corporate support charges subsequent to the spin-off from Integrated BioPharma on August 18, 2008.

Corporate support charges for the three months ended March 31, 2008 consisted of the following:

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

Salaries and employee benefits increased to approximately $103,100 in the three months ended March 31, 2009 from approximately $90,300 in the three months ended March 31, 2008, an increase of approximately $12,800. The increase is primarily attributable to the increased salary and benefits costs for our Chief Executive Officer and his assistant, whose costs were previously charged through the Corporate Support charges.

Depreciation and amortization expense increased to approximately $73,000 in the three months ended March 31, 2009 from approximately $59,300 in the three months ended March 31, 2008, or approximately $13,700 or 23%. The primary increase is attributable to additional intangible assets of approximately $522,200 period over period in patents.

In the three months ended March 31, 2009, lab expense increased by $33,700 to $69,900 from $36,200 in the comparable period a year ago. This change was attributable to increased lab salaries of approximately $60,800 related to the hiring of additional employees to work on lab projects, primarily related to our grant income under our FhCMB agreement, offset by a decrease in other lab expenses of $27,100.

Travel and entertainment expense decreased to approximately $5,700 in the three months ended March 31, 2009 from approximately $23,300 in the three months ended March 31, 2008, or approximately $17,600 or 65%. This change was attributable to the elevated level of travel in the prior period related to fundraising activities.

Consulting and other professional fees decreased by approximately $49,400 or 32% in the three months ended March 31, 2009 to approximately $105,300 compared to approximately $154,700 in the three months ended March 31, 2008. Consulting and other professional fees consist of legal, outside accounting services, director’s fees, scientific advisory board (“SAB”) expenses (both travel and consulting fees) and consulting fees paid to outside consultants and our own Chief Scientific Officer. The decrease of $49,400 in consulting and other professional fees, , from the three months ended March 31, 2009 compared to March 31, 2008 was primarily the result of decreases in accounting fees of $12,900, legal fees of $52,000 and directors' fees of $4,700 offset by increases in transitional fees of $25,000.

Pursuant to SFAS No. 123(R), adopted as of July 1, 2005, we recognized approximately $3,700 and $14,100 in compensation expense for employee stock options in the three months ended March 31, 2009 and 2008, respectively. The expense in the three months ended March 31, 2008 was a direct allocation from our Former Parent for our employees and directors who received compensation in the form of stock options providing for the purchase of our Former Parent’s stock upon vesting of their awards.

Other expense increased to approximately $32,500 in the three months ended March 31, 2009 from approximately $21,200 in the three months ended March 31, 2008, approximately $11,300 or 53%. As a percentage of total selling and administrative expenses, other expenses were 7% and 5% in the three months ended March 31, 2009 and 2008, respectively.

Income tax (benefit).

In the three months ended March 31, 2009, the Company had net income tax expense of approximately $100 and $1,000 in the three months ended March 31, 2009 and 2008,

respectively. Our ability to recognize an income tax benefit was dependent on the consolidated federal taxable income (loss) of Integrated BioPharma’s controlled group for federal income tax purposes. In the three months ended March 31, 2008, the controlled group of Integrated BioPharma had a taxable loss and therefore did not utilize any of the losses generated by us and as a stand-alone taxable entity. For the three months ended March 31, 2009, we reserved 100% of our resulting deferred tax asset generated from the net operating loss as it is more likely than not that, in the near term, that we will not generate sufficient taxable income to offset our taxable losses in the periods presented. Our deferred tax asset relating to our federal and state net operating losses are fully reserved in a valuation allowance account since it is more likely than not that we will not have sufficient taxable income, in the near future, to offset any future taxable income.  The income tax expense recognized in our statement of operations represents minimum state income taxes due in the states we are required to file income tax returns.

Nine months ended March 31, 2009 compared to the nine months ended March 31, 2008

Net Sales.

Net sales for the nine months ended March 31, 2009 and 2008 were $1,039,400 and $893,900, respectively, an increase of $150,400 or 17%. Sales under our supply agreement with Mannatech represent 56% of our sales in the nine month period ended March 31, 2009 compared to 95% of our net sales in the nine month period ended March 31, 2008.

For the nine months ended March 31, 2009, substantially all of net sales were derived from three customers. Two of these customers, L. Perrigo Company (16%) (formerly, JB Laboratories, Inc.) and Natural Alternatives International (40%), became our customers under our supply agreement with Mannatech at the direction of Mannatech for the purpose of supplying certain raw materials in the manufacturing process of Mannatech’s nutraceutical product lines. The remaining customer, FhCMB represents 43% of net sales for the period ended March 31, 2009 and relates to our subcontract agreement with FhCMB under their DARPA (Defense Advanced Research Agency) grant. For the nine months ended March 31, 2008, substantially all of our net sales were derived from two customers: L. Perrigo Company (45%) and Natural Alternatives International (50%) all in connection with our supply agreement with Mannatech. The loss of any of these customers would have an adverse affect on our net sales.

Cost of sales.

Cost of sales increased to $497,100 for the nine months ended March 31, 2009, as compared to $446,400 for the nine months ended March 31, 2008. Cost of sales represented 48% and 49% of sales during the nine month periods ended March 31, 2009 and 2008, respectively, and are attributable to our manufacturing oversight contract with IHT for sales under the supply agreement with Mannatech. Our subcontract agreement with FhCMB has no cost of sales.

Research and Development Costs.

Our research and development costs were $714,300 in the nine months ended March 31, 2009 compared to $257,200 in the nine months ended March 31, 2008. Research and development costs consist primarily of payments made or owed to FhCMB in reaching milestones under our research agreements with them. The increase of $457,100 was the result in a $250,000 increase of payments made to FhCMB under our research agreements with them and increased salary and benefits costs of $207,000 in the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008.

Selling and Administrative Expenses.

Selling and administrative expenses were $1,276,900 for the nine months ended March 31, 2009, a decrease of $149,300 as compared with $1,426,200 for the nine months ended March 31, 2008. A tabular presentation of the changes in selling and administrative expenses is as follows:

Corporate support charges from Integrated BioPharma were $23,400 in the nine months ended March 31, 2009 and were approximately $264,400 for the nine months ended March 31, 2008. Integrated BioPharma ceased charging us the corporate support charges subsequent to the spin-off from Integrated BioPharma on August 18, 2008.

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

In December 2006, the Company made in an investment in a private biotech company that was in its initial stages of filing to become a public company. In the nine month period ended March 31, 2008, the Company, based in part on information from public filings of the biotech company, charged off its entire investment, $253,500, in this biotech company.

Salaries and employee benefits increased to approximately $299,700 in the nine months ended March 31, 2009 from approximately $239,000 in the nine months ended March 31, 2008, an increase of approximately $60,700. The increase is primarily attributable to the increased salary cost for our President who was employed for the full nine months in the period ended March 31, 2009 versus six in the year ago period.

Depreciation and amortization expense increased to approximately $207,300 in the nine months ended March 31, 2009 from approximately $185,000 in the nine months ended March 31, 2008, or approximately $22,300 or 12%. The primary increase is attributable to additional intangible assets of approximately $522,200 period over period in patents.

In the nine months ended March 31, 2009, lab expense increased by $156,300 to $232,800 from $76,500 in the comparable period a year ago, substantially all the increase relates to salaries of employees charged to lab expense. The increase in lab salaries was a result of hiring additional employees to work on lab projects, primarily related to our grant income under our FhCMB agreement, in the nine months ended March 31, 2009 compared to the prior year.

Travel and entertainment expenses increased by $10,000 to $66,900 in the nine months ended March 31, 2009 compared to $56,900 in the nine months ended March 31, 2008. Such costs relate to travel by our president who resides in California, and our Chief Scientific Officer, who resides in London, and members of our SAB, who travel in connection with their visits to our offices in Delaware and to attend various meetings in New York and Florida.

Consulting and other professional fees increased by approximately $116,000 or 47% in the nine months ended March 31, 2009 to approximately $363,900 compared to approximately $247,900 in the nine months ended March 31, 2008. Consulting and other professional fees consist of legal, outside accounting services, director’s fees, scientific advisory board (“SAB”) expenses (both travel and consulting fees) and consulting fees paid to outside consultants and our own Chief Scientific Officer. This increase was primarily the result of increases in legal fees of $47,200, audit fees of $57,800, and transitional fees of $61,900 offset by decreases in public relations fees of $27,600 and scientific advisory board fees of $26,200. Legal fees in the nine months ended March 31, 2008 were unusually low since we had negotiated discounts with our legal firms for legal fees incurred in that period and prior periods estimated at approximately $224,500 and recorded the estimated recovery of those legal fees in that period

Pursuant to SFAS No. 123(R), adopted as of July 1, 2005, we recognized approximately $8,400 in compensation expense for employee stock options in the nine months ended March 31, 2009 and $42,000 in the nine months ended March 31, 2008. The expense in the nine months ended March 31, 2008 was a direct allocation from our Former Parent for our employees and directors who received compensation in the form of stock options providing for the purchase of our Former Parent’s stock upon vesting of their awards.

Other expense increased to approximately $74,400 in the nine months ended March 31, 2009 from approximately $60,900 in the nine months ended March 31, 2008, approximately $13,500 or 22%. As a percentage of total selling and administrative expenses, other expenses were 5% and 4% in the nine months ended March 31, 2009 and 2008, respectively.

Income tax (benefit).

In the nine months ended March 31, 2009, the Company had net income tax expense of approximately $1,500 compared to $3,700 in the nine months ended March 31, 2008. Our ability to recognize an income tax benefit was dependent on the consolidated federal taxable income (loss) of Integrated BioPharma’s controlled group for federal income tax purposes. In the nine months ended March 31, 2008, the controlled group of Integrated BioPharma had a taxable loss and therefore did not utilize any of the losses generated by us and as a stand-alone taxable entity. For the nine months ended March 31, 2009, we reserved 100% of our resulting deferred tax asset generated from the net operating loss as it is more likely than not that, in the near term, that we will not generate sufficient taxable income to offset our taxable losses in the periods presented. Our deferred tax asset relating to our federal and state net operating losses are fully reserved in a valuation allowance account since it is more likely than not that we will not have sufficient taxable income, in the near future, to offset any future taxable income.  The income tax expense recognized in our statement of operations represents minimum state income taxes due in the states we are required to file income tax returns.

Seasonality

We do not believe that our operations are impacted by seasonality.

Liquidity and Capital Resources

The following table sets forth, for the periods indicated, the Company’s net cash flows used in operating, investing and financing activities:

At March 31, 2009, we had working capital of $1,299,000, an increase from our negative working capital of $1,761,000 as of June 30, 2008. Our cash position increased significantly from June 30, 2008 as a result of the $4,580,000 of net proceeds we received from our private placement of common stock in August 2008.

In the nine months ended March 31, 2009, we used $1,828,000 of cash in our operating activities compared to $952,000 of cash in operations in the nine months ended March 31, 2008, an increase of approximately $876,000. This increase in use of cash is composed primarily of an increase in our operating loss of $436,000 (our Net Loss adjusted for depreciation and amortization, loss on investment, and non-cash compensation) and reductions in accounts payable of $133,000 and accrued expenses of $283,000.

The decreases in accounts payable, accrued expenses, and due to Fraunhofer is primarily attributable to use of proceeds from our $5.0 million private placement in August 2008 to pay down liabilities which had been building through March 31, 2008.

The increase in cash used in investing activities of approximately $1,233,000 in the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 is primarily due to additions to the patent portfolio.

The increase in cash provided from financing activities of approximately $3,470,000 in the nine months ended March 31, 2009 compared to the nine months ended March 31 2008 is a result of the net proceeds of $4,580,000 from our completion of the $5.0 million private placement of capital completed in August 2008 offset by a net decrease in advances from our Former Parent of $1,110,000.

The following table sets forth the Company’s future commitments as of March 31, 2009 (Purchase Obligations represents our expected payments to FhCMB under our amended technology transfer and research agreements):

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

Capital Expenditures

The Company’s capital expenditures, other than intellectual property, during the nine months ended March 31, 2009 and 2008 were not material.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

(a)     Exhibits

Exhibit

Number

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBioPharma, Inc.

Date: May 15, 2009	By: /s/ Robert B. Kay
Robert B. Kay,
Chief Executive Officer

Date: May 15, 2009	By: /s/ Dina L. Masi
Dina L. Masi,
Interim Chief Financial Officer