Form 10-Q
period 2009-09-30
iBio, Inc.
filed 2009-11-16
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Yes☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2009

Common Stock, $0.001 par value	27,972,904 Shares

iBio, Inc.
(Formerly iBio Pharma, Inc.)
FORM 10-Q
For the Three Months Ended September 30, 2009

Disclosure Regarding Forward-Looking Statements

Certain statements in the Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of iBio, Inc. or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.

iBio, Inc. (the “Company”) cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its businesses described in Item 1 of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2009 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements, are subject to change and inherent risks and uncertainties.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Balance Sheets

	September 30, 2009 (Unaudited)	June 30, 2009 (Note 2)

Assets

Current assets:

Cash	$3,376,995	$1,039,244
Accounts receivable	205,868	209,795
Prepaid expenses and other current assets	70,924	16,569

Total current assets	3,653,787	1,265,608

Fixed assets, net	13,921	14,878

Intangible assets, net	3,782,262	3,649,878

Total assets	$7,449,970	$4,930,364

Liabilities and Stockholders’ Equity

Current liabilities - Accounts payable and accrued expenses	$776,583	$542,140

Total liabilities	776,583	542,140

Commitments and contingencies

Stockholders’ equity

Preferred stock, no par value, 5,000,000 shares authorized, no shares outstanding	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 27,972,904 and 23,357,519 issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	27,973	23,358

Additional paid-in capital	15,892,073	13,049,734

Accumulated deficit	(9,246,659)	(8,684,868)

Total stockholders’ equity	6,673,387	4,388,224

Total liabilities and stockholders’ equity	$7,449,970	$4,930,364

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,

	2009	2008

Sales	$-	$333,428

Cost of goods sold	-	135,648

Gross profit	-	197,780

Operating expenses:

Research and development	104,212	323,985
General and administrative	468,207	423,413

Total operating expenses	572,419	747,398

Operating loss	(572,419)	(549,618)

Other income	11,228	7,354

Loss before income taxes	(561,191)	(542,264)

Income tax expense	600	1,040

Net loss	$(561,791)	$(543,304)

Net loss per common share - Basic and diluted	$(0.02)	$(0.05)

Weighted average common shares outstanding - Basic and diluted	24,360,864	10,963,894

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Statements of Stockholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total

Balance, June 30, 2009	-	$-	23,357,519	$23,358	$13,049,734	$(8,684,868)	$4,388,224

Issuance of warrants to consultant	-	-	-	-	25,600	-	25,600

Issuance of common stock and warrants for cash at $0.65 per share, net of expenses	-	-	4,615,385	4,615	2,802,436	-	2,807,051

Stock-based compensation expense	-	-	-	-	14,303	-	14,303

Net loss	-	-	-	-	-	(561,791)	(561,791)

Balance, September 30, 2009	-	$-	27,972,904	$27,973	$15,892,073	$(9,246,659)	$6,673,387

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended September 30,

	2009	2008

Cash flows from operating activities:

Net loss	$(561,791)	$(543,304)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	78,436	64,431
Stock-based compensation	14,303	4,763
Issuance of warrants for services	25,600	-

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable	3,927	(199,108)
(Increase) decrease in prepaid expenses and other current assets	(54,355)	1,098
Increase (decrease) in accounts payable and accrued expenses	234,443	(105,972)

Net cash used in operating activities	(259,437)	(778,092)

Cash flows from investing activities:

Additions to intangible assets	(209,863)	(883,891)

Net cash used in investing activities	(209,863)	(883,891)

Cash flows from financing activities:

Proceeds from sale of common stock and warrants, net of expenses	2,807,051	4,580,302

Advances from former parent, net	-	82,083

Net cash provided by financing activities	2,807,051	4,662,385

Net increase in cash	2,337,751	3,000,402

Cash - Beginning of period	1,039,244	19,005

Cash - End of period	$3,376,995	$3,019,407

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$20	$-

Income taxes	$-	$1,040

Supplemental disclosures of non-cash investing and financing activities:

Cancellation of common stock owned by former parent	$-	$575,000

Issuance of common stock to stockholders of former parent	$-	$19,845

Issuance of common stock upon conversion of intercompany debt due to former parent	$-	$7,909,494

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

1)          Business

iBio, Inc. (the “Company”) is a biotechnology company focused on developing vaccines and therapeutic proteins based upon its proprietary plant-based technology. The Company’s near-term focus is to advance influenza vaccine candidates to clinical trials and to establish business arrangements for use of its technology by licensees for the development and production of products for the prevention and treatment of various infectious diseases. Vaccine candidates presently being advanced on the Company’s proprietary technology platform are applicable to newly emerging strains of H1N1 swine-like influenza and H5N1 for avian influenza.

Prior to April 1, 2009, the Company also used plants as a source of novel, high quality nutritional supplements and sold those products to customers located primarily in the United States. Effective on that date, the Company licensed that technology and transferred all such customer relationships to a subsidiary of its former parent in consideration for a 5% royalty on future net sales.

Effective August 10, 2009, the Company changed its name from iBioPharma, Inc. to iBio, Inc.

2)          Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2009 and the related statements of operations and cash flows for the three months then ended and the three months ended September 30, 2008. The balance sheet amounts as of June 30, 2009 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2009.

Salaries and benefits totaling $73,985 have been reclassified from general and administrative to research and development expense in the condensed statement of operations for the three months ended September 30, 2008 in order to conform to the current period presentation.

3)          Accounting Policies and Use of Estimates

The Company’s accounting policies are described in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2009.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The areas most significantly affected by estimates consist of:

a)	Valuation and recovery of intangible assets,
b)	Income taxes and valuation allowance on deferred income taxes,
c)	Contingent liabilities; and
d)	Stock-based compensation.

Management reviews its estimates on a continual basis utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

4)          Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). Effective July 2009, the FASB Accounting Standards Codification (“ASC”) is considered the single source of authoritative United States accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company adopted SFAS 168 effective July 1, 2009. Consequently, Statement of Financial Accounting Standards and other accounting references have been replaced with ASC references.

On July 1, 2009, the Company adopted guidance which is now part of ASC 350-30, “General Intangibles Other Than Goodwill”, (formerly FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”). This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of this guidance did not have a material impact on our financial statements.

5)          Financing Transaction

On September 10, 2009, the Company issued 4,615,385 shares of common stock at $0.65 per share and received net proceeds of $2,807,051 and issued warrants to the placement agent for the purchase of 250,587 shares of common stock at a price of $0.65 per share. The warrants were 100% vested upon issuance and expire on September 10, 2014. The Company estimated the fair value of the warrants to be $176,914 and accounted for them as an addition to paid-in capital.

6)          Share Based Payments

The Company measures the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of such instruments. For instruments issued during the three month period ended September 30, 2009, the risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected volatility assumption was based upon the historical volatility of the stock of comparable companies. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected term assumption was based upon expectation regarding the future exercise of these instruments.

Assumptions made in calculating the fair value of options and warrants issued during the three months ended September 30, 2009 were as follows:

Risk free interest rate	2.3%
Dividend yield	Zero
Volatility	80%
Expected term	5 years

On July 13, 2009, the Company issued warrants to a third party for the purchase of 100,000 shares of common stock at a price of $0.35 per share in connection with a professional service agreement. The warrants were 100% vested upon issuance and expire on July 13, 2014. The Company estimated the fair value of the warrants to be $25,600 and accounted for them as an expense within general and administrative expenses on the date of issuance with a corresponding increase to additional paid-in capital.

On August 10, 2009, the Company granted options to members of management for the purchase of 500,000 shares of common stock at a price of $0.66 per share. The options vest ratably on the first through fifth anniversary dates of the grant and expire on August 10, 2019. The Company estimated the fair value of the options on the grant date to be $216,000 and is recording such expense ratably over the vesting period within general and administrative expenses.

On August 10, 2009, the Company granted options to members of the Board of Directors for the purchase of 180,000 shares of common stock at a price of $0.66 per share. The options vest ratably on the first, second, and third anniversary dates of the grant and expire on August 10, 2019. The Company estimated the fair value of the options on the grant date to be $77,760 and is recording such expense ratably over the vesting period within general and administrative expenses.

A summary of the changes in options outstanding during the three month period ended September 30, 2009 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2009	780,000	$0.20-$0.31	$0.21	9.6	$184,000
Granted	680,000	$0.66	$0.66	10.0	353,600
Exercised	-	-	-	-	-
Terminated	-	-	-	-	-

Outstanding and expected to vest at September 30, 2009	1,460,000	$0.20-$0.66	$0.42	9.6	$1,107,000

Options exercisable at September 30, 2009	-	-	-	-	-

The weighted average fair value of options granted during the three months ended September 30, 2009 was $0.43.

A summary of the changes in warrants outstanding during the three month period ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at June 30, 2009	2,345,752	$3.73
Granted	350,587	0.56
Exercised	-	-
Terminated	-	-

Outstanding and expected to vest at September 30, 2009	2,696,339	$3.32

Warrants exercisable at September 30, 2009	2,696,339	$3.32

Basic and diluted net loss per common share was determined by dividing the net loss by the weighted average common shares outstanding during the three months ended September 30, 2009 and 2008. Basic and diluted weighted average common shares outstanding were the same since the effect of including common shares issuable pursuant to the exercise of the stock options and warrants described above in diluted weighted average common shares outstanding would have been anti-dilutive.

7)          Commitment

The Company and the Center for Molecular Biology of Fraunhofer USA, Inc. (“FhCMB”) have an agreement whereby FhCMB performs research and development activities on behalf of the Company. In that connection, the Company has the commitment to make payments of $1 million in November 2009, May 2010, and other subsequent dates through May 2014 for an aggregate of $10 million to FhCMB for services to further develop the Company’s proprietary technology and product candidates.

8)          Contingency

As of September 30, 2009, the Company and FhCMB disagree regarding whether a certain technical milestone has been achieved by FhCMB under a research agreement for vaccine studies which would trigger the obligation of a $250,000 payment by the Company to FhCMB as of September 30, 2009. Management of both entities are working together to resolve this disagreement. If the Company recorded this obligation during the three months ended September 30, 2009, research and development expenses and the loss for the three months ended September 30, 2009 would have increased by $250,000 and accrued liabilities at September 30, 2009 would have increased by the same amount.

9)          Subsequent Events

The agreement with FhCMB described in Note 7 to these condensed financial statements provides for a payment of $1.0 million to FhCMB on November 2, 2009 for services to be rendered in the future. The Company is awaiting performance on the part of FhCMB with respect to certain deliverables previously due under the terms of the agreement before making this payment.

The Company has evaluated subsequent events through November 16, 2009, the date on which these condensed financial statements were issued. There have not been any other events subsequent to September 30, 2009 that would require additional disclosure in the condensed financial statements or that would have a material impact on the Company’s condensed financial position as of September 30, 2009 and June 30, 2009, and the results of its operations or cash flows for the three months ended September 30, 2009 and 2008.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Report for additional factors relating to such statements. The following discussion should also be read in conjunction with the Condensed Financial Statements of the Company and Notes thereto included elsewhere herein and the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Overview

iBio, Inc. (the “Company”) is a biotechnology company focused on developing vaccines and therapeutic proteins based upon its proprietary plant-based technology. The Company’s near-term focus is to advance influenza vaccine candidates to clinical trials and to establish business arrangements for use of its technology by licensees for the development and production of products for the prevention and treatment of various infectious diseases. Vaccine candidates presently being advanced on the Company’s proprietary technology platform are applicable to newly emerging strains of H1N1 swine-like influenza and H5N1 for avian influenza.

In order to attract appropriate licensees and increase the value of the Company’s share of such intended contractual arrangements, the Company engaged the Center for Molecular Biology of Fraunhofer USA, Inc. (“FhCMB”) in 2004 to perform research and development activities to apply the platform to create our first product candidate. The Company selected a plant-based influenza vaccine for human use as the product candidate to exemplify the value of the platform. Based on research conducted by FhCMB, our proprietary technology is applicable to the production of vaccines for any strain of influenza including the newly-emerged strains of H1N1 swine-like influenza.

In connection with the research and development agreement, FhCMB agreed to use its best efforts to obtain grants from governmental and non-governmental entities to fund additional development of our proprietary plant-based technology. Consequently, in addition to the funding we have provided, FhCMB has received funding from the Bill & Melinda Gates Foundation for development of an experimental vaccine for H5N1 avian influenza based upon our proprietary technology.

We expect at least one of these vaccine candidates to begin Phase 1 clinical trials during the calendar year 2010.

Current cash and working capital resources are expected to support our activities through the fall of 2010. We plan to fund our development and commercialization activities during the balance of 2010 and beyond through licensing arrangements and/or the sale of equity securities as more fully described in the Liquidity and Capital Resources section in the following paragraphs.

Liquidity and Capital Resources

We had cash of $3,377,000 at September 30, 2009 compared to $1,039,000 at June 30, 2008. This increase of $2,338,000, or 225%, was due to proceeds of $2,807,000 from the sale of common stock net of disbursements of $259,000 and $210,000 related to operating activities and investing activities, respectively. We had working capital of $2,877,000 at September 30, 2009.

Current cash and working capital resources are expected to support our activities through the fall of 2010. This includes the commitment to make payments of $1.0 million in November 2009, May 2010, and other subsequent dates through May 2014 for an aggregate of $10 million to FhCMB for services to further develop the Company’s proprietary technology and product candidates as more fully described in Note 7 to the accompanying condensed financial statements.

We plan to fund our development and commercialization activities during the balance of 2010 and beyond through licensing arrangements and/or the sale of equity securities. We cannot be certain that such funding will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize ourselves.

Critical Accounting Policies

The following accounting policies are critical in fully understanding and evaluating our financial statements:

a)	Valuation and recovery of intangible assets,
b)	Income taxes and valuation allowance on deferred income taxes,
c)	Contingent liabilities; and
d)	Stock-based compensation.

Our accounting policies are described in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2009.

Results of Operations

For the three months ended September 30, 2009 versus September 30, 2008

Sales and cost of goods sold for the three months ended September 30, 2009 were both zero as compared to $333,000 and $136,000, respectively, for the comparable period in 2008. These decreases were attributable to the discontinuance of sales of nutritional supplements effective

April 1, 2009. Effective on that date, the Company licensed that technology and transferred all such customer relationships to a subsidiary of its former parent in consideration for a 5% royalty on future net sales.

Research and development expense for the three months ended September 30, 2009 was $104,000 compared to $324,000 for the comparable period in 2008. This decrease of $220,000, or 68%, was due to a decrease of $250,000 related to the absence of a milestone payment to FhCMB in 2009 comparable to one which occurred in 2008. This was offset by a net increase of $30,000 consisting primarily of expense related to the preparation of an Investigational New Drug application (IND) filing with the United States Food and Drug Administration.

General and administrative expense for the three months ended September 30, 2009 was $468,000 compared to $423,000 for the comparable period in 2008. This increase of $45,000, or 11%, was primarily due to an increase of $56,000 in financial advisory fees, an increase of $19,000 in accounting services, and a decrease of $16,000 in legal services. Such increases reflected expenses associated with the Company now being a stand-alone public entity effective with the spin-off from its former parent in August 2008, while the decrease reflected the absence of legal services associated with the spin-off in August 2008.

Other income for the three months ended September 30, 2009 was $11,000 compared to $7,000 for the comparable period in 2008. This increase of $4,000, or 53%, was due to: a) The presence of $9,000 in 2009 in royalty income from a subsidiary of its former parent when there was no comparable amount in 2008 (see the discussion in the “sales and cost of goods sold” paragraph above); and b) A decrease of $5,000 in interest income reflecting the lower average balance of cash on hand during the comparable periods.

Income tax expense for the three months ended September 30, 2009 and 2008 reflects estimates for the minimum amounts of state income taxes due in states where we are required to file income tax returns. Our deferred tax assets resulting from our net operating losses are fully reserved in a valuation allowance account since it is more likely than not that such assets will not be realized in the near future.

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company may be a party to financial instruments that are subject to market risks arising from changes in interest rates and foreign currency rates. We currently do not use derivative financial instruments to address treasury risk management issues in connection with changes in interest rates and foreign currency rates.

Item 4T	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A	RISK FACTORS

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2009, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance.

Our operating results are impacted by the health of the North American economies. Our business and financial performance, including collection of our accounts receivable and recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, recession, et cetera.

Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the United States.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5	OTHER INFORMATION

None.

Item 6	EXHIBITS

Exhibit Number

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBioPharma, Inc.

Date:	November 16, 2009	By:	/s/ Robert B. Kay

Robert B. Kay,
Chief Executive Officer

Date:	November 16, 2009	By:	/s/ Frederick Larcombe

Frederick Larcombe,
Chief Financial Officer