Form 10-Q
period 2009-12-31
iBio, Inc.
filed 2010-02-16
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at February 12, 2010

Common Stock, $0.001 par value	28,272,655 Shares

iBio, Inc.
(Formerly iBioPharma, Inc.)
FORM 10-Q
For the Three and Six Month Periods Ended December 31, 2009

Disclosure Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of iBio, Inc. or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.

iBio, Inc. (the “Company”) cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its business described in Item 1 of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2009 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements, which are subject to change and inherent risks and uncertainties.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Balance Sheets

	December 31, 2009 (Unaudited)	June 30, 2009 (Note 2)

Assets

Current assets:

Cash	$3,001,016	$1,039,244
Accounts receivable	15,245	209,795
Prepaid expenses and other current assets	1,044,116	16,569

Total current assets	4,060,377	1,265,608

Fixed assets, net	12,964	14,878

Intangible assets, net	3,838,649	3,649,878

Total assets	$7,911,990	$4,930,364

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued expenses	$1,965,004	$542,140
Derivative instrument liability (see Note 6)	740,819	-

Total liabilities	2,705,823	542,140

Commitments and contingencies

Stockholders’ equity

Preferred stock, no par value, 5,000,000 shares authorized, no shares outstanding	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 28,272,655 and 23,357,519 issued and outstanding as of December 31, 2009 and June 30, 2009, respectively	28,273	23,358

Additional paid-in capital	14,470,399	13,049,734

Accumulated deficit	(9,292,505)	(8,684,868)

Total stockholders’ equity	5,206,167	4,388,224

Total liabilities and stockholders’ equity	$7,911,990	$4,930,364

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,

	2009	2008	2009	2008

Sales	$-	$379,132	$-	$712,560

Cost of goods sold	-	195,051	-	330,699

Gross profit	-	184,081	-	381,861

Operating expenses:

Research and development	254,172	319,100	358,384	631,200
General and administrative	502,783	436,492	970,990	871,790

Total operating expenses	756,955	755,592	1,329,374	1,502,990

Operating loss	(756,955)	(571,511)	(1,329,374)	(1,121,129)

Other income (expense):

Interest income	5,919	7,526	8,017	14,880
Royalty income	3,824	-	12,954	-
Change in the fair value of derivative instrument liability (see Note 6)	441,141	-	(541,430)	-

Other income	450,884	7,526	(520,459)	14,880

Loss before income taxes	(306,071)	(563,985)	(1,849,833)	(1,106,249)

Income tax expense	600	338	1,200	1,378

Net loss	$(306,671)	$(564,323)	$(1,851,033)	$(1,107,627)

Net loss per common share - Basic and diluted	$(0.01)	$(0.02)	$(0.07)	$(0.06)

Weighted average common shares outstanding - Basic and diluted	28,272,655	23,457,519	26,349,341	17,191,073

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Statement of Stockholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount

Balance, June 30, 2009	-	$-	23,357,519	$23,358	$13,049,734	$(8,684,868)	$4,388,224

Cumulative effect of a change in accounting principle - Adoption of ASC 815-40 (see Note 6)	-	-	-	-	(1,442,785)	1,243,396	(199,389)

Issuance of common stock and warrants for cash at $0.65 per unit, net of expenses	-	-	4,615,385	4,615	2,792,859	-	2,797,474

Issuance of common stock in accordance with anti-dilution provisions of the August 2008 financing	-	-	299,751	300	(300)	-	-

Stock-based compensation expense	-	-	-	-	44,379	-	44,379

Issuance of warrants to consultants	-	-	-	-	26,512	-	26,512

Net loss	-	-	-	-	-	(1,851,033)	(1,851,033)

Balance, December 31, 2009	-	$-	28,272,655	$28,273	$14,470,399	$(9,292,505)	$5,206,167

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended December 31,

	2009	2008

Cash flows from operating activities:

Net loss	$(1,851,033)	$(1,107,627)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in the fair value of derivative instrument liability (see Note 6)	541,430	-
Depreciation and amortization	161,542	134,239
Stock-based compensation	44,379	4,763
Issuance of warrants for services	26,512	-
Recognition of expense for research and development milestone liability	250,000	-

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable	194,550	(221,787)
Increase in prepaid expenses and other current assets	(27,547)	(33,523)
Increase (decrease) in accounts payable and accrued expenses	172,864	(358,416)

Net cash used in operating activities	(487,303)	(1,582,351)

Cash flows from investing activities:

Additions to intangible assets	(348,399)	(1,376,895)
Additions to fixed assets	-	(4,580)

Net cash used in investing activities	(348,399)	(1,381,475)

Cash flows from financing activities:

Proceeds from sale of common stock and warrants, net of expenses	2,797,474	4,580,302

Advances from former parent, net	-	82,083

Net cash provided by financing activities	2,797,474	4,662,385

Net increase in cash	1,961,772	1,698,559

Cash - Beginning of period	1,039,244	19,005

Cash - End of period	$3,001,016	$1,717,564

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$1,378

Supplemental disclosures of non-cash operating, investing, and financing activities:

Recognition of prepaid research and development expense and related liability	$1,000,000	$-

Cumulative effect of a change in accounting principle - Adoption of ASC 815-40 (see Note 6)	$199,389	$-

Issuance of common stock in accordance with anti-dilution provisions of the August 2008 financing	$300	$-

Cancellation of common stock owned by former parent	$-	$575,000

Issuance of common stock to stockholders of former parent	$-	$19,845

Issuance of common stock upon conversion of intercompany debt due to former parent	$-	$7,909,494

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

1)          Business

iBio, Inc. (the “Company”) is a biotechnology company focused on developing vaccines and therapeutic proteins based upon its proprietary plant-based technology. The Company’s near-term focus is to advance influenza vaccine candidates to clinical trials and to establish business arrangements for use of its technology by licensees for the development and production of products for the prevention and treatment of various infectious diseases. Vaccine candidates presently being advanced on the Company’s proprietary platform are applicable to newly emerging strains of H1N1 swine-like influenza and H5N1 for avian influenza.

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

2)          Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2009 and the related statements of operations and cash flows for the interim periods then ended. The balance sheet amounts as of June 30, 2009 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2009.

These financial statements were prepared under the assumption that the Company will continue as a going concern for the next twelve months. The Company’s ability to do so is dependent upon its ability to obtain additional equity or debt financing, reduce expenditures, and/or generate revenue. These financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Current cash and working capital resources are expected to support the Company’s activities through the summer of 2010. The Company’s plans to fund its development and commercialization activities during the balance of 2010 and beyond through licensing arrangements and/or the sale of equity securities.

The Company cannot be certain that such funding will be available on acceptable terms, or available at all. To the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize ourselves.

Salaries and benefits totaling $69,100 and $131,200 have been reclassified from general and administrative to research and development expense in the unaudited condensed statements of operations for the three and six months ended December 31, 2008, respectively, in order to conform to the current period presentation.

3)          Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The areas most significantly affected by estimates consist of:

a)	Valuation and recovery of intangible assets;
b)	Contingent liabilities;
c)	Stock-based compensation; and
d)	Valuation of derivative instruments.

The Company’s accounting policies are described in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2009 and, with respect to the valuation of derivative instruments, in Note 6 to these financial statements.

Management reviews its estimates on a continual basis utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

4)          Earnings Per Share

Basic and diluted net loss per common share was determined by dividing the net loss by the weighted average common shares outstanding during the three and six months ended December 31, 2009 and 2008. Basic and diluted weighted average common shares outstanding were the same since the effect of including common shares issuable pursuant to the exercise of the stock options and warrants in diluted weighted average common shares outstanding would have been anti-dilutive.

The following table summarizes the number of common shares excluded from the calculation of weighted average common shares outstanding for the three and six months ended December 31, 2009 and 2008:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008

Warrants	2,716,339	2,345,752	2,696,339	2,345,752
Stock options	1,460,000	-	1,460,000	-

Total	4,176,339	2,345,752	4,156,339	2,345,752

5)          Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles except for additional authoritative rules and interpretive releases issued by the SEC. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification effective September 30, 2009 and such adoption did not have an impact upon the Company’s financial statements.

Effective July 1, 2009, the Company adopted guidance in ASC 350-30, “General Intangibles Other Than Goodwill”. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of this guidance did not have a material impact on our financial statements.

Effective July 1, 2009, the Company adopted guidance in ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. This guidance was effective for fiscal years beginning after December 15, 2008 and the adoption by the Company effective July 1, 2009 had a material impact upon the Company’s financial statements. The provisions of this guidance and details concerning its adoption are discussed in Note 6.

6)          Derivative Financial Instruments

Introduction:

Effective July 1, 2009, generally accepted accounting principles required that the warrants issued by the Company in connection with the August 2008 financing to be considered derivative instruments and that the Company report an estimated fair value of such warrants as a liability as of each balance sheet date and the change in that liability as non-cash income or expense in the statement of operations for the related reporting period.

The Company uses the Black-Scholes option pricing model to estimate its derivative instrument liability which requires several assumptions, including the current price of the Company’s common stock. This model is particularly sensitive to the assumed volatility in the price of the Company’s common stock and the actual price of the Company’s common stock as of each balance sheet date. Increases in the assumed volatility or the actual price of the Company’s common stock has the effect of estimating a higher value for such warrants, which results in a larger estimated derivative liability on the balance sheet, which results in a larger non-cash expense being recorded in the statement of operations.

Thus, the accounting guidance applicable to these warrants requires the Company, (assuming all other inputs to the Black-Scholes model remain constant), to record a non-cash expense when the Company’s stock price is rising and recording non-cash income when the Company’s stock price is falling.

Detail Discussion:

Effective July 1, 2009, the Company adopted guidance in ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. The applicable provisions of this guidance require that:

a)

Warrants issued by the Company in an August 2008 financing transaction containing downside ratchet provisions were previously accounted for as equity instruments in accordance with generally accepted accounting principles in effect through June 30, 2009. They must now be considered and accounted for as derivative instruments effective July 1, 2009 and the related estimated fair value reported as a liability as of each balance sheet date; and

b)

Such derivative instruments must be marked-to-market as of each balance sheet date and the change in the reported estimated fair value of such instruments be recorded as non-cash income or expense in the statement of operations.

In accordance with this guidance, the Company estimated the fair value of these instruments to be $199,389 as of July 1, 2009 and established a derivative instrument liability in that amount by recording reductions of $1,442,875 in additional paid-in capital and $1,243,396 in accumulated deficit. The former represents the estimated derivative instrument liability on the date the warrants were originally issued and the latter represents the decrease in that liability between that date and July 1, 2009. The effect of this adjustment is presented as a cumulative effect of change in an accounting principle in the Company’s condensed statement of stockholders’ equity.

As of December 31, 2009, the estimated fair value of this derivative liability was $740,819 and:

a)

The resulting decrease of $441,141 during the three months ended December 31, 2009 was reported as non-cash income in our condensed statement of operations as a component of other income (expense), and

b)	The resulting increase of $541,430 during the six months ended December 31, 2009 was reported as non-cash expense in our condensed statement of operations as a component of other income (expense).

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of these derivative instruments. The Company considers them to be Level 2 type instruments in accordance with ASC 820-10 “Fair Value Measurements and Disclosures” as the inputs used to estimate their value are observable either directly or indirectly. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the remaining contractual term of the instruments. The expected volatility assumptions were based upon the historical volatility of the stock of comparable companies. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected term assumptions were based upon the remaining contractual term of these instruments.

The assumptions made in calculating the fair value of these derivative instruments as of July 1, September 30, and December 31, 2009 were as follows:

Risk free interest rate	2.3, 2.0, and 1.9%
Dividend yield	Zero
Volatility	80%
Expected term	4.2, 3.9, and 3.7 years

7)	Financing Transaction

On September 10, 2009, the Company issued 4,615,385 shares of common stock at $0.65 per share and received net proceeds of $2,807,051 and issued warrants to the placement agent for the purchase of 250,587 shares of common stock at a price of $0.65 per share. The warrants were 100% vested upon issuance and expire on September 10, 2014. The Company estimated the fair value of the warrants, attributed proceeds of $92,637 to them, and recorded that amount as an addition to paid-in capital.

Additionally, in connection with the September 2009 financing, the Company:

a)

Issued 299,751 shares of common stock to the investors in the August 2008 financing in accordance with the anti-dilution provisions of that offering. The Company accounted for the issuances of those shares as a reduction of additional paid-in capital and an increase in common stock at the aggregate par value of $300; and

b)	Adjusted the warrant agreements with the investors in the August 2008 financing to provide for the purchase of an additional 369,472 shares of common stock and adjusted the exercise prices as follows:

	i)	Warrants for the purchase of 1,172,876 at $3.20 per common share were revised to provide for the purchase of 1,350,073 at $2.78 per common share; and

	ii)	Warrants for the purchase of 1,172,876 at $4.26 per common share were revised to provide for the purchase of 1,365,151 at $3.66 per common share.

The accounting for the adjustment to these warrants is described in Note 6.

8)	Share Based Payments

The Company measures the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of such instruments. For instruments issued during the six month period ended December 31, 2009, the risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected volatility assumption was based upon the historical volatility of the stock of comparable companies. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected term assumption was determined utilizing the simplified method provided in Staff Accounting Bulletin No. 107, Share-Based Payment, which averages an award’s vesting period with its contractual term.

Assumptions made in calculating the fair value of options and warrants issued during the three and six months ended December 31, 2009 and 2008 were as follows:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008

Risk free interest rate	0.3%	3.1%	1.9%	2.3 to 3.4%
Dividend yield	Zero	Zero	Zero	Zero
Volatility	80%	80%	80%	80%
Expected term	2.0 years	5.0 years	3.9 years	5.0 to 6.5 years

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

In connection with the financing transaction on September 10, 2009, the Company issued warrants to the placement agent for the purchase of 250,587 shares of common stock at a price of $0.65 per share and adjusted the warrant agreements issued to the investors in the August 2008 financing to provide for the purchase of an additional 369,472 shares of common stock. See Note 7 for a detailed discussion of such issuances and adjustments.

On November 15, 2009, the Company issued warrants to a third party for the purchase of 20,000 shares of common stock at a price of $1.00 per share in connection with a professional service agreement. The warrants vest in equal amounts on the six and twelve months anniversaries after the date of issuance and expire on November 15, 2011. The Company estimated the fair value of the warrants to be $8,660 on the date of issuance and recorded $912 as expense within general and administrative expenses during the three months ended December 31, 2009 with a corresponding increase to additional paid-in capital.

A summary of the changes in options outstanding during the six month period ended December 31, 2009 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2009	780,000	$0.20-$0.31	$0.21	9.6	$184,000
Granted	680,000	$0.66	$0.66	10.0	353,600
Exercised	-	-	-	-	-
Terminated	-	-	-	-	-

Outstanding and expected to vest at December 31, 2009	1,460,000	$0.20-$0.66	$0.42	9.4	$698,200

Options exercisable at December 31, 2009	-	-	-	-	-

The weighted average fair value of options granted during the six months ended December 31, 2009 was $0.43.

A summary of the changes in warrants outstanding during the six months ended December 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at June 30, 2009	2,345,752	$3.73
Granted	740,059	1.91
Exercised	-	-
Terminated	-	-

Outstanding at December 31, 2009	3,085,811	$2.91

Warrants exercisable at December 31, 2009	3,065,811	$2.92

9)	Commitment

The Company and the Center for Molecular Biology of Fraunhofer USA, Inc. (“FhCMB”) have an agreement whereby FhCMB performs research and development activities on behalf of the Company. In that connection, the Company has the commitment to make payments of $1 million each May and November beginning November 2009 through May 2014 for an aggregate of $10 million to FhCMB for services to further develop the Company’s proprietary technology and product candidates. Such payments are initially recorded as prepaid expenses and then expensed as agreed-upon services are performed by FhCMB. The Company paid the first installment due under this agreement of $1 million on January 28, 2010.

10)	Contingency

The Company previously reported a disagreement with FhCMB regarding whether a certain technical milestone was achieved by FhCMB under a research for vaccine studies which would trigger the obligation of a $250,000 payment by the Company to FhCMB. In connection with the resolution of that disagreement, the Company recorded $250,000 in research and development expenses during the three months ended December 31, 2009 and an accrued liability in the same amount.

11)	Subsequent Events

The Company has evaluated subsequent events through February 16, 2010, the date on which these condensed financial statements were issued. Other than the payment of $1 million to FhCMB on January 28, 2010 described in Note 9, there have not been any other events subsequent to December 31, 2009 that would require additional disclosure in the condensed financial statements or that would have a material impact on the Company’s condensed financial position as of December 31, 2009 and June 30, 2009, and the results of its operations or cash flows for the interim periods ended December 31, 2009 and 2008.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Report for additional factors relating to such statements. The following discussion should also be read in conjunction with the Condensed Financial Statements of the Company and Notes thereto included elsewhere herein and the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 and the subsequent unaudited financial statements and disclosures that were filed by the Company on Form 10-Q/A for the interim period ended September 30, 2009.

Overview

iBio, Inc. (the “Company”) is a biotechnology company focused on developing vaccines and therapeutic proteins based upon its proprietary plant-based technology. The Company’s near-term focus is to advance influenza vaccine candidates to clinical trials and to establish business arrangements for use of its technology by licensees for the development and production of products for the prevention and treatment of various infectious diseases. Vaccine candidates presently being advanced on the Company’s proprietary platform are applicable to newly emerging strains of H1N1 swine-like influenza and H5N1 for avian influenza.

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

These financial statements were prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to do so is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures, and/or generate revenue. These financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Current cash and working capital resources are expected to support our activities through the summer of 2010. We plan to fund our development and commercialization activities during the balance of 2010 and beyond through licensing arrangements and/or the sale of equity securities as more fully described in the Liquidity and Capital Resources section in the following paragraphs.

Liquidity and Capital Resources

We had cash of $3,001,000 at December 31, 2009 compared to $1,039,000 at June 30, 2009. This increase of $1,962,000, or 189%, was due to net proceeds of $2,797,000 from the sale of common stock offset by net cash used of $487,000 and $348,000 related to operating activities and investing activities, respectively. We had working capital of $1,355,000 at December 31, 2009. The calculation of this working capital amount includes the derivative instrument liability of $741,000 as of that date.

Current cash and working capital resources are expected to support our activities through the summer of 2010. This includes a commitment to make payments to FhCMB of $1 million in November 2009 (actually paid in January 2010), $1 million in May 2010, and other subsequent dates through May 2014 for an aggregate of $10 million for services to further develop the Company’s proprietary technology and product candidates as more fully described in Note 9 to the accompanying condensed financial statements.

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

Critical Accounting Policies

The following accounting policies are critical in fully understanding and evaluating our financial statements:

a)	Valuation and recovery of intangible assets;
b)	Contingent liabilities;
c)	Stock-based compensation; and
d)	Valuation of derivative instruments.

The Company’s accounting policies are described in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2009 and, with respect to the valuation of derivative instruments, in Note 6 to these financial statements.

Results of Operations

For the three months ended December 31, 2009 versus December 31, 2008

Sales and cost of goods sold for the three months ended December 31, 2009 were both zero as compared to $379,000 and $195,000, respectively, for the comparable period in 2008. These decreases were primarily attributable to the discontinuance of sales of nutritional supplements effective April 1, 2009. Effective on that date, the Company licensed that technology and transferred all such customer relationships to a subsidiary of its former parent in consideration for a 5% royalty on future net sales. That transaction relieved the Company of the prospective expenses associated with the sales, customer relations, and administrative burden of managing that business, financing its operations, and maintaining the related intellectual property.

Research and development expense for the three months ended December 31, 2009 was $254,000 compared to $319,000 for the comparable period in 2008. This decrease of $65,000, or 20%, was primarily due to a decrease of $69,000 in personnel costs as those individuals are now full-time employees of FhCMB.

General and administrative expense for the three months ended December 31, 2009 was $503,000 compared to $436,000 for the comparable period in 2008. This increase of $67,000, or 15%, was primarily due to an increase of $30,000 in financial advisory fees and $56,000 in investor and public relations services. Such increases reflected expenses associated with the Company now being a stand-alone public entity effective with the spin-off from its former parent in August 2008.

Other income for the three months ended December 31, 2009 was $451,000 compared to $8,000 the comparable period in 2008. This change consisted of the following:

	2009	2008

Interest income	$6,000	$8,000
Royalty income	4,000	-
Change in the fair value of derivative instrument liability	441,000	-

Total	$451,000	$8,000

a)	Interest income decreased by $2,000 primarily due to lower interest rates.

b)	The presence of royalty income in 2009 when there was no comparable amount in 2008 relates to an agreement with a subsidiary of the Company’s former parent which commenced in April 2009. (See the discussion in the “sales and cost of goods sold” paragraph above).

c)

The $441,000 income related to the change in the fair value of derivative financial instruments is recorded in accordance with the guidance in ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” which became effective for the Company on July 1, 2009 and is further discussed in Note 6 to these financial statements.

The accounting guidance applicable to these warrants, as described in Note 6, requires the Company, (assuming all other inputs to the Black-Scholes model remain constant), to record a non-cash expense when the Company’s stock price is rising and recording non-cash income when the Company’s stock price is falling. The estimated fair value of this derivative liability decreased from $1,182,000 at September 30, 2009 to $741,000 at December 31, 2009 primarily as a result of a decrease in our stock price during that same period. The resulting change of $441,000 has been reported as non-cash income in our condensed statement of operations as a component of other income (expense) and has no effect upon our operating cash flow.

The calculation of this derivative liability is affected by factors which are subject to significant fluctuations and are not under our control. Consequently, this liability and, therefore, the resulting effect of this income upon our net loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the warrants either expire in August 2013 or are exercised prior to that date.

Income tax expense for the three months ended December 31, 2009 and 2008 reflects estimates for the minimum amounts of state income taxes due in states where we are required to file income tax returns. Our deferred tax assets resulting from our net operating losses are fully reserved in a valuation allowance account since it is more likely than not that such assets will not be realized.

For the six months ended December 31, 2009 versus December 31, 2008

Sales and cost of goods sold for the six months ended December 31, 2009 were both zero as compared to $713,000 and $331,000, respectively, for the comparable period in 2008. These decreases were primarily attributable to the discontinuance of sales of nutritional supplements effective April 1, 2009. Effective on that date, the Company licensed that technology and transferred all such customer relationships to a subsidiary of its former parent in consideration for a 5% royalty on future net sales. That transaction relieved the Company of the prospective expenses associated with the sales, customer relations, and administrative burden of managing that business, financing its operations, and maintaining the related intellectual property.

Research and development expense for the six months ended December 31, 2009 was $358,000 compared to $631,000 for the comparable period in 2008. This decrease of $273,000, or 43%, was due to: a) A decrease of $250,000 related to the absence of a milestone payment to FhCMB in 2009 comparable to one which occurred in 2008; b) A decrease of $131,000 in personnel costs as those individuals are now full-time employees of FhCMB; and c) An increase of $108,000 consisting primarily of expense related to the preparation of an Investigational New Drug application (IND) filing with the United States Food and Drug Administration.

General and administrative expense for the six months ended December 31, 2009 was $971,000 compared to $872,000 for the comparable period in 2008. This increase of $99,000, or 11%, was primarily due to: a) An increase of $86,000 in financial advisory fees; b) An increase of $61,000 in investor and public relations services; and c) A decrease of $25,000 in travel related expenses. Such changes are associated with the Company now being a stand-alone public entity effective with the spin-off from its former parent in August 2008.

Other income (expense) for the six months ended December 31, 2009 was an expense of $520,000 compared to income of $15,000 the comparable period in 2008. This change consisted of the following:

	2009	2008

Interest income	$8,000	$15,000
Royalty income	13,000	-
Change in the fair value of derivative instrument liability	(541,000)	-

Total	($520,000)	$15,000

a)	Interest income decreased by $7,000 reflecting the lower average balance of cash on hand during the comparable periods and lower interest rates.

b)

The presence of royalty income in 2009 when there was no comparable amount in 2008 relates to an agreement with a subsidiary of the Company’s former parent which commenced in April 2009. (See the discussion in the “sales and cost of goods sold” paragraph above).

c)

The $541,000 expense related to the change in the fair value of derivative financial instruments is recorded in accordance with the guidance in ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” which became effective for the Company on July 1, 2009 and is further discussed in Note 6 to these financial statements.

The accounting guidance applicable to these warrants, as described in Note 6, requires the Company, (assuming all other inputs to the Black-Scholes model remain constant), to record a non-cash expense when the Company’s stock price is rising and recording non-cash income when the Company’s stock price is falling. The estimated fair value of this derivative liability increased from $199,000 at July 1, 2009 to $741,000 at December 31, 2009 primarily as a result of an increase in our stock price during that same period. The resulting change of $541,000 has been reported as non-cash expense in our condensed statement of operations as a component of other income (expense).

The calculation of this derivative liability is affected by factors which are subject to significant fluctuations and are not under our control. Consequently, this liability and, therefore, the resulting effect of this expense upon our net loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the warrants either expire in August 2013 or are exercised prior to that date.

Income tax expense for the six months ended December 31, 2009 and 2008 reflects estimates for the minimum amounts of state income taxes due in states where we are required to file income tax returns. Our deferred tax assets resulting from our net operating losses are fully reserved in a valuation allowance account since it is more likely than not that such assets will not be realized .

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing and as described in the following paragraphs, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our independent public accounting firm, J.H. Cohn LLP (“JHC”), communicated to our audit committee on February 10, 2010 that a material weakness existed in our internal control over financial reporting. This weakness was comprised of financial accounting and disclosure deficiencies and financial reporting deficiencies for non-routine, complex transactions. This weakness resulted in additions and corrections to disclosures in our Form 10-Q prior to filing and in us not implementing the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s Own Equity” in a timely manner, which required the restatement of our financial statements as of and for the quarter ended September 30, 2009.

Upon receipt of the communication from JHC, management took immediate action to prospectively remediate this weakness by establishing an in-depth independent internal review that did not previously exist.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our independent public accounting firm, J.H. Cohn LLP (“JHC”), communicated to our audit committee on February 10, 2010 that a material weakness existed in our internal control over financial reporting. This weakness was comprised of financial accounting and disclosure deficiencies and financial reporting deficiencies for non-routine, complex transactions. This weakness resulted in additions and corrections to disclosures in our Form 10-Q prior to filing and in us not implementing the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s Own Equity” in a timely manner, which required the restatement of our financial statements as of and for the quarter ended September 30, 2009. Upon receipt of the communication from JHC, management took immediate action to prospectively remediate this weakness by establishing an in-depth independent internal review that did not previously exist. Our failure to successfully remediate this weakness could diminish our ability to meet our financial reporting obligations in an accurate and timely manner.

Current economic conditions may cause a decline in business spending which could adversely affect our business and financial performance.

Our operating results are impacted by the health of the North American economies. Our business and financial performance, including collection of our accounts receivable and recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, and recession.

Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the United States.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Two matters were submitted for a vote at the Company’s Annual Meeting of Stockholders held on December 16, 2009 by holders of record of the Company’s common stock, par value of $0.001 per share at the close of business on October 29, 2009 (the “Record Date”), which was determined to be 27,972,904 shares of common stock. The holders of 24,021,349 shares of common stock, a majority, were present in person or represented by proxy at the meeting. The two matters and the results of the voting at the Annual Meeting are as follows:

1.	To elect two Class I directors for a three year term. The number of votes cast at the meeting for the election of the two directors for a three year term were as follows:

	For	Withheld

Robert B. Kay	23,014,718	1,006,631
General James T. Hill	23,412,131	609,218

2.

To ratify the appointment of J.H. Cohn LLP as the Company’s independent registered accounting firm. The number of votes cast at the meeting for the proposal to ratify J.H. Cohn LLP as the Company’s independent registered accounting firm were as follows:

For	Withheld	Abstain

23,413,718	591,003	16,549

Item 5	OTHER INFORMATION

None.

Item 6	EXHIBITS

Exhibit Number

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.

Date: February 16, 2010	By:	/s/ Robert B. Kay

Robert B. Kay,
Chief Executive Officer

Date: February 16, 2010	By:	/s/ Frederick Larcombe

Frederick Larcombe,
Chief Financial Officer