Form 10-Q/A
period 2009-09-30
iBio, Inc.
filed 2010-02-17
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A

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

iBio, Inc.
(Formerly iBioPharma, Inc.)
FORM 10-Q/A
For the Three Months Ended September 30, 2009

DISCLOSURE REGARDING FORWARD-LOOKING FINANCIAL STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q/A may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission, all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of iBio, Inc. or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words, “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q/A are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A for reflects the restatement of the financial statements for the three month period ended September 30 2009 related to the adoption of the guidance in Accounting Standards Codification 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” as of July 1, 2009. Accordingly, Part I Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I Item 4T, Controls and Procedures, and the Certifications referenced in Part II Item 6 have been updated in this connection.

This Amendment speaks as of the original filing of our Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

PART I	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Balance Sheets

	September 30, 2009 (Unaudited) (Restated)	June 30, 2009 (Note 2)

Assets

Current assets:

Cash	$3,376,995	$1,039,244
Accounts receivable	205,868	209,795
Prepaid expenses and other current assets	70,924	16,569

Total current assets	3,653,787	1,265,608

Fixed assets, net	13,921	14,878

Intangible assets, net	3,782,262	3,649,878

Total assets	$7,449,970	$4,930,364

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued expenses	$776,583	$542,140
Derivative instrument liability (see Note 6)	1,181,960	-

Total liabilities	1,958,543	542,140

Commitments and contingencies

Stockholders’ equity

Preferred stock, no par value, 5,000,000 shares authorized, no shares outstanding	-	-

Common stock, $0.001 par value, 50,000,000 shares authorized, 27,972,904 and 23,357,519 issued and outstanding as of September 30, 2009 and June 30, 2009, respectively	27,973	23,358

Additional paid-in capital	14,449,288	13,049,734

Accumulated deficit	(8,985,834)	(8,684,868)

Total stockholders’ equity	5,491,427	4,388,224

Total liabilities and stockholders’ equity	$7,449,970	$4,930,364

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,

	2009	2008
	(Restated)

Sales	$-	$333,428

Cost of goods sold	-	135,648

Gross profit	-	197,780

Operating expenses:

Research and development	104,212	323,985
General and administrative	468,207	423,413

Total operating expenses	572,419	747,398

Operating loss	(572,419)	(549,618)

Other income (expense):

Interest income	2,098	7,354
Royalty income	9,130	-
Change in fair value of derivative instrument liability (see Note 6)	(982,571)	-

Other income	(971,343)	7,354

Loss before income taxes	(1,543,762)	(542,264)

Income tax expense	600	1,040

Net loss	$(1,544,362)	$(543,304)

Net loss per common share - Basic and diluted	$(0.06)	$(0.05)

Weighted average common shares outstanding - Basic and diluted	24,360,864	10,963,894

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Statement of Stockholders’ Equity
(Unaudited)
(Restated)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount

Balance, June 30, 2009 and July 1, 2009 as previously reported	-	$-	23,357,519	$23,358	$13,049,734	$(8,684,868)	$4,388,224

Cumulative effect of restatement for a change in accounting principle - Adoption of ASC 815-40 (see Note 6)	-	-	-	-	(1,442,785)	1,243,396	(199,389)

Balance, July 1, 2009 as restated	-	-	23,357,519	23,358	11,606,949	(7,441,472)	4,188,835

Issuance of common stock and warrants for cash at $0.65 per share, net of expenses	-	-	4,615,385	4,615	2,802,436	-	2,807,051

Stock-based compensation expense	-	-	-	-	14,303	-	14,303

Issuance of warrants to consultant	-	-	-	-	25,600	-	25,600

Net loss	-	-	-	-	-	(1,544,362)	(1,544,362)

Balance, September 30, 2009	-	$-	27,972,904	$27,973	$14,449,288	$(8,985,834)	$5,491,427

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended September 30,

	2009	2008
	(Restated)
Cash flows from operating activities:

Net loss	$(1,544,362)	$(543,304)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in fair value of derivative instrument liability (see Note 6)	982,571	-
Depreciation and amortization	78,436	64,431
Stock-based compensation	14,303	4,763
Issuance of warrants for services	25,600	-

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable	3,927	(199,108)
(Increase) decrease in prepaid expenses and other current assets	(54,355)	1,098
Increase (decrease) in accounts payable and accrued expenses	234,443	(105,972)

Net cash used in operating activities	(259,437)	(778,092)

Cash flows from investing activities:

Additions to intangible assets	(209,863)	(883,891)

Net cash used in investing activities	(209,863)	(883,891)

Cash flows from financing activities:

Proceeds from sale of common stock and warrants, net of expenses	2,807,051	4,580,302

Advances from former parent, net	-	82,083

Net cash provided by financing activities	2,807,051	4,662,385

Net increase in cash	2,337,751	3,000,402

Cash - Beginning of period	1,039,244	19,005

Cash - End of period	$3,376,995	$3,019,407

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$-	$-

Income taxes	$-	$1,040

Supplemental disclosures of non-cash investing and financing activities:

Cumulative effect of a change in accounting principle - Adoption of ASC 815-40 (see Note 6)	$199,389	$-

Cancellation of common stock owned by former parent	$-	$575,000

Issuance of common stock to stockholders of former parent	$-	$19,845

Issuance of common stock upon conversion of intercompany debt due to former parent	$-	$7,909,494

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

2)          Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2009 and the related statements of operations and cash flows the three months ended September 30, 2008. The balance sheet amounts as of June 30, 2009 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2009.

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

The Company’s accounting policies and use of estimates are described in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2009 and, with respect to the valuation of derivative instruments, in Note 6 to these financial statements.

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

The following table summarizes the number of common shares excluded from the calculation of weighted average common shares outstanding for the three months ended September 30, 2009 and 2008:

	2009	2008

Warrants	3,065,811	2,345,752
Stock options	1,460,000	-

Total	4,525,811	2,345,752

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

6)          Derivative Instruments and Related Restatement

Introduction:

Effective July 1, 2009, generally accepted accounting principles required that the warrants issued by the Company in connection with the August 2008 financing to be considered derivative instruments and that the Company report an estimated fair value of such warrants as a liability as of each balance sheet date and the change in that liability as non-cash income or expense in the statement of operations for the related reporting period. The Company’s financial statements as of and for the three months ended September 30, 2009 have been restated to reflect the adoption of this accounting guidance.

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

Detail Discussion:

Effective July 1, 2009, the Company adopted guidance in ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. The applicable provisions of this guidance require that:

a)

Warrants issued by the Company in an August 2008 financing transaction containing downside ratchet provisions were previously accounted for as equity instruments in accordance with generally accepted accounting principles in effect through June 30, 2009. They must now be considered and accounted for as derivative instruments effective July 1, 2009 and the related fair value reported as a liability on the balance sheet; and

b)

Such derivative instruments must be marked-to-market at each balance sheet date and the change in the reported fair value of such instruments be recorded as non-cash income or expense in the statement of operations.

In accordance with this guidance, the Company estimated the fair value of these instruments to be $199,389 as of July 1, 2009 and established a derivative instrument liability in that amount by recording reductions of $1,442,785 in additional paid-in capital and $1,243,396 in accumulated deficit. The effect of this adjustment is presented as a cumulative effect of a change in an accounting principle in the Company’s condensed statement of stockholders’ equity. As of September 30, 2009, the fair value of this derivative liability increased to $1,181,960 and the resulting change of $982,571 during the three months ended September 30, 2009 is reported as a non-cash charge in the Company’s condensed statement of operations as a component of other income (expense).

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

The assumptions made in calculating the fair value of these derivative instruments as of July 1, 2009 and September 30, 2009 were as follows:

Risk free interest rate	1.9 and 2.0%
Dividend yield	Zero
Volatility	80%
Expected term	3.9 and 4.2 years

The effect of this restatement as of and for the three months ended September 30, 2009 is summarized as follows (in thousands):

	As Previously Reported	Effect Upon Adoption	Effect Upon First Quarter	As Restated
Balance sheet:

Cash and other current assets	$3,654	$-	$-	$3,654
Fixed assets	14	-	-	14
Intangible assets	3,782	-	-	3,782

Total assets	$7,450	-	-	$7,450

Accounts payable and accrued expenses	$777	-	-	$777
Derivative instrument liability	-	199	983	1,182

Total liabilities	777	199	983	1,959

Stockholders’ equity:
Common stock	28	-	-	28
Additional paid-in capital	15,892	(1,443)	-	14,449
Accumulated deficit	(9,247)	1,244	(983)	(8,986)

Total stockholders’ equity	6,673	(199)	(983)	5,491

Total liabilities and stockholders’ equity	$7,450	$-	$-	$7,450

Statement of Operations:

Revenues	$-	$-	$-	$-
Operating expenses:
Research and development	104	-	-	104
General and administrative	468	-	-	468

Operating loss	(572)	-	-	(572)
Other income (expense):
Interest income	2	-	-	2
Royalty income	9	-	-	9
Change in fair value of derivative instruments	-	-	(983)	(983)

Loss before income taxes	(561)	-	(983)	(1,544)
Income tax expense	1	-	-	1

Net loss	($562)	$-	($983)	($1,544)

Net loss per common share - Basic and diluted	($0.02)	$-	($0.04)	($0.06)

Statement of cash flows:

Cash flows from operating activities:

Net loss	($562)	$-	($983)	($1,544)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in fair value of derivative instrument liability	-	-	983	983
Depreciation and amortization	78	-	-	78
Stock-based compensation	14	-	-	14
Issuance of warrants for services	26	-	-	26

Changes in operating assets and liabilities (net)	180	-	-	180

Net cash used in operating activities	($259)	$-	$-	($259)

Note - Some amounts do not total exactly due to rounding.

7)	Financing Transaction

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

Assumptions made in calculating the fair value of options and warrants issued during the three months ended September 30, 2009 and 2008 were as follows:

	2009	2008

Risk free interest rate	2.3 to 3.3%	3.1%
Dividend yield	Zero	Zero
Volatility	80%	80%
Expected term	5.0 to 6.5 years	5.0 years

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

A summary of the changes in options outstanding during the three month period ended September 30, 2009 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2009	780,000	$0.20-$0.31	$0.21	9.6	$184,000
Granted	680,000	$0.66	$0.66	10.0	353,600
Exercised	-	-	-	-	-
Terminated	-	-	-	-	-

Outstanding and expected to vest at September 30, 2009	1,460,000	$0.20-$0.66	$0.42	9.6	$1,107,000

Options exercisable at September 30, 2009	-	-	-	-	-

The weighted average fair value of options granted during the three months ended September 30, 2009 was $0.43.

A summary of the changes in warrants outstanding during the three months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at June 30, 2009	2,345,752	$3.73
Granted	720,059	1.94
Exercised	-	-
Terminated	-	-

Outstanding at September 30, 2009	3,065,811	$2.92

Warrants exercisable at September 30, 2009	3,065,811	$2.92

9)	Commitment

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

10)	Contingency

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

11)	Subsequent Events

The agreement with FhCMB described in Note 9 to these condensed financial statements provides for a payment of $1.0 million to FhCMB on November 2, 2009 for research and development services to be rendered in the future. The Company is awaiting performance on the part of FhCMB with respect to certain deliverables previously due under the terms of the agreement before making this payment.

The Company has evaluated subsequent events through November 16, 2009, the date on which these condensed financial statements were issued. There have not been any other events subsequent to September 30, 2009 that would require additional disclosure in the condensed financial statements or that would have a material impact on the Company’s condensed financial position as of September 30, 2009 and June 30, 2009, and its results of operations or cash flows for the three months ended September 30, 2009 and 2008.

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

Liquidity and Capital Resources

We had cash of $3,377,000 at September 30, 2009 compared to $1,039,000 at June 30, 2008. This increase of $2,338,000, or 225%, was due to proceeds of $2,807,000 from the sale of common stock offset by net cash used of $259,000 and $210,000 related to operating activities and investing activities, respectively. We had working capital of $1,695,000 at September 30, 2009. The calculation of this working capital amount includes the derivative instrument liability of $1,182,000 as of that date.

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

The Company’s accounting policies and use of estimates are described in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2009 and, with respect to the valuation of derivative instruments, in Note 6 to these financial statements.

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

Other income (expense) for the three months ended September 30, 2009 was ($972,000) compared to $7,000 the comparable period in 2008. This change consisted of the following income (expense):

	2009	2008

Interest income	$2,000	$7,000
Royalty income	9,000	-
Change in the fair value of derivative instrument liability	(983,000)	-

Total	($972,000)	$7,000

a)	Interest income decreased by $5,000 reflecting the lower average balance of cash on hand during the comparable periods and lower interest rates.

b)

The presence of royalty income in 2009 when there was no comparable amount in 2008 relates to an agreement with a subsidiary of the Company’s former parent which commenced in April 2009. (See the discussion in the “sales and cost of goods sold” paragraph above).

c)

The $983,000 expense related to the change in the fair value of derivative financial instruments is recorded in accordance with the guidance in ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” which became effective for the Company on July 1, 2009 and is further discussed in Note 6 to these financial statements.

The accounting guidance applicable to these warrants, as described in Note 6, requires the Company, (assuming all other inputs to the Black-Scholes model remain constant), to record a non-cash expense when the Company’s stock price is rising and recording non-cash income when the Company’s stock price is falling. The estimated fair value of this derivative liability increased from $199,000 at July 1, 2009 to $1,182,000 at September 30, 2009 primarily as a result of an increase in our stock price during that same period. The resulting change of $983,000 has been reported as non-cash expense in our condensed statement of operations as a component of other income (expense) and has no effect upon our operating cash flow.

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