Form 10-Q
period 2010-03-31
iBio, Inc.
filed 2010-05-19
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

                              Yes ☒                               No ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              Yes ☐                               No ☒

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2010

Common Stock, $0.001 par value	28,272,655 Shares

iBio, Inc.
(Formerly iBioPharma, Inc.)
FORM 10-Q
For the Three and Nine Month Periods Ended March 31, 2010

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

PART I	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Balance Sheets

	March 31, 2010 (Unaudited)	June 30, 2009 (Note 2)

Assets

Current assets:

Cash	$1,494,976	$1,039,244
Accounts receivable	9,405	209,795
Prepaid expenses and other current assets	45,658	16,569

Total current assets	1,550,039	1,265,608

Fixed assets, net	12,007	14,878

Intangible assets, net	3,914,759	3,649,878

Total assets	$5,476,805	$4,930,364

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued expenses	$1,079,608	$542,140
Derivative instrument liability (see Note 6)	799,204	—

Total liabilities	1,878,812	542,140

Commitments and contingencies

Stockholders’ equity:

Preferred stock, no par value, 5,000,000 shares authorized, no shares outstanding	—	—

Common stock, $0.001 par value, 50,000,000 shares authorized, 28,272,655 and 23,357,519 issued and outstanding as of March 31, 2010 and June 30, 2009, respectively	28,273	23,358

Additional paid-in capital	14,506,504	13,049,734

Accumulated deficit	(10,936,784)	(8,684,868)

Total stockholders’ equity	3,597,993	4,388,224

Total liabilities and stockholders’ equity	$5,476,805	$4,930,364

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,

	2010	2009	2010	2009

Sales	$—	$326,886	$—	$1,039,446

Cost of goods sold	—	166,400	—	497,099

Gross profit	—	160,486	—	542,347

Operating expenses:

Research and development	1,055,986	83,100	1,414,370	714,300
General and administrative	536,657	405,082	1,507,647	1,276,872

Total operating expenses	1,592,643	488,182	2,922,017	1,991,172

Operating loss	(1,592,643)	(327,696)	(2,922,017)	(1,448,825)

Other income (expense):

Interest income	3,189	3,309	11,206	18,189
Royalty income	4,160	—	17,114	—
Change in the fair value of derivative instrument liability (see Note 6)	(58,385)	—	(599,815)	—

Other income (expense)	(51,036)	3,309	(571,495)	18,189

Loss before income taxes	(1,643,679)	(324,387)	(3,493,512)	(1,430,636)

Income tax expense	600	100	1,800	1,478

Net loss	$(1,644,279)	$(324,487)	$(3,495,312)	$(1,432,114)

Net loss per common share - Basic and diluted	$(0.06)	$(0.01)	$(0.13)	$(0.07)

Weighted average common shares outstanding - Basic and diluted	28,272,655	23,457,297	26,981,086	19,182,972

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Statement of Stockholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit
							Total
	Shares	Amount	Shares	Amount

Balance, June 30, 2009	—	$—	23,357,519	$23,358	$13,049,734	$(8,684,868)	$4,388,224

Cumulative effect of a change in accounting principle - Adoption of ASC 815-40 (see Note 6)	—	—	—	—	(1,442,785)	1,243,396	(199,389)

Issuance of common stock and warrants for cash at $0.65 per unit, net of expenses	—	—	4,615,385	4,615	2,791,272	—	2,795,887

Issuance of common stock in accordance with anti-dilution provisions of the August 2008 financing	—	—	299,751	300	(300)	—	—

Stock-based compensation expense	—	—	—	—	82,983	—	82,983

Issuance of warrants to consultants	—	—	—	—	25,600	—	25,600

Net loss	—	—	—	—	—	(3,495,312)	(3,495,312)

Balance, March 31, 2010	—	$—	28,272,655	$28,273	$14,506,504	$(10,936,784)	$3,597,993

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,

	2010	2009

Cash flows from operating activities:

Net loss	$(3,495,312)	$(1,432,114)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in the fair value of derivative instrument liability (see Note 6)	599,815	—
Depreciation and amortization	248,354	207,280
Stock-based compensation	82,983	8,446
Issuance of warrants for services	25,600	—

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable	200,390	(84,323)
Increase in prepaid expenses and other current assets	(29,089)	(16,559)
Increase (decrease) in accounts payable and accrued expenses	537,468	(510,849)

Net cash used in operating activities	(1,829,791)	(1,828,119)

Cash flows from investing activities:

Additions to intangible assets	(510,364)	(1,431,284)
Additions to fixed assets	—	(4,580)

Net cash used in investing activities	(510,364)	(1,435,864)

Cash flows from financing activities:

Proceeds from sale of common stock and warrants, net of expenses	2,795,887	4,580,302

Advances from former parent, net	—	82,083

Net cash provided by financing activities	2,795,887	4,662,385

Net increase in cash	455,732	1,398,402

Cash - Beginning of period	1,039,244	19,005

Cash - End of period	$1,494,976	$1,417,407

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$—	$898

Income taxes	$—	$1,478

Supplemental disclosures of non-cash operating, investing, and financing activities:

Cumulative effect of a change in accounting principle - Adoption of ASC 815-40 (see Note 6)	$199,389	$—

Issuance of common stock in accordance with anti-dilution provisions of the August 2008 financing	$300	$—

Cancellation of common stock owned by former parent	$—	$575,000

Issuance of common stock to stockholders of former parent	$—	$19,845

Issuance of common stock upon conversion of intercompany debt due to former parent	$—	$7,909,494

The accompanying notes are an integral part of these
unaudited condensed financial statements

iBio, Inc.
(Formerly iBioPharma, Inc.)
Notes to Condensed Financial Statements
(Unaudited)

1)	Business

iBio, Inc. (the “Company”) is a biotechnology company focused on commercializing its proprietary technology, the iBioLaunch™ platform, for the production of biologics including vaccines and therapeutic proteins. The Company’s strategy is to utilize its technology for development and manufacture of its own product candidates and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low cost, high quality biologics manufacturing systems. The Company’s near-term focus is to establish business arrangements for use of its technology by licensees for the development and production of products for the prevention and treatment of various infectious diseases. Vaccine candidates presently being advanced on the Company’s proprietary platform are applicable to newly emerging strains of H1N1 swine-like influenza and H5N1 for avian influenza.

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2010 and the related statements of operations and cash flows for the interim periods then ended. The balance sheet amounts as of June 30, 2009 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2009.

These financial statements were prepared under the assumption that the Company will continue as a going concern for the next twelve months. The ability to do so is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures, and/or generate revenue. These financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Current cash and working capital resources are expected to support the Company’s activities through the summer of 2010. The Company plans to fund its development and commercialization activities during the balance of 2010 and beyond through licensing arrangements and/or the sale of equity securities. The Company cannot be certain that such funding will be available on acceptable terms, or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, or products that the Company would otherwise seek to develop or commercialize itself.

Salaries and benefits totaling $83,000 and $214,000 have been reclassified from general and administrative to research and development expense in the unaudited condensed statements of operations for the three and nine months ended March 31, 2009, respectively, in order to conform to the current period presentation.

3)	Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The areas most significantly affected by estimates consist of:

a)	Valuation and recovery of intangible assets;

b)	Stock-based compensation; and

c)	Valuation of derivative instruments.

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

Basic and diluted net loss per common share was determined by dividing the net loss by the weighted average common shares outstanding during the three and nine months ended March 31,

2010 and 2009. Basic and diluted weighted average common shares outstanding were the same since the effect of including common shares issuable pursuant to the exercise of the stock options and warrants in diluted weighted average common shares outstanding would have been anti-dilutive.

The following table summarizes the number of common shares excluded from the calculation of weighted average common shares outstanding for the three and nine months ended March 31, 2010 and 2009:

	Three months ended March 31,		Nine months ended March 31,

	2010	2009	2010	2009

Warrants	3,085,811	2,345,752	3,085,811	2,345,752
Stock options	2,150,000	680,000	2,150,000	680,000

Total	5,235,811	3,025,752	5,235,811	3,025,752

5)	Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles except for additional authoritative rules and interpretive releases issued by the SEC. The Codification is effective for financial statements issued for interim and annual periods ended after September 15, 2009. The Company adopted the Codification effective September 30, 2009 and such adoption did not have an impact upon the Company’s financial statements.

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

Introduction:

Effective July 1, 2009, generally accepted accounting principles required that the warrants issued by the Company in connection with the August 2008 financing be considered derivative instruments and that the Company report an estimated fair value of such warrants as a liability as of each balance sheet date and the change in that liability as non-cash income or expense in the statement of operations for the related reporting period.

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

Thus, for example, the accounting guidance applicable to these warrants requires the Company, (assuming all other inputs to the Black-Scholes model remain constant), to record a non-cash expense when the Company’s stock price is rising and record non-cash income when the Company’s stock price is falling.

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

In accordance with this guidance, the Company estimated the fair value of these instruments to be $199,389 as of July 1, 2009 and established a derivative instrument liability in that amount by recording reductions of $1,442,785 in additional paid-in capital and $1,243,396 in accumulated deficit. The effect of this adjustment is presented as a cumulative effect of change in an accounting principle in the condensed statement of stockholders’ equity.

As of March 31, 2010, the estimated fair value of this derivative liability was $799,204 and:

a)	The resulting increase of $58,385 during the three months ended March 31, 2010 was reported as non-cash expense in our condensed statement of operations as a component of other income (expense), and

b)	The resulting increase of $599,815 during the nine months ended March 31, 2010 was reported as non-cash expense in our condensed statement of operations as a component of other income (expense).

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

The assumptions made in calculating the fair value of these derivative instruments as of July 1, 2009, December 31, 2009, and March 31, 2010 were as follows:

Risk free interest rate	2.0, 2.3, and 2.4%, respectively
Dividend yield	Zero
Volatility	80%
Expected term	4.2, 3.7, and 3.4 years, respectively

7)	Financing Transaction

On September 10, 2009, the Company issued 4,615,385 shares of common stock at $0.65 per unit and received net proceeds of $2,795,887 and issued warrants to the placement agent for the purchase of 250,587 shares of common stock at a price of $0.65 per share. The warrants were 100% vested upon issuance and expire on September 10, 2014. The Company estimated the fair value of the warrants, attributed proceeds of $92,637 to them, and recorded that amount as an addition to paid-in capital.

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

The Company generally measures the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then recognized as expense over the period during which the recipient is required to provide services in exchange for that award.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of such instruments. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected volatility assumption was based upon the historical volatility of the common stock of comparable companies. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected term assumption for employee options was determined utilizing the simplified method provided in Staff Accounting Bulletin No. 107, Share-Based Payment, which averages an award’s vesting period with its contractual term. The expected term assumption for vendors’ options and warrants was determined using the contractual term of each award.

Assumptions made in calculating the fair value of options and warrants issued during the three and nine months ended March 31, 2010 and 2009 were as follows:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009

Risk free interest rate	2.7%	2.1 to 2.3%	0.8 to 3.4%	2.1 to 2.3%
Dividend yield	Zero	Zero	Zero	Zero
Volatility	81%	80%	81%	80%
Expected term	6.0 to 10.0 years	5.0 to 6.5 years	2.0 to 10.0 years	5.0 to 6.5 years

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

On November 15, 2009, the Company issued warrants to a third party for the purchase of 20,000 shares of common stock at a price of $1.00 per share in connection with a professional service agreement. The warrants vest in equal amounts on the six and twelve months anniversaries after the date of issuance and expire on November 15, 2011. The Company estimated the fair value of these warrants to be $6,300 as of March 31, 2010 and is recording such expense ratably over the vesting period.

On February 25, 2010, the Company granted options to an employee for the purchase of 30,000 shares of common stock at a price of $0.87 per share. The options vest ratably on the first, second, and third anniversary dates of the grant and expire on February 25, 2020. The Company estimated the fair value of the options on the grant date to be $18,750 and is recording such expense ratably over the vesting period within general and administrative expenses.

On March 1, 2010, the Company granted options to a member of the Board of Directors for the purchase of 60,000 shares of common stock at a price of $0.87 per share. The options vest ratably on the first, second, and third anniversary dates of the grant and expire on February 25, 2020. The Company estimated the fair value of the options on the grant date to be $45,840 and is recording such expense ratably over the vesting period within general and administrative expenses.

On March 1, 2010, the Company granted options to an employee for the purchase of 500,000 shares of common stock at a price of $0.87 per share. The options vest ratably on January 1, 2011 and the four subsequent anniversary dates, and expire on February 25, 2020. The Company estimated the fair value of the options on the grant date to be $391,000 and is recording such expense ratably over the vesting period. This employee serves as the Company’s Chief Scientific Officer and simultaneously serves as Executive Director of The Center for Molecular Biology of Fraunhofer USA, Inc. (“FhCMB”) which performs research and development activities on behalf of the Company as further described in Note 10.

On March 1, 2010, the Company granted options to FhCMB for the purchase of 100,000 shares of common stock at a price of $0.87 per share. The options vest ratably on the first through third anniversary dates of the grant provided FhCMB’s Executive Director serves as the Company’s Chief Scientific Officer throughout the vesting period and expire on February 25, 2020. The Company estimated the fair value of these options to be $83,500 as of March 31, 2010 and is recording such expense ratably over the vesting period

A summary of the changes in options outstanding during the nine month period ended March 31, 2010 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2009	780,000	$0.20-$0.31	$0.21	9.6	$184,000
Granted	1,370,000	$0.66-$0.87	$0.77	10.0	$320,900
Exercised	—	—	—	—	—
Terminated	—	—	—	—	—

Outstanding and expected to vest at March 31, 2010	2,150,000	$0.20-$0.87	$0.57	9.4	$933,900

Options exercisable at March 31, 2010	160,000	$0.20	$0.20	8.9	$128,000

The weighted average fair value of options granted during the nine months ended March 31, 2010 was $0.62.

A summary of the changes in warrants outstanding during the nine months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at June 30, 2009	2,345,752	$3.73
Granted	740,059	$1.91
Exercised	—	—
Terminated	—	—

Outstanding at March 31, 2010	3,085,811	$2.91

Warrants exercisable at March 31, 2010	3,065,811	$2.92

9)	Related Party Transactions

The Company’s Chief Scientific Officer simultaneously serves as Executive Director of FhCMB which performs research and development activities on behalf of the Company as further described in Note 10.

10)	Commitment

The Company and FhCMB have an agreement whereby FhCMB performs research and development activities on behalf of the Company. In that connection, the Company has the commitment to make payments of $1 million each April and November beginning November 2009 through April 2014 for an aggregate of $10 million to FhCMB for services to further develop the Company’s proprietary technology and product candidates. Such payments are initially recorded as prepaid expenses and then expensed as agreed-upon services are performed by FhCMB. The Company paid the first installment due under this agreement of $1 million in January 2010 and recorded it as research and development expense during the quarter ended March 31, 2010. As of the filing date of this report, the Company has not paid the second installment due which was due in April 2010.

11)	Contingency

The Company previously reported a disagreement with FhCMB regarding whether a certain technical milestone was achieved by FhCMB under a research for vaccine studies which would trigger the obligation of a $250,000 payment by the Company to FhCMB. In connection with the resolution of that disagreement, the Company recorded $250,000 in research and development expenses during the three and the nine months ended December 31, 2009 and March 31, 2010, respectively, and an accrued liability in the same amount.

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

Overview

iBio, Inc. (the “Company”) is a biotechnology company focused on commercializing its proprietary technology, the iBioLaunch™ platform, for the production of biologics including vaccines and therapeutic proteins. The Company’s strategy is to utilize its technology for development and manufacture of its own product candidates and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low cost, high quality biologics manufacturing systems. The Company’s near-term focus is to establish business arrangements for use of its technology by licensees for the development and production of products for the prevention and treatment of various infectious diseases. Vaccine candidates presently being advanced on the Company’s proprietary platform are applicable to newly emerging strains of H1N1 swine-like influenza and H5N1 for avian influenza.

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

Liquidity and Capital Resources

We had cash of $1,495,000 at March 31, 2010 compared to $1,039,000 at June 30, 2009. This increase of $456,000, or 44%, was due to net proceeds of $2,796,000 from the sale of common stock offset by net cash used of $1,830,000 and $510,000 related to operating activities and investing activities, respectively. We had negative working capital of $329,000 at March 31, 2010. The calculation of this working capital amount is net of the derivative instrument liability of $799,000 as of that date.

Current cash and working capital resources are expected to support our activities through the summer of 2010. This includes a commitment to make payments to FhCMB of $1 million in April 2010. As of the filing date of this report, the Company had not made that payment due to cash flow constraints.

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

Critical Accounting Policies

The following accounting policies are critical in fully understanding and evaluating our financial statements:

a)	Valuation and recovery of intangible assets;

b)	Stock-based compensation; and

c)	Valuation of derivative instruments.

The Company’s accounting policies are described in Note 2 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2009 and, with respect to the valuation of derivative instruments, in Note 6 to these financial statements.

Results of Operations

For the three months ended March 31, 2010 versus March 31, 2009

Sales and cost of goods sold for the three months ended March 31, 2010 were both zero as compared to $327,000 and $166,000, respectively, for the comparable period in 2009. These decreases were primarily attributable to the discontinuance of sales of nutritional supplements effective April 1, 2009. Effective on that date, the Company licensed that technology and transferred all such customer relationships to a subsidiary of its former parent in consideration for a 5% royalty on future net sales. That transaction relieved the Company of the prospective expenses associated with the sales, customer relations, and administrative burden of managing that business, financing its operations, and maintaining the related intellectual property.

Research and development expense for the three months ended March 31, 2010 was $1,056,000 compared to $83,000 for the comparable period in 2009. This increase of $973,000, or 1,200%, was primarily due to: a) An increase of $1,000,000 in services provided by FhCMB; b) An increase of $46,000 related to the hiring of a Chief Scientific Officer during the three months ended March 31, 2010; and c) A decrease of $83,000 in personnel costs as those individuals are now full-time employees of FhCMB.

General and administrative expense for the three months ended March 31, 2010 was $537,000 compared to $405,000 for the comparable period in 2009. This increase of $132,000, or 33%, was primarily due to an increase of $38,000 in financial advisory fees, $30,000 in investor and public relations services, and $26,000 in other public company related expenses. Such increases reflected expenses associated with the Company now being a stand-alone public entity effective with the spin-off from its former parent in August 2008.

Other income (expense) for the three months ended March 31, 2010 was ($51,000) compared to $3,000 the comparable period in 2009. This change consisted of the following:

	2010	2009

Interest income	$3,000	$3,000
Royalty income	4,000	—
Change in the fair value of derivative instrument liability	(58,000)	—

Total	$(51,000)	$3,000

a)	Interest income was comparable.

b)

The presence of royalty income in 2010 when there was no comparable amount in 2008 relates to an agreement with a subsidiary of the Company’s former parent which commenced in April 2009 (see the discussion in the “sales and cost of goods sold” paragraph above).

c)

The $58,000 expense related to the change in the fair value of derivative financial instruments is recorded in accordance with the guidance in ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” which became effective for the Company on July 1, 2009 and is further discussed in Note 6 to these financial statements.

The accounting guidance applicable to these warrants requires the Company, (assuming all other inputs to the Black-Scholes model remain constant), to record a non-cash expense when the Company’s stock price is rising and recording non-cash income when the Company’s stock price is falling. The estimated fair value of this derivative liability increased from $741,000 at December 31, 2009 to $799,000 at March 31, 2010 primarily as a result of an increase in our stock price during that same period. The resulting change of $58,000 has been reported as non-cash expense in our condensed statement of operations as a component of other income (expense) and has no effect upon our operating cash flow.

The calculation of this derivative liability is affected by factors which are subject to significant fluctuations and are not under our control. Consequently, this liability and, therefore, the resulting effect upon our net loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the warrants either expire in August 2013 or are exercised prior to that date.

Income tax expense for the three months ended March 31, 2010 and 2009 reflects estimates for the minimum amounts of state income taxes due in states where we are required to file income tax returns. Our deferred tax assets resulting from our net operating losses are fully reserved in a valuation allowance account since it is more likely than not that such assets will not be realized.

For the nine months ended March 31, 2010 versus March 31, 2009

Sales and cost of goods sold for the nine months ended March 31, 2010 were both zero as compared to $1,039,000 and $497,000, respectively, for the comparable period in 2009. These decreases were primarily attributable to the discontinuance of sales of nutritional supplements effective April 1, 2009. Effective on that date, the Company licensed that technology and transferred all such customer relationships to a subsidiary of its former parent in consideration for a 5% royalty on future net sales. That transaction relieved the Company of the prospective expenses associated with the sales, customer relations, and administrative burden of managing that business, financing its operations, and maintaining the related intellectual property.

Research and development expense for the nine months ended March 31, 2010 was $1,414,000 compared to $714,000 for the comparable period in 2009. This increase of $700,000, or 98%, was primarily due to: a) An increase of $750,000 in services provided by FhCMB; b) A decrease of $214,000 in personnel costs as those individuals are now full-time employees of FhCMB; c) An increase of $46,000 in costs related to the hiring of a Chief Scientific Officer; and d) An increase of $126,000 consisting primarily of expense related to the preparation of an Investigational New Drug application (IND) filing with the United States Food and Drug Administration.

General and administrative expense for the nine months ended March 31, 2010 was $1,508,000 compared to $1,277,000 for the comparable period in 2009. This increase of $231,000, or 19%, was primarily due to an increase of $116,000 in financial advisory fees and an increase of $91,000 in investor and public relations services. Such changes are associated with the Company now being a stand-alone public entity effective with the spin-off from its former parent in August 2008.

Other income (expense) for the nine months ended March 31, 2010 was an expense of ($571,000) compared to income of $18,000 the comparable period in 2009. This change consisted of the following:

	2010	2009

Interest income	$11,000	$18,000
Royalty income	18,000	—
Change in the fair value of derivative instrument liability	(600,000)	—

Total	$(571,000)	$18,000

a)	Interest income decreased by $7,000 reflecting the lower average balance of cash on hand during the comparable periods and lower interest rates.

b)

The presence of royalty income in 2010 when there was no comparable amount in 2009 relates to an agreement with a subsidiary of the Company’s former parent which commenced in April 2009 (see the discussion in the “sales and cost of goods sold” paragraph above).

c)

The $600,000 expense related to the change in the fair value of derivative financial instruments is recorded in accordance with the guidance in ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” which became effective for the Company on July 1, 2009 and is further discussed in Note 6 to these financial statements.

The accounting guidance applicable to these warrants requires the Company, (assuming all other inputs to the Black-Scholes model remain constant), to record a non-cash expense when the Company’s stock price is rising and recording non-cash income when the Company’s stock price is falling. The estimated fair value of this derivative liability increased from $199,000 at July 1, 2009 to $799,000 at March 31, 2010 primarily as a result of an increase in our stock price during that same period. The resulting change of $600,000 has been reported as non-cash expense in our condensed statement of operations as a component of other income (expense).

The calculation of this derivative liability is affected by factors which are subject to significant fluctuations and are not under our control. Consequently, this liability and, therefore, the resulting effect upon our net loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the warrants either expire in August 2013 or are exercised prior to that date.

Income tax expense for the nine months ended March 31, 2010 and 2009 reflects estimates for the minimum amounts of state income taxes due in states where we are required to file income tax returns. Our deferred tax assets resulting from our net operating losses are fully reserved in a valuation allowance account since it is more likely than not that such assets will not be realized.

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

Except for the matter described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our independent public accounting firm, J.H. Cohn LLP (“JHC”), communicated to our audit committee on February 10, 2010 that a material weakness existed in our internal control over financial reporting. This weakness was comprised of financial accounting and disclosure deficiencies and financial reporting deficiencies for non-routine, complex transactions. This weakness resulted in additions and corrections to disclosures in our Form 10-Q prior to filing and in us not implementing the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s Own Equity” in a timely manner, which required the restatement of our financial statements as of and for the quarter ended September 30, 2009. Upon receipt of the communication from JHC, management took immediate action to prospectively remediate this weakness by establishing an in-depth independent internal review that did not previously exist. Failure in the remediation of this weakness could diminish our ability to meet our financial reporting obligations in an accurate and timely manner.

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

iBio, Inc.

Date: May 19, 2010	By:	/s/ Robert B. Kay

Robert B. Kay,
Chief Executive Officer

Date: May 19, 2010	By: /s/ Frederick Larcombe

Frederick Larcombe,
Chief Financial Officer