Form 10-Q
period 2010-09-30
iBio, Inc.
filed 2010-11-15
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 000-53125

iBio, Inc.
(Exact name of small business registrant in its charter)

Delaware	26-2797813

(State or other jurisdiction of	(I.R.S. Employer Identification
incorporation or organization)	No.)

9 Innovation Way, Suite	19711
100, Newark, DE

(Address of principal executive	(Zip Code)
offices)

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
company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                   No ☒

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2010

Common Stock, $0.001 par value	31,805,155 Shares

iBio, Inc.
FORM 10-Q
For the Three Month Period Ended September 30, 2010

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

iBio, Inc. (the “Company”) cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its business described in Item 1 of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2010 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements, which are subject to change and inherent risks and uncertainties.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

iBio, Inc.
Condensed Balance Sheets

	September 30, 2010 (Unaudited)	June 30, 2010 (Note 2)

Assets

Current assets:

Cash	$313,826	$909,932
Accounts receivable	55,590	47,460
Prepaid expenses and other current assets	352,954	68,150

Total current assets	722,370	1,025,542

Fixed assets, net	10,093	11,050

Intangible assets, net	3,871,617	3,893,653

Total assets	$4,604,080	$4,930,245

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:

Accounts payable	$2,160,684	$2,007,166
Accrued expenses	132,397	132,865
Derivative instrument liability	3,155,476	1,714,084

Total liabilities	5,448,557	3,854,115

Commitments

Stockholders’ equity (deficit):

Preferred stock, no par value, 5,000,000 shares authorized, no shares outstanding	—	—

Common stock, $0.001 par value, 50,000,000 shares authorized, 28,272,655 issued and outstanding as of September 30, 2010 and June 30, 2010	28,273	28,273

Additional paid-in capital	15,464,673	14,567,349

Accumulated deficit	(16,337,423)	(13,519,492)

Total stockholders’ equity (deficit)	(844,477)	1,076,130

Total liabilities and stockholders’ equity (deficit)	$4,604,080	$4,930,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended September 30,

	2010	2009

Sales	$—	$—

Cost of goods sold	—	—

Gross profit	—	—

Operating expenses:

Research and development	157,543	104,212
General and administrative	1,212,664	468,207

Total operating expenses	1,370,207	572,419

Operating loss	(1,370,207)	(572,419)

Other income (expense):

Interest income	695	2,118
Interest expense	(13,125)	(20)
Royalty income	6,698	9,130
Change in the fair value of derivative instrument liability	(1,441,392)	(982,571)

Other income (expense)	(1,447,124)	(971,343)

Loss before income taxes	(2,817,331)	(1,543,762)

Income tax expense	600	600

Net loss	$(2,817,931)	$(1,544,362)

Net loss per common share - Basic and diluted	$(0.10)	$(0.06)

Weighted average common shares outstanding - Basic and diluted	28,272,655	24,360,864

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount

Balance, June 30, 2010	—	$—	28,272,655	$28,273	$14,567,349	$(13,519,492)	$1,076,130

Share-based compensation	—	—	—	—	408,767	—	408,767

Warrants issued for services	—	—	—	—	488,557	—	488,557

Net loss	—	—	—	—	—	(2,817,931)	(2,817,931)

Balance, September 30, 2010	—	$—	28,272,655	$28,273	$15,464,673	$(16,337,423)	$(844,477)

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended September 30,

	2010	2009

Cash flows used in operating activities:

Net loss	$(2,817,931)	$(1,544,362)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in the fair value of derivative instrument liability	1,441,392	982,571
Depreciation and amortization	92,870	78,436
Share-based compensation	408,767	14,303
Warrants issued for services	255,907	25,600

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable	(8,130)	3,927
Increase in prepaid expenses and other current assets	(52,154)	(54,355)
Increase in accounts payable	153,518	571,433
Decrease in accrued expenses	(468)	(336,990)

Net cash used in operating activities	(526,229)	(259,437)

Cash flows used in investing activities - Additions to intangible assets	(69,877)	(209,863)

Cash flows provided by financing activities - Proceeds from sale of common stock and warrants, net of expenses	—	2,807,051

Net increase (decrease) in cash	(596,106)	2,337,751

Cash - Beginning of period	909,932	1,039,244

Cash - End of period	$313,826	$3,376,995

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$—	$20

Supplemental disclosures of non-cash operating, investing, and financing activities:

Cumulative effect of a change in accounting principle - Adoption of ASC 815-40	$—	$199,389

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1)	Business

iBio, Inc. (the “Company”) is a biotechnology company focused on commercializing its proprietary technology, the iBioLaunch™ platform, for the production of biologics including vaccines and therapeutic proteins. The Company’s strategy is to utilize its technology for development and manufacture of its own product candidates and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low cost, high quality biologics manufacturing systems. The Company’s near-term focus is to establish business arrangements for use of its technology by licensees for the development and production of products for both therapeutic and vaccine uses. Vaccine candidates presently being advanced on the Company’s proprietary platform are applicable to newly emerging strains of H1N1 swine-like influenza and H5N1 for avian influenza.

2)	Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2010 and the related statements of operations and cash flows for the interim period then ended. The balance sheet amounts as of June 30, 2010 were derived from audited financial statements. The Company’s independent registered public accounting firm included an explanatory paragraph in its opinion upon those financial statements relating to the Company’s ability to continue as a going concern. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2010.

These financial statements were prepared under the assumption that the Company will continue as a going concern. The ability to do so is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures, and/or generate revenue. These financial statements do not include any adjustments that might result from the outcome of that uncertainty.

On October 27, 2010 and November 5, 2010, the Company raised a gross amount of $7 million through the issuance of common stock and warrants as more fully described in Note 9. Net proceeds from that offering plus current cash and working capital resources are expected to support the Company’s activities through the end of calendar 2011. The Company plans to fund its development and commercialization activities during calendar 2012 and beyond through licensing arrangements and/or the sale of equity securities. The Company cannot be certain that such funding will be available on acceptable terms, or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, or products that the Company would otherwise seek to develop or commercialize itself.

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

The Company’s accounting policies are described in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2010.

Management reviews its estimates on a continual basis utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

4)	Earnings Per Share

Basic and diluted net loss per common share was determined by dividing the net loss by the weighted average common shares outstanding during the three months ended September 30, 2010 and 2009. Basic and diluted weighted average common shares outstanding were the same since the effect of including common shares issuable pursuant to the exercise of the stock options and warrants in diluted weighted average common shares outstanding would have been anti-dilutive.

The following table summarizes the number of common shares excluded from the calculation of weighted average common shares outstanding for the three months ended September 30, 2010 and 2009:

	2010	2009

Stock options	3,030,000	1,460,000
Warrants	3,885,811	3,065,811

Total	6,915,811	4,525,811

5)	Derivative Financial Instruments

Introduction:

Effective July 1, 2009, generally accepted accounting principles required that the warrants issued by the Company in connection with an August 2008 financing be considered derivative instruments and that the Company report an estimated fair value of such warrants as a liability as of each balance sheet date and the change in that liability as non-cash income or expense in the statement of operations for the related reporting period.

The Company uses the Black-Scholes option pricing model to estimate its derivative instrument liability which requires several assumptions. This model is particularly sensitive to the assumed volatility in the price of the Company’s common stock and the actual price of the Company’s common stock as of each balance sheet date. Increases in the assumed volatility or the actual price of the Company’s common stock has the effect of estimating a higher value for such warrants, which results in a larger estimated derivative liability on the balance sheet and a larger non-cash expense in the statement of operations.

Thus, for example, the accounting guidance applicable to these warrants requires that the Company (assuming all inputs to the Black-Scholes model, other than the Company’s stock price, remain constant) record non-cash expense when the Company’s stock price is rising and record non-cash income when the Company’s stock price is falling.

Detail Discussion:

Effective July 1, 2009, the Company adopted guidance in ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. The applicable provisions of this guidance require that:

a)

Warrants issued by the Company in an August 2008 financing transaction (containing downside ratchet provisions and which were previously accounted for as equity instruments in accordance with generally accepted accounting principles in effect through June 30, 2009) must be considered and accounted for as derivative instruments effective July 1, 2009 and the related estimated fair value reported as a liability as of each balance sheet date; and

b)

Such derivative instruments must be marked-to-market as of each balance sheet date and the change in the reported estimated fair value of such instruments be recorded as non-cash income or expense in the statement of operations.

In accordance with this guidance, the Company estimated the fair value of these instruments to be $199,389 as of July 1, 2009 and established a derivative instrument liability in that amount by recording reductions of $1,442,785 in additional paid-in capital and $1,243,396 in accumulated deficit. The effect of this adjustment was presented as a cumulative effect of change in an accounting principle during the period ended September 30, 2009.

The estimated fair value of this derivative liability was $3,155,476 and $1,714,084, as of September 30, 2010 and June 30, 2010, respectively. The related increases of $1,441,392 and $982,571 during the three months ended September 30, 2010 and 2009, respectively, were reported as non-cash expense in our condensed statement of operations as a component of other income (expense).

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

The assumptions made in calculating the fair value of these derivative instruments as of September 30, 2010 and 2009 were as follows:

	2010	2009

Risk free interest rate	0.6%	1.9%
Dividend yield	Zero	Zero
Volatility	98%	80%
Expected term (in years)	2.9	3.9

6)	Share Based Payments

The Company accounts for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award. Options and warrants granted consultants and other non-employees are adjusted to fair value at the end of each reporting period until they vest.

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

Assumptions made in calculating the fair value of options and warrants issued during the three months ended September 30, 2010 and 2009 were as follows:

	2010	2009

Risk free interest rate	1.3% to 1.9%	2.3% to 3.4%
Dividend yield	Zero	Zero
Volatility	98%	80%
Expected term (in years)	1.3 to 6.5	2.5 to 6.0

a)	Stock Options

Share based compensation expense for stock options for the three months ended September 30, 2010 and 2009 was recorded in the statement of operations as follows:

	2010	2009

Research and development	$88,068	$—
General and administrative	320,699	14,303

Total	$408,767	$14,303

On July 14, 2010 and August 16, 2010, the Company issued options to employees to purchase 130,000 shares of common stock for a ten year period. These options vest one-third upon the date of issuance and ratably over the following two anniversary dates and have exercise prices ranging from $1.38 to $1.73 per share. The Company estimated the fair value of these options to be $136,240 as of the grant dates and is recording such expense ratably over the vesting periods.

On August 16, 2010, the Company issued options to officers to purchase 600,000 shares of common stock for a ten year period. These options vest twenty percent upon the date of issuance and ratably over the following four anniversary dates and have an exercise price of $1.73 per share. The Company estimated the fair value of these options to be $766,200 as of the grant date and is recording such expense ratably over the vesting period.

On August 16, 2010, the Company issued options to Directors to purchase 90,000 shares of common stock for a ten year period. These options vest one-third upon the date of issuance and ratably over the following two anniversary dates and have an exercise price of $1.73 per share. The Company estimated the fair value of these options to be $111,420 as of the grant date and is recording such expense ratably over the vesting period.

A summary of the changes in options outstanding during the three month period ended September 30, 2010 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2010	2,210,000	$0.20-$1.05	$0.58
Granted	820,000	$1.38-$1.73	$1.69
Exercised	—	—	—	—	—
Terminated	—	—	—	—	—
Outstanding and expected to vest at September 30, 2010	3,030,000	$0.20-$1.73	$0.88	9.2	$4,063,900

Options exercisable at September 30, 2010	546,666	$0.20-$1.73	$0.86	9.1	$742,866

The weighted average fair value of options granted during the three months ended September 30, 2010 and 2009 was $1.31 and $0.48, respectively.

The unrecognized share-based compensation cost related to non-vested options as of September 30, 2010 was $1,754,190 as measured utilizing the value as of the date of grant. These costs are expected to be recognized over a weighted-average period of approximately 3.4 years. The total fair value of shares vested during the three months ended September 30, 2010 and 2009 as measured utilizing the value as of the date of grant was $298,573 and zero, respectively.

In accordance with applicable accounting guidance, the Company records the estimated fair value of options issued to consultants and other non-employees as of each balance sheet date until such options are vested. Until that date, the change in that liability is recorded in the statement of operations for the related reporting period.

b)	Warrants

Share based compensation expense for warrants for the three months ended September 30, 2010 and 2009 was recorded in the statement of operations as follows:

	2010	2009

Research and development	$—	$—
General and administrative	255,907	19,600

Total	$255,907	$19,600

On July 1, 2010, the Company issued warrants to a professional services firm to purchase 300,000 shares of common stock for a five-year period. This warrant was 100% vested upon issuance and has an exercise price of $1.40 per share. The related service contract is for a two year period. The Company estimated the fair value of these options to be $310,200 as of the grant date and accounted for that issuance with an increase to additional paid-in capital and a corresponding increase to prepaid expense. The Company is amortizing such costs ratably over the one year period of the service contract and the balance in prepaid expenses as of September 30, 2010 is $232,650.

On July 13, 2010, the Company issued warrants to a financial advisory firm to purchase 500,000 shares of common stock for a five year period. The related service contract is for a two year period. This warrant vests ratably on a monthly basis over the twenty-four month period beginning with the month of issuance and has an exercise price of $1.10 per share. The Company estimated the fair value of these options to be $512,000 as of the grant date and subsequently adjusts them to fair value at the end of each reporting period until such warrants vest, and the fair value of such instruments, as adjusted, is ratably expensed over the twenty-four month vesting period.

A summary of the changes in warrants outstanding during the three months ended September 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2010	3,085,311	$2.88
Granted	800,000	$1.21
Exercised	—	—	—	—
Terminated	—	—	—	—
Outstanding and expected to vest at September 30, 2010	3,885,311	$2.56	3.4	$1,410,822

Warrants exercisable at September 30, 2010	3,435,811	$2.72	3.2	$905,822

During the three months ended September 30, 2010, additions to additional paid-in capital for warrants issued for services exceeded the expense for warrants issued for services by $232,650. On July 1, 2010 the Company issued warrants to a professional services firm. The warrants were 100% vested upon issuance. The Company is amortizing the value of such warrants over the one year contract period and has recorded a prepaid expense of $232,650 as of September 30, 2010.

7)	Related Party Transactions

The Company’s Chief Scientific Officer simultaneously serves as Executive Director of the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (FhCMB), which performs research and development activities on behalf of the Company as further described in Note 8.

8)	Commitment

The Company and FhCMB have an agreement whereby FhCMB performs research and development activities on behalf of the Company. In that connection, the Company has the commitment to make payments of $1 million each April and November beginning November 2009 through April 2014 for an aggregate of $10 million to FhCMB for services to further develop the Company’s proprietary technology and product candidates. Such payments are initially recorded as prepaid expenses and then expensed as agreed-upon services are performed by FhCMB. The second installment due in April 2010 was not paid until October 2010. Consequently, this amount is included in accounts payable at September 30 and June 30, 2010. The agreement also provides for certain annual minimum royalty payments through 2023.

9)	Subsequent Event

On October 27, 2010 and November 5, 2010, the Company raised $7,065,000 through the sale of 3,532,500 shares of common stock at $2.00 per share pursuant to a Securities Purchase Agreement with certain investors. Additionally, each investor was issued a five-year warrant to purchase the same number shares of common stock of the Company purchased by such investor at a cash exercise price of $2.20 per share. The Placement Agent was paid a cash fee equal to seven percent of the aggregate gross proceeds from the Offering and was issued five-year warrants to purchase 226,986 shares of the Company’s common stock at an average exercise price of $2.18. The Company received $6,570,000 in net proceeds from that transaction.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” on page 1 of this Report for additional factors relating to such statements. The following discussion should also be read in conjunction with the Condensed Financial Statements of the Company and Notes thereto included elsewhere herein and the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

In order to attract appropriate licensees and increase the value of our share of such intended contractual arrangements, we engaged the Center for Molecular Biology of Fraunhofer USA, Inc. (“FhCMB”) in 2003 to perform research and development activities to apply the platform to create our first product candidate. We selected a plant-based influenza vaccine for human use as the product candidate to exemplify the value of the platform. Based on research conducted by FhCMB, our proprietary technology is applicable to the production of vaccines for any strain of influenza including the newly-emerged strains of H1N1 swine-like influenza.

In connection with its research and development activities, FhCMB agreed to use its best efforts to obtain grants from governmental and non-governmental entities to fund additional development of our proprietary plant-based technology. Consequently, in addition to the funding we have provided, FhCMB has received funding from the Bill & Melinda Gates Foundation for development of various vaccines based upon our proprietary technology including an experimental vaccine for H5N1 avian influenza. One of these vaccine candidates began a Phase 1 clinical trial during September 2010.

These financial statements were prepared under the assumption that we will continue as a going concern. Our ability to do so is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures, and/or generate revenue. These financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Current cash and working capital resources, including funds recently received from the sale of equity securities, are expected to support our activities through the end of calendar 2011. We plan to fund our development and commercialization activities during calendar 2012 and beyond through licensing arrangements and/or the sale of equity securities as more fully described in the Liquidity and Capital Resources section in the following paragraphs.

Liquidity and Capital Resources

We had cash of $314,000 at September 30, 2010 compared to $910,000 at June 30, 2010. This decrease of $596,000 was due to the use of $526,000 and $70,000 related to operating activities and investing activities, respectively, during that period. We had negative working capital of $4,726,000 at September 30, 2010. The calculation of this working capital amount is net of the derivative instrument liability of $3,155,000 as of that date.

On October 27, 2010 and November 5, 2010, the Company raised a gross amount of $7 million through the issuance of common stock and warrants as more fully described in Note 9 to the financial statements. Net proceeds from that offering plus current cash and working capital resources are expected to support the Company’s activities through the end of calendar 2011.

We plan to fund our development and commercialization activities during the balance of calendar 2012 and beyond through licensing arrangements and/or the sale of equity securities. We cannot be certain that such funding will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize ourselves.

Critical Accounting Policies

The following accounting policies are critical in fully understanding and evaluating our financial statements:

a)	Valuation and recovery of intangible assets;
b)	Stock-based compensation; and
c)	Valuation of derivative instruments.

The Company’s accounting policies are described in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K for the year ended June 30, 2010.

Results of Operations

For the three months ended September 30, 2010 versus September 30, 2009

Sales and cost of goods sold for the three months ended September 30, 2010 and 2009 were zero as we have yet to generate revenues from our technology. We are aggressively pursuing our stated business strategy which includes a near-term focus to establish business arrangements for use of our technology by licensees for the development and production of products for both therapeutic and vaccine uses. We believe the infusion of capital in late October/early November of 2010 provides the resources for this endeavor.

Research and development expense for the three months ended September 30, 2010 was $158,000 compared to $104,000 for the comparable period in 2009. This increase of $54,000, or 51%, was due to personnel costs related to the expansion of our research and product development capabilities.

Specifically, we have hired a Chief Scientific Officer and a Senior Vice President of Business Development who are active in the execution of the business strategy described in the preceding paragraph. These individuals have replaced several laboratory employees who are now full time employees of FhCMB. The overall net increase of $54,000 is attributable to an $88,000 increase in stock based compensation expense related to equity incentives for those individuals. Stock based compensation expense does not require the disbursement of cash. Rather, it is an estimate of the value of stock options and other equity incentives provided to employees, directors, and third parties to align their interests with ours. Our actual cash disbursements for all other research and development activities were $35,000 lower compared to the prior period due to reductions in the use of external consultants.

We will be carefully managing our financial resources over the next several quarters and only incur additional research and development expenses when there is a high probability that it will directly benefit of stated business strategy.

General and administrative expense for the three months ended September 30, 2010 was $1,213,000 compared to $468,000 for the comparable period in 2009. This increase of $745,000, or 159%, was primarily due to an increase of $395,000 in stock based compensation expense for management and various vendors providing financial advisory and investor relations services, an increase of $59,000 in invoiced financial advisory and investor relation services, an increase of $26,000 in patent management costs, and $25,000 in public company related costs. All other costs were generally comparable. As previously indicated, stock based compensation expense does not require the disbursement of cash. Rather, it is an estimate of the value of stock options and other equity incentives provided to employees, directors, and third parties to align their interests with ours. Increases in the other areas mentioned above reflect the unavoidable costs of being a publicly-held entity and managing an intellectual property portfolio which is critical to the operations of the Company. However, we expect them to be manageable during the next several quarters and will only selectively increase them to develop necessary infrastructure for the operations of our Company.

Other income (expense) for the three months ended September 30, 2010 was a net expense of $1,447,000 compared to a net expense of $971,000 the comparable period in 2009. This change consisted of the following:

	2010	2009

Interest income	$1,000	$3,000
Royalty income	6,000	9,000
Interest expense	(13,000)	—
Change in the fair value of derivative instrument liability	(1,441,000)	(983,000)

Total	$(1,447,000)	$(971,000)

a)	Interest income was lower is due to smaller average cash balances on hand during the three months ended September 30, 2010 compared to the prior period.

b)	Royalty income is dependent upon net sales of products employing our licensed technology and will vary from quarter to quarter.

c)	Interest expense for 2010 is directly attributable to interest charges accrued on balances due to FhCMB during the three months ended September 30, 2010.

d)

The change in the fair value of derivative financial instruments is recorded in accordance with the guidance in ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” which became effective for the Company on July 1, 2009.

The accounting guidance applicable to these warrants requires the Company, (assuming all other inputs to the Black-Scholes model remain constant), to record a non-cash expense when the Company’s stock price is rising and record non-cash income when the Company’s stock price is falling. The estimated fair value of this derivative liability increased from $1,714,000 at June 30, 2010 to $3,155,000 at September 30, 2010 primarily as a result of an increase in our stock price from $1.38 to $2.22 during that same period. The resulting change of $1,441,000 has been reported as non-cash expense in our condensed statement of operations as a component of other income (expense) and has no effect upon our operating cash flow.

Similar circumstances occurred during the three months ended September 30, 2009 which resulted in a non-cash expense of $982,000 relating to that period.

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

Income tax expense for the three months ended September 30, 2010 and 2009 reflects estimates for the minimum amounts of state income taxes due in states where we are required to file income tax returns. Our deferred tax assets resulting from our net operating losses are fully reserved in a valuation allowance account since it is more likely than not that such assets will not be realized.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A	RISK FACTORS

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2010, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Current economic conditions may cause a decline in business spending which could adversely affect our business and financial performance.

Our operating results are impacted by the health of the international business community. Our business and financial performance, including collection of our accounts receivable and recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, and recession.

Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the United States.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 5, 2010, iBio, Inc. completed the second closing (the “Second Closing”) of the private offering (the “Offering”) of our securities pursuant to a Securities Purchase Agreement with certain investors. The first closing of the Offering was reported by us on a Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on October 29, 2010. In the Second Closing, the investors purchased an aggregate of 500,000 shares of our common stock at a purchase price of $2.00 per share. Each investor was issued a five-year warrant to purchase the same number shares of our common stock purchased by such investor at a cash exercise price of $2.20 per share (the “Warrants”). We received approximately $930,000 in net proceeds in the Second Closing.

We agreed pursuant to the terms of a Registration Rights Agreement with the investors to (i) file a shelf registration statement with respect to the resale of shares of the common stock sold to the investors and shares of common stock underlying the Warrants with the Commission within 30 days after the final closing date of the Offering; (ii) have the shelf registration statement declared effective by the Commission within 90 days (subject to adjustment) of such final closing date; and (iii) use our reasonable best efforts to keep the shelf registration statement effective until the earlier of the time when all shares registered thereunder have been sold or the shares covered by the shelf registration statement may be sold without volume restrictions pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).

In connection with the Offering, on October 27, 2010, we entered into a Placement Agent Agreement (the “Placement Agent Agreement”) with Noble Financial Capital Markets (the “Placement Agent”), pursuant to which the Placement Agent agreed to act as our exclusive placement agent for the Offering and sell a minimum of $6,000,000 and a maximum of $8,000,000 of securities. The Placement Agent agreed to use its best efforts to arrange for the sale of all of the securities being offered in the Offering. The Offering is continuing until November 26, 2010, unless the maximum is sold prior to that date.

The Placement Agent was paid a cash fee equal to seven percent of the aggregate gross proceeds from the Second Closing and was issued a five-year warrant to purchase 30,435 shares of the Company’s common stock at an exercise price of $2.30, the closing price of our common stock on the OTC Bulletin Board on November 5, 2010.

Copies of the forms of Warrant, Securities Purchase Agreement, Registration Rights Agreement and Placement Agent Agreement are attached hereto as Exhibits 4.1, 10.1, 10.2 and 10.3, respectively, and are incorporated herein by reference. The foregoing summary descriptions of the definitive agreements are qualified in their entirety by reference to the full texts of each of such exhibits.

The securities sold in the Offering have not been registered under the Securities Act and were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

Item 3	DEFAULTS UPON SENIOR SECURITIES

None.

Item 5	OTHER INFORMATION

None.

Item 6	EXHIBITS

Exhibit Number

4.1	Form of Warrant to Purchase Common Stock of iBio, Inc. for each Investor
10.1	Form of Securities Purchase Agreement of iBio, Inc. for each Investor
10.2	Form of Registration Rights Agreement of iBio, Inc. for each Investor
10.3	Placement Agent Agreement, dated as of October 27, 2010, between iBio, Inc. and Noble Financial Capital Markets

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.

Date: November 15, 2010	By:	/s/ Robert B. Kay

Robert B. Kay,
Chief Executive Officer

Date: November 15, 2010	By:	/s/ Frederick Larcombe

Frederick Larcombe,
Chief Financial Officer