Form 10-K/A
period 2010-06-30
iBio, Inc.
filed 2010-11-24
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A
Amendment No. 1

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

FORM 10-K/A ANNUAL REPORT

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K/A may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of iBio, Inc. (the “Company”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors including, among others, changes in general economic and business conditions; loss of market share through competition; introduction of competing products by other companies; the timing of regulatory approval and the introduction of new products by the Company; changes in industry capacity; pressure on prices from competition or from purchasers of the Company’s products; regulatory obstacles to the introduction of new technologies or products that are important to the Company; availability of qualified personnel; the loss of any significant customers or suppliers; and other factors both referenced and not referenced in this Report. Statements that are not historical fact are forward-looking statements. Forward looking-statements can be identified, by among other things, the use of forward-looking language, such as the words “plan”, “believe”, “expect”, “anticipate”, “intend”, “estimate”, “project”, “may”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. The Company cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company include, but are not limited to, the risks and uncertainties affecting their businesses described in Item 1A of this Annual Report on Form 10-K/A and in other securities filings by the Company.

Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements. The Company’s future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The forward-looking statements contained in this Annual Report on Form 10-K/A are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 2010 reflects the following revisions related to a financing transaction which was completed in November 2010:

a)	Amendment of certain Risk Factors contained in Part I, Item IA, Risks Relating to our Common Stock;

b)	Amendment of the discussion concerning liquidity and capital resources in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

c)	Amendment to Footnote #12b to the Financial Statements, Subsequent Events; and

d)

Inclusion of a revised audit opinion of J.H. Cohn LLP, our Registered Independent Public Accounting Firm, for the year ended June 30, 2010 which has been amended to remove the modifying language previously included.

The balance of this Report speaks as of the original filing date of our Report on Form 10-K for the fiscal year ended June 30, 2010 and has not been modified to reflect any other events occurring subsequent to that date.

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

We believe that our existing cash resources, along with our $8.0 million private placement of common stock that closed in November 2010, as described herein, will be sufficient to meet our projected operating requirements through the balance of calendar 2011. Our future funding requirements will depend on many factors, including:

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

Risks Relating to our Common Stock

We have a history of losses and may not be able to generate sufficient revenue and/or obtain adequate amounts of financing in the future to support operations and/or achieve profitability.

We have incurred losses since inception. To date, our expenses have primarily consisted of research and development and general and administrative expenses related to the development and commercialization of our proprietary technology. Our financial statements have been prepared assuming that we will continue as a going concern.

We intend to continue to finance the development and commercialization of our proprietary technology through revenue generated from licensing fees and services provided to our clients and collaborators and/or raise additional funds.

If we are unable to generate revenues and/or raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize ourselves and/or cease operations.

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

In November, 2010, the Company completed a private offering of its securities wherein investors purchased 4,000,000 shares of common stock of the Company at a purchase price of $2.00 per share for total gross proceeds of $8,000,000. The Company received approximately $7,460,000 in net proceeds from this Offering.

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

/s/ J. H. Cohn LLP

Eatontown, New Jersey
October 13, 2010, except for the matters discussed in Note 12b, as to which the date is November 22, 2010.

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

These financial statements were prepared under the assumption that the Company will continue as a going concern. As discussed in Note 12b, Subsequent Events, in November 2010 the Company completed a private offering of its securities and received approximately $7,460,000 in net proceeds. With this capital, the Company has sufficient cash to continue operations through fiscal 2011.

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

12)	Subsequent Events

a)	Issuance of options and warrants:

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

b)	Sale of securities:

Through November 22, 2010, the Company completed a private offering of its securities wherein investors purchased 4,000,000 shares of common stock of the Company at a purchase price of $2.00 per share for total gross proceeds of $8,000,000. Terms of the offering include provisions for the Company to register such securities and use reasonable efforts to maintain the effectiveness of such registration. If the Company does not comply with such terms as defined in the offering documents, it shall pay to the investors 1% of the gross proceeds raised in this offering each month during any period of non-compliance up to a maximum of 6%. Each investor was issued a five-year warrant to purchase the same number shares of common stock of the Company purchased by such investor at an average cash exercise price of $2.20 per share. The Company received approximately $7,460,000 in net proceeds from this Offering. In connection with this offering, the Company paid a cash fee of $530,000 and issued five-year warrants to purchase 248,802 shares of the Company’s common stock at a weighted average exercise price of $2.25 to a placement agent.