Form 10-Q
period 2010-12-31
iBio, Inc.
filed 2011-02-14
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at February 11, 2011

Common Stock, $0.001 par value	32,362,254 Shares

iBio, Inc.
FORM 10-Q
For the Six Month Period Ended December 31, 2010

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

iBio, Inc. (the “Company”) cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its business described in Item 1A of the Company’s Annual Report filed on Form 10-K for the year ended June 30, 2010 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements, which are subject to change and inherent risks and uncertainties.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

iBio, Inc.
Condensed Balance Sheets

	December 31, 2010 (Unaudited)	June 30, 2010 (Note 2)

Assets

Current assets:

Cash	$5,768,766	$909,932
Accounts receivable	60,274	47,460
Prepaid expenses and other current assets	724,532	68,150

Total current assets	6,553,572	1,025,542

Fixed assets, net	9,136	11,050

Intangible assets, net	3,853,560	3,893,653

Total assets	$10,416,268	$4,930,245

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$1,970,127	$2,007,166
Accrued expenses	276,100	132,865
Derivative instrument liability	5,994,703	1,714,084

Total liabilities	8,240,930	3,854,115

Commitments and contingencies

Stockholders’ equity (deficit):

Preferred stock, no par value, 1,000,000 shares authorized, no shares outstanding	—	—

Common stock, $0.001 par value, 100,000,000 shares authorized, 32,292,254 and 28,272,655 issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	36,293	28,273

Additional paid-in capital	23,186,929	14,567,349

Accumulated deficit	(21,047,884)	(13,519,492)

Total stockholders’ equity	2,175,338	1,076,130

Total liabilities and stockholders’ equity	$10,416,268	$4,930,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,

	2010	2009	2010	2009

Sales	$—	$—	$—	$—

Cost of goods sold	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:

Research and development	619,536	254,172	777,079	358,384
General and administrative	1,245,180	502,783	2,457,844	970,990

Total operating expenses	1,864,716	756,955	3,234,923	1,329,374

Operating loss	(1,864,716)	(756,955)	(3,234,923)	(1,329,374)

Other income (expense):

Interest income	3,502	5,919	4,197	8,017
Interest expense	(12,926)	—	(26,051)	—
Royalty income	3,506	3,824	10,204	12,954
Change in the fair value of derivative instrument liability	(2,839,227)	441,141	(4,280,619)	(541,430)

Other income (expense)	(2,845,145)	450,884	(4,292,269)	(520,459)

Loss before income taxes	(4,709,861)	(306,071)	(7,527,192)	(1,849,833)

Income tax expense	600	600	1,200	1,200

Net loss	$(4,710,461)	$(306,671)	$(7,528,392)	$(1,851,033)

Net loss per common share - Basic and diluted	$(0.15)	$(0.01)	$(0.25)	$(0.07)

Weighted average common shares outstanding - Basic and diluted	30,926,018	28,272,655	29,599,336	26,349,341

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statement of Stockholders’ Equity (Deficit)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

	Shares	Amount	Shares	Amount

Balance, June 30, 2010	—	$—	28,272,655	$28,273	$14,567,349	$(13,519,492)	$1,076,130

Issuance of common stock and warrants for cash at $2.00 per unit, net of expenses			4,000,000	8,000	7,227,644		7,235,644

Issuance of common stock in accordance with anti-dilution provisions of the August 2008 financing	—	—	19,599	20	(20)	—	—

Share-based compensation	—	—	—	—	699,077	—	699,077

Warrants issued for services	—	—	—	—	692,879	—	692,879

Net loss	—	—	—	—	—	(7,528,392)	(7,528,392)

Balance, December 31, 2010	—	$—	32,292,254	$36,293	$23,186,929	$(21,047,884)	$2,175,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended December 31,

	2010	2009

Cash flows used in operating activities:

Net loss	$(7,528,392)	$(1,851,033)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in the fair value of derivative instrument liability	4,280,619	541,430
Depreciation and amortization	187,587	161,542
Share-based compensation	699,077	44,379
Warrants issued for services	692,879	26,512
Recognition of expense for research and development milestone liability		250,000

Changes in operating assets and liabilities:

(Increase) decrease in accounts receivable	(12,814)	194,550
(Increase) decrease in prepaid expenses and other current assets	(656,382)	(27,547)
Increase (decrease) in accounts payable	(37,039)	498,082
Increase (decrease) in accrued expenses	143,235	(325,218)

Net cash used in operating activities	(2,231,230)	(487,303)

Cash flows (used in) investing activities - Additions to intangible assets	(145,580)	(348,399)

Cash flows from financing activities - Proceeds from sale of common stock and warrants, net of expenses	7,235,644	2,797,474

Net increase in cash	4,858,834	1,961,772

Cash - Beginning of period	909,932	1,039,244

Cash - End of period	$5,768,766	$3,001,016

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$13,000	$—

Income taxes	$1,200	$—

Supplemental disclosures of non-cash investing and financing activities:

Cumulative effect of a change in accounting principle - Adoption of ASC 815-40	$—	$199,389

Issuance of common stock in accordance with anti-dilution provisions of the August 2008 financing	$20	$300

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

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2010 and the related statements of operations and cash flows for the interim period then ended. The balance sheet amounts as of June 30, 2010 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended June 30, 2010.

As more fully described in Note 9, during October and November 2010, the Company raised a gross amount of $8 million through the issuance of common stock and warrants. Net proceeds from that offering plus current cash and working capital resources are expected to support the Company’s activities through the end of calendar 2011. The Company plans to fund its development and commercialization activities during calendar 2012 and beyond through licensing arrangements and/or the sale of equity securities. The Company cannot be certain that such funding will be available on acceptable terms, or be available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, or products that the Company would otherwise seek to develop or commercialize itself.

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

Basic and diluted net loss per common share was determined by dividing the net loss by the weighted average common shares outstanding during the three and six months ended December 31, 2010 and 2009. Basic and diluted weighted average common shares outstanding were the same since the effect of including common shares issuable pursuant to the exercise of the stock options and warrants in diluted weighted average common shares outstanding would have been anti-dilutive.

The following table summarizes the number of common shares excluded from the calculation of weighted average common shares outstanding for the three and six months ended December 31, 2010 and 2009:

	Three months ended December 31,		Six months ended December 31,

	2010	2009	2010	2009

Stock options	3,090,000	1,460,000	3,090,000	1,460,000
Warrants	8,268,607	2,716,339	8,268,607	2,716,339

Total	11,358,607	4,176,339	11,358,607	4,176,339

5)	Derivative Financial Instruments

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

In accordance with this guidance, the Company estimated the fair value of these instruments to be $199,389 as of July 1, 2009 and established a derivative instrument liability in that amount by recording reductions of $1,442,785 in additional paid-in capital and $1,243,396 in accumulated deficit. The effect of this adjustment was presented as a cumulative effect of change in an accounting principle in the condensed statement of stockholders’ equity for the period ended September 30, 2009.

The estimated fair value of this derivative liability was $5,994,703 and $1,714,084, as of December 31, 2010 and June 30, 2010, respectively. The related increases/decreases in such liability during the three and six months ended December 31, 2010 and 2009, respectively, were reported as non-cash expenses/benefits in our condensed statement of operations as a component of other income (expense).

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

The assumptions made in calculating the fair value of these derivative instruments during the three and six months ended December 31, 2010 and 2009 were as follows:

	Three months ended December 31,		Six months ended December 31,

	2010	2009	2010	2009

Risk free interest rate	1.0%	2.3%	0.6% to 1.0%	1.9% to 2.3%
Dividend yield	Zero	Zero	Zero	Zero
Volatility	115%	80%	98% to 115%	80%
Expected term (in years)	2.7	3.7	2.7 to 2.9	3.7 to 3.9

6)	Share Based Payments

The Company accounts for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award. Options and warrants granted to consultants and other non-employees are recorded at fair value at the date of grant and subsequently adjusted to fair value at the end of each reporting period until they vest, and the fair value of those instruments, as adjusted, is ratably expensed over the related vesting period.

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of such instruments. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected volatility assumption was based upon the actual volatility of the Company’s common stock and the historical volatility of the common stock of comparable companies. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected term assumption for employee options was determined utilizing the simplified method provided in Staff Accounting Bulletin No. 107, Share-Based Payment, which averages an award’s vesting period with its contractual term. The expected term assumption for vendors’ options and warrants was determined using the contractual term of each award.

Assumptions made in calculating the fair value of options and warrants during the three and six months ended December 31, 2010 and 2009 were as follows:

	Three months ended December 31,		Six months ended December 31,

	2010	2009	2010	2009

Risk free interest rate	0.3% to 3.3%	1.9% to 2.0%	0.3% to 3.3	1.8% to 3.4%
Dividend yield	Zero	Zero	Zero	Zero
Volatility	115%	80%	98% to 115%	80%
Expected term (in years)	0.9 to 9.2	1.9 to 2.0	0.9 to 9.2	1.9 to 6.5

a)	Stock Options

Share based compensation expense for stock options for the three and six months ended December 30, 2010 and 2009 was recorded in the statement of operations as follows:

	Three months ended December 31,		Six months ended December 31,

	2010	2009	2010	2009

Research and development	$184,452	—	$272,520	—
General and administrative	105,858	$30,076	426,557	$44,379

Total	$290,310	$30,076	$699,077	$44,379

On July 14 and August 16, 2010, the Company issued options to employees to purchase 130,000 shares of common stock for a ten year period. These options vest one-third upon the date of issuance and ratably over the following two anniversary dates and have exercise prices ranging from $1.38 to $1.73 per share. The Company estimated the fair value of these options to be $136,240 as of the grant dates and is recording such expense ratably over the vesting periods.

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

On August 16, 2010, the Company issued options to directors to purchase 90,000 shares of common stock for a ten year period. These options vest one-third upon the date of issuance and ratably over the following two anniversary dates and have exercise price of $1.73 per share. The Company estimated the fair value of these options to be $111,420 as of the grant date and is recording such expense ratably over the vesting period.

On November 10, 2010, the Company issued options to an employee to purchase 100,000 shares of common stock for a ten year period. These options vest one-third upon the date of issuance and ratably over the following two anniversary dates and have an exercise price of $2.35 per share. The Company estimated the fair value of these options to be $194,700 as of the grant date and is recording such expense ratably over the vesting period.

On December 30, 2010, the Company issued options to an officer to purchase 1,000,000 shares of common stock for a ten year period. These options vest 50% on July 1, 2011 and 50% on July 1, 2012 and have an exercise price of $3.07 per share. The Company estimated the fair value of these options to be $2,524,000 as of the grant date and is recording such expense ratably over the vesting period.

A summary of the changes in options outstanding during the six month period ended December 31, 2010 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2010	2,210,000	$0.20-$1.05	$0.58
Granted	1,920,000	$1.38-$3.07	$2.44
Exercised	—	—	—	—	—
Terminated	—	—	—	—	—

Outstanding and expected to vest at December 31, 2010	4,130,000	$0.20-$3.07	$1.44	9.4	$7,083,100

Options exercisable at December 31, 2010	579,999	$0.20-$2.35	$0.95	9.4	$1,283,752

The weighted average fair value of options granted during the six months ended December 31, 2010 and 2009 was $1.99 and $0.43, respectively.

The unrecognized share-based compensation cost related to non-vested options as of December 31, 2010 was $4,437,991 as measured utilizing the value as of the date of grant. These costs are expected to be recognized over a weighted-average period of approximately 2.5 years. The total fair value of options vested during the six months ended December 31, 2010 and 2009 as measured utilizing the value as of the date of grant was $363,472 and zero, respectively.

In accordance with applicable accounting guidance, the Company records the estimated fair value of options issued to consultants and other non-employees as of each balance sheet date until such options are vested. Until that date, the change in that estimated fair value is recorded in the statement of operations for the related reporting period.

b)	Warrants

Share based compensation expense for warrants for the three and six months ended December 31, 2010 and 2009 was recorded in the statement of operations as follows:

	Three months ended December 31,		Six months ended December 31,

	2010	2009	2010	2009

General and administrative	$436,974	$912	$692,879	$26,512

On July 1, 2010, the Company issued a warrant to a professional services firm for the purchase of 300,000 shares of common stock for a five-year period. This warrant was 100% vested upon issuance and had an exercise price of $1.38 per share. The Company estimated the fair value of these warrants to be $310,200 as of the grant date and began amortizing such cost over the contract period. On November 24, 2010 in connection with the termination of that agreement, the original warrants were surrendered and the Company issued replacement warrants for the purchase of 75,000 shares of common stock under the same terms and conditions. The Company estimated the fair value of these replacement warrants to be $203,925 as of the grant date. The value of the replacement warrants exceeded the amount of expense recognized through November 24, 2010 related to the original warrants by $106,275 and that amount was immediately recorded as an expense.

On July 13, 2010, the Company issued a warrant to a financial advisory firm to purchase 500,000 shares of common stock for a five year period. The related service contract is for a two year period. This warrant vests ratably on a monthly basis over the twenty-four month period beginning with the month of issuance and has an exercise price of $1.10 per share. The Company estimated the fair value of this warrant to be $539,500 as of the grant date and subsequently adjusts it to fair value at the end of each reporting period until such warrants vest, and the fair value of such instruments, as adjusted, is ratably expensed over the twenty-four month vesting period.

Between October 27 and November 22, 2010, the Company issued 4,457,796 warrants in connection with the sale of common stock as further described in Note 9.

A summary of the changes in warrants outstanding during the six months ended December 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2010	3,085,811	$2.88
Granted	5,257,796	$2.07
Exercised	—	—	—	—
Terminated	(300,000)	$1.38	—	—

Outstanding and expected to vest at December 31, 2010	8,043,607	$2.36	3.7	$6,856,752

Warrants exercisable at December 31, 2010	7,663,307	$2.42	3.7	$6,073,952

7)	Related Party Transactions

The Company’s Chief Scientific Officer also serves as Executive Director of the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (FhCMB), which performs research and development activities on behalf of the Company as further described in Note 8.

8)	Commitment

The Company and FhCMB have an agreement whereby FhCMB performs research and development activities on behalf of the Company. In that connection, the Company has the commitment to make payments of $1 million each April and November beginning November 2009 through April 2014 for an aggregate of $10 million to FhCMB for services to further develop the Company’s proprietary technology and product candidates. Such payments are initially recorded as prepaid expenses and then expensed as agreed-upon services are performed by FhCMB. The Company included $667,000 and zero in prepaid expenses in this connection as of December 31 and June 30, 2010, respectively. The installment due in November 2010 was outstanding as of December 31, 2010 and the installment due in April 2010 was not paid until October 2010. Consequently, $1 million related to those balances is included in accounts payable at December 31 and June 30, 2010, respectively. The agreement also provides for certain annual minimum royalty payments through 2023.

9)	Sale of Securities

Between October 27 and November 22, 2010, the Company raised $8,000,000 through the sale of 4,000,000 shares of common stock at $2.00 per share pursuant to a Securities Purchase Agreement with certain investors. Additionally, each investor was issued a five-year warrant to purchase the same number shares of common stock of the Company purchased by such investor at a cash exercise price of $2.20 per share. The Placement Agent was paid a cash fee equal to seven percent of the aggregate gross proceeds from the Offering and was issued five-year warrants to purchase 249,324 shares of the Company’s common stock at exercise prices ranging from $2.16 to $2.30 per share. The Company received $7,235,644 in net proceeds from that transaction. Pursuant to the terms of this offering, the Company filed a registration statement on Form S-3 covering the shares issued in the private placement, including the shares issuable upon exercise of the investor warrants and the placement agent warrants, with the Securities and Exchange Commission (the “Commission”) on January 27, 2011. That filing is currently under review by the Commission.

Additionally, in connection with the sale of such securities, the Company:

a)

Issued 19,599 shares of common stock to the investors in the August 2008 financing in accordance with the anti-dilution provisions of that offering. The Company accounted for the issuances of those shares as a reduction of additional paid-in capital and an increase in common stock at the aggregate par value of $20; and

b)	Adjusted the warrant agreements with the investors in the August 2008 financing to provide for the purchase of an additional 133,472 shares of common stock and adjusted the exercise prices as follows:

i)	Warrants for the purchase of 1,350,073 at $2.78 per common share were revised to provide for the purchase of 1,400,449 at $2.68 per common share; and

ii)	Warrants for the purchase of 1,365,151 at $3.66 per common share were revised to provide for the purchase of 1,448,247 at $3.45 per common share.

The accounting for these warrants is described in Note 5.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” in the introduction of this Report for additional factors relating to such statements. The following discussion should also be read in conjunction with the Condensed Financial Statements of the Company and Notes thereto included elsewhere herein and the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

Liquidity and Capital Resources

We had cash of $5,769,000 at December 31, 2010 compared to $910,000 at June 30, 2010. This net increase of $4,859,000 consisted of:

$7,236,000	Received from the sale of common stock and warrants
(2,231,000)	Used in operating activities
(146,000)	Used in investment activities

$4,859,000	Net increase

We had negative working capital of $1,687,000 at December 31, 2010. The calculation of this working capital amount is net of the derivative instrument liability of $5,995,000 as of that date.

As more fully described in Note 9 to the financial statements, during October and November of 2010 we raised a gross amount of $8 million through the issuance of common stock and warrants. Cash on hand as of December 31, 2010 is expected to support our activities through the end of calendar 2011.

We plan to fund our development and commercialization activities for calendar 2012 and beyond through licensing arrangements and/or the sale of equity securities. We cannot be certain that such funding will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize ourselves.

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

Results of Operations

For the three months ended December 31, 2010 versus December 31, 2009

Sales and cost of goods sold for the three months ended December 31 2010 and 2009 were zero as we have yet to generate revenues from our technology. We are aggressively pursuing our stated business strategy which includes a near-term focus to establish business arrangements for use of our technology by licensees for the development and production of products for both therapeutic and vaccine uses.

Research and development expense for the three months ended December 31, 2010 was $620,000 compared to $254,000 for the comparable period in 2009. This increase of $366,000, or 144%, was primarily due to personnel costs related to the expansion of our research and product development capabilities.

Specifically, we have hired a Chief Scientific Officer and two other individuals who are active in the execution of the business strategy described in the preceding paragraph and have increased the level of research and development activities with FhCMB. Our personnel related expenses have increased from zero to $285,000 while FhCMB related expenses have increased by $83,000 to $333,000. The balance of the change in overall research and development expenses is attributable to less use of external consultants. Personnel related expenses include an increase of $185,000 related to stock-based compensation which does not require the disbursement of cash. Rather, it is an estimate of the value of stock options and other equity incentives provided to employees, directors, and third parties to align their interests with ours.

General and administrative expense for the three months ended December 31, 2010 was $1,245,000 compared to $502,000 for the comparable period in 2009. This increase of $743,000, or 148%, was primarily due to an increase of $512,000 in stock based compensation expense for management and various vendors providing financial advisory and investor relations services, an increase of $51,000 in invoiced financial advisory and investor relation services, $91,000 in public company related costs, and $50,000 in minimum royalties to FhCMB. All other costs were generally comparable. As previously indicated, stock based compensation expense does not require the disbursement of cash. Rather, it is an estimate of the value of stock options and other equity incentives provided to employees, directors, and third parties to align their interests with ours.

Other income (expense) for the three months ended December 31, 2010 was a net expense of $2,845,000 compared to a net benefit of $451,000 during the comparable period in 2009. Such amounts consisted of the following:

	2010	2009

Interest income	$4,000	$6,000
Royalty income	4,000	4,000
Interest expense	(14,000)	—
Benefit (expense) related to the change in the fair value of the derivative instrument liability	(2,839,000)	441,000

Total	$(2,845,000)	$451,000

a)	Interest income was lower primarily due to lower interest rates during the three months ended December 31, 2010 compared to the prior period.

b)	Royalty income is dependent upon net sales of products employing our licensed technology and will vary from quarter to quarter.

c)	Interest expense for 2010 is directly attributable to interest charges accrued on balances due to FhCMB during the three months ended December 31, 2010.

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

During the three months ended December 31, 2010, the estimated fair value of this derivative liability increased from $3,155,000 to $5,995,000 primarily as a result of an increase in our stock price from $2.22 to $3.16 during that period. The resulting change of $2,839,000 has been reported as non-cash expense in our condensed statement of operations as a component of other income (expense) for that period and had no effect upon our operating cash flow; and

During the three months ended December 31, 2009, the estimated fair value of this derivative liability decreased from $1,182,000 to $741,000 primarily as a result of a decrease in our stock price from $1.18 to $0.90 during that period. The resulting change of $441,000 has been reported as non-cash benefit in our condensed statement of operations as a component of other income (expense) for that period and had no effect upon our operating cash flow.

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

Income tax expense for the three months ended December 31, 2010 and 2009 reflects estimates for the minimum amounts of state income taxes due in states where we are required to file income tax returns. Our deferred tax assets resulting from our net operating losses are fully reserved in a valuation allowance account since it is more likely than not that such assets will not be realized.

For the six months ended December 31, 2010 versus December 31, 2009

Sales and cost of goods sold for the six months ended December 31 2010 and 2009 were zero as we have yet to generate revenues from our technology. We are aggressively pursuing our stated business strategy which includes a near-term focus to establish business arrangements for use of our technology by licensees for the development and production of products for both therapeutic and vaccine uses.

Research and development expense for the six months ended December 31, 2010 was $777,000 compared to $358,000 for the comparable period in 2009. This increase of $419,000, or 117%, was primarily due to personnel costs related to the expansion of our research and product development capabilities.

Specifically, we have hired a Chief Scientific Officer and two other individuals who are active in the execution of the business strategy described in the preceding paragraph. These individuals have replaced several laboratory employees who are now full time employees of FhCMB. Additionally, we have increased the level of research and development activities with FhCMB. Our personnel related expenses have increased by $375,000 to $438,000 while FhCMB related expenses have increased by $83,000 to $333,000. The remaining decrease of $39,000 in overall research and development expenses is attributable to less use of external consultants. Personnel related expenses include an increase of $273,000 related to stock-based compensation which does not require the disbursement of cash. Rather, it is an estimate of the value of stock options and other equity incentives provided to employees, directors, and third parties to align their interests with ours.

General and administrative expense for the six months ended December 31, 2010 was $2,458,000 compared to $971,000 for the comparable period in 2009. This increase of $1,487,000, or 153%, was primarily due to an increase of $1,049,000 in stock based compensation expense for management and various vendors providing financial advisory and investor relations services, an increase of $81,000 in invoiced financial advisory and investor relation services, an increase of $42,000 in patent management costs, $127,000 in public company related costs, and $100,000 in minimum royalties to FhCMB. All other costs were generally comparable. As previously indicated, stock based compensation expense does not require the disbursement of cash. Rather, it is an estimate of the value of stock options and other equity incentives provided to employees, directors, and third parties to align their interests with ours.

Other income (expense) for the six months ended December 31, 2010 was a net expense of $4,292,000 compared to a net expense of $520,000 the comparable period in 2009. This change consisted of the following:

	2010	2009

Interest income	$4,000	$8,000
Royalty income	10,000	13,000
Interest expense	(25,000)	—
Change in the fair value of derivative instrument liability	(4,281,000)	(541,000)

Total	$(4,292,000)	$(520,000)

a)	Interest income was lower primarily due to lower interest rates during the six months ended December 31, 2010 compared to the prior period.

b)	Royalty income is dependent upon net sales of products employing our licensed technology and will vary from quarter to quarter.

c)	Interest expense for 2010 is directly attributable to interest charges accrued on balances due to FhCMB during the six months ended December 31, 2010.

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

During the six months ended December 31, 2010, the estimated fair value of this derivative liability increased from $1,714,000 to $5,995,000 primarily as a result of an increase in our stock price from $1.38 to $3.16 during that period. The resulting change of $4,281,000 has been reported as non-cash expense in our condensed statement of operations as a component of other income (expense) for that period and had no effect upon our operating cash flow; and

During the six months ended December 31, 2009, the estimated fair value of this derivative liability increased from $199,000 to $741,000 primarily as a result of an increase in our stock price from $0.45 to $0.90 during that period. The resulting change of $541,000 has been reported as non-cash expense in our condensed statement of operations as a component of other income (expense) for that period and had no effect upon our operating cash flow.

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

Income tax expense for the six months ended December 31, 2010 and 2009 reflects estimates for the minimum amounts of state income taxes due in states where we are required to file income tax returns. Our deferred tax assets resulting from our net operating losses are fully reserved in a valuation allowance account since it is more likely than not that such assets will not be realized.

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

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A	RISK FACTORS

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2010 and our Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on January 27, 2011 could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in those filings do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

On November 22, 2010, iBio, Inc. completed the third and final closing (the “Third Closing”) of the private offering (the “Offering”) of our securities pursuant to a Securities Purchase Agreement with certain investors. The first closing of the Offering was reported by us on a Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on October 29, 2010 and the second closing of the Offering was reported by us on our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Commission on November 15, 2010. In the Third Closing, the investors purchased an aggregate of 467,500 shares of our common stock at a purchase price of $2.00 per share. Each investor was issued a five-year warrant to purchase the same number shares of our common stock purchased by such investor at a cash exercise price of $2.20 per share (the “Warrants”). We received $899,550 in net proceeds in the Third Closing.

We agreed pursuant to the terms of a Registration Rights Agreement with the investors to (i) file a shelf registration statement with respect to the resale of shares of the common stock sold to the investors and shares of common stock underlying the Warrants with the Commission within 30 days after the final closing date of the Offering; (ii) have the shelf registration statement declared effective by the Commission within 90 days (subject to adjustment) of such final closing date; and (iii) use our reasonable best efforts to keep the shelf registration statement effective until the earlier of the time when all shares registered thereunder have been sold or the shares covered by the shelf registration statement may be sold without volume restrictions pursuant to Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).We filed such registration statement on December 21, 2010 and amended it on January 27, 2011.

The Placement Agent for the Offering was paid a cash fee of $35,450 in connection with the Third Closing and was issued a five-year warrant to purchase 22,338 shares of the Company’s common stock at an exercise price of $2.93, the closing price of our common stock on the OTC Bulletin Board on November 22, 2010.

Copies of the transaction documents for the Offering were filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the Commission on November 15, 2010 and are incorporated herein by reference. The foregoing summary descriptions of the definitive agreements are qualified in their entirety by reference to the full texts of each of such exhibits.

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

iBio, Inc.

Date: February 14, 2011	By: /s/ Robert B. Kay

Robert B. Kay,
Chief Executive Officer

Date: February 14, 2011	By: /s/ Frederick Larcombe

Frederick Larcombe,
Chief Financial Officer