Form 10-Q
period 2011-03-31
iBio, Inc.
filed 2011-05-18
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 000-35023

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at May 12, 2011

Common Stock, $0.001 par value	32,382,095 Shares

iBio, Inc.
FORM 10-Q
For the Nine Month Period Ended March 31, 2011

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

iBio, Inc. (the “Company”) cautions investors that any forward-looking statements made by the Company are not guarantees or indicative of future performance. Important assumptions and other important factors that could cause actual results to differ materially from those forward-looking statements with respect to the Company, include, but are not limited to, the risks and uncertainties affecting its business described in Item 1A of the Company’s Annual Report filed on Form 10-K/A for the year ended June 30, 2010 and in registration statements and other securities filings by the Company. Although the Company believes that its plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, actual results could differ materially from a projection or assumption in any of its forward-looking statements, which are subject to change and inherent risks and uncertainties.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are made only as of the date hereof and the Company does not have or undertake any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless otherwise required by law.

PART I	FINANCIAL INFORMATION

Item 1	FINANCIAL STATEMENTS

iBio, Inc.
Condensed Balance Sheets

	March 31, 2011 (Unaudited)	June 30, 2010 (Note 2)

Assets
Current assets:

Cash	$3,836,142	$909,932
Prepaid expenses and other current assets	392,680	115,610

Total current assets	4,228,822	1,025,542

Fixed assets, net	8,179	11,050

Intangible assets, net	3,812,622	3,893,653

Total assets	$8,049,623	$4,930,245

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$1,101,593	$2,007,166
Accrued expenses	180,751	132,865
Derivative instrument liability	6,139,016	1,714,084

Total liabilities	7,421,360	3,854,115

Commitments and contingencies

Stockholders’ equity:

Preferred stock, no par value, 1,000,000 shares authorized, no shares outstanding	—	—

Common stock, $0.001 par value, 100,000,000 shares authorized, 32,382,095 and 28,272,655 issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	32,383	28,273

Additional paid-in capital	24,675,090	14,567,349

Accumulated deficit	(24,079,210)	(13,519,492)

Total stockholders’ equity	628,263	1,076,130

Total liabilities and stockholders’ equity	$8,049,623	$4,930,245

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,

	2011	2010	2011	2010

Revenues	$175,995	$—	$175,995	$—

Operating expenses:

Research and development	1,137,435	1,055,986	1,914,514	1,414,370
General and administrative	1,927,026	537,257	4,386,070	1,509,447

Total operating expenses	3,064,461	1,593,243	6,300,584	2,923,817

Operating loss	(2,888,466)	(1,593,243)	(6,124,589)	(2,923,817)

Other income (expense):

Interest income	4,989	3,189	9,186	11,206
Interest expense	(7,692)	—	(33,743)	—
Royalty income	4,156	4,160	14,360	17,114
Change in the fair value of derivative instrument liability	(144,313)	(58,385)	(4,424,932)	(599,815)

Other income (expense)	(142,860)	(51,036)	(4,435,129)	(571,495)

Net loss	$(3,031,326)	$(1,644,279)	$(10,559,718)	$(3,495,312)

Net loss per common share - Basic and diluted	$(0.09)	$(0.06)	$(0.35)	$(0.13)

Weighted average common shares outstanding - Basic and diluted	32,338,587	28,272,655	30,499,090	26,981,086

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statement of Stockholders’ Equity
(Unaudited)

	Preferred Stock		Common Stock
					Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance, June 30, 2010	—	$—	28,272,655	$28,273	$14,567,349	$(13,519,492)	$1,076,130

Issuance of common stock and warrants between October 27, 2010 and November 22, 2010 for cash at $2.00 per unit, net of expenses			4,000,000	4,000	7,231,644		7,235,644

Issuance of common stock between October 27, 2010 and November 22, 2010 in accordance with anti-dilution provisions of the August 2008 financing	—	—	19,599	20	(20)	—	—

Issuance of common stock in connection with exercise of warrants	—	—	89,841	90	129,910	—	130,000

Share-based compensation	—	—	—	—	1,756,545	—	1,756,545

Warrants issued for services	—	—	—	—	989,662	—	989,662

Net loss	—	—	—	—	—	(10,559,718)	(10,559,718)

Balance, March 31, 2011	—	$—	32,382,095	$32,383	$24,675,090	$(24,079,210)	$628,263

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,

	2011	2010
Operating activities:

Net loss	$(10,559,718)	$(3,495,312)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in the fair value of derivative instrument liability	4,424,932	599,815
Depreciation and amortization	283,703	248,354
Share-based compensation	1,756,545	82,983
Warrants issued for services	989,662	25,600

Changes in operating assets and liabilities:

(Increase) decrease in prepaid expenses and other current assets	(277,070)	171,301
Increase (decrease) in accounts payable	(905,573)	878,930
Increase (decrease) in accrued expenses	47,886	(341,462)

Net cash used in operating activities	(4,239,633)	(1,829,791)

Investing activities - Additions to intangible assets	(199,801)	(510,364)

Financing activities:

Proceeds from sale of common stock and warrants, net of expenses	7,235,644	2,795,887
Proceeds from the exercise of warrants	130,000	—

Net cash provided by financing activities	7,365,644	2,795,887

Net increase in cash	2,926,210	455,732

Cash - Beginning of period	909,932	1,039,244

Cash - End of period	$3,836,142	$1,494,976

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$13,000	$—

Supplemental disclosures of non-cash investing and financing activities:

Cumulative effect of a change in accounting principle - Adoption of ASC 815-40	$—	$199,389

Issuance of common stock in accordance with anti-dilution provisions of the August 2008 financing	$20	$300

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Notes to Condensed Financial Statements
(Unaudited)

1)	Business

iBio, Inc. (the “Company”) is a biotechnology company focused on commercializing its proprietary technology, the iBioLaunch™ platform, for the production of biologics including vaccines and therapeutic proteins. The Company’s strategy is to utilize its technology for development and manufacture of its own product candidates and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low cost, high quality biologics manufacturing systems. The Company’s near-term focus is to establish business arrangements for use of its technology by licensees for the development and production of products for both therapeutic and vaccine uses. Vaccine candidates presently being advanced on the Company’s proprietary platform are applicable to H1N1 swine-like influenza, H5N1 for avian influenza, malaria, and yellow fever.

2)	Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. However, in the opinion of management, the accompanying unaudited condensed financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2011 and the related statements of operations and cash flows for the interim period then ended. The balance sheet amounts as of June 30, 2010 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K/A for the fiscal year ended June 30, 2010.

These financial statements were prepared under the assumption that the Company will continue as a going concern. The ability to do so is dependent upon the Company’s ability to obtain additional equity or debt financing, reduce expenditures, and/or generate positive operating cash flows from revenue. These financial statements do not include any adjustments that might result from the outcome of that uncertainty.

As more fully described in Note 9, during October 2010 and November 2010, the Company raised net proceeds of $7,235,644 through the issuance of common stock and warrants. Net proceeds from that offering plus current cash and expected working capital resources are projected to support the Company’s activities through September 2011. The Company plans to fund its development and commercialization activities beyond that date through licensing arrangements and/or the sale of equity securities. The Company cannot be certain that such funding will be available on acceptable terms, or be available at all. To the extent the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that the Company would otherwise seek to develop or commercialize itself.

Certain amounts in the prior year’s financial statements have been reclassified to conform to current presentation.

3)	Accounting Policies and Use of Estimates

The Company’s accounting policies are described in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K/A for the year ended June 30, 2010.

Beginning in February 2011, the Company commenced recognizing service revenue. The Company’s policy is to recognize revenue when persuasive evidence that an arrangement exists with a customer or client, the price is fixed or determinable, the service has been performed, the Company has no significant remaining obligation, and collectability is reasonably assured.

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

Basic and diluted net loss per common share was determined by dividing the net loss by the weighted average common shares outstanding during the three and nine months ended March 31, 2011 and 2010. Basic and diluted weighted average common shares outstanding were the same since the effect of including common shares issuable pursuant to the exercise of the stock options and warrants in diluted weighted average common shares outstanding would have been anti-dilutive.

The following table summarizes the number of common shares excluded from the calculation of weighted average common shares outstanding for the three and nine months ended March 31, 2011 and 2010:

	Three months ended March 31,		Nine months ended March 31,

	2011	2010	2011	2010

Stock options	4,130,000	3,085,811	4,130,000	3,085,811
Warrants	7,948,607	2,150,000	7,948,607	2,150,000

Total	12,078,607	5,235,811	12,078,607	5,235,811

5)	Derivative Financial Instruments

Introduction:

Effective July 1, 2009, accounting principles generally accepted in the United States of America require that the warrants issued by the Company in the August 2008 financing be considered derivative financial instruments. Therefore, the Company must record the estimated fair value of such warrants as a liability at each balance sheet date and change the value of the liability by recording a non-cash benefit or expense in the statements of operations for the related reporting period.

The Company uses the Black-Scholes option pricing model to estimate its derivative instrument liability which requires several assumptions. This model is particularly sensitive to the assumed volatility in the price of the Company’s common stock and the price of the Company’s common stock as of each balance sheet date. Increases or decreases in the assumed volatility or the price of the Company’s common stock has the effect of estimating a higher or lower value for such warrants, which results in an increase or decrease in the estimated derivative liability on the balance sheet. That, in turn, results in an increase or decrease to non-cash expense in the statements of operations and comparable amounts in the statements of cash flows.

Thus, for example, the accounting guidance applicable to these warrants requires that the Company (assuming all inputs to the Black-Scholes model, other than the Company’s stock price, remain constant) record non-cash expense when the Company’s stock price is rising and record non-cash income when the Company’s stock price is falling.

Detail Discussion:

Effective July 1, 2009, the Company adopted guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. The applicable provisions of this guidance require that:

a)

Warrants issued by the Company in an August 2008 financing transaction (containing downside ratchet provisions and which were previously accounted for as equity instruments in accordance with accounting principles generally accepted in the United States of America in effect through June 30, 2009) must be considered and accounted for as derivative instruments effective July 1, 2009 and the related estimated fair value reported as a liability as of each balance sheet date; and

b)

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

The estimated fair value of this derivative liability was $6,139,016 and $1,714,084 as of March 31, 2011 and June 30, 2010, respectively. The related increases in such liability during the three and nine months ended March 31, 2011 and 2010, respectively, were reported as non-cash expenses in our condensed statements of operations as a component of other income (expense).

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

The assumptions made in calculating the fair value of these derivative instruments during the three and nine months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,		Nine months ended March 31,

	2011	2010	2011	2010

Risk free interest rate	1.1%	2.4%	0.6% to 1.1%	1.9% to 2.4%
Dividend yield	Zero	Zero	Zero	Zero
Volatility	133%	80%	98% to 133%	80%
Expected term (in years)	2.4	3.4	2.4 to 2.9	3.4 to 4.2

6)	Share Based Payments

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

Assumptions made in calculating the fair value of options and warrants during the three and nine months ended March 31, 2011 and 2010 were as follows:

	Three months ended March 31,		Nine months ended March 31,

	2011	2010	2011	2010

Risk free interest rate	1.5% to 3.5%	1.1% to 2.7%	0.3% to 3.6%	0.8% to 3.4%
Dividend yield	Zero	Zero	Zero	Zero
Volatility	133%	81%	98 % to 133%	81%
Expected term (in years)	4.3 to 8.9	1.6 to 10.0	0.9 to 8.9	1.6 to 10.0

a)	Stock Options

Share based compensation expense for stock options for the three and nine months ended March 31, 2011 and 2010 was recorded in the statements of operations as follows:

	Three months ended March 31,		Nine months ended March 31,

	2011	2010	2011	2010

Research and development	$105,277	$2,319	$377,797	$2,319
General and administrative	952,191	35,966	1,378,748	80,664

Total	$1,057,468	$38,285	$1,756,545	$82,983

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

On August 16, 2010, the Company issued options to officers to purchase 600,000 shares of common stock for a ten year period. These options vest 20% upon the date of issuance and ratably over the following four anniversary dates and have an exercise price of $1.73 per share. The Company estimated the fair value of these options to be $766,200 as of the grant date and is recording such expense ratably over the vesting period.

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

A summary of the changes in options outstanding during the nine month period ended March 31, 2011 is as follows:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2010	2,210,000	$0.20-$1.05	$0.58
Granted	1,920,000	$1.38-$3.07	$2.44
Exercised	—	—	—	—	—
Terminated	—	—	—	—	—

Outstanding and expected to vest at March 31, 2011	4,130,000	$0.20-$3.07	$1.44	9.2	$6,711,400

Options exercisable at March 31, 2011	899,332	$0.20-$2.35	$0.80	8.9	$2,041,264

The weighted average fair value of options granted during the nine months ended March 31, 2011 and 2010 was $1.99 and $0.62, respectively.

The unrecognized share-based compensation cost related to non-vested options as of March 31, 2011 was $4,286,488 as measured utilizing the value as of the date of grant. These costs are expected to be recognized over a weighted-average period of approximately 2.2 years. The total fair value of options vested during the nine months ended March 31, 2011 and 2010 as measured utilizing the value as of the date of grant was $514,975 and $22,640, respectively.

In accordance with applicable accounting guidance, the Company records the estimated fair value of options issued to consultants and other non-employees as of each balance sheet date until such options are vested. Until that date, the change in that estimated fair value is recorded in the statement of operations for the related reporting period.

b)	Warrants

Share based compensation expense for warrants for the three and nine months ended March 31, 2011 and 2010 was recorded in the statements of operations as follows:

	Three months ended March 31,		Nine months ended March 31,

	2011	2010	2011	2010

General and administrative	$296,783	$24,688	$989,662	$25,600

On July 1, 2010, the Company issued warrants to a professional services firm for the purchase of 300,000 shares of common stock for a five-year period. These warrants were 100% vested upon issuance and had an exercise price of $1.38 per share. The Company estimated the fair value of these warrants to be $310,200 as of the grant date and began amortizing such cost over the contract period. On November 24, 2010, in connection with the termination of that agreement, the original warrants were surrendered and the Company issued replacement warrants for the purchase of 75,000 shares of common stock under the same terms and conditions. The Company estimated the fair value of these replacement warrants to be $203,925 as of the grant date. The value of the replacement warrants exceeded the amount of expense recognized through November 24, 2010 related to the original warrants by $106,275 and that amount was immediately recorded as an expense.

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

Between October 27, 2010 and November 22, 2010, the Company issued 4,457,796 warrants in connection with the sale of common stock as further described in Note 9.

On January 19, 2011, warrants were exercised for the purchase of 20,000 shares at $1.00 per share resulting in proceeds to the Company of $20,000.

On January 31, 2011, warrants were exercised for the purchase of 25,000 shares at $0.68 per share utilizing the cashless exercise feature of such warrant. This resulted in the issuance of 19,841 common shares with no proceeds received by the Company.

On February 4, 2011, warrants were exercised for the purchase of 50,000 shares at $2.20 per share resulting in proceeds to the Company of $110,000.

A summary of the changes in warrants outstanding during the nine months ended March 31, 2011 is as follows

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2010	3,085,811	$2.88
Granted	5,257,796	$2.07
Exercised	(95,000)	1.54	—	—
Terminated	(300,000)	$1.38	—	—

Outstanding and expected to vest at March 31, 2011	7,948,607	$2.37	3.5	$6,117,769

Warrants exercisable at March 31, 2011	7,628,607	$2.42	3.5	$5,487,369

7)	Related Party Transactions

The Company’s Chief Scientific Officer also serves as Executive Director of the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (FhCMB), which performs research and development activities on behalf of the Company as further described in Note 8.

8)	Commitments and Contingencies

The Company and FhCMB have several agreements under which FhCMB performs research and development activities on behalf of the Company to further develop the Company’s proprietary technology and product candidates. Those agreements are summarized as follows:

a)

On December 12, 2003, the Company and FhCMB entered into a technology transfer agreement (as amended) wherein FhCMB agreed to develop certain plant-based technology for the benefit of the Company and the Company agreed to purchase that technology. Under the terms of this agreement, the Company has licensed the technology to FhCMB for certain applications and the Company and FhCMB are obligated to pay royalties to each other based upon licensing and royalty income derived from third parties. The Company has a remaining obligation as of March 31, 2011 to pay FhCMB approximately $9,800,000 in varying amounts for research and development activities through 2014 and minimum royalties through 2023.

b)

On December 31, 2010, the Company and FhCMB entered into a research services agreement wherein FhCMB will conduct research on selected therapeutic targets utilizing the Company’s technology. Under the terms of this agreement, the Company is obligated to pay FhCMB approximately $1,600,000 over the subsequent twelve months.

c)

On March 31, 2011, the Company and FhCMB entered into a research services agreement wherein FhCMB will conduct research regarding the use of a certain enzyme as a carrier molecule. Under the terms of this agreement, the Company is obligated to pay FhCMB approximately $432,000 over the subsequent twelve months.

The aggregate remaining payments to be made under these agreements are summarized as follows:

Fiscal year 2011 (includes $554,000 in accounts payable as of March 31, 2011 as described below)	$1,635,000
Fiscal year 2012	3,606,800
Fiscal year 2013	2,200,000
Fiscal year 2014	2,200,000
Fiscal year 2015	400,000
Thereafter	1,600,000

Total	$11,641,800

Payments for development activities are initially recorded as prepaid expenses and then expensed as agreed-upon services are performed by FhCMB.

Additionally, on January 4, 2011, the Company entered into a collaboration and license agreement with FhCMB and a third-party. Under the terms of that agreement, the third-party is obligated to pay royalties to the Company based upon revenues it derives from product sales. Additionally, in connection with this agreement: a) the Company provides technical services to that third-party; b) FhCMB serves as a subcontractor to the Company in connection with such services; c) the Company provides general indemnities to FhCMB; d) FhCMB acts as an agent for the Company; and e) FhCMB has invoiced the third-party $175,995 on behalf of the Company for services performed during the three months ended March 31, 2011. Accordingly, the Company recorded revenues and research and development expenses in the same amount during that period. Arrangements between the Company and FhCMB provide for the offsetting of amounts invoiced and collected by FhCMB on behalf of the Company against other balances due from the Company to FhCMB.

Amounts due to FhCMB and included in accounts payable as of March 31, 2011 and June 30, 2010 are as follows:

	March 31, 2011	June 30, 2010

Amounts due in connection with research and development agreements	$554,000	$1,350,000
Amounts due in connection with subcontractor services	175,995	—
Amounts invoiced by FhCMB to a third party on behalf of the Company	(175,995)	—

Total	$554,000	$1,350,000

9)	Sale of Securities

Between October 27, 2010 and November 22, 2010, the Company raised $8,000,000 through the sale of 4,000,000 shares of common stock at $2.00 per share pursuant to a Securities Purchase Agreement. Additionally, each investor was issued a five-year warrant to purchase the same number shares of common stock of the Company purchased by such investor at a cash exercise price of $2.20 per share. The Placement Agent was paid a cash fee of $560,000 and was issued five-year warrants to purchase 249,324 shares of the Company’s common stock at exercise prices ranging from $2.16 to $2.30 per share. The Company received net proceeds of $7,235,644 from this transaction. Pursuant to the terms of this offering, the Company filed a registration statement on Form S-3 covering the shares issued in the private placement, including the shares issuable upon exercise of the investor warrants and the placement agent warrants, with the Securities and Exchange Commission (the “Commission”). That registration statement was declared effective by the Commission on March 18, 2011.

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

ii)	Warrants for the purchase of 1,365,151 at $3.66 per common share were revised to provide for the purchase of 1,448,247 at $3.45 per common share.

The accounting for these warrants is described in Note 5.

10)	Subsequent Event

On May 3, 2010, the Company appointed Douglas Beck as its Chief Financial Officer and granted him options to purchase 100,000 shares of common stock. These options vest one-third upon the date of issuance and ratably over the following three anniversary dates and have an exercise price of $2.69 per share.

Item 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements set forth under this caption constitute “forward-looking statements.” See “Disclosure Regarding Forward-Looking Statements” in the introduction of this Report for additional factors relating to such statements. The following discussion should also be read in conjunction with the Condensed Financial Statements of the Company and Notes thereto included elsewhere herein and the Company’s Annual Report on Form 10-K /A for the year ended June 30, 2010.

Overview

iBio, Inc. (the “Company”) is a biotechnology company focused on commercializing its proprietary technology, the iBioLaunch™ platform, for the production of biologics including vaccines and therapeutic proteins. Our strategy is to utilize our technology for development and manufacture of our own product candidates and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low cost, high quality biologics manufacturing systems. Our near-term focus is to establish business arrangements for use of our technology by licensees for the development and production of products for both therapeutic and vaccine uses. Vaccine candidates presently being advanced on our proprietary platform are applicable to H1N1 swine-like influenza, H5N1 avian influenza, malaria, and yellow fever.

In order to attract appropriate licensees and increase the value of our share of such intended contractual arrangements, we engaged the Center for Molecular Biology of Fraunhofer USA, Inc. (“FhCMB”) in 2003 to perform research and development activities to apply the platform to create our first product candidate. We selected a plant-based influenza vaccine for human use as the product candidate to exemplify the value of the platform. Based on research conducted by FhCMB, our proprietary technology is applicable to the production of vaccines for many disease targets including any strain of influenza, such as the newly-emerged strains of H1N1 swine-like influenza. A Phase 1 clinical trial of a vaccine candidate for H1N1 influenza, based on iBio’s technology, was initiated in September 2010.

In connection with its research and development activities, FhCMB agreed to use its best efforts to obtain grants from governmental and non-governmental entities to fund additional development of our proprietary plant-based technology. Consequently, in addition to the funding we have provided, FhCMB has received funding from the Bill & Melinda Gates Foundation for development of various vaccines based upon our proprietary technology including an experimental vaccine for H5N1 avian influenza. A Phase 1 clinical trial of a vaccine candidate for H5N1 influenza, based on iBio’s technology, was initiated in December 2010.

The Company, from time to time, may consider to seek merger and acquisition candidates. The funding for these potential candidates would be expected to be through the issuance of stock.

These financial statements were prepared under the assumption that we will continue as a going concern. Our ability to do so is dependent upon our ability to obtain additional equity or debt financing, reduce expenditures, and/or generate license revenue. These financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Current cash and working capital resources, including funds recently received from the sale of equity securities, are expected to support our activities through September 2011. We plan to fund our development and commercialization activities beyond that date through licensing arrangements and/or the sale of equity securities as more fully described in the Liquidity and Capital Resources section in the following paragraphs.

Liquidity and Capital Resources

We had cash of $3,836,000 at March 31, 2011 compared to $910,000 at June 30, 2010. This net increase of $2,926,000 consisted of:

$7,366,000	Received from financing activities
(4,240,000)	Used in operating activities
(200,000)	Used in investment activities

$2,926,000	Net increase

We had negative working capital of $3,192,538 at March 31, 2011. The calculation of this working capital amount is net of the derivative instrument liability of $6,139,016 as of that date.

As more fully described in Note 9 to the financial statements, during October and November of 2010 we raised net proceeds of $7,235,644 through the issuance of common stock and warrants. Cash on hand as of March 31, 2011 is expected to support our activities through September 2011.

We plan to fund our development and commercialization activities beyond that date primarily through licensing arrangements and/or the sale of equity securities. We cannot be certain that such funding will be available on acceptable terms, or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on acceptable terms, we may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize ourselves.

Critical Accounting Policies

The following accounting policies are critical in fully understanding and evaluating our financial statements:

a)	Valuation and recovery of intangible assets;
b)	Stock-based compensation; and
c)	Valuation of derivative instruments.

The Company’s accounting policies are described in Note 3 to the audited financial statements contained in our Annual Report on Form 10-K/A for the year ended June 30, 2010.

Results of Operations

For the three months ended March 31, 2011 versus March 31, 2010

Revenues for the three months ended March 31, 2011 were $176,000 compared to zero for the comparable period in 2010. This increase was attributable to the commencement during the three months ended March 31, 2011 of providing technology services to a licensee to assist them in implementing the Company’s technology. The Company incurred a corresponding amount of research & development expense during this period.

Research and development expense for the three months ended March 31, 2011 was $1,137,000 compared to $1,056,000 for the comparable period in 2010. This increase of $81,000, or 8%, was primarily due to an increase in expense related to technology services and an increase in personnel and stock compensation costs related to the expansion of our research and product development capabilities offset by a reduction in costs related to research and development activities with FhCMB.

Specifically, expense related to technology services increased by $176,000 and we expanded our research and development staff. Therefore, in connection with the latter, our personnel related expenses increased by $104,000 and stock based compensation expense increased by $101,000. During that same period, FhCMB research and development related expenses have decreased by $310,000 due to the timing of the level of research and development activities with FhCMB.

General and administrative expense for the three months ended March 31, 2011 was $1,927,000 compared to $537,000 for the comparable period in 2010. This increase of $1,390,000 was primarily due to an increase in stock based compensation expense of $1,190,000. Such stock based compensation expense relates to incentives for management as well as vendors providing financial advisory and investor relations services. All other costs were generally comparable. Stock based compensation expense does not require the disbursement of cash and is an estimate of the value of stock options and other equity incentives provided to employees, directors, and third parties to align their interests with ours.

Other income (expense) for the three months ended March 31, 2011 was a net expense of $142,000 compared to a net expense of $51,000 during the comparable period in 2010. Such amounts consisted of the following:

	2011	2010

Interest income	$5,000	$3,000
Royalty income	4,000	4,000
Interest expense	(8,000)	—
Expense related to the change in the fair value of the derivative instrument liability	(144,000)	(58,000)

Total	$(143,000)	$(51,000)

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

During the three months ended March 31, 2011, the estimated fair value of this derivative liability increased from $5,995,000 to $6,139,000 primarily as a result of an increase in the volatility assumption due to the increased volatility in the price of our common stock during that period. The resulting change of $144,000 has been reported as non-cash expense in our condensed statement of operations as a component of other income (expense) for that period and had no effect upon our operating cash flow.

During the three months ended March 31, 2010, the estimated fair value of this derivative liability increased from $741,000 to $799,000 primarily as a result of an increase in our stock price from $0.90 to $1.00 during that period. The resulting change of $58,000 has been reported as non-cash expense in our condensed statements of operations as a component of other income (expense) for that period and had no effect upon our operating cash flow.

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

Income tax expense is zero for the three months ended March 31, 2011 and 2010. Our deferred tax assets resulting from our net operating losses are fully reserved in a valuation allowance account since it is more likely than not that such assets will not be realized.

For the nine months ended March 31, 2011 versus March 31, 2010

Revenues for the nine months ended March 31, 2011 were $176,000 compared to zero for the comparable period in 2010. This increase was attributable to the commencement during the nine months ended March 31, 2011 of providing technology services to a licensee to assist them in implementing the Company’s technology. The Company incurred a corresponding amount of research & development expense during this period.

Research and development expense for the nine months ended March 31, 2011 was $1,915,000 compared to $1,414,000 for the comparable period in 2010. This increase of $501,000, or 35%, was primarily due to an increase in expense related to technology services and an increase in personnel and stock compensation costs related to the expansion of our research and product development capabilities offset by a reduction in costs related to research and development activities with FhCMB.

Specifically, expenses related to technology services increased by $176,000 and we expanded our research and development staff. Therefore, in connection with the latter, our personnel related expenses increased by $206,000 and stock based compensation expense increased by $374,000. During that same period, FhCMB research and development related expenses have decreased by $227,000 due to the timing of the level of research and development activities with FhCMB.

General and administrative expense for the nine months ended March 31, 2011 was $4,386,000 compared to $1,508,000 for the comparable period in 2010. This increase of $2,608,000 was primarily due to an increase of $2,264,000 in stock based compensation expense for management and various vendors providing financial advisory and investor relations services, an increase of $156,000 in professional services primarily related to financial advisory and investor relation services, an increase of $150,000 in minimum royalties due to FhCMB, an increase of $123,000 in stock exchange listing expenses, and $70,000 in personnel costs. All other costs were generally comparable. As previously indicated, stock based compensation expense does not require the disbursement of cash. Rather, it is an estimate of the value of stock options and other equity incentives provided to employees, directors, and third parties to align their interests with ours.

Other income (expense) for the nine months ended March 31, 2011 was a net expense of $4,435,000 compared to a net expense of $571,000 the comparable period in 2010. This change consisted of the following:

	2011	2010

Interest income	$9,000	$11,000
Royalty income	15,000	17,000
Interest expense	(34,000)	—
Expense related to the change in the fair value of derivative instrument liability	(4,425,000)	(599,000)

Total	$(4,435,000)	$(571,000)

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

During the nine months ended March 31, 2011, the estimated fair value of this derivative liability increased from $1,714,000 to $6,139,000 primarily as a result of an increase in our stock price from $1.38 to $3.07 during that period and an increase in the volatility assumption due to the increased volatility in the price of the our common stock. The resulting change of $4,425,000 has been reported as non-cash expense in our condensed statements of operations and had no effect upon our operating cash flow.

During the nine months ended March 31, 2010, the estimated fair value of this derivative liability increased from $200,000 to $799,000 primarily as a result of an increase in our stock price from $0.45 to $1.00 during that period. The resulting change of $599,000 has been reported as non-cash expense in our condensed statements of operations and had no effect upon our operating cash flow.

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

Income tax expense is zero for the nine months ended March 31, 2011 and 2010. Our deferred tax assets resulting from our net operating losses are fully reserved in a valuation allowance account since it is more likely than not that such assets will not be realized.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the reasons described in the following paragraph, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Our independent public accounting firm, J.H. Cohn LLP (“JHC”), communicated to our audit committee on May 16, 2011 that a material weakness existed in our internal control over financial reporting. This weakness was comprised of financial accounting and disclosure deficiencies and financial reporting deficiencies for non-routine, complex transactions. This weakness resulted in additions and corrections to disclosures in this Quarterly Report on Form 10-Q prior to filing in connection with implementation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s Own Equity.” We had previously restated our Quarterly Report on Form 10-Q for the three months ended September 30, 2009, also in connection with similar derivatives accounting disclosure issues.

Except for the matter described above, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A	RISK FACTORS

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K/A for the year ended June 30, 2010 and our Registration Statement on Form S-3/A filed with the Securities and Exchange Commission on March 14, 2011 could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in those filings do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

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

We believe that our existing cash resources of $3.8 million as of March 31, 2011 and support from FhCMB collaborators will be sufficient to meet our projected operating requirements only through September 2011. Our future funding requirements will depend on many factors, including:

-	the scope and results of our clinical trials;

-	our ability to advance additional product candidates into development;

-	the success of our anticipated commercial agreements with pharmaceutical Companies;

-	our ability to establish and maintain additional development agreements or other alternative arrangements; · the timing of, and the costs involved in, obtaining regulatory approvals;

-	the cost of manufacturing activities;

-	the cost of commercialization activities, including product marketing, sales and distribution;

-

the costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including, if necessary, litigation costs and the results of such litigation; and

-	potential acquisition or in-licensing of other products or technologies.

If we are unsuccessful in raising additional capital or other alternative financing, we might have to defer or abandon our efforts to commercialize the intellectual property obtained from FhCMB and cease operations.

Our independent public accounting firm, J.H. Cohn LLP (“JHC”), communicated to our audit committee on May 16, 2011 that a material weakness existed in our internal control over financial reporting. This weakness was comprised of financial accounting and disclosure deficiencies and financial reporting deficiencies for non-routine, complex transactions. This weakness resulted in additions and corrections to disclosures in this Quarterly Report on Form 10-Q prior to filing in connection with implementation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s Own Equity.” We had previously restated our Quarterly Report on Form 10-Q for the three months ended September 30, 2009, also in connection with similar derivatives accounting disclosure issues.

Failure in the remediation of this weakness could diminish our ability to meet our financial reporting obligations in an accurate and timely manner.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2011, outstanding warrants to purchase our common stock were exercised as follows:

Number of Shares Underlying Warrant	Exercise Price

50,000	$2.20 per share
20,000	$1.00 per share
25,000	$0.65 per share (cashless exercise)

The sale of shares of common stock pursuant to the exercise of the warrants was not registered under the Securities Act, and such shares were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. These shares may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Securities Act.

Item 3	DEFAULTS UPON SENIOR SECURITIES

None.

Item 5	OTHER INFORMATION

None.

Item 6	EXHIBITS

Exhibit Number

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Principal Accounting Officer
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Principal Accounting Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.

Date:	May 18, 2011	By:	/s/ Robert B. Kay

Robert B. Kay,
Chief Executive Officer

Date:	May 18, 2011	By:	/s/ Frederick Larcombe

Frederick Larcombe,
Principal Accounting Officer