Form 10-K
period 2011-06-30
iBio, Inc.
filed 2011-09-29
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2011

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 001-35023

iBio, Inc.
(Exact name of small business registrant in its charter)

Delaware	26-2797813

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Innovation Way, Suite 100, Newark, DE	19711

(Address of principal executive offices)	(Zip Code)

(302) 355-0650
(Registrant’s telephone number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	NYSE Amex Market

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on June 30, 2011 was $64,236,292.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 28, 2011
Common Stock, $0.001 par value	32,382,095 Shares

IBIO, INC.

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

PART I

Item 1. Business

Overview

iBio, Inc. (“iBio” and the “Company”) is a biotechnology company focused on commercializing its proprietary technology, the iBioLaunch™ platform, for biologics including vaccines and therapeutic proteins. Our strategy is to promote our technology through commercial product collaborations and license arrangements. We expect to share in the increased value our technology provides through upfront license fees, milestone revenues, service revenues, and royalties on end products. We believe our technology offers the opportunity to develop products that might not otherwise be commercially feasible, and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low cost, high quality biologics manufacturing systems. Our near-term focus is to establish business arrangements for use of our technology by licensees for the development and production of products for both therapeutic and vaccine uses. Vaccine candidates presently being advanced on our proprietary platform are applicable to newly emerging strains of H1N1 swine-like influenza, and H5N1 avian influenza, yellow fever, and anthrax. Therapeutic candidates presently being advanced on our proprietary platform include human alpha-galactosidase A for the treatment of Fabry disease, human C-1 esterase inhibitor for the treatment of hereditary angioedema, human alpha-1 antitrypsin for treatment of disorders caused by a lack or deficiency of alpha-1 antitrypsin, and several other therapeutic protein targets for which preliminary product feasibility has been demonstrated.

In order to attract appropriate licensees and increase the value of our share of such intended contractual arrangements, we engaged the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (“FhCMB”) in 2003 to perform research and development activities to develop the platform and to create our first product candidate. We selected a plant-based influenza vaccine for human use as the product candidate to exemplify the value of the platform. Based on research conducted by FhCMB, our proprietary technology is applicable to the production of vaccines for any strain of influenza including the newly-emerged strains of H1N1 swine-like influenza. A Phase 1 clinical trial of a vaccine candidate for H1N1 influenza, based on iBio’s technology, was initiated in September 2010. We announced positive interim results in June 2011. The vaccine candidate demonstrated strong induction of dose correlated immune responses, with or without adjuvant, as assessed by virus microneutralization antibody assays and hemagglutination inhibition (“HAI”) responses. The vaccine was safe and well tolerated at all doses when administered with and without adjuvant.

In connection with the research and development agreement, FhCMB agreed to use its best efforts to obtain grants from governmental and non-governmental entities to fund additional development of our proprietary plant-based technology. Consequently, in addition to the funding we have provided, FhCMB has received funding from the Bill & Melinda Gates Foundation for development of various vaccines based upon our proprietary technology including an experimental vaccine for H5N1 avian influenza. A Phase 1 clinical trial of a vaccine candidate for H5N1 influenza, based on iBio’s technology, was initiated in December 2010 and is ongoing. The results of this trial are expected to be released toward the end of the fourth quarter of calendar year 2011.

In addition to the platform and product development engagements, in 2006, the Company engaged FhCMB to create a prototype production module for products made through the use of the platform. The purpose of this engagement was to demonstrate the ease and economy with which platform-based products could be manufactured in order to attract potential licensees and increase the value of our share of such business arrangements. The prototype design, which encompasses the entire production process from the seeding through pre-infiltration plant growth, infiltration with agrobacteria, harvesting of plant tissue and purification of target proteins, was completed in May 2008. A pilot plant based upon this prototype was subsequently constructed in the FhCMB facility in Newark, Delaware. This pilot plant, and the equipment in it, is owned by FhCMB and has been validated for current Good Manufacturing Practices (“cGMP”) production. It will be used for cGMP production of protein targets for clinical trials of product candidates utilizing our platform technology.

In January 2011 we announced the grant of a commercial, royalty-bearing license to Fiocruz/Bio-Manguinhos of Brazil to develop, manufacture and sell certain vaccines based upon our proprietary technology. Fiocruz/Bio-Manguinhos will invest approximately $6.5 million to bring the first product candidate, a new yellow fever vaccine, through a Phase I clinical trial.

Yellow fever is a viral infection in the group of diseases known as hemorrhagic fevers. The virus is transmitted by mosquitoes, and is common in South America and sub-Saharan Africa. The disease, which causes fever, nausea and pain, varies in severity, but is frequently lethal when it progresses to bleeding or to liver damage. The World Health Organization has estimated that 200,000 unvaccinated people contract yellow fever each year, and 30,000 die from the disease.

Development of the new yellow fever vaccine candidate will be performed through a commercial collaboration among the Company, Fiocruz/Bio-Manguinhos, and FhCMB. The license covers the nations of Latin America, the Caribbean and Africa. The Company retains the right to sell the products developed under the license and collaboration agreement in any other territory with a royalty back to Fiocruz/Bio-Manguinhos. Pursuant to the TTA agreement, FhCMB is due royalties per the terms of defined in the agreement.

Bio-Manguinhos is a unit of the Oswaldo Cruz Foundation (“Fiocruz”), a central agency of the Ministry of Health of Brazil. Fiocruz/Bio-Manguinhos produces and develops immunobiological items to respond to public health demands. Its product line consists of vaccines, reagents and biopharmaceuticals. Fiocruz/Bio-Manguinhos is a leading company in the national export of human vaccines and a major participant in total export sales of the Brazilian pharmaceutical sector. Fiocruz/Bio- Manguinhos is one of the main producers of vaccines and diagnostics for infectious diseases in Latin America. Fiocruz/Bio-Manguinhos is a certified World Health Organization provider to United Nations agencies, and is a leading world manufacturer of yellow fever vaccine, which it has exported to 70 countries.

The Company established non-commercial arrangements among the Company, certain government entities, a non-governmental organization (which we refer to herein as a “NGO”) and FhCMB, pursuant to which the Company grants non-commercial rights to use its platform for the development and production by FhCMB of product candidates selected by the government entities and NGO, in consideration for grants by the government entities and NGO directly to FhCMB to fund such research and development.

Through (i) the Company/FhCMB contracts and (ii) the non-commercial arrangements described above (which we refer to collectively as the “business structure”), the Company retains ownership of the intellectual property and exclusive worldwide commercial rights in the fields of human health and veterinary influenza applications of the intellectual property. The Company licenses or otherwise grants use rights (a) to government and NGO entities for not-for-profit applications of the intellectual property for the development or application for which they granted or were granted funding, and (b) to FhCMB for research purposes and applications in other fields. At this time, the Company is not pursuing development in the area of veterinary influenza. See management and discussion analysis in connection with the Company’s impairment charge taken during the fourth quarter of 2011.

This business structure helps the Company to enhance the value of commercial rights and the scope of applications of its platform technology. It also helps the Company demonstrate the validity and apparent value of the platform to parties to whom it will offer licenses or other business opportunities. Outsourcing our research and development work allows us to develop our product candidates, and thereby promote the value of our platform for licensing and product development purposes, without bearing the full risk and expense of establishing and maintaining our own research and development staff and facilities. FhCMB is engaged to perform research and development for the fever vaccine project for their expertise. The expected contract with FhCMB is expected to be $6.5 million. Service revenues and research expense under this arrangement commenced in February 2011. The amount billed for revenues and this agreement and related research and development expenses cost for the year ended June 30, 2011 were approximately $520,000.

The Company’s platform technology is sometimes referred to as “iBioLaunch™ technology” or the “iBioLaunch™ platform,” and the category of this technology is sometimes referred to as “plant-based technology” or as a “plant-based platform.”

The Company has exclusive control over, and the rights to ownership of, the intellectual property related to all human health and veterinary influenza applications of the plant-based technology developed by FhCMB. Current development projects include conducting proof-of-principle preclinical studies and conducting clinical studies of proprietary influenza vaccines.

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

Historically, in addition to the development of the platform technology described in the preceding paragraphs, the Company has also generated sales of nutritional supplements utilizing plants as sources of high-quality nutritional minerals. The Company has a patented process for hydroponic growth of edible plants that causes them to accumulate high levels of important nutritional minerals such as chromium, selenium, iron and zinc. The Company utilized the services of various wholly-owned subsidiaries of our Former Parent company, Integrated BioPharma, Inc. (“Integrated BioPharma” or “Former Parent”) to support the production, marketing and sales of these phytomineral products.

Effective in April 2009, the Company entered into an agreement with IHT Health Products, Inc. (a wholly owned subsidiary of our Former Parent) (“IHT”) wherein it granted an exclusive license to the Company’s patented process in consideration for a royalty of five percent (5%) of net sales and the obligation of IHT to maintain in force and good standing the Company’s patent and related intellectual property. At the same time, rights under the existing customer agreements were beneficially transferred to IHT.

In November 2007, the Board of Directors of our Former Parent approved a plan to distribute its equity interests in the Company to its stockholders in the form of a dividend. The record date of the dividend was August 12, 2008 with a distribution date of August 18, 2008. The stockholders of our Former Parent received one share of the Company’s common stock for each share of common stock they owned of the Former Parent as of the record date. Immediately following the spin-off, the Company became a public company with stock traded on the OTC Bulletin Board under the symbol IBPM. The Company’s stock was listed for trading on the NYSE Amex Market in January 2011.

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

We believe we can achieve our corporate objectives without employing a large staff, and anticipate maintaining our thinly staffed employment structure with modest increases in staff as required to develop and support new business relationships. As described above, FhCMB and the Company are currently working within our business structure to develop product candidates based upon our plant-based platform technology pursuant to an agreement that continues until December 2014.

We have been relying upon FhCMB for support in advancing certain drug candidates and intend to rely on FhCMB and other collaborators for additional work during further development and testing of our product candidates. With FhCMB we have been pursuing and obtaining non-dilutive government and non-governmental organization funding directed through FhCMB to provide supplemental funding for applications of our technology. To date, FhCMB has been awarded a total of approximately $33 million in grants from the Bill & Melinda Gates Foundation for development of product candidates based on the iBioLaunch platform and for research and development of vaccines against influenza, malaria and African sleeping sickness (trypanosomiasis).

To facilitate the grant and continuing support, we agreed to make our platform technology available to various programs to complete development and provide “Global Access” to vaccines against influenza, rabies virus, malaria and trypanosomiasis, provided that if the Bill & Melinda Gates Foundation and FhCMB do not pursue such programs to completion, the subject rights revert to us. The term “Global Access” means access for people most in need within the developing world in low income and lower-middle-income countries, as identified by the World Bank. Because we have exclusive commercial rights to the technology and these products for human health applications, this grant and any further similar grants would benefit us by enabling FhCMB to enhance the platform technology and expand the information about the technical performance of product candidates derived from our technology. We may decide to commercially license such technology to collaborators for advancement into human clinical evaluation and eventual commercial development.

The U.S. Department of Defense (“DoD”) has also provided funding to FhCMB for refinement of our technology platform and for preclinical and clinical studies for an anthrax-plague combination vaccine and for an H1N1 influenza vaccine project. To date, FhCMB has received funding and funding commitments for these projects totaling approximately $34 million. This funding is similarly beneficial to us because we have retained the commercial rights to any technology improvements resulting from those projects.

In summary, the advancement of our technology has indirectly benefited from the funding and funding commitments of research and development activities at FhCMB in recent years by U.S. government and non-governmental organizations in amounts aggregating approximately $67 million.

Pursuant to the Technology Transfer Agreement (“TTA”) between our company and FhCMB, effective in January 2004, we paid $3.6 million to FhCMB to acquire the exclusive rights in intellectual property owned by FhCMB and to obtain from FhCMB maintenance and support necessary to protect the intellectual property through the preparation and filing of patent applications in the United States and around the world. We currently hold four U.S. patents and three international patents. Additionally, we have fifteen U.S. and forty-eight international patent applications pending. The latter includes numerous foreign countries including Australia, Brazil Canada, China, Hong Kong, India, Japan, New Zealand, and

several countries in Europe. We continue to prepare patent applications relating to our expanding technology in the U.S. and abroad.

Our intellectual property comprises the technology platform pursuant to which hydroponically grown green plants can be used for the accelerated development and manufacture of high-value proteins of interest as candidate therapeutic products and vaccines applicable to a broad range of disease agents. These include human alpha-galactosidase A for the treatment of Fabry disease, human C-1 esterase inhibitor for the treatment of hereditary angioedema, human alpha-1 antitrypsin for treatment of disorders caused by a lack or deficiency of alpha-1 antitrypsin; and vaccines for influenza, sleeping sickness, anthrax, plague, and HPV.

By certain subsequent agreements, we engaged FhCMB to perform certain research activities for which we made payments when certain milestone tasks were performed; such payments were conditioned only on the performance of the task, not upon the success or value of what was determined or discovered.

At various times since January 2004, we have amended our agreements with FhCMB. These amendments include a commitment by FhCMB to further develop exclusively for and transfer to us rights to proprietary technology and intellectual property rights in the fields defined in the agreements comprising principally plant-based human vaccines, human antibodies, and human therapeutic proteins and veterinary applications of plant-based influenza vaccines. For these activities, we have committed to make non-refundable payments of $2 million per year for five years, aggregating to $10 million, since November 2009. FhCMB was required to expend an additional amount at least equal to the amounts paid by us for the same purposes.

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

We participated with FhCMB from May 2007 through June 2009 on a contract from Defense Advanced Research Agency (“DARPA”) of the United States Department of Defense for an $8.5 million project to further enhance our plant-based technology platform for accelerated manufacture of vaccines and antibodies. We served as a sub-contractor to FhCMB and derived revenues of approximately $1,035,000 during that period. The contract facilitated construction of a pilot manufacturing plant using our platform technology with capacity to provide sufficient materials for clinical trials.

Our Product Candidates

We continue to demonstrate applicability and commercial value of our platform technology and our pipeline of products developed with the platform. A milestone in this process was the commencement of Phase 1 human clinical trials during late 2010, with positive interim results announced in June 2011, which we believe have demonstrated the applicability of our platform technology to vaccines for influenza. In addition, in collaboration with FhCMB, we are also developing product candidates for the biodefense market, for infectious diseases important in the developing world such as human papilloma virus, and therapeutic protein candidates that address a variety of global markets.

Seasonal and H1N1 Influenza Vaccines. We believe our technology is applicable to target vaccines directed against seasonal influenza virus strains. Our vaccine candidates have shown significant promise in preclinical efficacy studies in ferrets (the preferred animal model for testing influenza products). In an evaluation of three vaccine candidate formulations in groups of eight ferrets each along with both positive and negative controls. No adverse events were seen in any animals receiving our vaccine candidates. Only one animal receiving one of our vaccine candidates showed any measurable virus shedding, which is an important measure of vaccine effectiveness. These results were as good as the results obtained with positive control animals. The immune responses and protective immunity induced by our vaccine candidates in these animal tests are equivalent to results expected from this type of test to indicate the probability of effectiveness in human subjects. More detail on these tests is available in the scientific paper published in 2008 in the journal Influenza and Other Respiratory Viruses, Volume 2, pages 33-40.

In addition, interim results were announced in 2011 confirming the safety and immunogenicity of our iBioLaunch-produced H1N1 influenza vaccine candidate in a Phase 1 human clinical trial that was started in September 2010. Phase 1 human clinical trial of an iBioLaunch-produced H5N1 influenza vaccine candidate is currently underway.

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

Pandemic Avian Influenza Vaccine. Through FhCMB and their funding from the Bill & Melinda Gates Foundation, we are developing vaccine candidates targeting highly pathogenic avian influenza (H5N1) viruses based upon the iBioLaunch™ Platform. These candidates have demonstrated immunogenicity and have been successfully tested in mice and ferrets for protective efficacy. Like our candidate vaccines for seasonal influenza, our candidate vaccines for avian influenza are subunit vaccines. Thus, we do not need to culture the intact avian influenza virus in order to produce our candidate vaccines. The Bill & Melinda Gates Foundation has committed significant funding to FhCMB for preclinical development and a Phase 1 human clinical trial of this pandemic influenza vaccine candidate using our technology. Our longer term goal is to develop a combined vaccine effective for preventing both seasonal and pandemic influenza infections.

Therapeutic Vaccine for Human Papilloma Virus. We have commercial rights to vaccine candidates developed pursuant to our business structure based on fusing a protein component of Human Papilloma Virus (“HPV”) called the E7 antigen, to the LicKM protein of the bacterium Clostridium thermocellum. Several of these candidate vaccine formulations have demonstrated sufficient immune stimulation and protection from disease in mouse experiments to justify further investment in its development as a potential human therapeutic product. In experimental tests in mice, with each formulation administered to ten mice, some candidates protected all of the mice from the growth of tumors caused by the HPV virus. Additional detail on these experiments was published in 2007 and 2009 in the scientific journal Vaccine, 2007; 25(16):3018-3021 and 2009; 27(25-26):3395-3397.

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

The U.S. Department of Defense (“DoD”) has also provided funding to FhCMB for advanced development of the technology platform and for preclinical and clinical studies for an anthrax-plague combination vaccine and for an H1N1 influenza vaccine project. To date, FhCMB has received funding and funding commitments for these projects totaling approximately $34 million. This funding is similarly beneficial to us because we have the commercial rights to any technology improvements resulting from those projects.

Vaccines for Developing Markets. Funding for developing-world products comes primarily from FhCMB’s collaborators, especially the Bill & Melinda Gates Foundation, and supplements the research and development payments that we make to FhCMB to advance and expand the technology to which we have exclusive commercial rights. This supplemental funding provides significant benefits in technology optimization and is synergistic with our product development programs. Through these developing world programs positive preclinical immunogenicity and efficacy results have been obtained for vaccines for HPV, trypanosomiasis and malaria. Results of preclinical testing of an iBioLaunch-produced malaria vaccine candidate were published in 2011 in the peer-reviewed scientific journal Clinical and Vaccine Immunology (August 2011, pages 1351–1357).

Therapeutic Protein Product Candidates. We have tested the feasibility of developing and producing certain therapeutic proteins using our technology including the following: Human alpha-galactosidase A for the treatment of Fabry disease, Human C-1 esterase inhibitor for the treatment of hereditary angioedema, and Human alpha-1 antitrypsin for treatment of disorders caused by a lack or deficiency of alpha-1 antitrypsin.

Target Markets

Based on scientific data produced by FhCMB, we believe that our platform technology is well-suited for application to both vaccines and therapeutic proteins. Information on product markets of interest to us is provided in the following paragraphs.

Previously, our business focus was primarily on establishing the necessary capability, information, and data necessary to support commercial licensing of our platform technology for broad protein manufacturing purposes as well as for specific vaccine and therapeutic product candidates. We have long believed that the potential advantages of our technology will enable us to compete effectively against other providers of technology for biotechnology product manufacturing that may be slower, more capital intensive, or more costly to operate. We have initiated a business development program focused on this opportunity as our intellectual property includes proprietary product candidates that may enhance our ability to participate profitably in certain markets.

Vaccine Market. We believe our opportunities to establish new commercial collaborations in vaccine markets will arise in two categories: a) companies interested in traditional vaccine products well established in clinical practice; and b) governments around the world increasingly committed to achieving autonomy in manufacturing vaccines to protect their citizens from natural outbreaks or deliberate infection. We believe our platform, due to its product flexibility and projected advantages in cost and time of implementation over traditional processes, will be an attractive option for both commercial and government collaborators. The first disease category in which we have focused on demonstrating the applicability of our technology for vaccines is influenza.

Influenza Market. We believe that an attractive business opportunity for us is to establish one or more commercial collaborations for the use of our iBioLaunch platform technology in the development of vaccines for prevention of influenza infections and to establish validated technology for rapid response to the outbreak of new strains of influenza. We have demonstrated the efficiencies of our iBioLaunch technology at a laboratory level by producing candidate influenza vaccines in weeks versus the months required for commercially-used chicken egg methods. The yields we have obtained in these laboratory experiments are high enough to be competitive with other methods if we can achieve the same yields and the same time efficiencies on a commercial scale. We have also demonstrated the safety and immunogenicity of our iBioLaunch-produced influenza vaccine candidate in a Phase 1 human clinical trial. We, however, have not yet tested our technology at the scale that will be required for commercial use nor at a scale sufficient to conclude what our commercial cost of goods will be.

Biodefense Vaccine Market. In collaboration with FhCMB and future commercial partners, we expect to participate in the introduction of important new prevention and treatment products as potential countermeasures against bioterrorism threats and for use in the developing world. We do not currently have any commercial partners.

Markets for Therapeutic Proteins. Our technology is broadly applicable to the production of proteins ranging in size and complexity from monoclonal antibodies to smaller proteins such as interferons, growth factors, and enzymes. The potential market for application of our platform to therapeutic proteins is large and can be divided into three types of opportunities: a) proteins for treatment of orphan diseases; and b) proteins for bio-similar (bio-generic) products; and c) proteins for novel proprietary products developed by our products.

Treatment of Orphan Diseases. The worldwide market for orphan disease therapy is over $80 billion and approximately half of that is addressed through biologic rather than chemical drugs. Well-known products in this category include human enzymes for treatment of lysosomal storage diseases, such as Fabry disease, and products for treatment of less-common types of cancer. The incentives for companies to invest in new treatments for smaller patient populations are substantial, both due to tax incentives and also due to the profit margins that are typically seen for these products. To date, the Food & Drug Administration (“FDA”) has granted more than 2,000 orphan designations to products in various stages of development. We expect to attract some commercial interest in our platform for manufacturing certain orphan biologic drugs from companies that have not yet committed to the more expensive traditional bioreactor alternatives. There can be no assurance of how long it will take before a pharmaceutical or biotechnology company will approach us for commercial interest.

Bio-similar Products. The potential market for bio-similar products is large and growing according to industry analysts. Approximately $80 billion in biologics sales has been estimated by analysts to be susceptible to biosimilar competition by 2013. Due to the efficiency of our platform, we believe we will be able to establish commercial collaborations to participate in this growing market segment.

Research and Development

Our iBioLaunch technology is a platform that uses green plants for the accelerated development and manufacture of high value proteins of immediate interest as product candidates. In addition to therapeutics, we believe that our technology is applicable to vaccines for a broad range of disease agents, based on laboratory experiments conducted to date. We believe we can target rapidly evolving disease agents and develop product candidates that will demonstrate high safety, potency and efficacy. We believe that we will be able to license our iBioLaunch technology to corporations and governments for commercial application to pharmaceutical proteins and vaccines.

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

Because our iBioLaunch technology has proven useful at a laboratory level in the production of high value proteins of immediate interest as product candidates, we believe it can be applied to commercial product development and biologic pharmaceutical manufacturing. Advantages of our platform technology include its short development time-frame for the harvesting of the applicable protein or vaccine molecules and applicability to a broad range of pharmaceutical proteins.

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

Target	Produced via iBioLaunch	In vitro characterization	Efficacy demonstrated in animal model

Influenza (vaccine)	X	X	X
Anthrax (vaccine)	X	X	X
Plague (vaccine)	X	X	X
RSV (vaccine)	X	X	X
Malaria (vaccine)	X	X	X
HPV (therapeutic vaccine)	X	X	X
Alpha-galactosidase A	X	X	X
Anthrax antibody (therapeutic)	X	X	X
C-1 esterase inhibitor	X	X
hGH (therapeutic)	X	X	UT
GM-CSF (therapeutic)	X	X	UT
Alpha-1 antitrypsin	X	X

UT = untested

During the years ended June 30, 2011 and 2010, we incurred research and development expenses of approximately $3,084,000 and $2,517,000, respectively.

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

We currently hold four U.S. patents and three international patents. Additionally, we have sixteen U.S. and fifty international patent applications pending. The latter includes numerous foreign countries including Australia, Brazil, Canada, China, Hong Kong, India, Japan, New Zealand, and several countries in Europe. We continue to prepare patent applications relating to our expanding technology in the U.S. and abroad.

The following summarizes the areas covered by our issued and pending patent applications:

Issued Technology Filing (U.S.)
☐	Virus-induced gene silencing in plants
☐	Transient expression of foreign genes in plants
☐	Production of foreign nucleic acids and polypeptides in sprout systems
☐	Production of pharmaceutically active proteins in sprouted seedlings

Pending Technology Filings (U.S. and International)
☐	Virus-induced gene silencing in plants (International)
☐	Activation of transgenes in plants by viral vectors
☐	Protein production in seedlings
☐	Agroinfiltration of plants with launch vector
☐	Transient expression of proteins in plants
☐	Thermostable carrier molecule
☐	Protein expression in clonal root cultures
☐	Production of proteins in plants with launch vector
☐	In vivo deglycosylation of recombinant proteins in plants

Pending Product Filings (U.S. and International)
☐	Antibodies

☐	Influenza vaccines
☐	Influenza therapeutic antibodies
☐	Anthrax vaccines
☐	Plague vaccine
☐	HPV vaccines
☐	Trypanosomiasis vaccine
☐	Malaria vaccines

Sales and Marketing

We currently expect to obtain feasibility, IND-enabling, or Phase 1 or equivalent human clinical data for each product produced with our platform before negotiating license or marketing agreements for that candidate. In some cases, by bearing the initial product development risk ourselves, we expect to be able to negotiate more favorable terms with our partners, and to achieve a higher return on investment than would be possible with commercial agreements negotiated at an earlier stage of development. However, in other cases, especially where clinical characteristics of a candidate product are well known such as for a bio-similar candidate, we anticipate our commercial partner bearing substantially all of the clinical development costs of the product using our platform.

We believe our technology platform will be attractive to other parties for vaccine and therapeutic protein manufacturing purposes. We are marketing our technology for such purposes and plan to provide commercial technology transfer services to such third-party licensees in some cases after negotiating such arrangements.

Our strategy is to enter important markets through license agreements and commercial collaborations. This is supported by an internal technical program in which individual products are developed on the iBioLaunch platform in preparation for clinical trials and regulatory approval in order to demonstrate their availability and thereby attract license and collaboration arrangements on terms favorable to the Company. Each product is chosen on the basis of its individual commercial value and as representative of a class of products in an attractive market to stimulate interest in other products of the same class.

We expect revenue from the multiple product categories to which the iBioLaunch technology applies in geographical territories throughout the world. For example, in countries such as Brazil, Russia, India and China where the economies and middle classes are growing rapidly, the capital and cost advantages of the iBioLaunch system are attractive for pure commercial and geopolitical reasons to decision-makers focused on building a domestic biologics infrastructure to service domestic demand.

In all geographic regions, including the U.S. and Western Europe, the robust ability of the iBioLaunch platform to favorably produce virtually all biologics, including its ability to produce product candidates that are otherwise not feasible to manufacture, offers us the opportunity to obtain value through exclusive, individual product licenses which can be worldwide or geographically limited. Contemplated deal structures are based on the value of the product application and the competitive strength of the potential partner.

The size and timing of license payments and completion of collaboration agreements may vary over a wide range. We have begun discussions or negotiations related to the commercialization of certain product targets produced successfully using our platform. We believe we will be able to establish collaboration and license agreements with other companies for the commercialization of these product targets, which include: the iBioLaunch platform-produced human plasma proteins, alpha-1 antitrypsin and C-1 esterase inhibitor; our orphan drug designated human alpha-galactosidase A; certain human monoclonal antibodies; and certain protein targets that are proprietary to third parties. In addition, we expect to advance additional vaccine candidates produced using our platform, if an equity funding is received and we can adequately advance our current product pipeline.

FhCMB has demonstrated efficacy of an anthrax vaccine candidate and an anthrax-plague combination vaccine candidate in relevant animal model challenge studies. With funding from government sources, preclinical studies required for human safety evaluation are nearing completion. Our strategy for introduction of these products into the market includes partnership with one or more firms experienced in biodefense product commercialization and federal government procurement. We have not yet begun negotiations to obtain such a partnership arrangement.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we or our collaborators may develop based on the use of our platform technology.

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

There are currently approved therapies for the diseases and conditions addressed by our vaccine and therapeutic protein candidates that are undergoing clinical trials and for the diseases and conditions that are subjects of our platform validation and preclinical development programs. There are also a number of companies working to develop new drugs and other therapies for diseases of commercial interest to us that are undergoing various stages of testing including clinical trials. The key competitive factors affecting the success of our platform for commercial product candidates are likely to be efficacy, safety profile, price, and convenience.

Government Regulation and Product Approval

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacture and marketing of pharmaceutical drugs and vaccines. All of the vaccine and therapeutic products developed from our platform technology will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drugs and vaccines are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the U.S., various federal, and, in some cases, state statutes and regulations, also govern or impact the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, if and when obtained for any of our product candidates, may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed. Further, approved drugs and manufacturers are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Please see “Risk Factors” for additional information on the regulatory risks we face in attempting to develop products for human use.

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

Any products we or a licensee manufactures or distributes under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with current Good Manufacturing Practices (“cGMPs”), which are the standards the FDA requires be met during the manufacturing of drugs and biologic products, and which impose procedural and documentation requirements upon us and any third party manufacturers we utilize.

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

Prior to our spin-off from Integrated BioPharma, we maintained product liability insurance for sales of our phytomineral products through Integrated BioPharma’s product liability insurance policy at $5 million per occurrence with a $5 million aggregate. Our sales of phytomineral products continued to be covered under Integrated BioPharma’s product liability policy through April 1, 2009 when, as previously discussed, we entered into an agreement with a subsidiary of Integrated BioPharma wherein we granted an exclusive license to that subsidiary to manufacture and sell phytomineral products produced using the our patented process in consideration for a royalty of five percent (5%) of net sales. We will need to purchase our own product liability insurance policy to cover any of our clinical trial and product liability risks. We anticipate that our product liability coverage will be at least comparable to our prior coverage. However,

☐	We may not be able to obtain product liability insurance for future trials;

☐	We may not be able to obtain product liability insurance for future products;

☐	We may not be able to maintain product liability insurance on acceptable terms;

☐	We may not be able to secure increased coverage as the commercialization of our technology proceeds; or

☐	Our insurance may not provide adequate protection against potential liabilities.

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

Employees

As of September 28, 2011, we had seven employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with them and expect their numbers to increase by two or three full-time employees during the next twelve months as we continue to develop the infrastructure necessary to advance our business interests if we complete an offering of our securities. Since our business strategy is based on outsourcing our development and clinical trial work to third parties, we believe this staffing level will be sufficient to meet our needs.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may also read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330.

Our website is located at www.ibioinc.com. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

iBio, Inc.
9 Innovation Way, Suite 100
Newark, Delaware 19711
Tel: 302-355-0650
Attn: Investor Relations

Item 1A. Risk Factors

Our past experience may not be indicative of future performance, and as noted elsewhere in this Annual Report on Form 10-K, we have included forward-looking statements about our business, plans and prospects that are subject to change. Forward-looking statements are particularly located in, but not limited to, the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the other risks or uncertainties contained in this report, the following risks may affect our operating results, financial condition and cash flows. If any of these risks occur, either alone or in combination with other factors, our business, financial condition or operating results could be adversely affected. Moreover, readers should note this is not an exhaustive list of the risks we face; some risks are unknown or not quantifiable, and other risks that we currently perceive as immaterial may ultimately prove more significant than expected. Statements about plans, predictions or expectations should not be construed to be assurances of performance or promises to take a given course of action.

Risks Relating to our Business

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

☐

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

☐

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

☐

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

☐

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

☐	Regulators or institutional review boards may suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements.

☐	Any regulatory approval ultimately obtained may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

☐	The effects of our licensee’s product candidates may not be the desired effects or may include undesirable side effects.

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

Our research and development expenses may increase in connection with our ongoing activities, particularly if the scope of the clinical trials that we are conducting expands. In addition, if we choose to bring forward any of our product candidates without funding from collaborators, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. We would need substantial additional funding and might be unable to raise capital when needed or might be unable to raise capital on attractive terms, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

We believe that our existing cash of approximately $2,843,000 as of June 30, 2011 will be sufficient to meet our projected operating requirements through January 2012 without an equity or debt offering or up front milestone revenues. Our future funding requirements will depend on many factors, including:

☐	Our ability to advance product candidates based on our technology into development with licensees;

☐	The success of our anticipated commercial agreements with licensees;

☐	Our ability to establish and maintain additional development agreements or other alternative arrangements;

☐	The timing of, and the costs involved in, obtaining regulatory approvals;

☐	The cost of manufacturing activities;

☐	The cost of commercialization activities, including marketing, sales and distribution;

☐

The costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other patent-related costs, including, if necessary, litigation costs and the results of such litigation; and

☐	Potential acquisition or in-licensing of other products or technologies.

If we are unsuccessful in raising additional capital or other alternative financing, we might have to defer or abandon our efforts to commercialize our intellectual property and decrease or even cease operations.

We have a limited operating history which may limit the ability of investors to make an informed investment decision.

We are a clinical stage biotechnology company. To date, we have not commercialized any of our technologies or received any FDA or other approval to market any product. The successful commercialization of our technologies will require us to perform a variety of functions, including:

☐	continuing to undertake preclinical development and clinical trials;

☐	participating in regulatory approval processes;

☐	formulating and manufacturing products; and

☐	conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and undertaking, through third parties, preclinical trials and clinical trials of our technologies. To date, we have commenced only a Phase 1 clinical trial of a vaccine candidate for H1N1 influenza and a Phase 1 clinical trial of a vaccine candidate for H5N1 influenza. These operations provide a limited basis for investors to assess our ability to commercialize our technologies and whether to invest in us.

Our product development and commercialization involve a number of uncertainties, and we may never generate sufficient revenues from the sale of potential products to become profitable.

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

There can be no assurance that, if clinical trials for any product candidates are successfully completed, either we or our licensees will be able to submit a biologics license application (BLA), to the FDA or that any BLA submitted will be approved by the FDA in a timely manner, if at all. After completing clinical trials for a product candidate in humans, a dossier is prepared and submitted to the FDA as a BLA, and includes all preclinical and clinical trial data that clearly establish both short-term and long-term safety for a product candidate, and data that establishes the statistically significant efficacy of a product candidate, in order to allow the FDA to review such dossier and to consider a product candidate for approval for commercialization in the United States. If we are unable to submit a BLA with respect to any of our product candidates, or if any BLA we submit is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject BLAs and requires additional clinical trials, even when product candidates perform well or achieve favorable results in large-scale Phase III clinical trials. If we or our licensees fail to commercialize any product candidates based on our technology, we may be unable to generate sufficient revenues to continue operations or attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to significantly decrease.

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

The success of our business arrangements will depend heavily on the efforts and activities of the organizations which are party to these arrangements. Our future contractual arrangements may provide significant discretion in determining the efforts and resources available to these programs. The risks that we face in connection with these arrangements, and that we anticipate being subject to in future arrangements, include the following:

☐	Future agreements may be for fixed terms and subject to termination under various circumstances, including, in some cases, on short notice without cause.

☐

Our future licensees may develop and commercialize, either alone or with others, products and services that are similar to or competitive with the products that are the subject of the agreement with us.

☐	Our future licensees may underfund or not commit sufficient resources to the testing, marketing, distribution or other development of our products.

☐

Our future licensees may not properly maintain or defend our intellectual property rights, or they may utilize our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential liability.

☐

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

If we fail to establish commercial licenses for our platform technology or fail to enter into arrangements with partners with respect to the sales and marketing of any of our future potential product candidates, we might need to develop a sales and marketing organization with supporting distribution capability in order to directly market our technology and/or related products. Significant additional expenditures would be required for us to develop such an in-house sales and marketing organization.

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

We currently hold four U.S. patents and three international patents. Additionally, we have sixteen U.S. and fifty international patent applications pending. The latter includes numerous foreign countries including Australia, Brazil Canada, China, Hong Kong, India, Japan, New Zealand, and several countries in Europe. We continue to prepare patent applications relating to our expanding technology in the U.S. and abroad.

There can be no assurance that:

☐	Patent applications owned by or licensed to us will result in issued patents;

☐	Patent protection will be secured for any particular technology;

☐	Any patents that have been or may be issued to us will be valid or enforceable;

☐	Any patents will provide meaningful protection to us;

☐	Others will not be able to design around the patents; or

☐	Our patents will provide a competitive advantage or have commercial application.

The failure to obtain and maintain adequate patent protection could have a material adverse effect on us and may adversely affect our ability to enter into, or affect the terms of, any arrangement for the marketing of any product. Please see “Business – Intellectual Property” for more information.

We cannot assure you that our patents will not be challenged by others.

There can be no assurance that patents owned by or licensed to us will not be challenged by others. We currently hold one issued U.S. patent for methods of inducing gene silencing in plants, one U.S. patent, and one U.S. patent application for which we have received a notice of allowance, describing viral vectors and methods for expressing polypeptides of interest in plants, two U.S. patents involving methods for producing pharmaceutically active proteins in sprouted seedlings, and one U.S. patent application for which we have received a notice of allowance, describing systems for expression of vaccine antigens in plants. Please see “Business – Intellectual Property” for more information on our current patents and patent applications. We could incur substantial costs in proceedings, including interference proceedings before the United States Patent and Trademark Office and comparable proceedings before similar agencies in other countries in connection with any claims that may arise in the future. These proceedings could result in adverse decisions about the patentability of our inventions and products, as well as about the enforceability, validity or scope of protection afforded by the patents. Any adverse decisions about the patentability of our product candidates could cause us to either lose rights to develop and commercialize our product candidates or to license such rights at substantial cost to us. In addition, even if we were successful in such proceedings, the cost and delay of such proceedings would most likely have a material adverse effect on our business.

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

Clinical trial and product liability insurance is volatile and may become increasingly expensive. As a result, we may be unable to obtain sufficient insurance or increase our existing coverage at a reasonable cost to protect us against losses that could have a material adverse effect on our business. An individual may bring a product liability claim against us if one of our products or product candidates causes, or is claimed to have caused, an injury or is found to be unsuitable for consumer use. Any product liability claim brought against us, with or without merit, could result in:

☐	Liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

☐	An increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

☐	Withdrawal of clinical trial volunteers or patients;

☐	Damage to our reputation and the reputation of our products, resulting in lower sales of any future commercialized product which we may have;

☐	Regulatory investigations that could require costly recalls or product modifications;

☐	Litigation costs; or

☐	The diversion of management’s attention from managing our business.

Our inability to obtain adequate insurance coverage at an acceptable cost could prevent or inhibit the commercialization of our products. If third parties were to bring a successful product liability claim or series of claims against us for uninsured liabilities or in excess of insured liability limits, our business, financial condition and results of operations could be materially harmed.

If we acquire companies, products or technologies, we may face integration risks and costs associated with those acquisitions that could negatively impact our business, results from operations and financial condition.

If we are presented with appropriate opportunities, we may acquire or make investments in complementary companies, products or technologies. We may not realize the anticipated benefit of any acquisition or investment. If we acquire companies or technologies, we will face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations of an acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired business and impairment charges if future acquisitions are not as successful as we originally anticipate. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Any failure to successfully integrate other companies, products or technologies that we may acquire may have a material adverse effect on our business and results of operations. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders.

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

Our operating results are impacted by the health of the North American economies. Our business and financial performance, including collection of our accounts receivable, recoverability of assets including investments, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility and recession. Additionally, we may experience difficulties in scaling our operations to react to economic pressures in the U.S.

Our independent registered public accounting firm identified a material weakness in our internal control over financial reporting.

Our independent registered public accounting firm, J.H. Cohn LLP, communicated to our audit committee on May 16, 2011 that a material weakness existed in our internal control over financial reporting. This weakness was comprised of financial accounting and disclosure deficiencies and financial reporting deficiencies for non-routine, complex transactions. This weakness resulted in additions and corrections to disclosures in Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 prior to filing in connection with implementation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s Own Equity.” We had previously restated our Quarterly Report on Form 10-Q for the three months ended September 30, 2009, also in connection with similar derivatives accounting disclosure issues.

We have remediated this material weakness, however a reoccurance of this weakness could diminish our ability to meet our financial reporting obligations in an accurate and timely manner.

Risks Relating to our Common Stock

We need additional financing to execute our business plan which may not be available on commercially acceptable terms, if at all. If we are unable to obtain such financing, we will be required to delay, scale back, or eliminate part or all of our operations and may not continue as a going concern.

We have limited financial resources and incurred net losses during the fiscal years ended June 30, 2011 and 2010. We need to obtain additional financing to meet our working capital needs and execute our business plan.

Our independent registered public accounting firm has concluded that our losses, negative cash flow, accumulated deficit, and negative working capital as of and for the year ended June 30, 2011 raise substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in the report of our independent registered public accounting firm may make it more difficult for us to secure financing on terms acceptable to us, if at all, and likely may adversely affect the terms of any financing that we may obtain.

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

The sale of our common stock through current or future equity offerings may cause dilution and could cause the price of our common stock to decline.

We are entitled under our Certificate of Incorporation to issue up to 100,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, par value $.001 per share. As of June 30, 2011, we had issued and outstanding 32,382,095 shares of common stock. We had 4,350,000 and 7,948,607 options and warrants outstanding as of June 30, 2011, respectively, to purchase common stock and 5,650,000 shares of common stock are reserved for issuance of additional grants under our 2008 Omnibus Equity Incentive Plan. Accordingly, we will be able to issue up to 55,318,298 additional shares of common stock and 1,000,000 shares of preferred stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The issuance of preferred stock or additional shares of common stock could adversely affect the rights of the holders of shares of our common stock.

Our Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock without any further action on the part of our stockholders. Our Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Currently, we have no shares of preferred stock outstanding. Our Board of Directors may, at any time, authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, before the redemption of our common stock, which may have a material adverse effect on the rights of the holders of our common stock. In addition, our Board of Directors, without further stockholder approval, may, at any time, issue large blocks of preferred stock. In addition, the ability of our Board of Directors to issue shares of preferred stock without any further action on the part of our stockholders may impede a takeover of our company and may prevent a transaction that is favorable to our stockholders.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the NYSE Amex market under the symbol “IBIO.”

The following table shows the reported high and low closing prices per share for our common stock during the years ended June 30, 2011 and 2010:

	2011		2010

	High	Low	High	Low

First quarter	$2.35	$1.20	$1.25	$0.38
Second quarter	$3.45	$2.05	$1.44	$0.75
Third quarter	$6.06	$2.67	$1.22	$0.57
Fourth quarter	$3.79	$2.46	$1.42	$0.95

Holders

As of September 15, 2011, we had 114 holders of record of our common stock. There are other stockholders who are record holders who own common stock through a financial institution and are not named.

Dividends

The Company has historically not declared or paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future.

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

Overview

iBio, Inc. (“iBio” and the “Company”) is a biotechnology company focused on commercializing its proprietary technology, the iBioLaunch™ platform, for biologics including vaccines and therapeutic proteins. Our strategy is to promote our technology through commercial product collaborations and license arrangements. We expect to share in the increased value our technology provides through upfront license fees, milestone revenues, service revenues, and royalties on end products. We believe our technology offers the opportunity to develop products that might not otherwise be commercially feasible, and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low cost, high quality biologics manufacturing systems. Our near-term focus is to establish business arrangements for use of our technology by licensees for the development and production of products for both therapeutic and vaccine uses. Vaccine candidates presently being advanced on our proprietary platform are applicable to newly emerging strains of H1N1 swine-like influenza, and H5N1 avian influenza, yellow fever, and anthrax. Therapeutic candidates presently being advanced on our proprietary platform include human alpha-galactosidase A for the treatment of Fabry disease, human C-1 esterase inhibitor for the treatment of hereditary angioedema, human alpha-1 antitrypsin for treatment of disorders caused by a lack or deficiency of alpha-1 antitrypsin, and several other therapeutic protein targets for which preliminary product feasibility has been demonstrated.

In order to attract appropriate licensees and increase the value of our share of such intended contractual arrangements, we engaged the Center for Molecular Biotechnology of Fraunhofer USA, Inc., or FhCMB, in 2003 to perform research and development activities to develop the platform and to create our first product candidate. We selected a plant-based influenza vaccine for human use as the product candidate to exemplify the value of the platform. Based on research conducted by FhCMB, our proprietary technology is applicable to the production of vaccines for any strain of influenza including the newly-emerged strains of H1N1 swine-like influenza. A Phase 1 clinical trial of a vaccine candidate for H1N1 influenza, based on iBio’s technology, was initiated in September 2010. We announced positive interim results in June 2011. The vaccine candidate demonstrated strong induction of dose correlated immune responses, with or without adjuvant, as assessed by virus microneutralization antibody assays and hemagglutination inhibition (“HAI”) responses. The vaccine was safe and well tolerated at all doses when administered with and without adjuvant.

In connection with the research and development agreement, FhCMB agreed to use its best efforts to obtain grants from governmental and non-governmental entities to fund additional development of our proprietary plant-based technology. Consequently, in addition to the funding we have provided, FhCMB has received funding from the Bill & Melinda Gates Foundation for development of various vaccines based upon our proprietary technology including an experimental vaccine for H5N1 avian influenza. A Phase 1 clinical trial of a vaccine candidate for H5N1 influenza, based on iBio’s technology, was initiated in December 2010 and is ongoing. The results of this trial are expected to be released in toward the end of fourth quarter calendar year 2011.

In addition to the platform and product development engagements, in 2006, the Company engaged FhCMB to create a prototype production module for products made through the use of the platform. The purpose of this engagement was to demonstrate the ease and economy with which platform-based products could be manufactured in order to attract potential licensees and increase the value of our share of such business arrangements. The prototype design, which encompasses the entire production process from the seeding through pre-infiltration plant growth, infiltration with agrobacteria, harvesting of plant tissue and purification of target proteins, was completed in May 2008. A pilot plant based upon this prototype was subsequently constructed in the FhCMB facility in Newark, Delaware. This pilot plant, and the equipment in it, are owned by FhCMB and have been validated for cGMP production. It will be used for cGMP production of protein targets for clinical trials of product candidates utilizing our platform technology.

In January 2011, we announced the grant of a commercial, royalty-bearing license to Fiocruz/Bio-Manguinhos of Brazil to develop, manufacture and sell certain vaccines based upon our proprietary technology. Fiocruz/Bio-Manguinhos will invest $6.5 million to bring the first product candidate, a new yellow fever vaccine, through a Phase I clinical trial.

Yellow fever is a viral infection in the group of diseases known as hemorrhagic fevers. The virus is transmitted by mosquitoes, and is common in South America and sub-Saharan Africa. The disease, which causes fever, nausea and pain, varies in severity, but is frequently lethal when it progresses to bleeding or to liver damage. The World Health Organization has estimated that 200,000 unvaccinated people contract yellow fever each year, and 30,000 die from the disease.

Development of the new yellow fever vaccine candidate will be performed through a commercial collaboration among the Company, Fiocruz/Bio-Manguinhos, and FhCMB. The license covers the nations of Latin America, the Caribbean and Africa. The Company retains the right to sell the products developed under the license and collaboration agreement in any other territory with a royalty back to Fiocruz/Bio-Manguinhos.

Bio-Manguinhos is a unit of the Oswaldo Cruz Foundation (Fiocruz), a central agency of the Ministry of Health of Brazil. Fiocruz/Bio-Manguinhos produces and develops immunobiological items to respond to public health demands. Its product line consists of vaccines, reagents and biopharmaceuticals. Fiocruz/Bio-Manguinhos is a leading company in the national export of human vaccines and a major participant in total export sales of the Brazilian pharmaceutical sector. Fiocruz/Bio- Manguinhos is one of the main producers of vaccines and diagnostics for infectious diseases in Latin America. Fiocruz/Bio-Manguinhos is a certified World Health Organization provider to United Nations agencies, and is a leading world manufacturer of yellow fever vaccine, which it has exported to 70 countries.

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

This business structure helps the Company to enhance the value of commercial rights and the scope of applications of its platform technology. It also helps the Company demonstrate the validity and apparent value of the platform to parties to whom it will offer licenses or other business opportunities. Outsourcing our research and development work allows us to develop our product candidates, and thereby promote the value of our platform for licensing and product development purposes, without bearing the full risk and expense of establishing and maintaining our own research and development staff and facilities. FhCMB is engaged to perform research and development for the fever vaccine project for their expertise. The expected contract with FhCMB is expected to be $6.5 million. Service revenues and research expense under this arrangement commenced in February 2011. The amount billed for revenues and this agreement and related research and development expenses cost for the year ended June 30, 2011 were approximately $520,000.

The Company’s platform technology is sometimes referred to as “iBioLaunch™ technology” or the “iBioLaunch™ platform,” and the category of this technology is sometimes referred to as “plant-based technology” or as a “plant-based platform.”

The Company has exclusive control over, and the rights to ownership of, the intellectual property related to all human health and veterinary influenza applications of the plant-based technology developed by FhCMB. Current development projects include conducting proof-of-principle preclinical studies and conducting clinical studies of proprietary influenza vaccines.

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

Our proposed products are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include, but are not limited to, the possibilities that any or all of the proposed products will be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances; that the proposed products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude us from marketing them; or that third parties will market superior or equivalent products. Accordingly, we are unable to predict whether our research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process required before marketing clearance can be obtained, we do not expect to be able to commercialize any therapeutic drug for at least four years, either directly or through our current or prospective partners or licensees. There can be no assurance that our proposed products will prove to be safe or effective or receive regulatory approvals that are required for commercial sale.

Historically, in addition to the development of the platform technology described in the preceding paragraphs, the Company has also generated sales of nutritional supplements utilizing plants as sources of high-quality nutritional minerals. The Company has a patented process for hydroponic growth of edible plants that causes them to accumulate high levels of important nutritional minerals such as chromium, selenium, iron and zinc. The Company utilized the services of various wholly-owned subsidiaries of our Former Parent company, Integrated BioPharma, Inc. (“Integrated BioPharma” or “Former Parent”) to support the production, marketing and sales of these phytomineral products.

Results of Operations

For the years ended June 30, 2011 versus June 30, 2010

Revenues

Revenues for the year ended 2011 were approximately $520,000 and none for the year ended June 30, 2010. 2011 revenues were attributable to providing technology services to a licensee, Fiocruz/Bio-Manguinhos, to assist them in implementing the Company’s technology.

Research and development expense

Research and development expense for the year ended June 30, 2011 was approximately $3,084,000 compared to $2,517,000, a difference of $567,000 for the comparable period in 2010. This increase for the year ended June 30, 2011 primarily relates to two new research agreements that were entered into with FhCMB for selected therapeutic targets and the use of a certain enzyme as a carrier molecule for $592,000. In addition, FhCMB was engaged to outsource the Fiocruz/Bio-Manguinhos agreement for their expertise for their work as defined in the agreement, to advance the yellow fever vaccine project using iBio’s technology and such expense was approximately $520,000. Salaries and benefits increased by approximately $175,000 and stock-based compensation increased by $246,000. Cost incurred under the TTA agreement decreased by approximately $917,000 for the year ended June 30, 2011. Such decrease related to a $1 million obligation that was expensed upfront in the previous year. The accounting for the TTA agreement has been consistently applied, to expense such amounts as services are rendered.

General and administrative expenses

General and administrative expense for the year ended June 30, 2011 was $7,091,000 compared to $2,072,000 for the comparable period in 2010. This increase of $5,019,000 was primarily due to the following:

Non-cash stock-based compensation – options	$2,404,000
Non-cash stock-based compensation – warrants	1,064,000
Impairment of intangible assets	586,000
NYSE listing fees and other	150,000
Salaries and benefits	191,000
Royalties	100,000
Professional fees	187,000
Investor relations	174,000
Other	163,000

Total	$5,019,000

The increase in non-cash stock based compensation expense for options of $2,404,000 related to the Company's grant of 2,140,000 and 1,430,000 options for the years ended June 30, 2011 and 2010, respectively. The average weighted exercise price was $2.44 and $0.78 for the years ended June 30, 2011 and 2010, respectively. This resulted in a higher fair value option price of $1.98 and $1.56 for the years ended June 30, 2011 and 2010, respectively based upon the Black-Scholes option-pricing model.

The increase in non-cash based compensation expense for warrants of $1,064,000 primarily related to an issuance of warrants to purchase 500,000 shares of common stock as compensation for financial services at an exercise price of $0.87 per share. During the year ended June 30, 2011 and 2010, the Company recorded an expense of approximately $874,000 and $0, respectively. In October 2010, the Company issued warrants to a marketing development firm to purchase 300,000 shares of common stock at $1.38 per share. These warrants were cancelled and reissued as a warrant to purchase 75,000 shares of common stock at $1.38 with the same terms in exchange for terminating services with such firm. The Company accounted for the cancellation and reissuance of these warrants as a modification. As of result of this transaction, the stock price was higher at the date of reissuance of the warrant. The Company recorded to expense such difference between the values of the warrant awards at the respective dates using the Black-Scholes option-pricing model. For the year ending June 30, 2011, the Company recorded an expense of approximately $204,000 to general and administrative expenses.

Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value.

During the fourth quarter of June 30, 2011, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company’s near-term potential for an upfront milestone revenues and/or licensing deals led to further evaluation of its intangible assets. The Company recorded an impairment charge of approximately $586,000 in general and administrative expense for the year ended June 30, 2011. There was no impairment charge for the year ended June 30, 2010.

In connection with the Company's filing fee to list on the New York Stock, its annual fees and other related expenses, the Company’s expenses increased by approximately $150,000 for the year ended June 30, 2011.

Salaries and benefits increased by $191,000 for the year ended June 30, 2011 was primarily due to a hiring of a CFO during the fourth quarter of 2011, hiring of a VP of business development and raises to the CEO and the president.

Under the TTA agreement with FhCMB, the royalty expense increased for the year ended June 30, 2011 by $100,000.

Professional fees increased by $187,000 for the year June 30, 2011 primarily for fees incurred in investigating potential transactions.

Investor relations increased by $174,000 for the year June 30, 2011 primarily for engaging investor relation firms to increase investor awareness.

Other income (expenses)

The derivative instrument liability non-cash charge for the year ended June 30, 2011 was approximately $2,474,000 as compared $1,515,000 for the comparable period in 2010. The increase of $959,000 primarily reflects the increase in the Company’s stock price at June 30, 2011 as compared to 2010. The calculation of this derivative liability is affected by factors which are subject to significant fluctuations and are not under the Company’s control. This liability resulted from the August 2008 equity financing from a down round provision. Therefore, the resulting effect upon our net loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the warrants either expire in August 2013 or are exercised prior to that date. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the Black-Scholes option-pricing model remain constant) to record a non-cash expense when the Company’s stock price is rising and recording non-cash income when the Company’s stock price is falling.

Liquidity and Capital Resources

The Company has incurred significant losses and negative cash flows from operations since its spinoff from its Former Parent in August 2008. As of June 30, 2011, the Company’s had an accumulated deficit of approximately $25,662,000 and cash used from operations for the years ended June 30, 2011 and 2010 was approximately $5,338,000 and $2,348,000, respectively. The Company has historically financed its activities through the sale of common stock and warrants. To date, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ platform, advancing intellectual property and general and administrative activities. Cash on hand as of June 30, 2011 of approximately $2,843,000 is expected to support the Company’s activities through January 2012.

The Company plans to fund its development and commercialization activities through January 2012 and beyond through milestone receipts from licensing arrangements including royalties and/or the sale of equity securities. The Company cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize itself and possibly cease operations.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of that uncertainty.

The Company acquired Technology from FhCMB through a TTA dated in December 2003, as amended. Terms of the TTA require the Company to: a) make payments to FhCMB of $2,000,000 per year for five years, aggregating $10,000,000, for research and development services beginning in November 2009; and b) pay FhCMB 1% of all receipts derived by the Company from sales of products produced utilizing the Technology and 15% of all receipts derived by the Company from licensing the Technology to third parties with an overall minimum annual payment of $200,000 beginning with the twelve months ending December 31, 2010. The Company incurred a milestone amount of $250,000 for the year ended June 30, 2010. For the years ended June 30, 2011 and 2010, the expense was approximately $1,333,000 and $2,250,000, respectively.

In December 2010, the Company and FhCMB entered into a $1,660,000 research services agreement for research on selected therapeutic targets utilizing the Company’s technology. The expense for the year ended June 30, 2011was approximately $457,000.

In March 2011, the Company and FhCMB entered into a $432,000 research services agreement for research regarding the use of a certain enzyme as a carrier molecule. The expense for the year ended June 30, 2011was approximately $135,000.

Remaining minimum commitments under the commitments to FhCMB as of June 30, 2011 are as follows:

2012	$3,507,000
2013	2,200,000
2014	2,200,000
2015	200,000
2016	200,000
Thereafter	1,600,000

$9,907,000

We have not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are valuation and recovery of intangible assets, stock-based compensation, valuation of derivative instruments and income taxes and valuation of income taxes.

Research and Development

Research and development costs primarily consist of salaries and benefits, research contracts for the advancement of product development, stock-based compensation, and consultants The Company expenses all research and development costs in the periods in which they are incurred.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period vesting period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model adjusted for the unique characteristics of those instruments. Compensation expense for options and warrants granted to non-employees is determined by the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is measured each period as the underlying options or warrants vests.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2011 and 2010, the Company had recognized a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax jurisdiction since its spin off in August 2008. Uncertain tax positions taken on our tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2011 or 2010.

Derivatives and Hedging-Contracts in Entity’s Own Equity

In accordance with the provisions of Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” the embedded August 2008 warrants are not considered indexed to our stock. As a result of the down round protection in the August Warrants and the application of ASC 815, the August 2008 warrants were required to be accounted for as derivative instruments and have been recognized as a liability in the balance sheet. The fair value of the derivative instrument liability is determined using the Black-Scholes option-pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate.

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method over periods based upon their estimated useful lives. Intellectual property is amortized over a period from eighteen to twenty three years and patents over ten years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value.

During the fourth quarter of June 30, 2011, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company’s near-term potential for an upfront, milestone revenues and or licensing deals led to further evaluation of its intellectual property including its patents. The Company recorded an impairment charge of approximately $586,000 for the year ended June 30, 2011. There was no impairment charge for the year ended June 30, 2010.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The guidance is effective for the Company prospectively beginning in the first quarter of fiscal 2012. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations, and cash flows.

Impact of Inflation

The Company does not believe that inflation has significantly affected its results of operations.

Seasonality

Our operations are not impacted by seasonality.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company invests its excess cash to ensure both liquidity and safety of principal. Excess cash is invested in a strong financial grade institution to reduce the Company’s credit risk. At times, the Company’s cash balances may exceed federally insured amounts.

The Company has an exposure to credit risk in its trade accounts receivable from sales of it services. The entire accounts receivable and service revenues are from one customer located in Brazil.

The Company was required to account for the August 2008 warrants as derivative liabilities. The Company is required to mark to market in each reporting quarter the value of the embedded derivative and the August 2008 warrants. The Company revalues these derivative liabilities at the end of each reporting period. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative gain (if the value of the embedded derivative and August 2008 warrants decrease) or as non-cash derivative loss (if the value of the embedded derivative and August 2008 warrants increase). Although the values of the embedded derivative and August 2008 warrants are affected by interest rates, the remaining contractual exercise period and the Company’s stock volatility, the primary cause of the change in the values will be the price of the Company’s common stock. If the stock price goes up, derivative liability will generally increase and if the stock price goes down derivative liability will generally decrease. This results in a non-cash expense or income to the Statement of Operations. At June 30, 2011, if the Company’s stock price were to increase by 10%, using the same assumptions used to calculate derivative liability at December 31, 2010, the derivative liability and non-cash expense would increase by approximately $621,000. In the event of a stock price decrease of 10%, the derivative liability and non-cash expense would decrease by approximately $604,000.

Item 8. Financial Statements and Supplementary Data

For a list of financial statements filed as part of this report, see the Index to Financial Statements beginning at page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

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

We have remediated this material weakness by implementing additional internal controls related to the review of financial information including those transactions that are non-routine and complex. There have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of June 30, 2011.

This annual report does not include an attestation report by J.H. Cohn LLP, our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages (as of September 15, 2011) of our directors and our executive officers:

Name	Age	Position Held With Us

Robert B. Kay	71	Executive Chairman and Chief Executive Officer
Robert L. Erwin	57	President
Douglas Beck, CPA	50	Chief Financial Officer
Vidadi Yusibov, Ph.D.	50	Chief Scientific Officer
General James T. Hill (retired)	65	Director
Glenn Chang	63	Director
John D. McKey, Jr.	68	Director
Philip K. Russell, M.D.	79	Director
Pamela Bassett, D.M.D.	59	Director
Arthur Y. Elliott, Ph.D.	75	Director
Jules Müsing	64	Director

The following are brief biographies of each director and executive officer:

Robert B. Kay has been a director since we became a publicly traded company in August 2008. Mr. Kay was a founder and senior partner of the New York law firm of Kay Collyer & Boose LLP, with a particular focus on mergers and acquisitions and joint ventures. Mr. Kay received his B.A. from Cornell University’s College of Arts & Sciences and his J.D. from New York University Law School.

Robert L. Erwin has been our President since we became a publicly traded company in August 2008. Mr. Erwin led Large Scale Biology Corporation from its founding in 1988 through 2003, including a successful initial public offering in 2000, and continued as non-executive Chairman until 2006. He served as Chairman of Icon Genetics AG from 1999 until its acquisition by a subsidiary of Bayer AG in 2006. Mr. Erwin recently served as Managing Director of Bio-Strategic Directors LLC, providing consulting services to the life sciences industry. He is currently Chairman of Novici Biotech, a private biotechnology company and a Director of Resolve Therapeutics. Mr. Erwin’s non-profit work focuses on applying scientific advances to clinical medicine, especially in the field of oncology. He is co-founder, President and Director of the Marti Nelson Cancer Foundation, Oncology. Mr. Erwin received his BS degree with Honors in Zoology and an MS degree in Genetics from Louisiana State University.

Douglas Beck is a CPA and was the Chief Financial Officer of publicly traded Lev Pharmaceuticals, Inc. He was employed from February 2005 until February 2009 (the company was acquired by ViroPharma, Incorporated in October 2008), and he has been an independent consultant since February 2009. Mr. Beck serves on the SEC Practice Committee and the Chief Financial Officers Committee for the New York State Society of CPAs. Mr. Beck holds a B.S. from the Fairleigh Dickinson University.

Vidadi Yusibov, Ph.D. has been our Chief Scientific Officer since February 2010. He is the Executive Director of the Center for Molecular Biology of Fraunhofer USA, Inc., or FhCMB, a position he continues to hold. Prior to joining FhCMB, Dr. Yusibov served as Assistant Professor in the Department of Microbiology and Immunology at Thomas Jefferson University in Philadelphia, PA. Dr. Yusibov received his Ph.D. in molecular biology from the Academy of Sciences in Moscow, Russia and conducted post-doctoral research at Purdue University. He is currently a Senior Research Fellow at the Delaware Biotechnology Institute.

General James T. Hill has been a director since we became a publicly traded company in August 2008. At the time of his retirement from active duty, General Hill was the Commander of the 4-Star United States Southern Command, reporting directly to the President and Secretary of Defense. As such he led all U.S. military forces and operations in Central America, South America and the Caribbean, worked directly with U.S. Ambassadors, foreign heads of state, key Washington decision-makers, foreign senior military and civilian leaders, developing and executing United States policy. His responsibilities included management, development and execution of plans and policy within the organization including programming, communications, manpower, operations, logistics and intelligence.

Glenn Chang has been a director since we became a publicly traded company in August 2008. Since 1999 through the end of 2010, Mr. Chang was has been Director, Executive Vice President and Chief Financial Officer of the First American International Bank, Brooklyn, N.Y. He now is a consultant the bank without any official titles. Prior to the founding of the Bank he spent almost 20 years at Citibank as Vice President. Mr. Chang is a Certified Public Accountant.

John D. McKey, Jr. has been a director since we became a publicly traded company in August 2008. Since 2003, Mr. McKey has served as of counsel at McCarthy, Summers, Bobko, Wood, Sawyer & Perry, P.A. in Stuart, Florida, and previously was a partner from 1987 through 2003. From 1977 to 1987 Mr. McKey was a partner at Gunster Yoakley in Palm Beach, Florida. Mr. McKey received his B.B.A at the University of Georgia and his J.D. from the University Of Florida College Of Law.

Philip K. Russell, M.D. has been a director since March 2010. Major General (ret.) Russell served in the U.S. Army Medical Corps from 1959 to 1990, pursuing a career in infectious disease and tropical medicine research. Following his military service, Dr. Russell joined the faculty of Johns Hopkins University’s School of Hygiene and Public Health and worked closely with the World Health Organization as special advisor to the Children’s Vaccine Initiative. He was founding board member of the International AIDS Vaccine Initiative, and is an advisor to the Bill & Melinda Gates Foundation. He has served on numerous advisory boards of national and international agencies, including the Centers for Disease Control, National Institutes of Health, and the Institute of Medicine. He is the past Chairman of the Albert B. Sabin Vaccine Institute.

Pamela Bassett, D.M.D. has been a director since April 2010. Dr. Bassett is Portfolio Manager of Protagoras Life Science Capital, focused on emerging life sciences and biotech opportunities. Previously, Dr. Bassett was a Partner, Managing Director and Senior Equity Analyst Biotechnology/LifeSciences Research with Cantor Fitzgerald, a leading global financial services firm to the institutional equity and fixed-income markets. Prior to joining Cantor Fitzgerald in 2005, Dr. Bassett was the founder and President of BioTrend Corporation, a strategic advisory company to pharmaceutical and biotechnology companies. She was formerly Director of Business Development for Enzon, and was the founder and President of Stat Systems, Inc., a company that developed integrated clinical and administrative software used in hospitals nationwide, ultimately licensed to Siemens AG. Dr. Bassett received her M.B.A. from Wharton Graduate School, University of Pennsylvania, completed a residency in Anesthesiology at the Medical College of Pennsylvania and Hospital, and received her D.M.D. from Tufts University School of Dental Medicine and a B.A. in Biology from Oakland University.

Arthur Y. Elliott, Ph.D. has been a director since October 2010. Dr. Elliott spent 16 years with Merck & Co., serving ultimately as Executive Director of Biological Operations, Merck Manufacturing Division, responsible for the bulk manufacture, testing, release and registration of all biological products sold. Dr. Elliott also directed the manufacturing, process development, and other operations of North American Vaccine for six years, and most recently served as consultant to Aventis (Sanofi Pasteur) Pharmaceutical Corporation in its design and implementation of new, highly automated manufacturing facilities for influenza vaccines. Dr. Elliott has served with the United States Department of Health and Human Services in the Avian Influenza Pandemic Preparedness Program in Washington, D.C. as Senior Program Manager for the Antigen Sparing Project since 2006. The program involves the cooperation of three pharmaceutical companies and four government groups (NIH, CDC, FDA, and HHS). While at Merck, he worked closely with both Merck Research Laboratories and the Merck Vaccine Division to forecast the timely transfer of technology for new and improved products from the research laboratories through the manufacturing area and into the marketing division for sales introductions. He has served as a biological consultant to the World Health Organization, National Institutes of Health, and The Bill & Melinda Gates Foundation. Dr. Elliott holds a Ph.D. in Virology from Purdue University, and an M.S. in Microbiology and a B.A. in Biology from North Texas State University. He serves as a member of the American Association for Advancement of Science, American Society for Microbiology, and American Tissue Culture Association.

Jules Müsing has been a director since June 2011. In the course of his career at Johnson & Johnson, Mr. Müsing was responsible for worldwide licensing and acquisition of pharmaceutical and biotechnology products and technologies and the establishment of strategic alliances. This included the establishment of new scientific and product collaborations in various therapeutic areas, the negotiation of licensing and alliance agreements with biotechnology and pharmaceutical companies worldwide, and the partnering, spin-out and out-licensing of company pharmaceutical and biotechnology assets. Prior to moving into that role, Mr. Müsing was Vice President Marketing International for the Janssen Pharmaceutical Group of Companies Worldwide; President of Pitman-Moore, Inc., a U.S.-based Johnson & Johnson company; Managing Director of Janssen Pharmaceutical in Portugal; President of Serono, Inc. in the U.S. and Executive Vice President with responsibilities for North and South America; Member of the Board of Ortho Biotech, Inc.; and Managing Director of Ortho Biotech in France (a Johnson & Johnson affiliate).

Audit Committee

Our board has constituted an audit committee that is comprised of Mr. Chang, Dr. Bassett and Mr. McKey, Jr. Our board has determined Mr. Chang to be an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. The Board has determined that Mr. Chang, based upon his experience, training and education, qualifies as an audit committee financial expert by virtue of the fact that he has (a) an understanding of generally accepted accounting principles (“GAAP”) and financial statements; (b) the ability to assess the general application of GAAP in connection with accounting for estimates, accruals and reserves; (c) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements as well as experience actively supervising one or more persons engaged in such activities; (d) an understanding of internal controls and procedures for financial reporting; and (e) an understanding of audit committee functions.

The audit committee operates pursuant to a written charter, a copy of which can be found on the Company’s website at www.ibioinc.com, “Corporate Governance.”

Code of Ethics

We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K, which applies to our principal executive officer and senior financial officers, a copy of which can be found on the Company’s website at www.ibioinc.com, “Corporate Governance.” If we make substantive amendments to the Code of Ethics that are applicable to our principal executive or financial officers, we will disclose the nature of such amendment or waiver in a report on Form 8-K in a timely manner.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the 1934 Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Messrs. Erwin, Kay, McKey, Chang and Hill each filed one late report relating to a grant of stock options, Mr. DeSantis filed one late report relating to acquisition of shares, and Dr. Elliott and E. Gerald Kay each filed a late initial Form 3 report.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by Chief Executive Officer and our two other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Robert B. Kay,	2011	$250,935	$-0-	$-0-	$1,886,007	$-0-	$-0-	$2,136,942
Executive Chairman and CEO	2010	200,000	-0-	-0-	28,466	-0-	-0-	228,466
Robert Erwin,	2011	207,695	-0-	-0-	193,340	-0-	-0-	401,035
President	2010	200,000	-0-	-0-	28,466	-0-	-0-	228,466

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Douglas Beck,	2011	$28,769	-0-	-0-	$80,447	-0-	-0-	109,216
Chief Financial Officer (2)	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Frederick Larcombe,	2011	91,360	-0-	-0-	-0-	-0-	-0-	91,360
Chief Financial Officer (3)	2010	120,282	-0-	-0-	-0-	-0-	-0-	120,282

(1)

The amounts in this column reflect the dollar amount recognized as expense with respect to stock options for financial statement reporting purposes for the years ended June 30, 2011 and 2010 in accordance with ASC 718.

(2)	Commenced April 29, 2011.

(3)

Mr. Larcombe was an independent contractor whose services were provided through a professional services firm. This amount represents the total amount billed by that firm to the Company for Mr. Larcombe’s services. Services rendered through May 15, 2011.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2011

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#)	Exercise Price ($)	Expiration Date	Market Value ($)(1)

Robert B. Kay (2)	250,000	0.20	2/13/19		$665,000
Robert B. Kay (2)	250,000	0.66	8/10/19		$550,000
Robert B. Kay (2)	300,000	1.73	8/16/20		$339,000
Robert B. Kay (2)	500,000	3.07	12/30/20	$	N/A
Robert B. Kay (2)	500,000	3.07	12/30/20	$	N/A
Robert L. Erwin (2)	250,000	0.20	2/13/19		$665,000
Robert L. Erwin (2)	250,000	0.66	8/10/19		$550,000
Robert L. Erwin (2)	300,000	1.73	8/16/20		$339,000
Douglas Beck (3)	100,000	2.69	5/3/21		$17,000

(1)	The market value for the option at June 30, 2011 was based upon the closing stock price at such date which was $2.86 per share, less the exercise price.

(2)	Shares vest in five equal annual installments.

(3)	Shares vest in three equal annual installments.

Employment Agreements

As of June 30, 2011, we did not have any employment contracts or other similar agreements or arrangements with any of our named executive officers.

Incentive Compensation Plan

We have established an incentive compensation plan and have reserved 10,000,000 shares of common stock to be issued to employees under this plan. As of June 30, 2011, we granted stock options with an aggregate of 4,350,000 underlying shares of common stock.

Director Compensation

Compensation for our non-employee directors has historically consisted of a grant of stock options vesting over a three-year period and additional cash compensation. We do not have a fixed policy with respect to this compensation, but the compensation is generally equal for each non-employee director except in cases where a director assumes additional responsibilities above and beyond standard board service. Directors who are also our employees will receive no additional compensation for their services as directors.

Director Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in the fiscal year ended June 30, 2011 for services to us:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)

General James T. Hill	$25,000	38,360	63,360
Glenn Chang	10,000	38,360	48,360
John D. McKey	10,000	38,360	48,360
Philip K. Russell, M.D.	10,000	15,280	25,280
Pamela Bassett, D.M.D.	10,000	14,660	24,660
Jules Müsing	556	47,280	47,836

(1)

The amounts in this column reflect the dollar amount recognized as expense with respect to stock options for financial statement reporting purposes during the twelve months ended June 30, 2011 in accordance with ASC 718.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of September 15, 2011:

•	each person who is known by us to be the beneficial owner of 5% or more of our common stock;

•	each of our directors and executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise noted in the footnotes below, the entity, individual director or executive officer or their family members or principal stockholder has sole voting and investment power with respect to such securities.

The address of each of the persons listed below is c/o iBio, Inc., 9 Innovation Way, Suite 100, Newark, Delaware 19711.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned (2)

E. Gerald Kay	4,310,703	(3)	13.3%
Carl DeSantis	4,987,641	(4)	15.4%
Robert B. Kay	1,869,962	(5)	5.6%
John McKey, Jr.	927,779	(6)	2.8%
Glenn Chang	144,150	(7)	*
General James T. Hill	155,000	(8)	*
Philip K. Russell, M.D.	40,000	(9)	*
Pamela Bassett, D.M.D.	40,000	(9)	*
Arthur Y. Elliott, Ph.D.	40,000	(9)	*
Jules A. Müsing	20,000	(9)	*
Robert L. Erwin	360,000	(9)	1.1%
Vidadi Yusibov, Ph.D.	212,150	(10)	*
Douglas Beck	33,333	(9)	*
Directors and executive officers as a group (11 persons)	3,842,374	(11)	11.2%

*	Represents less than 1% of outstanding shares.

(1)

Unless otherwise indicated, includes shares owned by a spouse, minor children, by relatives sharing the same home, and entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days after September 15, 2011, by the exercise of warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Based upon 32,382,095 shares of common stock outstanding on September 24, 2011.

(3)	Includes (i) 819,628 shares of common stock held by EGK LLC, of which the Mr. Kay is the manager and (ii) 1,266,706 shares of common stock owned by Integrated BioPharma, Inc. of which

Mr. Kay is a member of a control group. Shares dispositive power with Christina Kay with respect to 33,394 shares of common stock and with Riva Kay Sheppard with respect to 33,394 shares of common stock.

(4)

Includes (i) 6,125 shares of common stock owned directly by Mr. DeSantis, (ii) 1,266,706 shares of common stock held by Integrated BioPharma, Inc., of which Mr. DeSantis is a controlling person, (iii) 1,469,393 shares of common stock beneficially held by CD Financial, LLC, and (iv) 2,245,417 shares of common stock held by the DeSantis Revocable Trust.

(5)	Includes (i) 819,629 shares of common stock held by EVJ LLC, of which Mr. Kay is the manager, and (ii) 830,000 shares of common stock underlying vested stock options.

(6)	Includes 206,667 shares of common stock underlying vested stock options.

(7)	Includes 132,000 shares of common stock underlying vested stock options.

(8)	Includes 140,000 shares of common stock underlying vested stock options.

(9)	All shares listed are shares of common stock underlying vested stock options.

(10)	Includes 200,000 shares of common stock underlying vested stock options.

(11)	Includes 2,042,000 shares of common stock underlying vested stock options.

Equity Compensation Plans

The following table provides information regarding the status of our existing equity compensation plans at June 30, 2011:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Warrants	Remaining Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Options Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by stockholders	4,350,000	$1.49	5,650,000

Equity compensation plans not approved by stockholders	—	—	—

Total	4,350,000	$1.49	5,650,000

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Board’s policy is to review with management and our independent auditor any related party transactions brought to the Board’s attention which could reasonably be expected to have a material impact on our financial statements. The Company’s practice is for management to present to the Board each proposed related party transaction, including all relevant facts and circumstances relating thereto, and to update the Board as to any material changes to any approved related party transaction. In connection with this requirement, each of the transactions or relationships disclosed below were disclosed to and approved by our Board. In addition, transactions involving our directors and their affiliated entities were disclosed and reviewed by our Board in its assessment of our directors’ independence requirements.

Historical Relationship with Integrated BioPharma, Inc.

We were a subsidiary of Integrated BioPharma from February 21, 2003 until August 18, 2008. As a result, in the ordinary course of our business, we received various services provided by Integrated BioPharma, including treasury, tax, legal, investor relations, executive oversight and other services. Integrated BioPharma also provided us with the services of a number of its executives and employees. Our historical financial statements include allocations by Integrated BioPharma of a portion of its overhead costs related to these services. These cost allocations have been determined on a basis that we and Integrated BioPharma considered to be reasonable reflections of the use of these services. Integrated BioPharma’s allocations and charges to us aggregated $0 and $8,333 for the years ended June 30, 2011 and 2010, respectively, of expenses it incurred for providing us these services.

Integrated BioPharma’s Distribution of Our Stock

As of June 30, 2008, Integrated BioPharma owned all of our common stock until completion of the distribution on August 18, 2008. In connection with the distribution, Integrated BioPharma distributed its equity interest in us to its stockholders in a transaction that was intended to be tax-free to Integrated BioPharma and its U.S. stockholders.

Agreements Between Us and Integrated BioPharma

We entered into the agreements listed below with Integrated BioPharma prior to the completion of the distribution in the context of our relationship as a subsidiary of Integrated BioPharma. The prices and other terms of these agreements may be less favorable to us than those we could have obtained in arm’s-length negotiations with unaffiliated third parties for similar services or under similar agreements.

Separation and Distribution Agreement. The separation and distribution agreement contains the key provisions relating to the distribution by Integrated BioPharma to its stockholders of our common stock.

On the distribution date, Integrated BioPharma and we entered into the following ancillary agreements governing various ongoing relationships between Integrated BioPharma and us following the distribution date:

•	an indemnification and insurance matters agreement;
•	a tax responsibility allocation agreement; and
•	a transitional services agreement.

To the extent that the terms of any of these ancillary agreements conflict with the separation and distribution agreement, the terms of these ancillary agreements govern. We describe these agreements more fully below.

Intercompany Payable. As of June 30, 2008, we were indebted to Integrated BioPharma in an amount of approximately $7.9 million, as a result of the prior intercompany financial relationship between our Company as a subsidiary and Integrated BioPharma as the corporate parent. Immediately following the consummation of the distribution, approximately $2.7 million of the then outstanding balance of the intercompany payable was converted into equity as a capital contribution to us, and, Integrated BioPharma owned 5.4% of our outstanding shares of common stock as of the August 12, 2008 when also taking into account the completion of the private placement as described herein. The remaining balance of approximately $5.2 million was contributed to capital and did not result in any new shares issued to Integrated BioPharma of iBio.

Information Exchange. We and Integrated BioPharma agreed to share information with each other for use as long as no law or agreement is violated, it is not commercially detrimental to us or Integrated BioPharma, and no attorney-client privilege is waived:

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

Integrated BioPharma and we also agreed:

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

Indemnification and Insurance Matters Agreement

Indemnification. In general, under the indemnification and insurance matters agreement, we agreed to indemnify Integrated BioPharma, its affiliates and each of its and their respective directors, officers, employees, agents and representatives from all liabilities that arise from:

•	any breach by us of the separation and distribution agreement or any ancillary agreement;

•	any of our liabilities reflected on our consolidated balance sheets included in the information statement relating to the spin-off;

•	our assets or businesses;

•	the management or conduct of our assets or businesses;

•	the liabilities allocated to or assumed by us under the separation and distribution agreement, the indemnification and insurance matters agreement or any of the other ancillary agreements;

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

Under the indemnification and insurance matters agreement, a party has the right to control the defense of third-party claims for which it is obligated to provide indemnification, except that Integrated BioPharma has the right to control the defense of any third-party claim or series of related third- party claims in which it is named as a party whether or not it is obligated to provide indemnification in connection with the claim and any third-party claim for which Integrated BioPharma and we may both be obligated to provide indemnification. We may not assume the control of the defense of any claim unless we acknowledge that if the claim is adversely determined, we will indemnify Integrated BioPharma in respect of all liabilities relating to that claim. The indemnification and insurance matters agreement does not apply to taxes covered by the tax responsibility allocation agreement.

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

Director Independence

Our board of directors has determined that Ms. Bassett and Messrs. Chang, Elliott, Hill, McKey, Russell and Müsing are “independent directors” as such term is defined in Section 803 of the NYSE Amex Company Guide.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for fiscal years ended June 30, 2011 and June 30, 2010 by J.H. Cohn LLP:

	For The Year Ended June 30,

	2011	2010

Audit Fees	$110,500	$98,000
Audit-related Fees		8,500
Tax Fees	6,000	6,000
Other Fees	—	—

Total Fees	$116,500	$112,500

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees we paid J.H. Cohn LLP for professional services for the audit of our financial statements included in our annual reports on Form 10-K, review of financial statements included in our quarterly reports on Form 10-Q as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of our documents filed with the Securities and Exchange Commission including related to capital-raising transactions.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

The Audit Committee has determined that the rendering of the services other than audit services by J.H. Cohn LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits and Index

	(1)	A list of the financial statements filed as part of this report is set forth in the index to financial statements at page F-1 and is incorporated herein by reference

	(2)	An index of exhibits incorporated by reference or filed with this Report is provided below:

Number	Description

3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (2)
3.3	Bylaws of the Company (3)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Investor Warrant (2008) (4)
4.3	Form of Investor Warrant (2010) (5)
10.1	Separation and Distribution Agreement, dated as of November 14, 2007, between Integrated BioPharma, Inc. and the Company (6)
10.2	Indemnification and Insurance Matters Agreement between Integrated BioPharma, Inc., and the Company (7)
10.3	Transitional Services Agreement between Integrated BioPharma, Inc. and the Company (7)
10.4	Tax Allocation Agreement between Integrated BioPharma, Inc. and the Company (7)
10.5	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (1)
10.6	Non-Standard Navy Cooperative Research and Development Agreement, dated August 17, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (8)
10.7	Supply License Agreement, dated as of March 22, 2006, between the Company and Mannatech, Inc. (8)
10.8	Form of Registration Rights Agreement (2008) (4)
10.9	Conversion Agreement, dated August 19, 2008, by and between the Company and Integrated BioPharma, Inc. (4)
10.10	Employment Agreement, dated February 25, 2010, between the Company and Vidadi Yusibov, Ph.D. (9)
10.11	Form of Registration Rights Agreement (2010) (5)
23.1	Consent of Independent Registered Public Accounting Firm (10)
31.1

Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)

31.2

Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)

32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on July 11, 2008.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2010.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009.
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2008.
(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.
(6)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on March 7, 2008.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2008.
(8)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on June 18, 2008.
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2010.
(10)	Filed herewith.

Item 8: Financial Statements

IBIO, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
iBio, Inc.

We have audited the accompanying balance sheets of iBio, Inc. as of June 30, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iBio, Inc. as of June 30, 2011 and 2010, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the financial statements, effective July 1, 2009, the Company adopted guidance in Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity”.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred net losses and negative cash flows from operating activities for the years ended June 30, 2011 and 2010 and has an accumulated deficit and working capital deficit as of June 30, 2011. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note B. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J. H. Cohn LLP

Eatontown, New Jersey
September 29, 2011

iBio, Inc.
Balance Sheets

	As of June 30,
Assets	2011	2010
Current assets:

Cash	$2,843,300	$909,932
Accounts receivable	344,085	—
Prepaid expenses	763,583	47,460
Other current assets	349,210	68,150
Total current assets	4,300,178	1,025,542

Fixed assets, net	8,412	11,050
Intangible assets, net	3,027,239	3,893,653

Total assets	$7,335,829	$4,930,245

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable	$2,895,359	$2,007,166
Accrued expenses	56,059	132,865
Derivative instrument liability	4,187,769	1,714,084
Total liabilities	7,139,187	3,854,115

Commitments and contingencies

Stockholders' equity:

Preferred stock, no par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,382,095 and 28,272,655 issued and outstanding as of June 30, 2011 and 2010, respectively	32,382	28,273
Additional paid-in capital	25,826,203	14,567,349
Accumulated deficit	(25,661,943)	(13,519,492)

Total stockholders' equity	196,642	1,076,130

Total liabilities and stockholders' equity	$7,335,829	$4,930,245

The accompanying notes are an integral part of these audited financial statements.

iBio, Inc.
Statements of Operations

	Year Ending June 30,
	2011	2010
Revenues	$520,080	$—

Operating expenses:

Research and development	3,083,517	2,517,360
General and administrative	7,090,568	2,072,379
Total	10,174,085	4,589,739

Operating loss	(9,654,005)	(4,589,739)

Other income (expense):

Interest income	12,620	12,731
Interest expense	(50,501)	(13,109)
Royalty income	23,120	26,792
Change in the fair value of derivative financial instrument	(2,473,685)	(1,514,695)
Total	(2,488,446)	(1,488,281)

Net loss	$(12,142,451)	$(6,078,020)

Net loss per common share - Basic and diluted	$(0.39)	$(0.22)

Weighted average common shares outstanding -
Basic and diluted	30,968,798	27,303,094

The accompanying notes are an integral part of these audited financial statements.

iBio, Inc.
Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Defict	Total
Balance, June 30, 2009	23,357,519	$23,358	$13,049,734	(8,684,868)	$4,388,224
Cumulative effect of a change in accounting principle, adoption of ASC- 815-40 (Note B)			(1,442,785)	1,243,396	(199,389)
Issuance of common stock at $0.65 per share, net of expenses in September 2009	4,615,385	4,615	2,791,272		2,795,887
Common stock issued in accordance with down round provision of the August 2008 equity issuance	299,751	300	(300)		—
Stock-based compensation			143,828		143,828
Warrants issued for services			25,600		25,600
Net loss				(6,078,020)	(6,078,020)
Balance, June 30, 2010	28,272,655	28,273	14,567,349	(13,519,492)	1,076,130
Issuance of common stock and warrants between October and November 2010 at $2.00 per unit, net of expenses	4,000,000	4,000	7,231,644		7,235,644
Common stock issued in accordance with down round provisions of the August 2008 equity issuance	19,599	20	(20)		—
Issuance of common stock in connection with exercise of warrants for cash and the cashless provision of the warrant agreement	89,841	89	129,911		130,000
Stock-based compensation			2,793,662		2,793,662
Warrants issued for services			1,103,657		1,103,657
Net loss				(12,142,451)	(12,142,451)
Balance, June 30, 2011	32,382,095	$32,382	$25,826,203	$(25,661,943)	$196,642

The accompanying notes are an integral part of these audited financial statements.

iBio, Inc.
Statements of Cash Flows

	Year Ended June 30,
	2011	2010

Cash flows used in operating activities:

Net loss	$(12,142,451)	$(6,078,020)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in the fair value of derivative instrument liability	2,473,685	1,514,695
Stock-based compensation expense	2,793,662	143,828
Issuance of warrants for services	1,103,657	25,600
Depreciation and amortization	376,810	337,029
Impairment of intangible assets	586,330	—

Changes in operating assets and liabilities:
Increase in accounts receivable	(344,085)	—
(Increase) decrease in prepaid expenses and other current assets	(997,183)	110,754
Increase in accounts payable	888,193	1,894,835
Decrease in accrued expenses	(76,806)	(296,944)

Net cash used in operating activities	(5,338,188)	(2,348,223)

Cash flows used in investing activities:
Purchase of intangible assets	(92,864)	(576,976)
Purchase of fixed asset	(1,224)	—

Net cash used in investing activities	(94,088)	(576,976)

Cash flows from financing activities:

Proceeds from sale of common stock and warrants, net of expenses	7,235,644	2,795,887
Proceeds from the exercise of warrants	130,000	—
Net cash provided by financing activities	7,365,644	2,795,887

Net increase (decrease) in cash	1,933,368	(129,312)

Cash - Beginning of year	909,932	1,039,244

Cash - End of year	$2,843,300	$909,932

Supplemental disclosures of non-cash operating and financing activities:
Cumulative effect of a change in accounting principle - Adoption of ASC 815-40	$—	$199,389
Issuance of 19,599 and 299,751 shares of common stock in accordance down round provisions August 2008	$20	$300
Issuance of 19,841 shares of common stock from the cashless exercise provision in exchange for 25,000 warrants	$20	$—

The accompanying notes are an integral part of these audited financial statements.

iBio, Inc.
Notes to Financial Statements

NOTE A - BUSINESS

iBio, Inc. (“iBio” or the “Company”) is a biotechnology company focused on commercializing its proprietary technology, the iBioLaunch™ platform, for biologics including vaccines and therapeutic proteins. The Company’s strategy is to promote its commercial products through collaborations and license arrangements. iBio expects to receive upfront license fees, milestone revenues, service revenue and royalties on end products. The Company believes its technology offers the opportunity to develop products that might not otherwise be commercially feasible, and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low cost, high quality biologics manufacturing systems. The Company’s near-term focus is to establish business arrangements for use of our technology by licensees for the development and production of products for both therapeutic and vaccine uses. Vaccine candidates presently being advanced on its proprietary platform are applicable to newly emerging strains of H1N1 swine-like influenza, and H5N1 avian influenza, yellow fever, and anthrax. Therapeutic candidates presently being advanced on our proprietary platform include human alpha galactosidase A for the treatment of Fabry disease, human C-1 esterase inhibitor for the treatment of hereditary angioedema, human alpha-1 antitrypsin for treatment of disorders caused by a lack of deficiency of alpha-1 antitrypsin, and several other therapeutic protein targets for which preliminary product feasibility has been demonstrated.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Basis of Presentation

The Company has incurred significant losses and negative cash flows from operations since its spinoff from its Former Parent in August 2008. As of June 30, 2011, the Company’s accumulated deficit was approximately $25,662,000 and had cash used from operations for the year-end June 30, 2011 and 2010 of approximately $5,338,000 and $2,348,000, respectively. The Company has historically financed its activities through the sale of common stock and warrants. To date, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ platform, advancing its intellectual property and general and administrative activities. Cash on hand as of June 30, 2011 was approximately $2,843,000 and is expected to support the Company’s activities through January 2012.

The Company plans to fund its development and commercialization activities through January 2012 and beyond through milestones receipts from licensing arrangements including royalties and/or the sale of equity securities. The Company cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) Significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) Seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) Relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize itself and possibly cease operations.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of that uncertainty.

In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable. The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with Food and Drug Administration (“FDA”) and other governmental regulations and approval requirements.

The Company operates in one business segment.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectability of the fees is reasonably assured.

Commencing in February 2011, the Company recognized service revenue.

Revenues from milestone payments are recognized when earned, as evidenced by written acknowledgement from the collaborator, provided that (i) the milestone event is substantive and its achievement was not reasonably assured at the inception of the agreement, and (ii) the Company’s performance obligations, if any, after the milestone achievement will continue to be funded by the collaborator at a comparable level to that before the milestone was achieved. If both of these criteria are not met, the milestone payment would be recognized over the remaining minimum period of the Company’s performance obligations under the arrangement.

For arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets, we recognize revenue from milestone payments over the remaining minimum period of performance obligations under such multiple element arrangements.

Amounts received for upfront technology license fees under multiple-element arrangements are deferred and recognized on a straight-line basis over the period of committed services or performance, which approximates the level of efforts provided, if such arrangements require the Company’s on-going services or performance. The Company has had no such revenues to date.

If a collaborator develops and markets a product that utilizes the Company’s technology, the Company will be eligible to receive royalties based on net sales of the product, as defined by the relative agreement. The Company will recognize such royalties, if any, at the time that the royalties become payable to the Company from the collaborator. The Company has had no such revenues to date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are valuation and recovery of intangible assets, stock-based compensation, valuation of derivative instruments and income taxes and valuation of income taxes.

Concentration of Risk

The Company invests its excess cash to ensure both liquidity and safety of principal. Excess cash is invested in a strong financial grade institution to reduce the Company’s credit risk. At times, the Company’s cash balances may exceed federally insured limits.

The Company has an exposure to credit risk in its trade accounts receivable from sales of it services. The entire accounts receivable and service revenues are from one customer that is located in Brazil. The Company invoices the customer in U.S. dollars.

The Company relies on the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (“FhCMB”) to perform its research and development.

Research and Development

Research and development costs primarily consist of salaries, benefits, research contracts for the advancement of product development, stock-based compensation, and consultants. The Company expenses all research and development costs in the periods in which they are incurred.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period vesting period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model adjusted for the unique characteristics of those instruments.

Compensation expense for options and warrants granted to non-employees is determined by the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is measured each period as the underlying options or warrants vests.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2011 and 2010, the Company had recognized a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax jurisdiction since its spin off in August 2008. Uncertain tax positions taken on our tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2011 or 2010.

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is the same as basic net loss per common share since the common shares issuable pursuant to the exercise of stock options and warrants in the calculation of diluted net loss per common share have been excluded given that the effect would have been anti-dilutive.

The following table summarizes the number of common shares excluded from the calculation of diluted net loss per common share:

	Years Ended June 30,

	2011	2010

Warrants	7,948,607	3,085,811
Stock options	4,350,000	2,210,000

Totals	12,298,607	5,295,811

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, accounts receivable, other current assets, accounts payable, accrued expenses and derivative liabilities (including derivative instrument). Due to the short-term nature of the cash, accounts receivable, current assets, accounts payable, accrued expenses and derivative liabilities, the carrying amounts of these assets and liabilities approximate their fair value.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table sets forth the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis, by input level, in the balance sheet at June 30, 2011 and 2010.

	Fair value measurement at reporting date using

	Quoted prices In active Market for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Approximate Total Reduction in Fair Value Recorded at June 30, 2011

At June 30, 2011:
Assets:
Nonrecurring
Intellectual property	$—	$—	$1,946,290	$1,946,290	$355,000
Patents	—	—	1,080,949	1,080,949	231,000

	$—	$—	$3,027,239	$3,027,239	$586,000

Liabilities:
Recurring
Derivative instrument liability	$—	$4,187,769	$—	$4,187,769

At June 30, 2010:
Liabilities:
Recurring
Derivative instrument liability	$—	$1,714,084	$—	$1,714,084

The above valuations were determined using level 2 and level 3 unobservable inputs as described in Note C and Note D.

The reconciliation of the derivative instrument liability measured at fair value on a recurring basis using observable inputs (Level 2) is as follows:

	Derivative Liability
	2011	2010
Balance, July 1	$1,714,084	$199,389
Change in fair value of derivative liability	2,473,685	1,514,695

Balance, June 30	$4,187,769	$1,714,084

The fair value of the derivative instrument liability is based on Level 2 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note D for further discussion of the derivative instrument liability.

Derivatives and Hedging-Contracts in Entity’s Own Equity

Effective July 1, 2009, the Company adopted guidance in ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity”. This guidance was effective for fiscal years beginning after December 15, 2008 and the adoption by the Company effective July 1, 2009 had a material impact upon the Company’s financial statements. Upon this adoption, the Company recorded the estimated fair value of these financial instruments of approximately $199,000 as of July 1, 2009. The Company was required to account for the August 2008 Warrants as derivative liabilities.

In accordance with the provisions of Accounting Standards Codification (“ASC”) 815-40” Derivatives and Hedging” the embedded August 2008 warrants (the “August Warrants’) are not considered indexed to our stock. As a result of the down round protection in the August Warrants and the application of ASC 815-40, the August 2008 warrants were required to be accounted for as derivative instruments and have been recognized as a liability in the balance sheet effective July 1, 2009. The fair value of the derivative instrument liability is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate.

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the asset’s estimated useful life, which is three or five years.

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Intellectual property is amortized over a period from eighteen to twenty three years and patents over ten years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance for fair value measurements to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. The guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. The guidance is effective for the Company prospectively beginning in the first quarter of fiscal 2012. The Company is currently evaluating the impact this guidance may have on its financial position, results of operations, and cash flows.

Reclassification

Certain prior period amounts in the financial statements and notes thereto have been reclassified to conform to the current period presentation. Specifically, accounts receivable of $47,460 have been reclassified to prepaid expenses as of June 30, 2010.

NOTE C – INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of June 30,

	2011	2010

Intellectual property	$3,100,000	$3,600,000
Patents	1,533,366	1,760,548

	4,633,366	5,360,548

Accumulated amortization - Intellectual property	(1,153,710)	(1,114,937)
Accumulated amortization - patents	(452,417)	(351,958)

	(1,606,127)	(1,466,895)

Net	$3,027,239	$3,893,653

Intellectual property consists of technology for producing targeted proteins in plants for the development and manufacture of novel vaccines and therapeutics for humans and certain veterinary applications (the

“Technology”). The Company acquired this Technology from FhCMB through a TTA in December 2003, as amended, for $3,600,000.

Terms of the TTA require FhCMB to provide the Company with research and development services related to the commercialization of the Technology and allow FhCMB to apply the Technology to the development and production of certain vaccines for use in developing countries as defined in the agreement. The most recent amendment to the TTA requires: a) the Company to make payments to FhCMB of $2,000,000 per year for five years, aggregating $10,000,000, for such services beginning in November 2009; and b) FhCMB to expend at least equal amounts during the same timeframe for research and development services related to the commercialization of the Technology. Additionally, under the terms of the TTA and for a period of fifteen years: a) the Company shall pay FhCMB a defined percent (per the agreement) of all receipts derived by the Company from sales of products produced utilizing the Technology and a defined percentage (per the agreement) of all receipts derived by the Company from licensing the Technology to third parties with an overall minimum annual payment of $200,000 beginning with the twelve months ended December 2010; and b) FhCMB shall pay the Company a defined percentage (per the agreement) of all receipts from sales, licensing, or commercialization of the Technology in developing countries as described above.

The Company recorded an additional milestone amount of $250,000 for the year ended June 30, 2010. For the years ended June 30, 2011 and 2010, the expense was approximately $1,333,000 and $2,250,000, respectively. The Company expensed a $1 million obligation payment for a cGMP (current good manufacturing practice) pilot plant at the FhCMB location for services rendered, which has been consistently applied.

Patents consist of payments for services and fees related to the further development and protection of the Company’s patent portfolio.

During the fourth quarter of June 30, 2011, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company’s near-term potential for upfront milestone receipts and or licensing deals led to further evaluation of its intellectual property including its patents. The Company recorded an impairment charge of approximately $586,000 for the year ended June 30, 2011 which was charged to general and administrative expense in the accompanying Statement of Operations. There was no impairment charge for the year ended June 30, 2010.

Amortization expense for intangible assets is recorded utilizing the straight-line method over periods ranging from 10 to 23 years, is included in and general and administrative expenses and was approximately $373,000 and $333,000, for the years ended June 30, 2011 and 2010, respectively.

The estimated annual amortization expense for intangible assets for the next five years and thereafter is as follows:

Year ending June 30,

2012	$309,000
2013	359,000
2014	357,000
2015	352,000
2016	337,000
Thereafter	1,313,000

$3,027,000

NOTE D – DERIVATIVE FINANCIAL INSTRUMENTS

The Company was required to account for the August Warrants as derivative liabilities in accordance with ASC 815-40. The Company is required to mark to market in each reporting quarter the value of the embedded derivative and the August Warrants. The Company revalues these derivative liabilities at the end of each reporting period. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative gain (if the value of the embedded derivative and August Warrants decrease) or as non-cash derivative loss (if the value of the embedded derivative and August Warrants increase). If the stock price goes up, derivative liability will generally increase and if the stock price goes down derivative liability will generally decrease. For the years ended June 30, 2011 and 2010, the Company recorded a non-cash expense of approximately $2,474,000 and $1,515,000, respectively.

The assumptions made in computing the estimated fair value for the derivative instruments using the Black-Scholes option pricing model were as follows:

	As of June 30,

	2011	2010

Common stock price	$2.86	$1.38
Risk free interest rate	0.41%	1.04%
Dividend yield	0%	0%
Volatility	96.7%	98.0%
Remaining contract term (in years)	2.2	3.2

NOTE E- INCOME TAXES

The components of the Company’s deferred tax assets are as follows:

	As of June 30,

	2011	2010

Deferred tax assets:
Net operating loss	$6,217,000	$3,792,000
Accounts payable amounts not currently deductible	632,000	539,000
Stock-based compensation – options	1,125,000	57,000
Stock-based compensation – warrants	497,000	0
Intangible assets – impairment	234,000

Vacation accrual	9,000	13,000
Other	7,000	—
Valuation allowance	(8,721,000)	(4,401,000)

	$—	$—

Federal net operating losses of approximately $2.4 million were used by the Former Parent prior to June 30, 2008 and are not available to the Company. The Former Parent allocated the use of the Federal net operating losses available for use on its consolidated Federal tax return on a pro rata basis based on all of the available net operating losses from all the entities included in its control group.

Federal and state net operating losses of approximately $15,150,000 and $17,055,000 are available to the Company as of June 30, 2011 and will expire at various dates through 2031. These carryforwards could be subject to certain limitations in the event there is a change in control, pursuant to Internal Revenue Code Section 382, of the Company and have been fully reserved in the Company’s valuation allowance account as there is substantial doubt the Company and of the Former Parent would be able use these net operating losses to offset future taxable income before the net operating losses expire and the Company or the Former Parent is able to realize the related benefit.

The components of the provision for income taxes consist of the following:

	For the Years Ended June 30,

	2011	2010

Current - State	$0	$0
Deferred - Federal	(4,128,000)	(1,552,000)
Deferred - State	(192,000)	(271,000)

Total	(4,320,000)	(1,823,000)
Change in valuation allowance	4,320,000	1,823,000

Income tax expense	$0	$0

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended June 30,

	2011	2010

Statutory Federal income tax rate	34%	34%
State (net of federal benefit)	6%	5%
Non-deductible expenses - Change in fair value of derivative financial instruments	(7)%	(9%)
Other	(3%)	—
Change in valuation allowance	(30%)	(30%)

Effective income tax rate	0%	0%

NOTE F- COMMITMENTS AND CONTINGENCIES

Research and Royalty Agreements

See Note C for the TTA agreement with FhCMB. For the years ended June 30, 2011 and 2010, the expense was approximately $1,333,000 and $2,250,000, respectively. During the year ended 2010, the Company expensed a million dollar obligation under this agreement to pay for a cGMP plant at FhCMB. The Company has consistently applied the accounting treatment as the expense is recorded as services are rendered.

In December 2010, the Company and FhCMB entered into a $1,660,000 research services agreement for research on selected therapeutic targets utilizing the Company’s technology. The expense for the year ended June 30, 2011 was approximately $457,000.

In March 2011, the Company and FhCMB entered into a $432,000 research services agreement for research regarding the use of a certain enzyme as a carrier molecule. The expense for the year ended June 30, 2011 was approximately $135,000.

Remaining minimum commitments to FhCMB as of June 30, 2011 are as follows:

2012	$3,507,000
2013	2,200,000
2014	2,200,000
2015	200,000
2016	200,000
Thereafter	1,600,000

$9,907,000

NOTE G- STOCKHOLDERS’ EQUITY

August 2008

The Company issued 2,345,752 shares of common stock at $2.13 per share and received net proceeds of $4,577,956. The Company issued warrants for the purchase of: a) 1,172,876 shares of common stock with an exercise price of $3.20 per share; and b) 1,172,876 shares of common stock with an exercise price of $4.26 per share. The number of warrants, shares and their exercise prices were subject to adjustment through August 18, 2011 should the Company issue common stock at a price per share less than $2.13. The warrants were immediately exercisable and expire on August 18, 2013. The number of warrants, shares and exercise prices were adjusted in accordance with the terms of subsequent equity issuances in September 2009 and October and November 2010, since both were was less than $2.13 per share.
Due to down round protection, the Company accounts for such derivatives as liabilities pursuant to ASC 815-40.

September 2009

In September 2009, the Company issued 4,615,385 shares of common stock at $0.65 per unit and received net proceeds of $2,795,887 and issued warrants to the placement agent for the purchase of 250,587 shares of common stock at a price of $0.65 per share. The warrants were 100% vested upon issuance and expire in September 2014. The Company estimated fair value of the warrants to be $93,000.

Based upon the down round provisions from the August 2008 equity offering, the Company:

1)	Issued 299,751 shares of common stock to the investors in the August 2008 equity offering; and

2)

Adjusted the warrant agreements with the investors in the August 2008 equity offering to provide for the purchase of an additional 369,472 shares of common stock and adjusted the exercise prices as follows:

	a)	Warrants for the purchase of 1,172,876 shares of common stock at $3.20 per common share were revised to provide for the purchase of 1,350,073 shares of common stock at $2.78 per common share; and

	b)	Warrants for the purchase of 1,172,876 shares of common stock at $4.26 per common share were revised to provide for the purchase of 1,365,151 shares of common stock at $3.66 per common share.

October and November 2010

Between October 2010 and November 2010, the Company raised $8,000,000 through the sale of 4,000,000 shares of common stock at $2.00 per unit. Additionally, each investor was issued a five-year warrant to purchase 4,000,000 shares of common stock at $2.20 per share. The Placement Agent was paid $530,000 and was issued five-year cashless exercise warrants to purchase 249,324 shares of the Company’s common stock at exercise prices ranging from $2.16 to $2.30 per share. The Company received net proceeds of $7,235,644 from this transaction.

Based upon the down round provisions from the August 2008 equity offering, the Company:

1)	Issued 19,599 shares of common stock to the investors in the August 2008 offerings;

2)	Adjusted the warrant agreements with the investors in the August 2008 offering to provide for the purchase of an additional 133,472 shares of common stock and adjusted the exercise prices as follows;

	a)	Warrants for the purchase of 1,350,073 shares of common stock at $2.78 per common share were revised to provide for the purchase of 1,400,449 at $2.68 per common share; and

	b)	Warrants for the purchase of 1,365,151 shares of common stock at $3.66 per common share were revised to provide for the purchase of 1,448,247 shares of common stock at $3.45 per common share.

Stock-Based Compensation - Stock Options

The Company accounts for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award. Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period.

On August 12, 2008, the Company adopted the iBioPharma (former Parent’s) 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors, or external service providers. Under the provisions of the Plan, the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10,000,000 shares. There are 5,650,000 options available for future issuance under the Plan. Options granted under the Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. Options granted under the Plan vest ratably at the end of each twelve month period within either a three or five year period from the date of grant.

Stock-based compensation expense was recorded as follows:

	For The Years Ended June 30,

	2011	2010

Research and development	$255,789	$9,768
General and administrative	2,537,873	134,060

Totals	$2,793,662	$143,828

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of such instruments. The risk-free interest rate assumptions were based upon the observed interest rates appropriate for the expected term of the equity instruments. The expected dividend yield was assumed to be zero as the Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future. The expected volatility was based upon historical volatility of the Company’s common stock. The Company routinely reviews its calculation of volatility based upon historical prices, expected changes in future volatility, the Company’s life cycle, its peer group, and other factors.

During the year ended June 30, 2011 and 2010, the Company granted options to the Board of Directors and Officers to purchase 1,910,000 and 1,300,000 shares of common stock, respectively. These options vest ratably on their anniversary each year from three to five years and expire in ten years from the date of grant. The estimated fair market value using the Black-Scholes option pricing model at the date of grant was approximately $3,886,000 and $804,000 for the years ended June 30, 2011 and 2010.

In March 2010, the Company granted an option to an employee for the purchase of 500,000 shares of common stock at a price of $0.87 per share. The option vests ratably on January 1, 2011 and the four subsequent anniversary dates, and expire on February 25, 2020. The Company estimated the fair value of the options on the grant dates to be $391,000 and had recorded such expense ratably over the vesting period within research and development expense. This employee serves as the Company’s Chief Scientific Officer and an Executive Director of FhCMB.

In March 2010, the Company granted an option to FhCMB for the purchase of 100,000 shares of common stock at a price of $0.87 per share that expires in ten years. The option vests ratably on the first through third anniversary dates of the grant provided FhCMB’s Executive Director serves as the Company’s Chief Scientific Officer. The Company estimated fair value of this option was $88,000 using the Black-Scholes option-pricing model and the expense is recorded within research and development expense.

A summary of the changes in options outstanding during the years ended June 30, 2011 and 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2009	780,000	$0.21
Granted	1,430,000	$0.78

Outstanding at June 30, 2010	2,210,000	$0.58	9.1	$1,770,000
Granted	2,140,000	$2.44

Outstanding and expected to vest at June 30, 2011	4,350,000	$1.49	8.7	$6,112,000

Options exercisable at June 30, 2011	2,025,333	$1.36	8.6	$3,139,000

The weighted average fair value of options granted during the years ended June 30, 2011 and 2010 were $1.98 and $1.56 respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	For the Years Ended June 30,

	2011	2010

Risk free interest rate	1.2% to 2.1%	2.7% to 3.4%
Dividend yield	None	None
Volatility	96.8% to 133.0%	80.0%
Expected term (in years)	5.5 to 10.0	6.0 to 6.5

Warrants

In July 2009, the Company issued warrants to a third party for the purchase of 100,000 shares of common stock at a price of $0.35 per share in connection with a professional service agreement. The warrants were fully vested upon issuance and expire in July 2014. The Company estimated the fair value of these warrant to be approximately $20,000 using the Black-Scholes option-pricing model and accounted for them as an expense within general and administrative expenses on the date of issuance. During the year ended June 30, 2011 and 2010, the Company recorded an expense of approximately $26,000 and $20,000, respectively to general and administrative expenses.

In November 2009, the Company issued a warrant to a financial advisor for the purchase of 20,000 shares of common stock at a price of $1.00 per share The warrants vested in equal amounts on the six and twelve months anniversaries after the date of issuance and expire in November 2011. During the years ended June 30, 2011 and 2010, the Company recorded expense of approximately $26,000 and $6,000, respectively to general and administrative expenses.

In July 2010, the Company issued a warrant to a financial advisor purchase 500,000 shares of common stock at $1.10 per share that expire in ten years. Theses warrant vested monthly and the Company recorded the estimated value at each month and revalues the unvested warrants at each reporting period until such warrants are fully vested. During the years ended June 30, 2011 and 2010, the Company recorded an expense of approximately $874,000 to general and administrative expenses.

In October 2010, the Company issued a warrant to a marketing development firm to purchase 300,000 shares of common stock at $1.38 per share that expire in five years that were fully vested. This warrant was cancelled and reissued warrants with the same terms to purchase 75,000 shares of common stock at $1.38 per share. The reissuance of the warrants was to terminate the agreement. The Company accounted for the cancellation and reissuance of these warrants as a modification. As of result of this transaction, the difference between the estimated fair market value of the warrants at date of modifcations was recorded to expense using the Black-Scholes option-model. For the year ending June 30, 2011, the Company recorded an expense of approximately $204,000 to general and administrative expenses.

A summary of the changes in warrants outstanding during the years ended June 30, 2011 and 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at June 30, 2009	2,345,752	$3.07
Granted	740,059	$(1.53	)*

Outstanding at June 30, 2010	3,085,811	$2.47
Granted	5,257,796	$1.99	*
Exercised	(95,000)	$1.54
Cancelled	(300,000)	$1.38

Outstanding at June 30, 2011	7,948,607	$2.00

Exercisable at June 30, 2011	7,688,607	$2.24

*Includes the result of down round provisions of lower exercise prices.

The fair value of each warrant was estimated using the Black-Scholes option pricing model using the following assumptions:

	Years Ended June 30,

	2011	2010

Risk-free interest rate	0.3% to 2.0%	0.3% to 3.4%
Dividend yield	0%	0%
Expected volatility	96.8% to 133%	80%
Expected term (in years)	2 to 5	1 to 5

The weighted average fair value of warrants granted during the years ended June 30, 2011 and 2010 were $1.29 and $0.24 respectively, on the date of grant.

NOTE H - RELATED PARTY TRANSACTIONS

1)

During the year ended June 30, 2011 and 2010, the Company maintained a license agreement with its Former Parent company. The Company earned royalties of approximately $23,000 and $27,000 during the years ended June 30, 2011 and 2010, respectively. A shareholder of the Company is also an officer of the Former Parent company.

2)	During the years ended June 30, 2011 and 2010, the Company services with FhCMB for research and development is described in Note F. The Company had the following transactions with FhCMB:

	Years Ended June 30,

	2011	2010

Research and development expense	$2,445,000	$2,250,000
Royalty	200,000	100,000

	As of June 30,

	2011	2010

Prepaid and other expenses	$760,000	$—
Accounts payable	2,360,000	1,350,000

The Company issued warrants and options to FhCMB and FhCMB’s Executive Director, respectively, as described in Note G. In March 2010, an employee of FhCMB entered into an employment agreement with the Company as its Chief Scientific Officer.

During the year ended June 30, 2010, the Company engaged the services of research and development vendor in which one of the Company’s officers has a minority investment. The Company recorded an expense of approximately $39,000 for services provided and such amount was included in research and development expense in the Statements of Operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on September 29, 2011.

iBio, Inc.

By:	/s/ Robert B. Kay

Robert B. Kay
Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of iBio, Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert B. Kay	Chief Executive Officer and Director	September 29, 2011
(Principal Executive Officer)
Robert B. Kay

/s/ Pamela Bassett	Director	September 29, 2011

Pamela Bassett, D.M.D.

/s/ Glenn Chang	Director	September 29, 2011

Glenn Chang

/s/ Arthur Y. Elliott	Director	September 29, 2011

Arthur Y. Elliott, Ph.D.

/s/ James T. Hill	Director	September 29, 2011

General James T. Hill (Ret.)

/s/ Douglas Beck	Chief Financial Officer (Principal	September 29, 2011
Financial and Accounting Officer)
Douglas Beck, CPA

/s/ John D. McKey, Jr.	Director	September 29, 2011

John D. McKey, Jr.

/s/ Philip K. Russell	Director	September 29, 2011

Philip K. Russell, M.D.

/s/ Jules Müsing	Director	September 29, 2011

Jules Müsing