Form 10-Q
period 2011-12-31
iBio, Inc.
filed 2012-02-14
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at February 14, 2012

Common Stock, $0.001 par value	47,767,095 Shares

iBio, Inc.
FORM 10-Q
For the Three and Six Month Period Ended December 31, 2011

Part 1 Financial Information
Item 1 Financial Statement

iBio, Inc.
Condensed Balance Sheets

	As of

	December 31, 2011	June 30, 2011

	(Unaudited)

Assets

Current assets:

Cash	$623,452	$2,843,300
Accounts receivable	233,832	344,085
Prepaid expenses	797,034	763,583
Other current assets	283,833	349,210

Total current assets	1,938,151	4,300,178

Fixed assets, net	6,294	8,412

Intangible assets, net	2,990,455	3,027,239

Other assets	85,336	—

Total assets	$5,020,236	$7,335,829

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$4,041,446	$2,895,359
Accrued expenses	276,802	56,059
Derivative instrument liability	396,509	4,187,769

Total liabilities	4,714,757	7,139,187

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,382,095 issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	32,382	32,382
Additional paid-in capital	27,149,557	25,826,203
Accumulated deficit	(26,876,460)	(25,661,943)

Total stockholders’ equity	305,479	196,642

Total liabilities and stockholders’ equity	$5,020,236	$7,335,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Revenues	$233,832	$—	$554,180	$—

Operating expenses:

Research and development	1,162,320	619,536	2,618,960	777,079
General and administrative	1,745,156	1,245,780	2,933,890	2,459,044

	2,907,476	1,865,316	5,552,850	3,236,123

Operating loss	(2,673,644)	(1,865,316)	(4,998,670)	(3,236,123)

Other income (expense):

Interest income	608	3,502	2,206	4,197
Interest expense	(16,800)	(12,926)	(26,376)	(26,051)
Royalty income	5,408	3,506	17,063	10,204
Change in the fair value of derivative instrument	1,086,768	(2,839,227)	3,791,260	(4,280,619)

	1,075,984	(2,845,145)	3,784,153	(4,292,269)

Net Loss	$(1,597,660)	$(4,710,461)	$(1,214,517)	$(7,528,392)

Net loss per common share - basic and diluted	$(0.05)	$(0.15)	$(0.04)	$(0.25)

Weighted average common shares outstanding - basic and diluted	32,382,095	30,926,018	32,382,095	29,599,336

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statement of Stockholders’ Equity
For The Six Months Ended December 31, 2011
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total

	Shares	Amount

Balance, June 30, 2011	32,382,095	$32,382	$25,826,203	$(25,661,943)	$196,642

Share-based compensation	—	—	1,323,354	—	1,323,354

Net loss	—	—	—	(1,214,517)	(1,214,517)

Balance, December 31, 2011	32,382,095	$32,382	$27,149,557	$(26,876,460)	$305,479

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,

	2011	2010

Cash flows used in operating activities:

Net loss	$(1,214,517)	$(7,528,392)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Change in the fair value of derivative instrument liability	(3,791,260)	4,280,619
Depreciation and amortization	160,976	187,587
Share-based compensation expense	1,323,354	1,391,956
Share-based compensation expense included in accrued expenses	70,752	—

Changes in operating assets and liabilities:
Decrease in accounts receivable	110,253	—
Increase in prepaid expenses and other current assets	31,927	(669,196)
Increase (decrease) in accounts payable	1,146,086	(37,039)
Increase in accrued expenses	149,991	143,235

Net cash used in operating activities	(2,012,438)	(2,231,230)

Cash flows used in investing activities - additions to intangible assets	(122,074)	(145,580)

Cash flows from financing activities
Net proceeds from the sale of common stock and warrants, net of expenses	—	7,235,644
Payment of deferred equity transaction costs	(85,336)	—

Net cash (used in) provided by activities	(85,336)	7,235,644

Net (decrease) increase in cash	(2,219,848)	4,858,834

Cash - Beginning of period	2,843,300	909,832

Cash - End of period	$623,452	$5,768,666

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Notes to Condensed Financial Statements (Unaudited)

NOTE A - BUSINESS

iBio, Inc. (“iBio” or the “Company”) is a biotechnology company focused on commercializing its proprietary technology, the iBioLaunch™ platform, for biologics including vaccines and therapeutic proteins. The Company’s strategy is to promote its commercial products through collaborations and license arrangements. iBio expects to receive upfront license fees, milestone revenues, service revenues and royalties on end products. The Company believes its technology offers the opportunity to develop products that might not otherwise be commercially feasible, and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low-cost, high-quality biologics manufacturing systems. The Company’s near-term focus is to establish business arrangements for use of its technology by licensees for the development and production of products for both therapeutic and vaccine uses.

Basis of Presentation

The accompanying financial information at December 31, 2011 and for the three and six months ended December 31, 2011 and 2010, is unaudited and includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted as permitted by regulations of the Securities and Exchange Commission. The interim results are not necessarily indicative of results to be expected for the full fiscal year. The condensed balance sheet amounts as of June 30, 2011 were derived from the audited financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company plans to fund its further development and commercialization through licensing and partnering arrangements, which may include milestone receipts and royalties, and/or the sale of equity securities. The Company cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Further, if additional funds are raised through the issuance of equity or debt, additional securities may have powers, designations, preferences or rights senior to its currently outstanding securities. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize itself and d) possibly cease operations.

In addition to the normal risks associated with a new business venture, there can be no assurance that any of the Company’s further research and development will be successfully completed or that any product will be approved or commercially viable.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note B to its audited Financial Statements included in its June 30, 2011 Form 10-K.There have been no significant changes to these policies or changes in accounting pronouncements during the three and six months ended December 31, 2011. During the three and six months ended December 31, 2011, the Board of Directors modified the terms of previously issued options to eliminate the cancellation provision, thus permitting an option holder, upon termination without cause, to exercise the vested portion of an option post-termination up to 10 years after the grant date. Current period option awards granted also include these terms. See Note C for compensation expense relating to such modification. Through September 30, 2011, the Company used the simplified method of estimating the expected term for share-based compensation. During the three months ended December 31, 2011, the Company ceased using the simplified method and now estimates the expected term for each award. The Company uses its historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption. The risk-free interest rate is based upon the yield of U.S. Treasury securities consistent with the expected term of the option. The dividend yield assumption is based on the Company's history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future. The Company uses its historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption. The risk-free interest rate is based upon the yield of U.S. Treasury securities consistent with the expected term of the option. The dividend yield assumption is based on the Company's history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

Loss Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional potential dilution that could occur if options or warrants were exercised or converted into common stock, using the treasury stock method. Since the Company incurred a net loss in each of those periods, pursuant to ASC 260, “Earnings Per Share” diluted loss per share for the three and six months ended December 31, 2011 and 2010, were the same as basic loss per share. There were 13,298,607 and 11,358,607 options and warrants for the three and six months ended December 31, 2011 and 2010 that were excluded from the calculation of dilutive earnings per shares since they were anti-dilutive.

The following table summarizes the number of common shares excluded from the calculation of weighted average common shares outstanding for the three and six months ended December 31, 2011 and 2010:

	Three and six months ended December 31,

	2011	2010

Stock options	5,350,000	3,090,000
Warrants	7,948,607	8,268,607

Total	13,298,607	11,358,607

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, accounts receivable, other current assets, accounts payable, accrued expenses and a derivative liability. Due to the short-term nature of cash, accounts receivable, current assets, accounts payable, and the derivative instrument liability, relating to a warrant with down round protection, the carrying amounts of these assets and liabilities approximate their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company categorizes its derivative financial instrument liability in Level 2 of the hierarchy. The derivative instrument liability relating to a warrant with down round protection is valued using the Black-Scholes option pricing model, using assumptions consistent with the determination of fair value. The fair value of the derivative financial instrument liability is based principally on Level 2 inputs. For this liability, the Company developed its own assumptions based on observable inputs or available market data to support the fair value.

The following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at December 31, 2011 and June 30, 2011.

	Fair value measurement at reporting date using

At December 31, 2011	Quoted prices In active Market for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Liabilities:
Recurring
Derivative financial instrument liability - related to a warrant with down round protection	$—	$396,509	$—	$396,509

At June 30, 2011	Quoted prices In active Market for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Liabilities:
Recurring
Derivative financial instrument liability	$—	$4,187,769	$—	$4,187,769

The above valuations were determined using level 2 inputs. The reconciliation of the derivative financial instrument liability measured at fair value on a recurring basis using observable inputs (Level 2) is as follows:

	2011	2010

Balance, June 30,	$4,187,769	$1,714,084
Change in fair value of derivative financial instrument liability	(3,791,260)	4,280,619

Balance, December 31,	$396,509	$5,994,703

The fair value of the derivative financial instrument liability is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price, volatility, the contractual term, and the risk-free interest rate.

The assumptions made in calculating the fair value of these derivative instruments as of December 31, 2011 and 2010 and June 30, 2011 were as follows:

	December 31, 2011	June 30, 2011	December 31, 2010

Risk-free interest rate	0.2%	0.41%	1.02%
Dividend yield	None	None	None
Volatility	96.5%	96.7%	115.0%
Remaining contractual term (in years)	1.7	2.2	2.7

Deferred Offering Costs

Deferred offering costs relating to an equity offering that is imminent are capitalized until the event occurs. Such costs are charged to additional paid-in capital when the offering occurs or expensed if the offering is not completed. At December 31, 2011, deferred offering costs were approximately $85,000 and are included in other assets.

NOTE B – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2011	June 30, 2011

Intellectual property	$3,100,000	$3,100,000
Patents	1,655,440	1,533,366

	4,755,440	4,633,366

Accumulated amortization - Intellectual property	(1,231,560)	(1,153,710)
Accumulated amortization – patents	(533,425)	(452,417)

	(1,764,985)	(1,606,127)

Net	$2,990,455	$3,027,239

Intellectual property consists of technology for producing targeted proteins in plants for the development and manufacture of novel vaccines and therapeutics for humans and also certain novel product compositions and uses. The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Intellectual property is amortized over a period from eighteen to twenty-three years and patents over ten years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value. The veterinary application intellectual property and certain patents were determined to have been impaired during the year ended June 30, 2011. There was no impairment during the three and six months ended December 31, 2011.

Amortization expense for intangible assets is recorded utilizing the straight-line method, was included in general and administrative expenses, and approximated $80,000 and $94,000, for the three months ended December 31, 2011 and 2010, respectively. Amortization expense for the six months ended December 31, 2011 and 2010 was approximately $159,000 and $186,000 respectively.

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

On August 12, 2008, the Company adopted the iBioPharma, Inc. 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors, or external service providers. Under the provisions of the Plan, the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10,000,000 shares. There are 4,650,000 options available for future issuance under the Plan. Options granted under the Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. Options granted under the Plan during the three and six months ended December 31, 2011 vest ratably at the end of each twelve-month period within either a three or five-year period from the date of grant, subject to certain conditions that result in acceleration of vesting or termination of the options. Previously granted options vest ratably at the beginning of each twelve-month period.

Share-based compensation expense was recorded as follows:

	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Research and development	$38,457	$184,452	$23,188	$272,520
General and administrative	1,017,357	105,858	1,370,918	426,557

Total	$1,055,814	$290,310	$1,394,106	$699,077

During the three and six months ended December 31, 2011, the Board of Directors modified the cancellation provision of previously issued options, permitting an option holder, upon termination without cause, to exercise the vested portion of an option post-termination up to 10 years after the grant date. Current period option awards granted also include this provision. During the three months ended December 31, 2011, the Company estimated the effect of the modification to be approximately $633,000. Accordingly, for the three and six months ended December 31, 2011, the Company recorded a modification charge of approximately $451,000. The balance will be recorded over the remaining vesting period.

Summary of the changes in options outstanding during the six months ended December 31, 2011 and the year ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2010	2,210,000	$0.58	9.1	$1,770,000
Granted	2,140,000	$2.44

Outstanding at June 30, 2011 and expected to vest at June, 30, 2011	4,350,000	$1.49	8.7	$6,112,000

Granted	1,000,000	$1.96	9.8

Outstanding at December 31, 2011 and expected to vest at December 31, 2011	5,350,000	$1.58	8.5	$596,000

Options exercisable at December 31, 2011	2,585,333	$1.29	8.1	$499,000

The weighted average fair value of options granted during the six months ended December 31, 2011 and 2010 were $1.70 and $1.99 per share, respectively on the dates of grant using the Black-Scholes option-pricing model. Options granted and options required to be revalued each reporting period were calculated with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Risk free interest rate	1.1% to 2.23%	0.3% to 3.3%	1.1% to 2.23%	0.3% to 3.3%
Dividend yield	Zero	Zero	Zero	Zero
Volatility	94.8% to 96.8%	115%	94.8% to 96.8%	98% to 115%
Range of expected option life (in years)(1)	5.5 to 9.0	5.5 to 6.0	5.5 to 9.0	5.5 to 6.0
Range of expected option life (in years)(2)	8.4 to 8.6	9.3 to 9.5	8.4 to 8.8	9.3 to 9.5

On October 21, 2011, the Company issued 900,000 options to members of the Board of Directors and certain officers and 100,000 options to an employee to purchase shares of common stock at $1.96. These options vest between three to five years and expire in ten years.

(1)	Employee and Board of Director options
(2)	Non-employee options

A summary of the changes in warrants outstanding during the six months ended December 31, 2011 and year ended June 30, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at June 30, 2010	3,085,811	$2.91
Granted (1)	7,973,020	$2.41
Exercised	(95,000)	$1.54
Cancelled(1)	(3,015,224)	$3.08

Outstanding at June 30, 2011 and December 31, 2011	7,948,607	$2.37

Exercisable at June 30, 2011	7,688,607	$2.42

Exercisable at December 31, 2011	7,808,607	$2.39

(1) Includes modification to 2,715,224 warrants to purchase common stock pursuant to the terms of the warrant agreement from the August 2008 offering due to the down round provision. The August 2008 warrants expire in August 2013.

NOTE D - RELATED PARTY TRANSACTIONS

1)

The Company has a license agreement that earned royalties of approximately $5,000 and $4,000 during the three months ended December 31, 2011 and 2010, respectively. A shareholder of the Company is an officer of the licensee. The Company earned royalties of approximately $17,000 and $10,000 during the six months ended December 31, 2011 and 2010, respectively

2)

During the three and six months ended December 31, 2011, the Company has three services arrangements with the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (“FhCMB”) for research and development.

A)

In 2003, the Company entered into a Technology Transfer Agreement, as amended (“TTA”) which requires FhCMB to provide the Company with research and development services related to the commercialization of the Technology and allows FhCMB to apply the Technology to the development and production of certain vaccines for use in developing countries as defined in the agreement. The most recent amendment to the TTA requires: 1) the Company to make payments to FhCMB of $2,000,000 per year for five years, aggregating $10,000,000, for such services beginning in November 2009; and 2) FhCMB to expend at least equal amounts during the same timeframe for research and development services related to the commercialization of the Technology. Additionally, under the terms of the TTA and for a period of fifteen years: 1) the Company shall pay FhCMB a defined percent (per the agreement) of all receipts derived by the Company from sales of products produced utilizing the Technology and a defined percentage (per the agreement) of all receipts derived by the Company from licensing the Technology to third parties with an overall minimum annual payment of $200,000 beginning with the twelve months ended December 2010; and 2) FhCMB shall pay the Company a defined percentage (per the agreement) of all receipts from sales, licensing, or commercialization of the Technology in developing countries as defined in the agreement. All new IP invented by FhCMB during the period of the TTA is owned by and is required to be transferred to iBio.

	B)	In December 2010, the Company and FhCMB entered into a $1,660,000 research services agreement for research for selected targeted gene expressions optimization utilizing the Company’s technology.

	C)	In March 2011, the Company and FhCMB entered into a $432,000 research services agreement for research regarding the use of a certain enzyme as a carrier molecule.

Below are expenses recorded with transactions associated with FhCMB for the three and six months ended December 31, 2011 and 2010 and the balance sheet impact as of December 31, 2011 and June 30, 2011, respectively.

	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Research and development expense	$1,016,000	$333,000	$2,388,000	$333,000
Royalty expense	50,000	50,000	100,000	100,000

	As of December 31, 2011	As of June 30, 2011

Prepaid and other current assets	$942,000	$760,000
Accounts payable and accrued expenses	3,374,000	2,360,000

NOTE E – SUBSEQUENT EVENT

On January 13, 2012, the Company raised approximately $9,040,000 in net proceeds by issuing 15,385,000 shares of common stock at $0.65 per share and issued warrants to purchase up to 11,538,750 shares of common stock. The common stock and warrants were sold together as units (the “Units”), each Unit consisting of one share of common stock and 0.75 of one warrant to purchase one share of common stock. Each warrant has an exercise price of $0.88 per share and will be exercisable after the first anniversary of issuance and will expire on the second anniversary date of issuance. The Company used its effective registration statement on Form S-3 for this offering.

In connection with warrant agreements from the 2008 equity offering, there is a down round provision that is affected by the January 2012 equity offering. The Company is required to decrease the exercise prices of the 2008 warrants with a corresponding increase in shares issuable under those warrants upon exercise. iBio estimates that additional shares to be issued upon exercise will be 665,365 and 688,074 at exercise prices of $1.82 and $2.34 per share, respectively. Accordingly, the exercise prices of the outstanding warrants at December 31, 2011 are estimated to change from $2.68 to $1.82 per share and from $3.45 to $2.34 per share. After the equity offering, such warrants outstanding are expected to be 2,065,814 at $1.82 per share and 2,136,321 at $2.34 per share. The August 2008 warrants expire in August 2013.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding iBio’s expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as our ability to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC, including our Form 10-K for the year ended June 30, 2011 and the Registration Statement filed on Form S-3 in January 2012.

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

Overview

iBio, Inc. (“iBio” and the “Company”) is a biotechnology company focused on commercializing its proprietary technology, the iBioLaunch™ platform, for biologics including vaccines and therapeutic proteins. Our strategy is to promote our technology through commercial product collaborations and license arrangements. We expect to share in the increased value our technology provides through upfront license fees, milestone revenues, service revenues, and royalties on end products. We believe our technology offers the opportunity to develop products that might not otherwise be commercially feasible, and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low-cost, high-quality biologics manufacturing systems. Our near-term focus is to establish business arrangements for use of our technology by licensees for the development and production of products for both therapeutic and vaccine uses.

Vaccine candidates presently being advanced on our proprietary platform are applicable to newly emerging strains of H1N1 swine-like influenza, and H5N1 avian influenza, yellow fever, malaria, and anthrax. Therapeutic candidates presently being advanced on our proprietary platform include human alpha-galactosidase A for the treatment of Fabry disease, human C1 esterase inhibitor for the treatment of hereditary angioedema (HAE), human alpha-1 antitrypsin for treatment of disorders caused by a lack or deficiency of alpha-1 antitrypsin, a therapeutic vaccine for human papilloma virus (HPV), and several other therapeutic protein targets for which preliminary product feasibility has been demonstrated.

In order to attract appropriate licensees and increase the value of our share of such intended contractual arrangements, we engaged the Center for Molecular Biotechnology of Fraunhofer USA, Inc., or FhCMB, in 2003 to perform research and development activities to develop the platform and to create our first product candidate. We selected a plant-based influenza vaccine for human use as the product candidate to exemplify the value of the platform. Based on research conducted by FhCMB, our proprietary technology is applicable to the production of vaccines for any strain of influenza of H1N1 swine-like influenza. A Phase 1 clinical trial of a vaccine candidate for H1N1 influenza, based on iBio’s technology, was initiated in September 2010. We announced positive interim results in June 2011. The vaccine candidate demonstrated strong induction of dose correlated immune responses, with or without adjuvant, as assessed by virus microneutralization antibody assays and hemagglutination inhibition (“HAI”) responses. The vaccine was safe and well tolerated at all doses when administered with and without adjuvant.

In connection with the research and development agreement, FhCMB agreed to use its best efforts to obtain grants from governmental and non-governmental entities to fund additional development of our proprietary plant-based technology. Consequently, in addition to the funding we have provided, FhCMB has received funding from the Bill & Melinda Gates Foundation for development of various vaccines based upon our proprietary technology including an experimental vaccine for H5N1 avian influenza. A Phase 1 clinical trial of a vaccine candidate for H5N1 influenza, based on iBio’s technology, was initiated in December 2010 and is ongoing. The results of this trial are expected to be released during the first half of calendar year 2012.

In addition to the platform and product development engagements, in 2006, the Company engaged FhCMB to create a prototype production module for products made through the use of the platform. The purpose of this engagement was to demonstrate the ease and economy with which platform-based products could be manufactured in order to attract potential licensees and increase the value of our share of such business arrangements. The prototype design, which encompasses the entire production process from the seeding through pre-infiltration plant growth, infiltration with agrobacteria, harvesting of plant tissue and purification of target proteins, was completed in May 2008. A pilot plant based upon this prototype was subsequently constructed in the FhCMB facility in Newark, Delaware. This pilot plant, and the equipment in it, are owned by FhCMB and have been validated for cGMP (current good manufacturing practice) production. It is anticipated that it will be used for cGMP production of protein targets for clinical trials of product candidates utilizing our platform technology.

In January 2011, we announced the grant of a commercial, royalty-bearing license to Fiocruz/Bio-Manguinhos of Brazil to develop, manufacture and sell certain vaccines based upon our proprietary technology. Fiocruz/Bio-Manguinhos will invest $6.5 million to bring the first product candidate, a yellow fever vaccine, through a Phase I clinical trial. Yellow fever is a viral infection in the group of diseases known as hemorrhagic fevers. The virus is transmitted by mosquitoes, and is common in South America and sub-Saharan Africa. The disease, which causes fever, nausea and pain, varies in severity, but is frequently lethal when it progresses to bleeding or to liver damage. The World Health Organization has estimated that 200,000 unvaccinated people contract yellow fever each year, and approximately 30,000 die from the disease.

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

The Company established non-commercial arrangements among the Company, certain government entities, a non-governmental organization (“NGO”) and FhCMB, pursuant to which the Company grants non-commercial rights to use its platform for the development and production by FhCMB of product candidates selected by the government entities and the NGO, in consideration for grants by the government entities and the NGO directly to FhCMB to fund such research and development.

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

This business structure helps the Company to enhance the value of commercial rights and the scope of applications of its platform technology. It also helps the Company demonstrate the validity and apparent value of the platform to parties to whom it will offer licenses or other business opportunities. Outsourcing our research and development work allows us to develop our product candidates, and thereby promote the value of our platform for licensing and product development purposes, without bearing the full risk and expense of establishing and maintaining our own research and development staff and facilities. FhCMB is engaged to perform research and development for the yellow fever vaccine project based on their expertise. The expected contract with FhCMB is expected to be $6.5 million. Service revenues and research expense under this arrangement commenced in February 2011. The amount billed for revenues and this agreement and related research and development expenses for the three and six months ended December 31, 2011 were approximately $234,000 and $554,000, respectively.

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

Our current product candidates are in the preclinical or early clinical stage of development and will require significant further research, development, clinical testing and regulatory clearances. They are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include, but are not limited to, the possibilities that any or all of these products will be found to be ineffective or unsafe, or otherwise fail to receive necessary regulatory clearances; that these products, although effective, will be uneconomical to market; that third parties may now or in the future hold proprietary rights that preclude us from marketing them; or that third parties will market superior or equivalent products. Accordingly, we are unable to predict whether our research and development activities will result in any commercially viable products or applications. Further, due to the extended testing and regulatory review process of these product candidates required before marketing clearance can be obtained, we do not expect to be able to commercialize any for at least several years, either directly or through our current prospective partners or licensees. There can be no assurance that our product candidates will prove to be safe or effective or receive regulatory approvals that are required for commercial sale. Historically, in addition to the development of the platform technology described in the preceding paragraphs, the Company has also generated sales of nutritional supplements utilizing plants as sources of high-quality nutritional minerals.

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

Results of Operations

For the three months ended December 31, 2011 versus December 31, 2010

Revenues for the three months ended December 31, 2011 were approximately $234,000 and none for the three months ended December 31, 2010. Revenues were attributable to providing technology services to a licensee, Fiocruz/Bio-Manguinhos, to assist them in implementing the Company’s technology.

Research and development expense

Research and development expense for the three months ended December 31, 2011 was approximately $1,162,000 compared to approximately $620,000 over the comparable period in 2010, an increase of approximately $542,000. This increase for the three months ended December 31, 2011 primarily relates to two new research agreements that were entered into with FhCMB for selected targeted gene expressions optimization and the use of a certain enzyme as a carrier molecule for approximately $359,000. In addition, FhCMB was engaged to outsource the Fiocruz/Bio-Manguinhos agreement for their research and development based on their expertise to advance the yellow fever vaccine project using iBio’s technology. Such expense was approximately $234,000 for the three months ended December 31, 2011. Cost incurred under the Technology Transfer Agreement (“TTA”) was higher during the three months ended December 31, 2011 as compared to 2010 by approximately $94,000. The accounting for the TTA agreement has been to expense such amounts as services are rendered. Share-based compensation expense - options decreased for the three months during the three months 2011 as compared to 2010 by approximately $146,000 primarily due to certain options that are revalued each reporting period using the Black-Scholes option pricing model. The stock price is a component in the Black-Scholes calculation, which is an approved method to compute fair market value. Changes in the Company’s closing stock price can result in fluctuations in share compensation results between reported periods.

General and administrative expenses

General and administrative expense for the three months ended December 31, 2011 was $1,745,000 compared to $1,246,000 for the comparable period in 2010, an increase of approximately $499,000. The increase is primarily attributed to an increase of share-based compensation expense for options of $889,000. During the three months ended December 31, 2011, the Company issued 1,000,000 options to purchase shares of common stock at $1.96 per share, of which 900,000 options were issued to members of the Board of Directors and certain officers. Share-based compensation expense associated for those grants was approximately $187,000. During the three and six months ended December 31, 2011, the Board of Directors modified the cancellation provision of previously issued options, permitting an option holder, upon termination without cause, to exercise the vested portion of an option post-termination up to 10 years after the grant date. Current period option awards granted also include this provision. The Company estimates the effect of the modification to be approximately $633,000, which will be expensed over the vesting terms, of which approximately $614,000 pertains to general and administrative expenses. For the three months ended December 31, 2011, the amount charged to general and administrative expense was approximately $437,000. The remaining amount of $177,000 will be expensed in subsequent periods. The remaining share-based compensation expense of approximately $265,000 represents the excess of the expense of previous grants for the three months ended December 31, 2011 as compared to the comparable period in 2010. The remaining expenses were from salaries and benefits of $130,000 of two employees, and salary increases for the CEO and President. These additional costs were offset by a decrease in share-base compensation for warrants issued for investor services of $383,000, a decrease of approximately $60,000 CFO consulting services and a decrease of approximately $61,000 primarily for listing on the NYSE Amex.

Other income (expenses)

The derivative instrument liability non-cash income for the three months ended December 31, 2011 was approximately $1,087,000 as compared to a non-cash charge of $2,839,000 for the comparable period in 2010. This resulted in an increase in non-cash income of approximately $3,926,000 for the three months ended December 31, 2011 as compared to the comparable period in 2010. The non-cash income of $1,087,000 primarily reflects the decrease in the Company’s stock price at December 31, 2011 as compared to September 30, 2011 and the non-cash charge of approximately $2,839,000 for the three months ended December 31, 2010 primarily reflects the increase in the stock price at December 31, 2010 as compared to September 30, 2010. The calculation of this derivative liability is affected by factors which are subject to significant fluctuations and are not under the Company’s control. This liability resulted from warrants included in the August 2008 equity financing with a down round provision. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the warrants either expire in August 2013 or are exercised prior to that date. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash charge when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is falling. See Note E to the unaudited condensed financial statements that describes the down round provision relating to the August 2008 equity offering.

Based upon the above, the net loss for the three months ended December 31, 2011 and 2010 was approximately $1,598,000 and $4,710,000 and $0.05 and $0.15 per share, respectively. The weighted average common shares outstanding – basic and diluted for the three months ended December 31, 2011 and 2010 was 32,382,095 and 30,926,018, respectively.

Results of Operations

For the six months ended December 31, 2011 versus December 31, 2010

Revenues for the six months ended December 31, 2011 were approximately $554,000 and none for the six months ended December 31, 2010. Revenues were attributable to providing technology services to a licensee, Fiocruz/Bio-Manguinhos, to assist them in implementing the Company’s technology.

Research and development expense

Research and development expense for the six months ended December 31, 2011 was approximately $2,619,000 compared to approximately $777,000 over the comparable period in 2010, an increase of $1,842,000. This increase for the six months ended December 31, 2011 primarily relates to two new research agreements that were entered into with FhCMB for selected targeted gene expressions optimization and the use of a certain enzyme as a carrier molecule for $834,000. In addition, FhCMB was engaged to outsource the Fiocruz/Bio-Manguinhos agreement for their research and development based on their expertise to advance the yellow fever vaccine project using iBio’s technology. Such expense was approximately $554,000 for the six months ended December 31, 2011. Cost incurred under the TTA increased during the six months ended December 31, 2011 as compared to the comparable period for December 31, 2010. There are two $1 million obligation payments that are due each year during a five-year period and such obligations commenced in 2010. The May 2010 obligation was expensed upfront for the completion of the Pilot Plant at FhCMB as services were fully rendered through June 30, 2010. The accounting for the TTA agreement has been to expense such amounts as services are rendered. Share-based compensation expense - options decreased for the six months in 2011 as compared to 2010 by approximately $249,000, primarily due to certain options that are revalued each reporting period using the Black-Scholes option model. The stock price is a component in the Black-Scholes calculation that is an approved method to compute fair market value. Changes in the Company’s closing stock price can result in fluctuations in share-based compensation results between reported periods.

General and administrative expenses

General and administrative expense for the six months ended December 31, 2011 was approximately $2,934,000 compared to approximately $2,459,000 for the comparable period in 2010, an increase of $475,000. The increase is primarily attributed to an increase of stock-based compensation expense for options of $922,000. During the six months, the Company issued 1,000,000 options to purchase common stock at $1.96 per share, of which 900,000 were issued to members of the Board of Directors and certain officers. Share-based compensation expense associated for those grants was approximately $187,000. During the three and six months ended December 31, 2011, the Board of Directors modified the cancellation provision of previously issued options, permitting an option holder, upon termination without cause, to exercise the vested portion of an option post-termination up to 10 years after the grant date. Current period option awards granted also include this provision. The Company estimates the effect of the modification to be approximately $633,000, which will be expensed over the vesting terms, of which approximately $614,000 pertains to general and administrative expenses. For the three months ended December 31, 2011, the amount charged to general and administrative expense was approximately $437,000. The remaining amount of $177,000 will be expensed in subsequent periods. The remaining stock compensation expense of $298,000 represents the expense of previous grants during the six months ended December 31, 2011 as compared to the comparable period in 2010. Additionally, there was an increase in salaries and benefits of approximately $276,000, from the hiring of two employees, and salary increases for the CEO and President. This was offset by a decrease in stock based compensation for warrants issued for investor services of approximately $671,000, a decrease of approximately $90,000 for CFO consulting services and a decrease of approximately $84,000 primarily for listing on the NYSE Amex and other fees.

Other income (expenses)

The derivative instrument liability non-cash income for the six months ended December 31, 2011 was approximately $3,791,000 as compared to a non-cash charge of approximately $4,281,000 for the comparable period in 2010. This resulted in an increase of non- cash income of approximately $8,072,000 for the six months ended December 31, 2011 as compared to the comparable period in 2010. The non-cash income for the six months ended December 31, 2011 of $3,791,000 is primarily due to the decrease in the Company’s stock price at December 31, 2011 as compared to June 30, 2011. The non-cash charge of approximately $4,281,000 primarily results from the increase in the stock price at December 31, 2010 as compared to June 30, 2010. The calculation of this derivative liability is affected by factors, which are subject to significant fluctuations and are not under the Company’s control. This liability resulted from warrants included in the August 2008 equity financing with a down round provision. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the warrants either expire in August 2013 or are exercised prior to that date. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash charge when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is falling. See Note E to the condensed an unaudited financial statement that describes the down round provision relating to the August 2008 equity offering.

Based upon the above, the net loss for the six months ended December 31, 2011 and 2010 was approximately $1,215,000 and $7,528,000 and $0.04 and $0.25 per share, respectively. The weighted average common shares outstanding – basic and diluted for the six months ended December 31, 2011 and 2010 was 32,382,095 and 29,599,336 respectively.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since its spinoff from its Former Parent in August 2008. As of December 31, 2011, the Company had an accumulated deficit of approximately $26,876,000 and cash used from operations for the six months ended December 31, 2011 and 2010 was approximately $2,012,000 and $2,231,000, respectively. The Company has historically financed its activities through the sale of common stock and warrants. To date, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ platform, advancing intellectual property, product candidate development, and general and administrative activities.

iBio has the financial capability to meet its current obligations. In addition, the Company estimates that the cash on hand as of December 31, 2011 of approximately $623,000 plus the net proceeds from the equity offering of approximately $9,040,000 in January 2012, will be adequate to fund its operations until at least the second calendar quarter of 2013.

The Company plans to fund its further development and commercialization through licensing and partnering arrangements, which may include milestone receipts and royalties, and/or the sale of equity securities. The Company cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Further, if additional funds are raised through the issuance of equity or debt may have powers, designations, preferences or rights senior to its currently outstanding securities. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize itself and d) possibly cease operations.

On July 26, 2011 the Company filed with the SEC a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the SEC on July 28, 2011. This Registration Statement allows the Company, from time to time, to offer and sell shares of common stock, preferred stock, warrants to purchase its securities and/or debt securities, up to a maximum aggregate amount of $100 million of such securities. The Company used this Registration Statement to complete the January 13, 2012 offering, described in Note E to the condensed unaudited financial statement. The Company does not have immediate plans to further use this Shelf Registration Statement, but may in the future.

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

Item 4 CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation, our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

Our independent registered public accounting firm, J.H. Cohn LLP (“JHC”), communicated to our audit committee on February 14, 2012 that a material weakness existed in our internal control over financial reporting. This weakness resulted from the Company not considering modifications made to the terms of standard option award contracts. Additionally, the subsequent computations of the impact of such modifications included errors which were not identified by the existing system of internal control over financial reporting. The Company’s compensating detective controls were ineffective, resulting in material adjustments to the timing and amount of stock based compensation recognized. This weakness resulted in additions and corrections to disclosures in this Quarterly Report on Form 10-Q prior to filing.

(b) Changes in Internal Control over Financial Reporting

Except for the matter described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A RISK FACTORS

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2011, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Our independent registered public accounting firm, J.H. Cohn LLP (“JHC”), communicated to our audit committee on February 14, 2012 that a material weakness existed in our internal control over financial reporting. This weakness resulted from the Company not considering modifications made to the terms of standard option award contracts. Additionally, the subsequent computations of the impact of such modifications included errors which were not identified by the existing system of internal control over financial reporting. The Company's compensating detective controls were ineffective, resulting in material adjustments to the timing and amount of stock based compensation recognized. This weakness resulted in additions and corrections to disclosures in this Quarterly Report on Form 10-Q prior to filing.  Failure in the remediation of this weakness could diminish our ability to meet our financial reporting obligations in an accurate and timely manner.

Compliance with continued listing standards.

On November 4, 2011, the Company received notice from NYSE Amex LLC (the “Exchange”) that the Company was below certain of the Exchange’s continued listing standards. The Exchange indicated that its review of the Company’s Form 10-K for the year ended June 30, 2011, indicated that the Company was not in compliance with Section 1003(a)(iv), which applies if a listed company has sustained losses that are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the company will be able to continue operations and/or meet its obligations as they mature.

The Company was afforded the opportunity to submit a plan of compliance to the Exchange by November 28, 2011 that would demonstrate the Company’s ability to regain compliance with Section 1003(a)(iv) of the Company Guide by January 25, 2012.

The Company provided the Exchange with a satisfactory plan by November 28, 2011, to show that it would be able to return to compliance with Section 1003(a)(iv) of the Company Guide by January 25, 2012. Based upon subsequent submissions by the Company to the Exchange, on January 27, 2012 the Exchange confirmed that the listing deficiency was resolved.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3 DEFAULTS UPON SENIOR SECURITIES

None.

Item 4 MINE SAFETY DISCLOSURES

Not applicable.

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

iBio, Inc.

Date: February 14, 2012	By: /s/ Robert B. Kay

Robert B. Kay,
Chief Executive Officer

Date: February 14, 2012	By: /s/ Douglas Beck, CPA

Douglas Beck, CPA
Chief Financial Officer