Form 10-Q
period 2012-03-31
iBio, Inc.
filed 2012-05-15
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

	Yes ☐	No ☒

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class		Outstanding at May 15, 2012

Common Stock, $0.001 par value		47,767,095 Shares

iBio, Inc.
FORM 10-Q
For the Three and Nine Month Periods Ended March 31, 2012

Part 1 Financial Information
Item 1 Financial Statements

iBio, Inc.
Condensed Balance Sheets

	As of

	March 31, 2012	June 30, 2011

	(Unaudited)	(Note A)
Assets

Current assets:

Cash	$6,724,096	$2,843,300
Accounts receivable	371,755	344,085
Prepaid expenses	205,069	763,583
Other current assets	376,879	349,210

Total current assets	7,677,799	4,300,178

Fixed assets, net	6,072	8,412

Intangible assets, net	2,971,893	3,027,239

Total assets	$10,655,764	$7,335,829

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$2,182,401	$2,895,359
Accrued expenses	303,891	56,059
Derivative instrument liability	1,314,937	4,187,769

Total liabilities	3,801,229	7,139,187

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,767,095 and 32,382,095 issued and outstanding as of March 31, 2012 and June 30, 2011, respectively	47,767	32,382
Additional paid-in capital	36,781,966	25,826,203
Accumulated deficit	(29,975,198)	(25,661,943)

Total stockholders’ equity	6,854,535	196,642

Total liabilities and stockholders’ equity	$10,655,764	$7,335,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Revenues	$371,755	$175,995	$925,935	$175,995

Operating expenses:

Research and development	1,307,246	1,137,435	3,926,206	1,914,514

General and administrative	1,246,319	1,927,026	4,180,209	4,386,070

	2,553,565	3,064,461	8,106,415	6,300,584

Operating loss	(2,181,810)	(2,888,466)	(7,180,480)	(6,124,589)

Other income (expense):

Interest income	4,975	4,989	7,181	9,186
Interest expense	(17,920)	(7,692)	(44,296)	(33,743)
Royalty income	14,445	4,156	31,508	14,360
Change in the fair value of derivative instrument liability	(918,428)	(144,313)	2,872,832	(4,424,932)

	(916,928)	(142,860)	2,867,225	(4,435,129)

Net loss	$(3,098,738)	$(3,031,326)	$(4,313,255)	$(10,559,718)

Net loss per common share - basic and diluted	$(0.07)	$(0.09)	$(0.12)	$(0.35)

Weighted average common shares outstanding - basic and diluted	45,715,762	32,338,587	36,761,767	30,499,090

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statement of Stockholders’ Equity
For The Nine Months Ended March 31, 2012
(Unaudited)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Total

Balance, June 30, 2011	32,382,095	$32,382	$25,826,203	$(25,661,943)	$196,642

Issuance of stock and warrants, net of expenses	15,385,000	15,385	9,020,463	—	9,035,848

Share-based compensation	—	—	1,935,300	—	1,935,300

Net loss	—	—	—	(4,313,255)	(4,313,255)

Balance, March 31, 2012	47,767,095	$47,767	$36,781,966	$(29,975,198)	$6,854,535

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,

	2012	2011

Cash flows from operating activities:
Net loss	$(4,313,255)	$(10,559,718)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in the fair value of derivative instrument liability	(2,872,832)	4,424,932
Depreciation and amortization	243,263	283,703
Share-based compensation expense	1,935,300	2,746,207
Share-based compensation expense included in accrued expenses	70,752	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(27,670)	(175,995)
Decrease (increase) in prepaid expenses and other current assets	530,845	(101,075)
Decrease in accounts payable	(712,958)	(905,573)
Increase in accrued expenses	177,080	47,886

Net cash used in operating activities	(4,969,475)	(4,239,633)

Cash flows from investing activities:
Additions to intangible assets	(184,690)	(199,801)
Purchase of fixed assets	(887)

Net cash used in investing activities	(185,577)	(199,801)

Cash flows from financing activities:
Net proceeds from the sale of common stock and warrants, net of expenses	9,035,848	7,235,644
Exercise of warrants		130,000

Net cash provided by financing activities	9,035,848	7,365,644

Net increase in cash	3,880,796	2,926,210

Cash - Beginning of period	2,843,300	909,832

Cash - End of period	$6,724,096	$3,836,142

Supplemental disclosures of non-cash investing activities:

Issuance of common stock pursuant to the anti-dilution provisions of the August 2008 financing		$20

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Notes to Condensed Financial Statements (Unaudited)

NOTE A - BUSINESS

iBio, Inc. (“iBio” or the “Company”) is a biotechnology company focused on commercializing its proprietary technology, the iBioLaunch™ platform, for biologics including vaccines and therapeutic proteins. The Company’s strategy is to promote its commercial products through collaborations and license arrangements. iBio’s strategy is to receive upfront license fees, milestone revenues, service revenues and royalties on end products. The Company believes its technology offers the opportunity to develop products that might not otherwise be commercially feasible, and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low-cost, high-quality biologics manufacturing systems. The Company’s near-term focus is to establish business arrangements for use of its technology by licensees for the development and production of products for both therapeutic and vaccine uses.

Basis of Presentation

The accompanying financial information as of March 31, 2012 and for the three and nine months ended March 31, 2012 and 2011, is unaudited and includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed financial information set forth therein in accordance with accounting principles generally accepted in the United States of America. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted as permitted by regulations of the Securities and Exchange Commission. The interim results are not necessarily indicative of results to be expected for the full fiscal year. The condensed balance sheet amounts as of June 30, 2011 were derived from the audited financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2011 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company has incurred losses and negative cash flows from operations since the spinoff from its Former Parent in August 2008. As of March 31, 2012, the Company had an accumulated deficit of approximately $29,975,000 and cash used from operations for the nine months ended March 31, 2012 and 2011 was approximately $4,969,000 and $4,240,000, respectively. The Company has historically financed its activities through the sale of common stock and warrants. To date, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ platform, advancing intellectual property, product candidate development, and general and administrative activities.

iBio believes it has the financial capabilities to meet its current obligations. In addition, the Company estimates the cash on hand as of March 31, 2012 of approximately $6,724,000 will be adequate to fund its operations until the second calendar quarter of 2013. The Company plans to fund its further development and commercialization through licensing and partnering arrangements, which may include milestone receipts and royalties, and/or the sale of equity securities or debt. The Company cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. In January 2012, the Company raised net proceeds of approximately $9,036,000 (see Note C). Further, if additional funds are raised by the issuance of equity or debt, additional securities may have powers, designations, preferences or rights senior to its currently outstanding securities. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize itself and d) possibly cease operations.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note B to its audited Financial Statements included in its June 30, 2011 Form 10-K.There have been no significant changes to these policies or changes in accounting pronouncements during the three and nine months ended March 31, 2012. In October and November 2011, the Board of Directors modified the terms of previously issued options to eliminate the ninety days vesting period cancellation provision, thus permitting an option holder, upon termination without cause, to exercise the vested portion of an option post-termination up to ten years after the grant date. Current period option awards granted also include these terms. See Note C for compensation expense relating to such modification. Through September 30, 2011, in its model for estimating the fair value of option awards, the Company used the simplified method of estimating the expected term for share-based compensation. During the three and six months ended December 31, 2011 and thereafter, the Company ceased using the simplified method and now estimates the expected term for each award will approximate its contractual term. The Company uses its historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption. The risk-free interest rate is based upon the yield of U.S. Treasury securities consistent with the expected term of the option. The dividend yield assumption is based on the Company’s history of zero dividend payouts and expectation that no dividends will be paid in the foreseeable future.

iBio, Inc.
Notes to Condensed Financial Statements (Unaudited)

Loss Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional potential dilution that could occur if options or warrants were exercised or converted into common stock, using the treasury stock method. Since the Company incurred a net loss in each of those periods, diluted loss per share for the three and nine months ended March 31, 2012 and 2011, respectively were the same as basic loss per share. There were 26,417,463 and 12,078,607 options and warrants for the three and nine months ended March 31, 2012 that were excluded from the calculation of dilutive earnings per shares since they were anti-dilutive.

The following table summarizes the number of common shares excluded from the calculation of weighted average common shares outstanding for the three and nine months ended March 31, 2012 and 2011, respectively:

	Three and nine months ended March 31,

	2012	2011

Stock options	5,476,667	4,130,000
Warrants	20,940,796	7,948,607

Total	26,417,463	12,078,607

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, accounts receivable, other current assets, accounts payable, and a derivative liability. Due to the short-term nature of cash, accounts receivable, current assets, accounts payable, and the derivative instrument liability relating to a warrant with anti-dilution protection, the carrying amounts of these assets and liabilities approximate their fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

iBio, Inc.
Notes to Condensed Financial Statements (Unaudited)

The following table sets forth the Company’s assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheets at March 31, 2012 and June 30, 2011:

	Fair value measurement at reporting date using

	Quoted prices In active Market for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

At March 31, 2012
Liabilities:
Recurring
Derivative financial instrument liability - related to a warrant with anti-dilution protection	$—	$1,314,937	$—	$1,314,937

	Quoted prices In active Market for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

At June 30, 2011
Liabilities:
Recurring
Derivative financial instrument liability	$—	$4,187,769	$—	$4,187,769

The above valuations were determined using Level 2 inputs. The reconciliation of the derivative financial instrument liability measured at fair value on a recurring basis using observable inputs (Level 2) is as follows:

Balance, June 30, 2011 and 2010, respectively	$4,187,769	$1,714,084
Change in fair value of derivative financial instrument liability	(2,872,832)	4,424,932

Balance, March 31, 2012 and 2011, respectively,	$1,314,937	$6,139,016

The fair value of the derivative financial instrument liability is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including the Company’s stock price, expected stock price, volatility, dividend yield, the contractual term, and the risk-free interest rate.

The assumptions made in calculating the fair value of these derivative instruments as of March 31, 2012 and 2011 and June 30, 2011 were as follows:

	March 31, 2012	June 30, 2011	March 31, 2011

Risk-free interest rate	0.2%	0.4%	1.1%
Dividend yield	None	None	None
Volatility	98.9%	96.7%	133.0%
Remaining contractual term (in years)	1.4	2.2	2.4

iBio, Inc.
Notes to Condensed Financial Statements (Unaudited)

NOTE B – INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2012	June 30, 2011

Intellectual property	$3,100,000	$3,100,000
Patents	1,718,056	1,533,366

	4,818,056	4,633,366

Accumulated amortization - intellectual property	(1,270,485)	(1,153,710)
Accumulated amortization – patents	(575,678)	(452,417)

	(1,846,163)	(1,606,127)

Net	$2,971,893	$3,027,239

Intellectual property consists of technology for producing targeted proteins in plants for the development and manufacture of novel vaccines and therapeutics for humans and also certain novel product compositions and uses. The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Intellectual property is amortized over a period from eighteen to twenty-three years and patents over ten years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value. There was no impairment during the three and nine months ended March 31, 2012.

Amortization expense for intangible assets is recorded utilizing the straight-line method, was included in general and administrative expenses, and approximated $81,000 and $95,000, for the three months ended March 31, 2012 and 2011, respectively. Amortization expense for the nine months ended March 31, 2012 and 2011 was approximately $240,000 and $281,000 respectively.

NOTE C – STOCKHOLDERS’ EQUITY

January 2012 Units

On January 13, 2012, the Company raised net proceeds of approximately $9,036,000 after offering expenses of approximately $964,000 by issuing 15,385,000 shares of common stock at $0.65 per share and warrants to purchase 11,538,750 shares of common stock. The Company paid to the underwriter a discount expense of approximately $700,000. The common stock and warrants were sold together as units (the “Units”), each Unit consisting of one share of common stock and 0.75 of one warrant to purchase one share of common stock. Each warrant has an exercise price of $0.88 per share and will be exercisable after the first anniversary of issuance and will expire on the second anniversary date of issuance. In the event the Company issues rights, options or warrants to holders of its common stock, the exercise price of the warrants may be adjusted for the anti-dilutive effects of such an issuance. The Company used its effective registration statement on Form S-3 for this offering.

This equity offering triggered the anti-dilution provisions applicable to the August 2008 equity offering (see Note A – Fair Value of Financial Instruments relating to derivate instrument liability) and resulted in the following:

1)

Modification of the warrants issued to the investors in the August 2008 offering to provide for the purchase of an additional 1,353,439 shares of common stock and adjustment of the exercise prices as follows;

	a)	Warrants for the purchase of 1,400,449 shares of common stock at $2.68 per common share were revised to the purchase of 2,065,814 at $1.82 per share; and
	b)	Warrants for the purchase of 1,448,247 shares of common stock at $3.45 per common share were revised to the purchase of 2,136,321 shares of common stock at $2.34 per share.

iBio, Inc.
Notes to Condensed Financial Statements (Unaudited)

Share-Based Compensation - Stock Options and Warrants

The Company accounts for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of that award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award. Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period. Adjustments to fair value at each reporting date may result in income or expense, depending upon the estimate of fair value and the amount of expense recorded prior to the adjustment. The Company reviews its agreements and the future performance obligation with respect to the unvested options or warrants for its vendors or consultants. When appropriate, the Company will expense the unvested options or warrants at the time when management deems the service obligation for future services has ceased.

On August 12, 2008, the Company adopted the iBioPharma, Inc. 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors, or external service providers. Under the provisions of the Plan, the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10,000,000 shares. There are 4,523,333 options available for future issuance under the Plan. Options granted under the Plan may be either “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. Options granted under the Plan during the three and nine months ended March 31, 2012 vest ratably at the end of each twelve-month period within either a three or five-year period from the date of grant, subject to certain conditions that result in acceleration of vesting or termination of the options. Previously granted options vest ratably at the beginning of each twelve-month period.

Share-based compensation expense was recorded as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Research and development	$58,475	$105,277	$81,662	$377,797
General and administrative	553,473	1,248,974	1,924,390	2,368,410

Total	$611,948	$1,354,251	$2,006,052	$2,746,207

In November and December 2011, the Board of Directors modified the cancellation provision of previously issued options, permitting an option holder, upon termination without cause, to exercise the vested portion of an option post-termination up to ten years after the grant date. Current period option awards granted also include this provision. Through September 30, 2011, in its model for estimating the fair value of option awards, the Company used the simplified method of estimating the expected term for share-based compensation. During the three and six months ended December 31, 2011, the Company ceased using the simplified method and now estimates the expected term for each award to approximate its contractual term. The Company uses its historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption. The Company estimated the effect of the modification to be approximately $633,000. Such value was based upon the fair market value of the options prior to the modification and the fair market value after the modification. Accordingly, for the three and nine months ended March 31, 2012, the Company recorded a modification charge of approximately $59,000 and $510,000 respectively. The balance of $123,000 will be recorded over the remaining vesting period.

Summary of the changes in options outstanding during the nine months ended March 31, 2012 and the year ended June 30, 2011 is as follows:

iBio, Inc.
Notes to Condensed Financial Statements (Unaudited)

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2010	2,210,000	$0.58	9.1	$1,770,000
Granted	2,140,000	$2.44

Outstanding at June 30, 2011 and expected to vest at June 30, 2011	4,350,000	$1.49	8.7	$6,112,000

Granted	1,160,000	$1.80	9.6
Forfeited	(33,333)	$0.87

Outstanding at March 31, 2012 and expected to vest at March 31, 2012	5,476,667	$1.56	8.1	$1,234,000

Options exercisable at March 31, 2012	2,631,333	$1.29	7.8	$930,000

The weighted average fair value of options granted at the date of grant during the nine months ended March 31, 2012 and 2011 were $1.58 and $1.96 per share, respectively on the dates of grant using the Black-Scholes option-pricing model. Options granted and options required to be revalued each reporting period were calculated with the following assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Risk free interest rate	1.6% to 2.2%	1.5% to 2.7%	1.9% to 2.2%	0.3% to 3.6%
Dividend yield	Zero	Zero	Zero	Zero
Volatility	96.4% to 98.9%	133%	94.8% to 98.9%	98% to 133%
Range of expected option life (in years)	9.0 to 10.0	4.3 to 8.9	9.0 to 10.0	0.9 to 8.9

In October 2011, the Company issued 900,000 options to members of the Board of Directors and certain officers and 100,000 options to an employee to purchase shares of common stock at $1.96. These options vest between three to five years and expire in ten years. In addition, the Company issued 60,000 options to a member of the Board of Directors (see Note D).

In February 2012, the Company issued 100,000 options to an employee for the purchase of common stock at $0.77 per share.

A summary of the changes in warrants outstanding during the year ended June 30, 2011 and nine months ended March 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at June 30, 2010	3,085,811	$2.91
Granted (1)	7,973,020	$2.41
Exercised	(95,000)	$1.54
Cancelled (1)	(3,015,224)	$3.08

Outstanding at June 30, 2011	7,948,607	$2.37
Granted (1)	15,840,885	$1.20
Cancelled (1)	(2,848,696)	$3.07

Outstanding at March 31, 2012	20,940,796	$1.38

Exercisable at June 30, 2011	7,688,607	$2.42

Exercisable at March 31, 2012	20,860,796	$1.38

iBio, Inc.
Notes to Condensed Financial Statements (Unaudited)

(1)

Includes a modification to 2,715,224 and 2,848,696 warrants during the year ended June 30, 2011 and for the nine months March 31, 2012, respectively, to purchase common stock pursuant to the terms of the warrant agreement from the August 2008 offering due to the anti-dilution provisions. The August 2008 warrants expire in August 2013.

In October 2011, the Company issued 100,000 warrants to purchase common stock at $2.00 per share to a consultant for investor relations services. The warrant has a term for two years and the fair market value at the date of grant was $0.71 per share using the Black-Scholes option-pricing model.

NOTE D - RELATED PARTY TRANSACTIONS

1)

The Company has a license agreement that earned royalties of approximately $14,000 and $4,000 during the three months ended March 31, 2012 and 2011, respectively. A stockholder of the Company is an officer of the licensee. The Company earned royalties of approximately $32,000 and $14,000 during the nine months ended March 31, 2012 and 2011, respectively.

2)

During the three and nine months ended March 31, 2012, the Company had three services arrangements with the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (“FhCMB”) for research and development.

A)

In 2003, the Company entered into a Technology Transfer Agreement, as amended (“TTA”) which requires FhCMB to provide the Company with research and development services related to the commercialization of the Technology and allows FhCMB to apply the Technology to the development and production of certain vaccines for use in developing countries as defined in the agreement. The most recent amendment to the TTA requires: 1) the Company to make payments to FhCMB of $2,000,000 per year for five years, aggregating $10,000,000, for such services beginning in November 2009; and 2) FhCMB to expend at least equal amounts during the same timeframe for research and development services related to the commercialization of the Technology. Additionally, under the terms of the TTA and for a period of fifteen years: 1) the Company shall pay FhCMB a defined percent (per the agreement) of all receipts derived by the Company from sales of products produced utilizing the Technology and a defined percentage (per the agreement) of all receipts derived by the Company from licensing the Technology to third parties with an overall minimum annual payment of $200,000 beginning with the twelve months ended December 2010; and 2) FhCMB shall pay the Company a defined percentage (per the agreement) of all receipts from sales, licensing, or commercialization of the Technology in developing countries as defined in the agreement. All new intellectual property invented by FhCMB during the period of the TTA is owned by and is required to be transferred to iBio.

B)

In December 2010, the Company and FhCMB entered into a $1,660,000 research services agreement to evaluate gene expression and protein production, focused on a series of product candidates, using the iBioLaunch platform.

C)

In March 2011, the Company and FhCMB entered into a $432,000 research services agreement for the evaluation of the mechanism of immune-potentiating activity of lichenase (LicKM), which is a thermostable bacterial enzyme used as a carrier molecule for vaccine antigens. The value of lichenase is as an immunomodulator. Fraunhofer completed their research during the nine months ended March 31, 2012 and the Company recorded the entire cost of the agreement as of March 31, 2012.

Below are expenses recorded with transactions associated with FhCMB for the three and nine months ended March 31, 2012 and 2011 and amounts included in the balance sheet accounts as of March 31, 2012 and June 30, 2011, respectively.

	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Research and development expense	$1,034,000	$866,000	$3,422,000	$1,200,000
Royalty expense	50,000	50,000	150,000	150,000

	As of March 31, 2012	As of June 30, 2011

Prepaid expenses and other current assets	$816,000	$760,000
Accounts payable and accrued expenses	1,746,000	2,360,000

iBio, Inc.
Notes to Condensed Financial Statements (Unaudited)

3)

On February 1, 2012, the Company entered into a consulting agreement with a member of the board of directors, primarily for business development. The agreement is for six months at $15,000 per month and 60,000 options to purchase common stock at $0.93 per share. These options vest in six equal monthly installments of 10,000 and expire in ten years.

4)

On March 1, 2012, the Company entered into a consulting agreement with an executive officer of FhCMB to be the Company’s Scientific Advisor who was the former Chief Scientific Officer (CSO) of iBio effective February 29, 2012. As compensation, 300,000 unvested options that the former CSO had were allowed to continue to vest in accordance with the original terms of his option award. The fair market value of this non-employee option award at the date of grant for the unvested warrants was $243,000, and will continue to be amortized over the vesting terms. The initial option grant of 500,000 options to purchase common stock was granted on February 25, 2010 with an exercise price of $0.87 per share that expires in ten years. This option vests ratably on January 1, 2011and four subsequent anniversary dates.

5)

The Company entered into an agreement with a vendor, whose minority stockholder is the President of the Company. The vendor performs laboratory feasibility analyses of gene expression and protein purification and also preparation of research samples. The expense for the three and nine months is approximately $119,000.

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

In order to attract appropriate licensees and increase the value of our share of such intended contractual arrangements, we engaged the Center for Molecular Biotechnology of Fraunhofer USA, Inc., or FhCMB, in 2003 to perform research and development activities to develop the platform and to create our first product candidate. We selected a plant-based influenza vaccine for human use as the product candidate to exemplify the value of the platform. Based on research conducted by FhCMB, our proprietary technology is applicable to the production of vaccines for any strain of influenza of H1N1 swine-like influenza. A Phase 1 clinical trial of a vaccine candidate for H1N1 influenza, based on iBio’s technology, was initiated in September 2010. We announced positive interim results in June 2011 and successful completion of the clinical trial in March 2012. The vaccine candidate demonstrated strong induction of dose correlated immune responses, with or without adjuvant, as assessed by virus microneutralization antibody assays and hemagglutination inhibition (“HAI”) responses. The vaccine was safe and well tolerated at all doses when administered with and without adjuvant.

In connection with the research and development agreement, FhCMB agreed to use its best efforts to obtain grants from governmental and non-governmental entities to fund additional development of our proprietary plant-based technology. Consequently, in addition to the funding we have provided, FhCMB has received funding from the Bill & Melinda Gates Foundation for development of various vaccines based upon our proprietary technology including an experimental vaccine for H5N1 avian influenza. A Phase 1 clinical trial of a vaccine candidate for H5N1 influenza, based on iBio’s technology, was initiated in December 2010 and is ongoing. We announced positive interim results in June 2011 and successful completion of the clinical trial in March 2012.

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

This business structure helps the Company to enhance the value of commercial rights and the scope of applications of its platform technology. It also helps the Company demonstrate the validity and apparent value of the platform to parties to whom it will offer licenses or other business opportunities. Outsourcing our research and development work allows us to develop our product candidates, and thereby promote the value of our platform for licensing and product development purposes, without bearing the full risk and expense of establishing and maintaining our own research and development staff and facilities. FhCMB is engaged to perform research and development for the yellow fever vaccine project based on their expertise. The contract with FhCMB is expected to be $6.5 million. Service revenues and research expense under this arrangement commenced in January 2011. The amount of revenues recorded under this agreement and related research and development expenses for the three months ended March 31, 2012 and 2011 were approximately $372,000 and $176,000, respectively. The amount of revenues recorded under this agreement and related research and development expenses for the nine months ended March 31, 2012 and 2011 were approximately $926,000 and $176,000, respectively.

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

Results of Operations

For the three months ended March 31, 2012 versus March 31, 2011

Revenues for the three months ended March 31, 2012 were approximately $372,000 as compared to approximately $176,000 for the three months ended March 31, 2011. Revenues were attributable to providing technology services to a licensee, Fiocruz/Bio-Manguinhos, to assist them in implementing the Company’s technology.

Research and development expense

Research and development expense for the three months ended March 31, 2012 was approximately $1,307,000 compared to approximately $1,137,000 over the comparable period in 2011, an increase of approximately $170,000. This increase primarily relates to approximately $196,000 for FhCMB to service the yellow fever vaccine contract with Fiocruz/Bio-Manguinhos using iBio’s technology. In addition, the Company incurred approximately $119,000 in outside services to a related party, to perform laboratory feasibility analyses of gene expression and protein purification and also preparation of research samples. These expenses were offest primarily by a research project (“Project 1”) that was entered into last year with FhCMB by approximately $53,000 to evaluate gene expression and protein production, focus on a series of product candidates, using the iBioLaunch platform. The focus was to determine feasibility and relative priority, for business development purposes, of several protein therapeutic candidates that are representative of market classes of products. For examples, two market classes are monoclonal antibodies and plasma-derived proteins. The Company’s project with FhCMB (“Project 2”) was completed during the three months ended March 31, 2012. This project evaluated the mechanism of immune-potentiating activity of lichenase (LicKM), which is a thermostable bacterial enzyme used as a carrier molecule for vaccine antigens. The value of lichenase is as an immunomodulator. In addition, share-based compensation expense for options decreased the during the three months of 2012 as compared to 2011 by approximately $47,000 primarily due to certain options that are revalued each reporting period using the Black-Scholes option pricing model. The stock price is a component in the Black-Scholes calculation, which is used to compute fair market value. Changes in the Company’s closing stock price can result in fluctuations in share compensation results between reported periods.

General and administrative expenses

General and administrative expense for the three months ended March 31, 2012 was $1,246,000 compared to $1,927,000 for the comparable period in 2011, a decrease of approximately $681,000. The decrease is attributed primarily to reductions in share-based compensation expense for options of approximately $427,000 and share-based compensation expense for warrants of approximately $268,000. During the three months ended March 31, 2011, there were certain options granted that had shorter vesting as compared to the current period which caused the options to expense over a shorter period. The decrease in share-based compensation expense for warrants primarily represents an agreement for services that commenced during the previous period that had more of an impact on such period than the current period in conjunction with revaluing at each reporting period due to the price of the Company’s stock.

Other income (expense)

The derivative instrument liability non-cash charge for the three months ended March 31, 2012 was approximately $918,000 as compared to a non-cash charge of $144,000 for the comparable period in 2011. This resulted in an increase in a non-cash charge of approximately $774,000 for the three months ended March 31, 2012 as compared to the comparable period in 2011. The Company had issued additional warrants as a result of the anti-dilution provision as described in Note C to the notes to the unaudited condensed financial statements. In addition, the non-cash charge for the three months ended March 31, 2012 also related to the increase in the Company’s stock price at March 31, 2012 as compared to December 31, 2011. The non-cash income for the three months ended March 31, 2011 primarily relates to a decrease in the Company’s stock price at March 31, 2011 as compared to December 31, 2010. The calculation of this derivative liability is affected by factors which are subject to significant fluctuations and are not under the Company’s control. This liability resulted from warrants included in the August 2008 equity financing with an anti-dilution provision. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the warrants either expire in August 2013 or are exercised prior to that date. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash charge when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is falling.

Based upon the above, the net loss for the three months ended March 31, 2012 and 2011 was approximately $3,099,000 and $3,031,000 and $0.07 and $0.09 per share, respectively. The weighted average common shares outstanding – basic and diluted for the three months ended March 31, 2012 and 2011 was 45,715,762 and 32,338,587, respectively.

Results of Operations

For the nine months ended March 31, 2012 versus March 31, 2011

Revenues for the nine months ended March 31, 2012 were approximately $926,000 as compared to approximately $176,000 for the nine months ended March 31, 2011. Revenues were attributable to providing technology services to a licensee, Fiocruz/Bio-Manguinhos, to assist them in implementing the Company’s technology which commenced during the three months ended March 31, 2011.

Research and development expense

Research and development expense for the nine months ended March 31, 2012 was approximately $3,926,000 compared to approximately $1,915,000 over the comparable period in 2011, an increase of $2,011,000. This increase for the nine months ended March 31, 2012 primarily relates to two new research agreements that were entered into with FhCMB, Project 1 and Project 2 incurred more costs during the nine months than the comparable period in 2011 by approximately $806,000. Project 2 was completed during the three months ended March 31, 2012 and Project 1 commenced during the three months March 31, 2011. In addition, FhCMB was engaged to outsource the Fiocruz/Bio-Manguinhos agreement for their research and development based on their expertise to advance the yellow fever vaccine project using iBio’s technology. The increase for the nine months ended was $750,000 as compared to the comparable period in 2011. There are two $1 million obligation payments that are due each year during a five-year period and such obligations commenced in 2009. The May 2011 obligation was expensed upfront for the completion of the Pilot Plant at FhCMB as services were fully rendered through June 30, 2011. The accounting for the TTA agreement has been to expense such amounts as services are rendered. Such expense was approximately $667,000 greater for the nine months ended March 31, 2012 as compared to the comparable period in 2011. In addition, the Company incurred approximately $119,000 in outside services to a related party, to perform laboratory feasibility analyses of gene expression and protein purification and also preparation of research samples. Share-based compensation expense - options decreased for the nine months in 2012 as compared to

2011 by approximately $296,000, primarily due to certain options that are revalued each reporting period using the Black-Scholes option model. The stock price is a component in the Black-Scholes calculation that is used to compute fair market value. Changes in the Company’s closing stock price can result in fluctuations in share-based compensation results between reported periods.

General and administrative expenses

General and administrative expense for the nine months ended March 31, 2012 was approximately $4,180,000 compared to approximately $4,386,000 for the comparable period in 2011, a decrease of $206,000. The decrease is primarily attributed to a reduction in share-based compensation expense for warrants of approximately $939,000. Other decreases include the past consulting services by the former CFO for approximately $114,000 and public company listing fees of approximately $106,000. This was offset by an increase in share-based compensation expense for options for approximately $503,000 primarily for an option modification. In November and December 2011, the Board of Directors modified the cancellation provision of previously issued options, permitting an option holder, upon termination without cause, to exercise the vested portion of an option post-termination up to ten years after the grant date. Current period option awards granted also include this provision. The Company estimates the effect of the modification to be approximately $633,000, which will be expensed over the vesting terms, of which approximately $614,000 pertains to general and administrative expenses. For the nine months ended March 31, 2012, the amount charged to general and administrative expense was approximately $495,000. The remaining amount of $119,000 will be expensed in subsequent periods over the vesting terms. Other increases related to increases in professional fees of approximately $114,000, business travel of approximately $64,000 and in payroll and benefits of approximately $370,000. The Company hired two employees and salaries were increased primarily for the CEO and President.

Other income (expense)

The derivative instrument liability non-cash income for the nine months ended March 31, 2012 was approximately $2,873,000 as compared to a non-cash charge of approximately $4,425,000 for the comparable period in 2011. This resulted in an increase of non-cash income of approximately $7,298,000 for the nine months ended March 31, 2012 as compared to the comparable period in 2011. The non-cash income for the nine months ended March 31, 2011 of $2,873,000 is primarily due to the decrease in the Company’s stock price at March 31, 2012 as compared to June 30, 2011. However, it was also affected by the issuance of additional warrants as a result of the January 2012 equity offering due to the anti-dilution provision that was part of the August 2008 equity offering. The increase in other income – change in derivative liability of approximately $7,298,000 primarily results from decreases in the stock price at March 31, 2012 and 2011, respectively, as compared to June 30, 2011 and 2010, respectively. The calculation of this derivative liability is affected by factors, which are subject to significant fluctuations and are not under the Company’s control. This liability resulted from warrants included in the August 2008 equity financing with a down round provision. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the warrants either expire in August 2013 or are exercised prior to that date. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash charge when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is falling.

Based upon the above, the net loss for the nine months ended March 31, 2012 and 2011 was approximately $4,245,000 and $10,560,000 and $0.12 and $0.35 per share, respectively. The weighted average common shares outstanding – basic and diluted for the nine months ended March 31, 2012 and 2011 was 36,761,767 and 30,499,090 respectively.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since the spinoff from its Former Parent in August 2008. As of March 31, 2012, the Company had an accumulated deficit of approximately $29,975,000 and cash used from operations for the nine months ended March 31, 2012 and 2011 was approximately $4,969,000 and $4,240,000, respectively. The Company has historically financed its activities through the sale of common stock and warrants. To date, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ platform, advancing intellectual property, product candidate development, and general and administrative activities.

iBio believes it has the financial capability to meet its current obligations. In addition, the Company estimates that the cash on hand as of March 31, 2012 of approximately $6,724,000 will be adequate to fund its operations until the second calendar quarter of 2013. The Company plans to fund its further development and commercialization through licensing and partnering arrangements, which may include milestone receipts and royalties, and/or the sale of equity securities or debt. The Company cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Further, if additional funds are raised through the issuance of equity or debt may have powers, designations, preferences or rights senior to its currently outstanding securities. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize itself and d) possibly cease operations.

On July 26, 2011, the Company filed with the SEC a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the SEC on July 28, 2011. This Registration Statement allows the Company, from time to time, to offer and sell shares of common stock, preferred stock, warrants purchasing its securities and/or debt securities, up to a maximum aggregate amount of $100 million of such securities. The Company does not have immediate plans to further use this Shelf Registration Statement, but may in the future. The Company raised $10 million in January 2012 under this Registration Statement.

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

Item 4 CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation, our management, Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

b) Changes in Internal Control over Financial Reporting

In February 2012, we determined that a material weakness existed in our internal control over financial reporting. This weakness resulted from the Company not considering modifications made to the terms of standard option award contracts. Additionally, the subsequent computations of the impact of such modifications included errors, which were not identified by the existing system of internal control over financial reporting. The Company’s compensating detective controls were ineffective, resulting in material adjustments to the timing and amount of stock-based compensation recognized. This weakness resulted in additions and corrections to disclosures in its December 31, 2011 Quarterly Report on Form 10-Q prior to filing. In May 2012, we determined that the Company’s compensating detective controls remain ineffective, which resulted in adjustments to the financial statements as well as additions and corrections to disclosures in this Quarterly Report on Form 10-Q prior to filing.

During the quarter ended March 31, 2012 we began remediation of this material weakness by implementing additional internal controls related to the review of financial information relating to those transactions that that are non-routine and complex. However the material weakness still exists with respect to defective controls as of the date of this filing. There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company provided the Exchange with a satisfactory plan by November 28, 2011, to show that it would be able to return to compliance with Section 1003(a)(iv) of the Company Guide by January 25, 2012. Based upon subsequent submissions by the Company to the Exchange on January 27, 2012, the Exchange confirmed that the listing deficiency was resolved.

Internal Controls

As detailed in Part I, Item 4(b) above, the Company determined in February 2012 that a material weakness existed in its internal control over financial reporting, and the Company determined in May 2012 that certain controls remain ineffective. Failure in the remediation of this weakness could diminish the Company’s ability to meet its financial reporting obligations in an accurate and timely manner.

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

‡ Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.

Date: May 15, 2012	By:	/s/ Robert B. Kay

Robert B. Kay,
Chief Executive Officer

Date: May 15, 2012	By:	/s/ Douglas Beck, CPA

Douglas Beck, CPA
Chief Financial Officer