Form 10-K
period 2012-06-30
iBio, Inc.
filed 2012-10-12
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2012

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission File Number 001-35023

iBio, Inc.
(Exact name of small business registrant in its charter)

Delaware	26-2797813

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Innovation Way, Suite
100, Newark, DE	19711

(Address of principal executive offices)	(Zip Code)

(302) 355-0650
(Registrant’s telephone number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, $0.001 par	NYSE MKT
value per share

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on June 30, 2012 was $22,339,800.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:
Class	Outstanding at September 14, 2012
Common Stock, $0.001 par value	47,767,095 Shares

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

PART I

Item 1. Business

iBio, Inc. (“iBio” and the “Company”) is a biotechnology company focused on commercializing its proprietary technologies, the iBioLaunch™ platform for vaccines and therapeutic proteins, as well as the iBioModulator™ platform for vaccine enhancement. Our strategy is to promote our technology, through commercial product collaborations and license arrangements. We expect to share in the increased value of our technology through upfront license fees, milestone revenues, service revenues, and royalties on end products. We believe our technology offers the opportunity to develop products that might not otherwise be commercially feasible, and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low cost, high quality biologics manufacturing systems and vaccines with improved properties. Our near-term focus is to establish business arrangements for use of our technology by licensees for the development and production of products for both therapeutic and vaccine uses.

Vaccine candidates presently being advanced on our proprietary platform are applicable to newly emerging strains of H1N1 swine-like influenza, H5N1 avian influenza, yellow fever, and anthrax.

Therapeutic candidates presently being advanced on our proprietary platform include human alpha-galactosidase A for the treatment of Fabry disease, a modified version of human C-1 esterase inhibitor for the treatment of hereditary angioedema and other diseases, human alpha-1 antitrypsin for treatment of disorders caused by a lack or deficiency of alpha-1 antitrypsin, and several other therapeutic protein targets including antibodies, for which preliminary product feasibility has been demonstrated.

In order to attract appropriate licensees and increase the value of our share of such intended contractual arrangements, we engaged the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (“FhCMB”) in 2003 to perform research and development activities to develop the iBioLaunch platform and to create our first product candidate. We selected a plant-based influenza vaccine for human use as the product candidate to exemplify the value of the platform. Based on research conducted by FhCMB, our proprietary technology is applicable to the production of vaccines for any strain of influenza including strains of H1N1 swine-like influenza. A Phase 1 clinical trial of a vaccine candidate for H1N1 influenza, based on iBio’s technology, was initiated in September 2010. We announced positive interim results in June 2011 and successfully completed the clinical trial in March 2012. The vaccine candidate demonstrated strong induction of dose correlated immune responses, with or without adjuvant, as assessed by virus microneutralization antibody assays and hemagglutination inhibition (“HAI”) responses. The vaccine was safe and well tolerated at all doses when administered with and without adjuvant.

In connection with the research and development agreement, FhCMB agreed to use its best efforts to obtain grants from governmental and non-governmental entities to fund additional development of our proprietary plant-based technology. Consequently, in addition to the funding we have provided through agreements to FhCMB, FhCMB has received funding from the Bill & Melinda Gates Foundation for development of various vaccines based upon our proprietary technology including an experimental vaccine for H5N1 avian influenza. A Phase 1 clinical trial of a vaccine candidate for H5N1 influenza, based on iBio’s technology, was initiated in December 2010. We announced positive interim results in June 2011 and successfully completed the clinical trial in March 2012.

In addition to the platform and product development engagements, in 2006, the Company engaged FhCMB to create a prototype production module for products made through the use of the platform. The purpose of this engagement was to demonstrate the ease and economy with which platform-based products could be manufactured in order to attract potential licensees and increase the value of our share of such business arrangements. The prototype design, which encompasses the entire production process from seeding through pre-infiltration plant growth, infiltration with agrobacteria, harvesting of plant tissue and purification of target proteins, was completed in May 2008. A pilot plant based upon this prototype was subsequently constructed in the FhCMB facility in Newark, Delaware. This pilot plant, and the equipment in it, are owned by FhCMB and have been validated for current Good Manufacturing Practices (“cGMP”) production. It is expected to be used for cGMP production of protein targets for clinical trials of product candidates utilizing our platform technology.

In January 2011, we announced the grant of a commercial, royalty-bearing license to Fiocruz/Bio-Manguinhos (“Fiocruz”) of Brazil to develop, manufacture and sell certain vaccines based upon our proprietary technology. Fiocruz will invest $6.5 million to bring the first product candidate, a yellow fever vaccine, through a Phase I clinical trial. The World Health Organization has estimated that 200,000 unvaccinated people contract yellow fever each year, and approximately 30,000 die from the disease.

Development of the yellow fever vaccine candidate will be performed through a commercial collaboration among the Company, Fiocruz and FhCMB. The license covers the nations of Latin America, the Caribbean and Africa. The Company retains the right to sell the products developed under the license and collaboration agreement in any other territory with a royalty back to Fiocruz. Bio-Manguinhos is a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil. Fiocruz/Bio-Manguinhos produces and develops immunobiological items to respond to public health demands. Its product line consists of vaccines, reagents and biopharmaceuticals. Fiocruz is a leading company in the national export of human vaccines and a major participant in total export sales of the Brazilian pharmaceutical sector. Fiocruz/Bio-Manguinhos is one of the main producers of vaccines and diagnostics for infectious diseases in Latin America. Fiocruz is a certified World Health Organization provider to United Nations agencies, and is a leading world manufacturer of yellow fever vaccine, which it has exported to over 60 countries.

In February, May and June 2012, we announced the issuance or allowance of U.S. patents for, and scientific progress with potential product applications of our iBioModulator platform, also referred to as our lichenase fusion-protein technology.

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

Through (i) the Company/FhCMB contracts and (ii) the non-commercial arrangements described above (which we refer to collectively as the “business structure”), the Company retains ownership of the intellectual property and exclusive worldwide commercial rights in the fields of human health and veterinary influenza applications of the intellectual property. The Company licenses or otherwise grants use rights (a) to government and NGO entities for not-for-profit applications of the intellectual property for the development or application for which they granted or were granted funding, and (b) to FhCMB for research purposes and applications in other fields. At this time, the Company is not pursuing development in the area of veterinary influenza. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in connection with the Company’s impairment charge of $87,000 and $586,000 taken during the fourth quarter for the years ended June 30, 2012 and 2011, respectively.

This business structure helps the Company to enhance the value of commercial rights and the scope of applications of its platform technology. It also helps the Company demonstrate the validity and apparent value of the platform to parties to whom it will offer licenses or other business opportunities. Outsourcing our research and development work allows us to develop our product candidates, and thereby promote the value of our platform for licensing and product development purposes, without bearing the full risk and expense of establishing and maintaining our own research and development staff and facilities. FhCMB is engaged to perform research and development for the yellow fever vaccine project based on its expertise. The contract with FhCMB is expected to be $6.5 million. Service revenues and research expense under this arrangement commenced in January 2011. The amount of revenues recorded under this agreement and related research and development expenses for the years ended June 30, 2012 and 2011 were approximately $1,277,000 and $520,000, respectively. The Company invoices this only customer in US dollars and also receives collection of the outstanding receivable in US dollars. Therefore, there are no foreign currency exchange translation gains or losses involved with this customer.

In July 2012 we announced a global alliance with GE Healthcare (“GEHC”) to commercialize our plant-based technologies for the manufacture of biopharmaceuticals and vaccines. The alliance is intended to build on the existing development and marketing agreement between the two companies announced in 2010 and to combine iBio’s proprietary iBioLaunch platform with GE Healthcare’s capabilities in start-to-finish technologies for biopharmaceutical manufacturing. Under the terms of the agreement,

iBio will be the preferred provider of vaccine or therapeutic product manufacturing technology incorporating a plant based protein expression system, while GEHC will be the preferred provider of engineering services and bioprocess solutions, to any customers that may be interested in a bio-manufacturing facility incorporating a plant-based expression system. The agreement further specifies allocation of responsibilities for product development, process scale-up, facilities design and development, and technology transfer among iBio, FhCMB, and GEHC. The Agreement also sets forth the terms of a non-exclusive license to iBio’s technology that iBio has agreed to offer to any customer referred by GEHC pursuant to the Agreement.

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

Historically, in addition to the development of the platform technology described in the preceding paragraphs, the Company has also generated sales of nutritional supplements utilizing plants as sources of high-quality nutritional minerals. The Company has a patented process for hydroponic growth of edible plants that causes them to accumulate high levels of important nutritional minerals such as chromium, selenium, iron and zinc. The Company utilized the services of various wholly owned subsidiaries of our Former Parent company, Integrated BioPharma, Inc. (“Integrated BioPharma” or “Former Parent”) to support the production, marketing and sales of these phytomineral products.

Effective in April 2009, the Company entered into an agreement with IHT Health Products, Inc. (a wholly-owned subsidiary of our Former Parent, (“IHT”) wherein it granted an exclusive license to the Company’s patented process in consideration for a royalty of five percent (5%) of net sales and the obligation of IHT to maintain in force and good standing the Company’s patent and related intellectual property. At the same time, rights under the existing customer agreements were beneficially transferred to IHT. iBio receives royalty income from the exclusive license to IHT.

In November 2007, the Board of Directors of our Former Parent approved a plan to distribute its equity interests in the Company to its stockholders in the form of a dividend. The record date of the dividend was August 12, 2008 with a distribution date of August 18, 2008. The stockholders of our Former Parent received one share of the Company’s common stock for each share of common stock they owned of the Former Parent as of the record date. Immediately following the spin-off, the Company became a public company with stock traded on the OTC Bulletin Board under the symbol IBPM. The Company’s stock was listed for trading on the NYSE MKT in January 2011.

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

The U.S. Department of Defense (“DoD”) has also provided funding to FhCMB for advanced development of our technology platform and for preclinical and clinical studies for an anthrax-plague combination vaccine and for an H1N1 influenza vaccine project. Through June 30, 2012, FhCMB has received funding and funding commitments for these projects totaling approximately $34 million. This funding is similarly beneficial to us because we have retained the commercial rights to any technology improvements resulting from those projects.

In summary, the advancement of our technology has indirectly benefited from the funding and funding commitments of research and development activities at FhCMB in recent years by U.S. government and non-governmental organizations in amounts aggregating approximately $67 million.

Pursuant to the Technology Transfer Agreement (“TTA”) between our company and FhCMB, effective in January 2004, we paid $3.6 million to FhCMB to acquire the exclusive rights in intellectual property owned by FhCMB and to obtain from FhCMB maintenance and support necessary to protect the intellectual property through the preparation and filing of patent applications in the United States and around the world. We currently hold eight U.S. patents and three international patents. Additionally, we have fifteen U.S. and thirty-eight international patent applications pending. The latter includes numerous foreign countries including Australia, Brazil Canada, China, Hong Kong, India, Japan, New Zealand, and several countries in Europe. We continue to prepare patent applications relating to our expanding technology in the U.S. and abroad.

Our intellectual property comprises the technology platform pursuant to which hydroponically grown green plants can be used for the accelerated development and manufacture of high-value proteins of interest as candidate therapeutic products and vaccines applicable to a broad range of disease agents. These include human alpha-galactosidase A for the treatment of Fabry disease, a modified human C-1 esterase inhibitor for the treatment of hereditary angioedema and other diseases, human alpha-1 antitrypsin for treatment of disorders caused by a lack or deficiency of alpha-1 antitrypsin; and vaccines for influenza, sleeping sickness, anthrax, plague, and HPV.

By certain subsequent agreements, we engaged FhCMB to perform certain research activities for which we made payments when certain milestone tasks were performed; such payments were conditioned only on the performance of the task, not upon the success or value of what was determined or discovered.

At various times since January 2004, we have amended our agreements with FhCMB. These amendments include a commitment by FhCMB to further develop exclusively for and transfer to us rights to proprietary technology and intellectual property rights in the fields defined in the agreements comprising principally plant-based human vaccines, human antibodies, and human therapeutic proteins and veterinary applications of plant-based influenza vaccines. For these activities, we have committed to make non-refundable payments to FhCMB of $2 million per year for five years, aggregating to $10 million, since November 2009. FhCMB was required to expend an additional amount at least equal to the amounts paid by us for the same purposes.

In addition, we are required to make royalty payments to FhCMB equal to 1% of all receipts derived by us from sales of products utilizing the proprietary technology and 15% of all receipts derived by us from licensing the propriety technology to third parties for a period of fifteen years. Minimum annual aggregate payments of $200,000 are required under the agreement beginning in 2011. In turn, FhCMB is required to pay us royalty payments equal to 9% of all receipts, if any, realized by FhCMB from sales, licensing or commercialization of the intellectual property licensed from us.

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

Our Product Candidates

We continue to demonstrate applicability and commercial value of our platform technology and our pipeline of vaccine and therapeutic products developed with the platform.

We believe we have demonstrated the applicability of our platform technology to vaccines for influenza. In addition, in collaboration with FhCMB, we are also developing product candidates for the biodefense market, for infectious diseases important in the developing world such as human papilloma virus, and therapeutic protein candidates that address a variety of global markets.

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

A Phase 1 clinical trial of a vaccine candidate for H1N1 influenza, based on iBio’s technology, was initiated in September 2010. We announced positive interim results in June 2011 and successful completion of the clinical trial in March 2012. The vaccine candidate demonstrated strong induction of dose correlated immune responses, with or without adjuvant, as assessed by virus icroneutralization antibody assays and hemagglutination inhibition (“HAI”) responses. The vaccine was safe and well tolerated at all doses when administered with and without adjuvant.

We believe our technology is applicable to any influenza strains, and we expect to modify our product development plans to incorporate appropriate antigens into any new vaccine formulation we advance to clinical testing. We currently have no specific plans to advance such a product into clinical testing.

Unlike the most common method of producing vaccines against influenza, our process does not rely on chicken eggs and does not require work with whole influenza viruses. Rather, we produce subunit vaccines that are composed of only parts of the protein components of the disease-causing viruses. We believe our subunit vaccines are promising for prevention of influenza infection in humans because they have been demonstrated to prevent influenza infections in ferrets, the experimental model of choice for evaluating human influenza vaccines.

Pandemic Avian Influenza Vaccine. Through FhCMB and their funding from the Bill & Melinda Gates Foundation, we are developing vaccine candidates targeting highly pathogenic avian influenza (“H5N1”) viruses based upon the iBioLaunch™ Platform. These candidates have demonstrated immunogenicity and have been successfully tested in mice and ferrets for protective efficacy. Like our candidate vaccines for seasonal influenza, our candidate vaccines for avian influenza are subunit vaccines. Thus, we do not need to culture the intact avian influenza virus in order to produce our candidate vaccines.

The Bill & Melinda Gates Foundation has committed significant funding to FhCMB for preclinical development and a Phase 1 human clinical trial of this pandemic influenza vaccine candidate using our technology. A Phase 1 human clinical trial of an iBioLaunch-produced H5N1 influenza vaccine candidate has been successfully completed and peer-reviewed results are expected to be published in a scientific journal during 2012. Our longer-term goal, subject to commercial partnering arrangements, is to develop a combined vaccine effective for preventing both seasonal and pandemic influenza infections.

Therapeutic Vaccine for Human Papilloma Virus. We have commercial rights to vaccine candidates developed pursuant to our business structure based on fusing a protein component of Human Papilloma Virus (“HPV”) called the E7 antigen, to the LicKM protein that is modified from a protein of the bacterium Clostridium thermocellum. Several of these candidate vaccine formulations have demonstrated sufficient immune stimulation and protection from disease in mouse experiments to justify further investment in its development as a potential human therapeutic product. In experimental tests in mice, with each formulation administered to ten mice, some candidates protected all of the mice from the growth of tumors caused by the HPV virus. Additional detail on these experiments was published in 2007 and 2009 in the scientific journal Vaccine, 2007; 25(16):3018-3021 and 2009; 27(25-26):3395-3397.

Biodefense Products. We have commercial rights to an oral anthrax booster vaccine candidate developed by FhCMB in collaboration with the Naval Medical Research Center (“NMRC”). Animal tests have demonstrated safety and efficacy of this product candidate. We also have commercial rights to candidate plague vaccines that FhCMB has demonstrated to be effective in non-human primate tests in which four groups of two monkeys each were inoculated and then challenged with plague infection. Detailed results of these experiments were published in 2007 in the scientific journal Vaccine, 2007 Apr 20; 25(16):3014-7.

DoD has also provided funding to FhCMB for advanced development of the technology platform and for preclinical and clinical studies for an anthrax-plague combination vaccine and for an H1N1 influenza vaccine project. Through June 30, 2012 FhCMB has received funding and funding commitments for these projects totaling approximately $34 million. This funding is similarly beneficial to us because we have the commercial rights to any technology improvements resulting from those projects.

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

Therapeutic Protein Product Candidates. We have tested the feasibility of developing and producing certain therapeutic proteins using our technology including the following: Human alpha-galactosidase A for the treatment of Fabry disease, a modified human C-1 esterase inhibitor for the treatment of hereditary angioedema and other diseases, and Human alpha-1 antitrypsin for treatment of disorders caused by a lack or deficiency of alpha-1 antitrypsin.

Target Markets

Based on scientific data produced by FhCMB, we believe that our platform technology is well suited for application to both vaccines and therapeutic proteins. Information on product markets of interest to us is provided in the following paragraphs.

Previously, our business focus was primarily on establishing the necessary capability, information, and data to support commercial licensing of our platform technology for broad protein manufacturing purposes as well as for specific vaccine and therapeutic product candidates. We have long believed that the potential advantages of our technology will enable us to compete effectively against other providers of technology for biotechnology product manufacturing that may be slower, more capital intensive, or more costly to operate. We have initiated a business development program focused on this opportunity as our intellectual property includes proprietary product candidates that may enhance our ability to participate profitably in certain markets.

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

Influenza Market. We believe that an attractive business opportunity for us is to establish one or more commercial collaborations for the use of our iBioLaunch platform technology in the development of vaccines for prevention of influenza infections and to establish validated technology for rapid response to the outbreak of new strains of influenza. We have demonstrated the efficiencies of our iBioLaunch technology at a laboratory level by producing candidate influenza vaccines in weeks versus the months required for commercially used chicken egg methods. The yields we have obtained in these laboratory experiments are high enough to be competitive with other methods if we can achieve the same yields and the same time efficiencies on a commercial scale. We have also demonstrated the safety and immunogenicity of our iBioLaunch-produced influenza vaccine candidate in a Phase 1 human clinical trial. We, however, have not yet tested our technology at the scale that will be required for commercial use nor at a scale sufficient to conclude what our commercial cost of goods will be.

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

Treatment of Orphan Diseases. The worldwide market for orphan disease therapy is estimated to be over $80 billion and approximately half of that is addressed through biologic rather than chemical drugs. Well-known products in this category include human enzymes for treatment of lysosomal storage diseases, such as Fabry disease, and products for treatment of less-common types of cancer. The incentives for companies to invest in new treatments for smaller patient populations are substantial, both due to tax incentives and also due to the profit margins that are typically seen for these products. To date, the Food & Drug Administration (“FDA”) has granted more than 2,000 orphan designations to products in various stages of development. We expect to attract some commercial interest in our platform for manufacturing certain orphan biologic drugs from companies that have not yet committed to the more expensive traditional bioreactor alternatives. There can be no assurance of how long it will take before a pharmaceutical or biotechnology company will approach us for commercial interest.

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

Because our iBioLaunch technology has proven useful at a laboratory level in the production of high value proteins of immediate interest as product candidates, we believe it can be applied to commercial product development and biologic pharmaceutical manufacturing. Advantages of our platform technology include its short development time frame for the harvesting of the applicable protein or vaccine molecules and applicability to a broad range of pharmaceutical proteins.

The table below summarizes the results of tests conducted to date to assess the breadth of applicability of our iBioLaunch platform technology. Some, but not all, of the listed targets are currently being pursued as product candidates by us to document the effectiveness of our platform technology. However, this table is presented to illustrate the breadth of applicability of our technology, rather than as a list of products under active development.

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

UT = untested

Our iBioModulator technology is based on a modified form of the cellulose degrading enzyme lichenase from Clostridium thermocellum, a thermophilic and anaerobic bacterium. Previous work with lichenase (LicKM) has shown that it is easily expressed in plants using the iBioLaunch expression platform, and that it is a useful carrier molecule for vaccine antigens (either complete proteins or peptide antigens). The modified lichenase molecule can accept up to three vaccine antigens for presentation to the immune system, and has previously been used to make vaccine candidates for plague, HPV, malaria, yellow fever, and influenza.

Vaccines for HPV and malaria created as lichenase fusions have been shown to have improved effectiveness over vaccines made by unfused HPV or malaria proteins. In the case of HPV-lichenase fusions, greater protection from HPV tumors were observed in mice and mice bearing HPV tumors showed substantially improved survival when vaccinated with HPV-lichenase fusions when compared to unfused vaccines. Malaria-lichenase antigen fusions showed higher levels of induced malaria-specific antibodies and more long-lasting protection when compared with unfused antigens. These results suggest that iBioModulator lichense fusions could improve vaccine effectiveness by boosting antibody levels, cellular immune responses, and prolonging the period of protection offered by a vaccine.

In order to extend this data, iBio, Inc. intends to further study the value of LicKM by developing other vaccines using the iBioModulator technology. Lichenase fusion vaccine candidates for other viral diseases will be created, and evaluated against non-fused antigens for protective immunoglobulin titers and for length of the protective immune response. In addition, we will run additional studies to extend the earlier data from HPV-lichenase vaccines, and continue to collect immunoglobulin titer and length of protective immunization of yellow fever and malaria vaccine candidates compared to non-fused vaccines.

Because the iBioModulator platform is based upon a protein from a thermophilic organism, it is likely that it has evolved to be highly thermostable. It is possible that vaccine antigen made as fusions to LickM may be more thermostable than their native conformation. A more thermostable vaccine would potentially require less stringent handling requirements, reducing or eliminating “cold chain” refrigeration or freezing requirements, and thereby simplifying the distribution and access to critical vaccines. iBio, Inc. intends to study the thermostability of vaccine antigens made as lichenase fusions to evaluate whether this technology offers benefits in this area.

Throughout the course of these programs to validate the iBioModulator fusion molecule, the Company intends to make periodic announcements of scientific findings via publication in journals or direct public statements.

During the years ended June 30, 2012 and 2011, we incurred research and development expenses of approximately $4,981,000 and $3,084,000, respectively.

Intellectual Property

We exclusively control intellectual property developed at FhCMB for human health applications. We also exclusively control the veterinary field for plant-made influenza vaccines. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and products and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology.

We currently hold eight U.S. patents and three international patents. Additionally, we have fifteen U.S. and thirty-eight international patent applications pending. The latter includes numerous foreign countries including Australia, Brazil, Canada, China, Hong Kong, India, Japan, New Zealand, and several countries in Europe. We continue to prepare patent applications relating to our expanding technology in the U.S. and abroad.
The following summarizes the areas covered by our issued and pending patent applications:

Issued Technology Filings (U.S.)
☐	Virus-induced gene silencing in plants
☐	Transient expression of foreign genes in plants
☐	Production of foreign nucleic acids and polypeptides in sprout systems
☐	Production of pharmaceutically active proteins in sprouted seedlings
☐	Systems and method for clonoal expression in plants
☐	Recombinant carrier molecule for express, deliver and purification of target polypeptides
☐	Influenza, antigen, vaccine, compositions and related

Pending Technology Filings (U.S. and International)
☐	Virus-induced gene silencing in plants (International)
☐	Activation of transgenes in plants by viral vectors
☐	Protein production in seedlings
☐	Agroinfiltration of plants with launch vector
☐	Transient expression of proteins in plants
☐	Thermostable carrier molecule
☐	Protein expression in clonal root cultures
☐	Production of proteins in plants with launch vector
☐	In vivo deglycosylation of recombinant proteins in plants

Pending Product Filings (U.S. and International)
☐	Antibodies
☐	Influenza vaccines
☐	Influenza therapeutic antibodies
☐	Anthrax vaccines
☐	Plague vaccine
☐	HPV vaccines
☐	Trypanosomiasis vaccine
☐	Malaria vaccines

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

There are currently approved therapies for the diseases and conditions addressed by our vaccine and therapeutic protein candidates that are undergoing clinical trials and for the diseases and conditions that are the subjects of our platform validation and preclinical development programs. There are also a number of companies working to develop new drugs and other therapies for diseases of commercial interest to us that are undergoing various stages of testing including clinical trials. The key competitive factors affecting the success of our platform for commercial product candidates are likely to be efficacy, safety profile, price, and convenience.

Government Regulation and Product Approval

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacturing and marketing of pharmaceutical drugs and vaccines. All of the vaccine and therapeutic products developed from our platform technology will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drugs and vaccines are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the U.S., various federal, and, in some cases, state statutes and regulations, also govern or impact the manufacturing, safety, labeling, storage, record-keeping and marketing of pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, if and when obtained for any of our product candidates, may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed. Further, approved drugs and manufacturers are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Please see “Risk Factors” for additional information on the regulatory risks we face in attempting to develop products for human use.

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

Any products we or a licensee manufactures or distributes under FDA approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with current cGMPs, which are the standards the FDA requires be met during the manufacturing of drugs and biologic products, and which impose procedural and documentation requirements upon us and any third party manufacturers we utilize.

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

Prior to our spin-off from our Former Parent, we maintained product liability insurance for sales of our phytomineral products through Integrated BioPharma’s product liability insurance policy at $5 million per occurrence with a $5 million aggregate. Our sales of phytomineral products continued to be covered under Integrated BioPharma’s product liability policy through April 1, 2009 when, as previously discussed, we entered into an agreement with a subsidiary of Integrated BioPharma wherein we granted an exclusive license to that subsidiary to manufacture and sell phytomineral products produced using the our patented process in consideration for a royalty of five percent (5%) of net sales. We will need to purchase our own product liability insurance policy to cover any of our clinical trial and product liability risks. We anticipate that our product liability coverage will be at least comparable to our prior coverage. However,

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

Employees

As of September 14, 2012, we had seven employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with them and expect their numbers to increase by two or three full-time employees during the next twelve months as we continue to develop the infrastructure necessary to advance our business interests if we complete an offering of our securities. Since our business strategy is based on outsourcing our development and clinical trial work to third parties, we believe this staffing level will be sufficient to meet our needs.

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

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. Our licensees may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent the commercialization of product candidates based on our technology, including the following:

☐

Our licensees’ preclinical or clinical trials may produce negative or inconclusive results, which may require additional preclinical testing, or clinical trials or the abandonment of projects that we expect to be promising. For example, promising animal data may be obtained about the immunogenicity of a vaccine candidate and then human tests may result in no or inadequate immune responses. In addition, unexpected safety concerns may be encountered that would require further testing even if the vaccine candidate produced a very significant immune response in human subjects

☐

Initial clinical results may not be supported by further or more extensive clinical trials. For example, a licensee may obtain data that suggest a desirable immune response from a vaccine candidate in a small human study, but when tests are conducted on larger numbers of people, the same extent of immune response may not occur. If the immune response generated by a vaccine is too low or occurs in too few treated individuals, then the vaccine will have no commercial value.

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

We believe that our existing cash of approximately $5,624,000 as of June 30, 2012 will be sufficient to meet our projected operating requirements through the end of the second calendar quarter of 2013 without an equity or debt offering or up front milestone receipts from licensing arrangements including royalties. Our future funding requirements will depend on many factors, including:

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

We have a limited operating history, which may limit the ability of investors to make an informed investment decision.

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

Our operations have been limited to organizing and staffing our Company; acquiring, developing and securing our proprietary technology; and undertaking, through third parties, preclinical trials and clinical trials of our Technologies. To date, we have completed a Phase 1 clinical trial of a vaccine candidate for H1N1 influenza and a Phase 1 clinical trial of a vaccine candidate for H5N1 influenza. These operations provide a limited basis for investors to assess our ability to commercialize our technologies and whether to invest in us.

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

Until we can generate a sufficient amount of license and/or product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings and corporate product or technology development agreements and licensing arrangements. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, that are not favorable to us or our stockholders. If we raise additional funds through development and licensing arrangements with third parties, it will be necessary to relinquish valuable rights to our technologies, research programs or product candidates or grant licenses on terms that may not be favorable to us.

Even if we or our potential licensees successfully complete clinical trials for our product candidates, there are no assurances that we will be able to submit, or obtain FDA approval of, a new drug application or biologics license application.

There can be no assurance that, if clinical trials for any product candidates are successfully completed, either we or our licensees will be able to submit a biologics license application (“BLA”) to the FDA or that any BLA submitted will be approved by the FDA in a timely manner, if at all. After completing clinical trials for a product candidate in humans, a dossier is prepared and submitted to the FDA as a BLA, and includes all preclinical and clinical trial data that clearly establish both short-term and long-term safety for a product candidate, and data that establishes the statistically significant efficacy of a product candidate, in order to allow the FDA to review such dossier and to consider a product candidate for approval for commercialization in the United States. If we are unable to submit a BLA with respect to any of our product candidates, or if any BLA we submit is not approved by the FDA, we will be unable to commercialize that product. The FDA can and does reject BLAs and requires additional clinical trials, even when product candidates perform well or achieve favorable results in large-scale Phase III clinical trials. If we or our licensees fail to commercialize any product candidates based on our technology, we may be unable to generate sufficient revenues to continue operations or attain profitability and our reputation in the industry and in the investment community would likely be damaged, each of which would cause our stock price to significantly decrease.

We face competition from many different sources, including pharmaceutical and biotechnology enterprises, academic institutions, government agencies and private and public research institutions, and such competition may adversely affect our ability to generate revenue from our products.

Many of our competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products.

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

We engaged FhCMB to perform research and development activities to apply our platform technology to create product candidates. The Company and FhCMB have certain disagreements about items invoiced by FhCMB to the Company and items invoiced by the Company to FhCMB pursuant to the various agreements between them. According to FhCMB, as of June 30, 2012, the Company is not current in its payments to FhCMB.

We have similar arrangements for creation of product candidates with another party, but these arrangements may not be scientifically or commercially successful. If we are unable to resolve the account with FhCMB and also unable to obtain suitable services of the same kind from other parties, we may fail to meet our business objectives for an affected product or program. Moreover, arrangements to create product candidates can be complex to negotiate and time consuming to document, and if accomplished, could be less favorable to the Company than the current arrangements with FhCMB and could, therefore, adversely affect our ability to discover, develop and commercialize products.

If third parties on whom we or our licensees will rely for clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business may suffer.

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

We currently hold eight U.S. patents and three international patents. Additionally, we have fifteen U.S. and thirty-eight international patent applications pending. The latter includes numerous foreign countries including Australia, Brazil Canada, China, Hong Kong, India, Japan, New Zealand, and several countries in Europe. We continue to prepare patent applications relating to our expanding technology in the U.S. and abroad.

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

There can be no assurance that patents owned by or licensed to us will not be challenged by others. We currently hold one issued U.S. patent for methods of inducing gene silencing in plants, two U.S. patents describing viral vectors and methods for expressing polypeptides of interest in plants, two U.S. patents involving methods for producing pharmaceutically active proteins in sprouted seedlings, one US patent involving clonal root expression, one US patent involving a thermostable recombinant carrier molecule, one U.S. patent application for which we have received a notice of allowance describing Anthrax antigens and vaccine compositions, and one U.S. patent describing systems for expression of vaccine antigens in plants. Please see “Business – Intellectual Property” for more information on our current patents and patent applications. We could incur substantial costs in proceedings, including interference proceedings before the United States Patent and Trademark Office and comparable proceedings before similar agencies in other countries in connection with any claims that may arise in the future. These proceedings could result in adverse decisions about the patentability of our inventions and products, as well as about the enforceability, validity or scope of protection afforded by the patents. Any adverse decisions about the patentability of our product candidates could cause us to either lose rights to develop and commercialize our product candidates or to license such rights at substantial cost to us. In addition, even if we were successful in such proceedings, the cost and delay of such proceedings would most likely have a material adverse effect on our business.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information, may not adequately protect our intellectual property, and will not prevent third parties from independently discovering technology similar to or in competition with our intellectual property.

We rely on trade secrets and other unpatented proprietary information in our product development activities. To the extent we rely on trade secrets and unpatented know-how to maintain our competitive technological position, there can be no assurance that others may not independently develop the same or similar technologies. We seek to protect trade secrets and proprietary knowledge, in part through confidentiality agreements with our employees, consultants, advisors, collaborators and contractors. Nevertheless, these agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information. If our employees, scientific consultants, advisors, collaborators or contractors develop inventions or processes independently that may be applicable to our technologies, product candidates or products, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights. If we fail to obtain or maintain trade secret protection for any reason, the competition we face could increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability.

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

There have been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to potential infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our products and technology. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

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

If we are presented with appropriate opportunities, we may acquire or make investments in complementary companies, products or technologies. We may not realize the anticipated benefit of any acquisition or investment. If we acquire companies or technologies, we will face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations of an acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired business, and impairment charges if future acquisitions are not as successful as we originally anticipate. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Any failure to successfully integrate other companies, products or technologies that we may acquire may have a material adverse effect on our business and results of operations. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders.

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

Our independent registered public accounting firm, CohnReznick LLP, communicated to our audit committee on February 14, 2012 that a material weakness existed in our internal control over financial reporting. Management concluded that disclosure controls were not effective as well. This weakness resulted from the Company not considering modifications made to the terms of standard option award contracts. Additionally, the subsequent computations of the impact of such modifications included errors which were not identified by the existing system of internal control over financial reporting. The Company’s compensating detective controls were ineffective, resulting in material adjustments to the timing and amount of stock based compensation recognized. This weakness resulted in additions and corrections to disclosures in our December 31, 2011 Quarterly Report on Form 10-Q prior to filing.

Our independent registered public accounting firm, CohnReznick LLP, communicated to our audit committee on May 15, 2012 the aforementioned material weakness remained in our internal control over financial reporting. During the third quarter ended March 31, 2012, the Company began remediating this material weakness. However, the material weakness still existed with respect to detective controls as of the date of such filing. During the fourth quarter ended June 30, 2012, the Company remediated this material weakness related to those transactions that are non-routine and complex. There have been no other changes over financial reporting during the quarter ended June 30, 2012.

Future reoccurrence of such material weakness could adversely affect our financial reporting.

Risks Relating to our Common Stock

We need additional financing to execute our business plan which may not be available on commercially acceptable terms, if at all. If we are unable to obtain such financing, we will be required to delay, scale back, or eliminate part or all of our operations and may not continue as a going concern.

We have limited financial resources and incurred net losses during the fiscal years ended June 30, 2012 and 2011. We need to obtain additional financing to meet our working capital needs and execute our business plan.

Our independent registered public accounting firm has concluded that our cumulative and continuing losses, negative cash flow and accumulated deficit as of and for the year ended June 30, 2012 raise substantial doubt about our ability to continue as a going concern. The inclusion of a going concern explanatory paragraph in the report of our independent registered public accounting firm may make it more difficult for us to secure financing on terms acceptable to us, if at all, and likely may adversely affect the terms of any financing that we may obtain.

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

We have incurred losses since inception. Through June 30, 2012, our expenses have primarily consisted of research and development and general and administrative expenses related to the development and commercialization of our proprietary technology. Our financial statements have been prepared assuming that we will continue as a going concern.

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

It is possible that our operating results may vary significantly in the future and that period-to-period comparisons of our operating results are not necessarily meaningful indicators of the future. You should not rely on the results of one quarter as an indication of our future performance. It is also possible that in some future quarters our operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our common stock may decline significantly.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions of our certificate of incorporation, bylaws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change in control that a stockholder may consider favorable. Pursuant to our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protect the continuity of our management. Specifically, if in the due exercise of his/her or its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

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

We also are subject to Section 203 of the Delaware General Corporation Law. In general, these provisions prohibit a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless the transaction in which the person became an interested stockholder is approved in a manner presented in Section 203 of the Delaware General Corporation Law. Generally, a “business combination” is defined to include mergers, asset sales and other transactions resulting in financial benefit to a stockholder. In general, an “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of a corporation’s voting stock. This statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us.

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

We are entitled under our Certificate of Incorporation to issue up to 100,000,000 shares of common stock, par value $.001 per share, and 1,000,000 shares of preferred stock, with no value. As of June 30, 2012, we had issued and outstanding 47,767,095 shares of common stock. We had 5,510,000 and 20,940,796 options and warrants outstanding as of June 30, 2012, respectively, to purchase common stock and 4,490,000 shares of common stock are reserved for issuance of additional grants under our 2008 Omnibus Equity Incentive Plan. Accordingly, we will be able to issue up to 21,292,109 additional shares of common stock and 1,000,000 shares of preferred stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The issuance of preferred stock or additional shares of common stock could adversely affect the rights of the holders of shares of our common stock.

Our Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock without any further action on the part of our stockholders. Our Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Currently, we have no shares of preferred stock outstanding. Our Board of Directors may, at any time, authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to the redemption of the shares, together with a premium, before the redemption of our common stock, which may have a material adverse effect on the rights of the holders of our common stock. In addition, our Board of Directors, without further stockholder approval, may, at any time, issue large blocks of preferred stock. In addition, the ability of our Board of Directors to issue shares of preferred stock without any further action on the part of our stockholders may impede a takeover of our company and may prevent a transaction that is favorable to our stockholders.

We could become non-compliant with exchange listing standards.

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

The Company provided the Exchange with a satisfactory plan by November 28, 2011, to show that it would be able to return to compliance with Section 1003(a)(iv) of the Company Guide by January 25, 2012. Based upon subsequent submissions by the Company to the Exchange on January 27, 2012, the Exchange confirmed that the listing deficiency was resolved. Although the previous listing deficiency was resolved, we cannot provide assurance that we will not be out of compliance in the future. Any such non-compliance could cause our common stock to no longer be listed on the Exchange, which could affect the market price and liquidity of our common stock.

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

Item 4. Mine Safety Disclosures

Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Registrant Purchases of Equity Securities

Market Information

The Company’s common stock is listed on the NYSE MKT under the symbol “IBIO.”

The following table shows the reported high and low closing prices per share for our common stock during the years ended June 30, 2012 and 2011:

	2012		2011

	High	Low	High	Low
First quarter	$2.90	$1.56	$2.35	$1.20
Second quarter	$2.20	$0.76	$3.45	$2.05
Third quarter	$1.18	$0.70	$6.06	$2.67
Fourth quarter	$1.89	$0.75	$3.79	$2.46

Holders

As of September 14, 2012, we had 147 holders of record of our common stock. There are other stockholders who are record holders who own common stock through a financial institution and are not named.

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

Overview

iBio is a biotechnology company focused on commercializing its proprietary technologies, the iBioLaunch™ platform for vaccines and therapeutic proteins, as well as the iBioModulator™ platform for vaccine enhancement. Our strategy is to promote our technology, through commercial product collaborations and license arrangements. We expect to share in the increased value of our technology through upfront license fees, milestone revenues, service revenues, and royalties on end products. We believe our technology offers the opportunity to develop products that might not otherwise be commercially feasible, and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low cost, high quality biologics manufacturing systems and vaccines with improved properties. Our near-term focus is to establish business arrangements for use of our technology by licensees for the development and production of products for both therapeutic and vaccine uses.

Vaccine candidates presently being advanced on our proprietary platform are applicable to newly emerging strains of H1N1 swine-like influenza, H5N1 avian influenza, yellow fever, and anthrax.

Therapeutic candidates presently being advanced on our proprietary platform include human alpha-galactosidase A for the treatment of Fabry disease, a modified version of human C-1 esterase inhibitor for the treatment of hereditary angioedema and other diseases, human alpha-1 antitrypsin for treatment of disorders caused by a lack or deficiency of alpha-1 antitrypsin, and several other therapeutic protein targets including antibodies, for which preliminary product feasibility has been demonstrated.

In order to attract appropriate licensees and increase the value of our share of such intended contractual arrangements, we engaged the FhCMB in 2003 to perform research and development activities to develop the iBioLaunch platform and to create our first product candidate. We selected a plant-based influenza vaccine for human use as the product candidate to exemplify the value of the platform. Based on research conducted by FhCMB, our proprietary technology is applicable to the production of vaccines for any strain of influenza including strains of H1N1 swine-like influenza. A Phase 1 clinical trial of a vaccine candidate for H1N1 influenza, based on iBio’s technology, was initiated in September 2010. We announced positive interim results in June 2011 and successfully completed the clinical trial in March 2012. The vaccine candidate demonstrated strong induction of dose correlated immune responses, with or without adjuvant, as assessed by virus microneutralization antibody assays and HAI responses. The vaccine was safe and well tolerated at all doses when administered with and without adjuvant.

In connection with the research and development agreement, FhCMB agreed to use its best efforts to obtain grants from governmental and non-governmental entities to fund additional development of our proprietary plant-based technology. Consequently, in addition to the funding we have provided through agreements to FhCMB, FhCMB has received funding from the Bill & Melinda Gates Foundation for development of various vaccines based upon our proprietary technology including an experimental vaccine for H5N1 avian influenza. A Phase 1 clinical trial of a vaccine candidate for H5N1 influenza, based on iBio’s technology, was initiated in December 2010.We announced positive interim results in June 2011 and successfully completed the clinical trial in March 2012.

In addition to the platform and product development engagements, in 2006, the Company engaged FhCMB to create a prototype production module for products made through the use of the platform. The purpose of this engagement was to demonstrate the ease and economy with which platform-based products could be manufactured in order to attract potential licensees and increase the value of our share of such business arrangements. The prototype design, which encompasses the entire production process from seeding through pre-infiltration plant growth, infiltration with agrobacteria, harvesting of plant tissue and purification of target proteins, was completed in May 2008. A pilot plant based upon this prototype was subsequently constructed in the FhCMB facility in Newark, Delaware. This pilot plant, and the equipment in it, is owned by FhCMB and has been validated for cGMP production. It is expected to be used for cGMP production of protein targets for clinical trials of product candidates utilizing our platform technology.

In January 2011, we announced the grant of a commercial, royalty-bearing license to Fiocruz of Brazil to develop, manufacture and sell certain vaccines based upon our proprietary technology. Fiocruz will invest $6.5 million to bring the first product candidate, a yellow fever vaccine, through a Phase I clinical trial. The World Health Organization has estimated that 200,000 unvaccinated people contract yellow fever each year, and approximately 30,000 die from the disease.

Development of the yellow fever vaccine candidate will be performed through a commercial collaboration among the Company, Fiocruz, and FhCMB. The license covers the nations of Latin America, the Caribbean and Africa. The Company retains the right to sell the products developed under the license and collaboration agreement in any other territory with a royalty back to Fiocruz/Bio-Manguinhos. Bio-Manguinhos is a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil. Fiocruz/Bio-Manguinhos produces and develops immunobiological items to respond to public health demands. Its product line consists of vaccines, reagents and biopharmaceuticals. Fiocruz is a leading company in the national export of human vaccines and a major participant in total export sales of the Brazilian pharmaceutical sector. Fiocruz is one of the main producers of vaccines and diagnostics for infectious diseases in Latin America. Fiocruz is a certified World Health Organization provider to United Nations agencies, and is a leading world manufacturer of yellow fever vaccine, which it has exported to over 60 countries.

In February, May and June 2012, we announced the issuance or allowance of U.S. patents for, and scientific progress with potential product applications of our iBioModulator platform, also referred to as our license fusion-protein technology.

The Company established non-commercial arrangements among the Company, certain government entities, NGO and FhCMB, pursuant to which the Company grants non-commercial rights to use its platform for the development and production by FhCMB of product candidates selected by the government entities and NGO, in consideration for grants by the government entities and NGO directly to FhCMB to fund such research and development.

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

This business structure helps the Company to enhance the value of commercial rights and the scope of applications of its platform technology. It also helps the Company demonstrate the validity and apparent value of the platform to parties to whom it will offer licenses or other business opportunities. Outsourcing our research and development work allows us to develop our product candidates, and thereby promote the value of our platform for licensing and product development purposes, without bearing the full risk and expense of establishing and maintaining our own research and development staff and facilities. FhCMB is engaged to perform research and development for the yellow fever vaccine project based on their expertise. The contract with FhCMB is expected to be $6.5 million. Service revenues and research expense under this arrangement commenced in January 2011. The amount of revenues recorded under this agreement and related research and development expenses for the years ended June 30, 2012 and 2011 were approximately $1,277,000 and $520,000, respectively. The Company invoices the customer in US dollars and also receives collection of the outstanding receivable in US dollars. Therefore, there are no foreign currency exchange translation gains or losses involved with this customer.

In July 2012 we announced a global alliance with GE Healthcare (“GEHC”) to commercialize our plant-based technologies for the manufacture of biopharmaceuticals and vaccines. The alliance is intended to build on the existing development and marketing agreement between the two companies announced in 2010 and to combine iBio’s proprietary iBioLaunch platform with GEHC’s capabilities in start-to-finish technologies for biopharmaceutical manufacturing. Under the terms of the agreement, iBio will be the preferred provider of vaccine or therapeutic product manufacturing technology incorporating a plant based protein expression system, while GEHC will be the preferred provider of engineering services and bioprocess solutions, to any customers that may be interested in a bio-manufacturing facility incorporating a plant-based expression system. The agreement further specifies allocation of responsibilities for product development, process scale-up, facilities design and development, and technology transfer among iBio, FhCMB, and GEHC. The Agreement also sets forth the terms of a non-exclusive license to iBio’s technology that iBio has agreed to offer to any customer referred by GEHC pursuant to the Agreement.

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

Historically, in addition to the development of the platform technology described in the preceding paragraphs, the Company has also generated sales of nutritional supplements utilizing plants as sources of high-quality nutritional minerals. The Company has a patented process for hydroponic growth of edible plants that causes them to accumulate high levels of important nutritional minerals such as chromium, selenium, iron and zinc. The Company utilized the services of various wholly owned subsidiaries of our Former Parent to support the production, marketing and sales of these phytomineral products.

Effective in April 2009, the Company entered into an agreement with IHT Health Products, Inc. (a wholly owned subsidiary of our Former Parent) (“IHT”) wherein it granted an exclusive license to the Company’s patented process in consideration for a royalty of five percent (5%) of net sales and the obligation of IHT to maintain in force and good standing the Company’s patent and related intellectual property. At the same time, rights under the existing customer agreements were beneficially transferred to IHT. iBio receives royalty income from the exclusive license to IHT.

In November 2007, the Board of Directors of our Former Parent approved a plan to distribute its equity interests in the Company to its stockholders in the form of a dividend. The record date of the dividend was August 12, 2008 with a distribution date of August 18, 2008. The stockholders of our Former Parent received one share of the Company’s common stock for each share of common stock they owned of the Former Parent as of the record date. Immediately following the spin-off, the Company became a public company with stock traded on the OTC Bulletin Board under the symbol IBPM. The Company’s stock was listed for trading on the NYSE MKT in January 2011.

Results of Operations

For the years ended June 30, 2012 versus June 30, 2011

Revenues

Revenues for the years ended June 30, 2012 and 2011 were approximately $1,277,000 and $520,000, respectively. Revenues were attributable to providing technology services to Fiocruz to assist them in implementing the Company’s technology for a future Phase 1 clinical trial of yellow fever. The Company signed a contract with Fiocruz in January 2011. There was no license income for the years ended June 30, 2012 and 2011.

Research and development expense

Research and development expense for the year ended June 30, 2012 was approximately $4,981,000 compared to $3,084,000 for the year ended June 30, 2011, a difference of $1,897,000 from the comparable period in 2011. This increase primarily relates to approximately $757,000 for FhCMB to service the yellow fever vaccine contract with Fiocruz using iBio’s technology. The Company increased its research and development activities during the year ended June 30, 2012 as compared to June 30, 2011 based upon several factors as follows. The Company entered into a research project (“Project 1”) in December 2010 with FhCMB to evaluate gene expression and protein production, and to focus on a series of product candidates using the iBioLaunch platform, and the expenses related to Project 1 for the year ended June 30, 2012 increased by approximately $186,000 as compared to the comparable period in 2011. The focus was to determine feasibility and relative priority, for business development purposes, of several protein therapeutic candidates that are representative of market classes of products. For example, two market classes are monoclonal antibodies and plasma-derived proteins. The Company entered into an additional project with FhCMB (Project 2) which was completed during the year ended June 30, 2012 and the related expenses to Project 2 increased by $161,000 for the year ended June 30, 2012 as compared to the year ended June 30, 2011. This project is to evaluate the mechanism of immune-potentiating activity of LicKM, which is a thermostable bacterial enzyme used as a carrier molecule for vaccine antigens. Another increase in research and development expense is also attributed to the Company incurring approximately $225,000 for outside services to a related party, to perform laboratory feasibility analyses of gene expression and protein purification and also preparation of research samples.

The Tech Transfer Agreement (“TTA”) with FhCMB has an annual obligation of $2 million for five years that commenced in 2009. This expense increased by $667,000 for the year ended June 30, 2012 as compared to the year ended June 30, 2011. This was due to the build out of a Pilot Plant at FhCMB that was expensed during the year ended June 30, 2010. The accounting for the TTA is to expense such amounts as services are rendered. In addition, share-based compensation expense for options decreased the during the year ended June 30, 2012 as compared to the year ended June 30,

2011 by approximately $138,000 primarily due to certain options that are revalued each reporting period using the Black-Scholes option pricing model. The stock price is a component in the Black-Scholes calculation, which is used to compute fair market value. Changes in the Company’s closing stock price can result in fluctuations in share-based compensation results between reported periods.

General and administrative expenses

General and administrative expense for the year ended June 30, 2012 was approximately $5,623,000 compared to $7,091,000 for the year ended June 30, 2011, a decrease of $1,468,000. The decrease is primarily attributed to a reduction in share-based compensation expense for warrants issued to consultants of approximately $1,015,000. Additionally, the Company recorded an impairment charge of approximately $87,000 and $586,000 during the fourth quarter of June 30, 2012 and 2011, respectively. Impairment expense decreased by $499,000 for the year ended June 30, 2012 as compared to the prior year. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value. During the fourth quarter of the year ended June 30, 2011, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company’s near-term potential for upfront milestone revenue and/or licensing deals led to further evaluation of its intangible assets. Other decreases in general and administrative expenses include less expense for investment relations services of $185,000, past consulting services by the former CFO of approximately $128,000 and public company listing fees of approximately $99,000. There was a decrease in share-based compensation expense for options of approximately $135,000 that included two option modifications during the year ended June 30, 2012. In November and December 2011, the Board of Directors modified the cancellation provision of previously issued options, permitting an option holder, upon termination without cause, to exercise the vested portion of an option post-termination up to ten years after the grant date. Current period option awards granted also include this provision. The Company estimates the effect of the modification to be approximately $633,000, which will be expensed over the vesting terms, of which approximately $616,000 is recorded in general and administrative expenses in the Statements of Operations. For the year ended June 30, 2012, the amount charged to general and administrative expense was approximately $552,000. The remaining amount of $64,000 will be expensed in subsequent periods over the vesting terms. Other increases relate to writing down an asset to its net realizable value of approximately $100,000, consulting services of $87,000, of which $75,000 was to a member of the Board of Directors, and payroll and benefits increased by approximately $464,000 relating to the hiring of two employees and an increase of overall salaries for existing officers.

Other income (expenses)

The derivative financial liability non-cash income for the year ended June 30, 2012 was approximately $3,668,000 as compared to a non-cash charge of approximately $2,474,000, for the year ended June 30, 2011. This resulted in an increase of non-cash income of approximately $6,142,000 for the year ended June 30, 2012 as compared to the comparable period in 2011. However, it was also affected by the issuance of additional warrants as a result of the January 2012 equity offering due to the anti-dilution provision that was part of the August 2008 equity offering. The increase in other income – change in derivative financial liability of approximately $6,142,000 – primarily results from decreases in the stock price at June 30, 2012 as compared to June 30, 2011. The calculation of this derivative financial liability is affected by factors which are subject to significant fluctuations and are not under the Company’s control. This liability resulted from warrants included in the August 2008 equity offering with an anti-dilution provision. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the warrants either expire in August 2013 or are exercised prior to that date. The accounting guidance applicable to these warrants requires the Company (assuming all other inputs to the pricing model remain constant) to record a non-cash charge when the Company’s stock price is rising and to record non-cash income when the Company’s stock price is falling.

Net loss per share

Based upon the above, the net loss for the years ended June 30, 2012 and 2011 approximated $5,676,000 and $12,142,000 or $0.14 and $0.39 per share, respectively. The weighted average common shares outstanding – basic and diluted for the years ended June 30, 2012 and 2011 – were 39,505,561 and 30,968,798, respectively.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since the spinoff from its Former Parent in August 2008. As of June 30, 2012, the Company had an accumulated deficit of approximately $31,338,000 and cash used in operating activities for the years ended June 30, 2012 and 2011 approximated $6,010,000 and $5,338,000, respectively. The Company has historically financed its activities through the sale of common stock and warrants. Through June 30, 2012, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ platform, advancing intellectual property, product candidate development, and general and administrative activities.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of that uncertainty.

In addition, the Company estimates that the cash on hand as of June 30, 2012 of approximately $5,624,000 will be adequate to fund its operations until the end of the second calendar quarter of 2013. The Company plans to fund its further development and commercialization through licensing and partnering arrangements, which may include milestone receipts and royalties, and/or the sale of equity securities or debt. The Company cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Further, if additional funds are raised through the issuance of equity or debt, such instruments may have powers, designations, preferences or rights senior to its currently outstanding securities. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize itself and d) possibly cease operations.

On July 26, 2011, the Company filed with the SEC a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the SEC on July 28, 2011. This Registration Statement allows the Company, from time to time, to offer and sell shares of common stock, preferred stock, warrants, purchase its securities and/or debt securities, up to a maximum aggregate amount of $100 million of such securities. The Company raised gross proceeds of $10 million in January 2012 under this Registration Statement.

For the years ended June 30, 2012 and 2011, the Company had net cash used in operating activities of approximately $6,010,000 and $5,338,000, respectively. The net cash used in operating activities for the year ended June 30, 2012, was primarily from the loss from operations of $5,676,000, which was adjusted for the effects of non-cash income for stock-based compensation expense, change in the fair value of the derivative financial liability, depreciation and amortization, impairment of intangible assets and a vendor concession by approximately $469,000. In addition, there were increases in cash for accounts receivable, prepaid expenses, other receivables, other current assets, accounts payable and accrued expenses totaling approximately $135,000. For the year ended June 30, 2011, the net cash used in operating activities was primarily from the loss from operations of approximately $12,142,000, which was adjusted for the effects of non-cash expenses for stock-based compensation expense, change in fair value of derivative instrument liability, depreciation and amortization and impairment of intangible assets of approximately $7,334,000. In addition, there were decreases in cash for accounts receivables, prepaid expenses, other receivables, other current assets, and accounts payable and accrued expenses totaling approximately $530,000.

For the years ended June 30, 2012 and 2011, net cash used from investing activities was approximately $245,000 and $94,000, respectively, which was primarily from additions for intangible assets.

For the years ended June 30, 2012 and 2011, the cash provided by financing activities was approximately $9,036,000 and $7,366,000, respectively, which was primarily from the sale of common stock and warrants, net of expenses.

The Company acquired Technology from FhCMB through a TTA dated in December 2003, as amended. Terms of the TTA require the Company to: a) make payments to FhCMB of $2,000,000 per year for five years, aggregating $10,000,000, for research and development services beginning in November 2009; and b) pay FhCMB 1% of all receipts derived by the Company from sales of products produced utilizing the Technology and 15% of all receipts derived by the Company from licensing the Technology to third parties with an overall minimum annual payment of $200,000 beginning with the twelve months ended December 31, 2011. This agreement is for 15 years. For the years ended June 30, 2012 and 2011, the expense approximated $2,200,000 and $1,533,000, respectively.

In December 2010, the Company and FhCMB entered into a $1,660,000 research services agreement to evaluate gene expression and protein production, focused on a series of product candidates, using the iBioLaunch platform. The expense for the years ended June 30, 2012 and 2011 was approximately $643,000 and $457,000, respectively.

Remaining minimum payments due under the commitments to FhCMB as of June 30, 2012 are as follows:

For the year ended June, 30:

2013	$2,630,000
2014	2,200,000
2015	200,000
2016	200,000
2017	200,000
Thereafter	1,600,000

Total	$7,030,000

We have not engaged in any “off-balance sheet arrangements” within the meaning of Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are valuation and recovery of intangible assets, stock-based compensation expense, valuation of derivative financial liability and income taxes and valuation of income taxes.

Research and Development

Research and development costs primarily consist of salaries and benefits, research contracts for the advancement of product development, stock-based compensation, and consultants. The Company expenses all research and development costs in the periods in which they are incurred.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model adjusted for the unique characteristics of those instruments. Compensation expense for options and warrants granted to non-employees is determined by the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is measured each period as the underlying options or warrants vest.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2012 and 2011, the Company had recognized a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax jurisdiction since its spin off in August 2008. Uncertain tax positions taken on our tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2012 or 2011. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are 2008-2011.

Derivatives and Hedging-Contracts in Entity’s Own Equity

In accordance with the provisions of Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” the embedded August 2008 warrants are not considered indexed to our stock. As a result of the anti-dilution provision per the warrant agreement from the August 2008 equity raise, the August 2008 warrants were required to be accounted for as derivative financial liability and have been recognized as a liability on the balance sheet. The fair value of the derivative instrument liability is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including our stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The derivative financial liability is subject to remeasurement at each balance sheet date and any changes in fair value is recognized as component of other income (expense).

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

During the fourth quarter of June 30, 2012, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company’s near-term potential for upfront, milestone revenue and/or licensing deals led to further evaluation of its intellectual property including its patents. The Company recorded an impairment charge of approximately $87,000 and $586,000 for the years ended June 30, 2012 and 2011, respectively.

Recently Adopted Accounting Pronouncements

In May 2011, Accounting Standards Codification Topic 820, Fair Value Measurement was amended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles.

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

The Company has an exposure to credit risk in its trade accounts receivable from sales of it services. The entire accounts receivable and service revenues are derived from one customer located in Brazil.

The Company was required to account for the August 2008 warrants as derivative liabilities. The Company is required to mark to market in each reporting quarter the value of the embedded derivative and the August 2008 warrants. The Company revalues these derivative liabilities at the end of each reporting period. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative gain (if the value of the embedded derivative and August 2008 warrants decrease) or as non-cash derivative loss (if the value of the embedded derivative and August 2008 warrants increase). Although the values of the embedded derivative and August 2008 warrants are affected by interest rates, the remaining contractual exercise period and the Company’s stock volatility, the primary cause of the change in the values will be the price of the Company’s common stock. If the stock price increases, the derivative financial liability will generally increase, and if the stock price decreases the derivative financial liability will generally decrease. This results in a non-cash expense or income to the Statements of Operations.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

Our independent registered public accounting firm, CohnReznick LLP, communicated to our audit committee on February 14, 2012 that a material weakness existed in our internal control over financial reporting. This weakness resulted from the Company not considering modifications made to the terms of standard option award contracts. Additionally, the subsequent computations of the impact of such modifications included errors, which were not identified by the existing system of internal control over financial reporting. The Company’s compensating detective controls were ineffective, resulting in material adjustments to the timing and amount of stock based compensation recognized. This weakness resulted in additions and corrections to disclosures in our December 31, 2011 Quarterly Report on Form 10-Q prior to filing.

During the quarter ended March 31, 2012, the Company began remediating this material weakness. However, the material weakness still existed with respect to detective controls as to the date of such filing. Our independent registered public accounting firm, CohnReznick LLP, communicated to our audit committee on May 15, 2012 that the aforementioned material weakness in our internal control over financial reporting continued to exist. The Company’s compensating detective controls were ineffective, resulting in material adjustments to the timing and amount of stock-based compensation recognized. This weakness resulted in additions and corrections to disclosures in our March 31, 2012 Quarterly Report on Form 10-Q prior to filing.

For the quarter ended June 30, 2012, we have remediated this material weakness by implementing additional internal controls related to the review of modifications to option award contracts and implementing additional review procedures of option award computations.

There have been no other changes in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting is effective as of June 30, 2012.

This annual report does not include an attestation report by CohnReznick LLP, our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table sets forth the names and ages, as of September 15, 2012 of our directors and our executive officers:

Name	Age	Position Held With Us

Robert B. Kay	72	Executive Chairman and Chief Executive Officer
Robert L. Erwin	58	President
Douglas J. Beck, CPA	51	Chief Financial Officer
Terence Ryan, Ph.D.	57	Chief Scientific Officer
General James T. Hill (retired)	66	Director
Glenn Chang	64	Director
John D. McKey, Jr.	69	Director
Philip K. Russell, M.D.	80	Director
Arthur Y. Elliott, Ph.D.	76	Director
Jules Müsing	65	Director

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

Robert L. Erwin has been our President since we became a publicly traded company in August 2008. Mr. Erwin led Large Scale Biology Corporation from its founding in 1988 through 2003, including a successful initial public offering in 2000, and continued as non-executive Chairman until 2006. He served as Chairman of Icon Genetics AG from 1999 until its acquisition by a subsidiary of Bayer AG in 2006. From 2004 through 2007 Mr. Erwin served as Managing Director of Bio-Strategic Directors LLC, providing consulting services to the life sciences industry. He is currently Chairman of Novici Biotech, a private biotechnology company and a Director of Resolve Therapeutics. Mr. Erwin’s non-profit work focuses on applying scientific advances to clinical medicine, especially in the field of oncology. He is co-founder, President and Director of the Marti Nelson Cancer Foundation, Oncology. Mr. Erwin received his BS degree with Honors in Zoology and an MS degree in Genetics from Louisiana State University.

Douglas J. Beck is a CPA has been Chief Financial Officer since May 2011. Mr. Beck was the Chief Financial Officer of publicly traded Lev Pharmaceuticals, Inc. He was employed from February 2005 until February 2009 (the company was acquired by ViroPharma, Incorporated in October 2008.) He had been an independent consultant from February 2009 until April 2011. Mr. Beck serves on the SEC Practice Committee and the Chief Financial Officers Committee for the New York State Society of CPAs. Mr. Beck holds a B.S. from the Fairleigh Dickinson University.

Terence E. Ryan, Ph.D. has been Chief Scientific Officer of iBio, Inc. since March 2012, and Senior Vice President since July 2010. He previously served as Assistant Vice President, Systems Biology at Wyeth Pharmaceuticals (later Pfizer, Inc.) from 2007-2010, and Director of Integrative Biology at GlaxoSmithKline from 2003-2007. He has also been Director, Cell Biology at Celera Genomics (2000-2003), and Associate Director of Cell Technologies and Protein Sciences at Regeneron Pharmaceuticals. He received his A.B. In Biology from Princeton University, and his M.S. and Ph.D. in Microbiology from Rutgers University. He also was a post-doctoral fellow in Molecular Virology at the University of Wisconsin.

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

Glenn Chang has been a director since we became a publicly traded company in August 2008. From 1999 through 2010, Mr. Chang was Director, Executive Vice President and Chief Financial Officer of the First American International Bank, Brooklyn, N.Y. He now is a consultant to the bank without any official titles. Prior to the founding of the Bank he spent almost 20 years at Citibank as Vice President. Mr. Chang is a Certified Public Accountant

John D. McKey, Jr. has been a director since we became a publicly traded company in August 2008. Since 2003, Mr. McKey has served as of counsel at McCarthy, Summers, Bobko, Wood, Sawyer & Perry, P.A. in Stuart, Florida, and previously was a partner from 1987 through 2003. From 1977 to 1987 Mr. McKey was a partner at Gunster Yoakley in Palm Beach, Florida. Mr. McKey received his B.B.A at the University of Georgia and his J.D. from the University Of Florida College Of Law.

Philip K. Russell, M.D. has been a director since March 2010. Major General (retired.) Russell served in the U.S. Army Medical Corps from 1959 to 1990, pursuing a career in infectious disease and tropical medicine research. Following his military service, Dr. Russell joined the faculty of Johns Hopkins University’s School of Hygiene and Public Health and worked closely with the World Health Organization as special advisor to the Children’s Vaccine Initiative. He was founding board member of the International AIDS Vaccine Initiative, and is an advisor to the Bill & Melinda Gates Foundation. He has served on numerous advisory boards of national and international agencies, including the Centers for Disease Control, National Institutes of Health, and the Institute of Medicine. He is the past Chairman of the Albert B. Sabin Vaccine Institute.

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

Jules Müsing has been a director since June 2011. In the course of his career at Johnson & Johnson, Mr. Müsing was responsible for worldwide licensing and acquisition of pharmaceutical and biotechnology products and technologies and the establishment of strategic alliances. This included the establishment of new scientific and product collaborations in various therapeutic areas, the negotiation of licensing and alliance agreements with biotechnology and pharmaceutical companies worldwide, and the partnering, spin-out and out-licensing of company pharmaceutical and biotechnology assets. Prior to moving into that role, Mr. Müsing was Vice President Marketing International for the Janssen Pharmaceutical Group of Companies Worldwide; President of Pitman-Moore, Inc., a U.S.-based Johnson & Johnson company; Managing Director of Janssen Pharmaceutical in Portugal; President of Serono, Inc. in the U.S. and Executive Vice President with responsibilities for North and South America; Member of the Board of Ortho Biotech, Inc.; and Managing Director of Ortho Biotech in France (a Johnson & Johnson affiliate). He is a Board Member of Delphi Digital, Inc. and Chairman of the Scientific Board of Advisors for Noble Capital Financial Markets.

Audit Committee

Our board has constituted an audit committee that is comprised of Mr. Chang and Mr. McKey, Jr. Our board has determined Mr. Chang to be an “audit committee financial expert” as that term is defined in the rules and regulations of the SEC. The Board has determined that Mr. Chang, based upon his experience, training and education, qualifies as an audit committee financial expert by virtue of the fact that he has (a) an understanding of generally accepted accounting principles (“GAAP”) and financial statements; (b) the ability to assess the general application of GAAP in connection with accounting for estimates, accruals and reserves; (c) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements as well as experience actively supervising one or more persons engaged in such activities; (d) an understanding of internal controls and procedures for financial reporting; and (e) an understanding of audit committee functions.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Messrs. Erwin, Kay, Russell, McKey, Hill, Elliott, Chang and Ryan each filed one late report relating to a grant of stock options, and Mr. Ryan filed a late initial report of his appointment as an executive officer.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our Chief Executive Officer and our two other most highly compensated executive officers who were serving as executive officers at the end of the last completed fiscal year.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Robert B. Kay,	2012	$300,000	$-0-	$-0-	$508,888	$-0-	$-0-	$808,888
Executive Chairman and CEO	2011	250,935	-0-	-0-	1,886,007	-0-	-0-	2,136,942
Robert Erwin,	2012	237,500	-0-	-0-	508,888	-0-	-0-	746,388
President	2011	207,695	-0-	-0-	193,340	-0-	-0-	401,035
Douglas J. Beck, CPA	2012	165,000	-0-	-0-	—	-0-	-0-	165,000
Chief Financial Officer (2)	2011	28,769	-0-	-0-	80,447	-0-	-0-	109,216
Frederick Larcombe,	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chief Financial Officer (3)	2011	91,360	-0-	-0-	-0-	-0-	-0-	91,360

1)

This column shows the grant date fair value of awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). A discussion of assumptions used in calculating award values may be found in Note G for the years ended June 30, 2012 and 2011 to our audited financial statements in Form 10-K.

2)	Commenced April 29, 2011.

3)

Mr. Larcombe was an independent contractor whose services were provided through a professional services firm. This amount represents the total amount billed by that firm to the Company for Mr. Larcombe’s services. Services rendered through May 15, 2011.

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2012

	Option Awards

Name	Number of Securities Underlying Unexercised Options (#)	Exercise Price ($)	Expiration Date	Market Value ($)(1)

Robert B. Kay (2)	250,000	0.20	2/13/19		$140,000
Robert B. Kay (2)	250,000	0.66	8/10/19		$25,000
Robert B. Kay (2)	300,000	1.73	8/16/20	$	N/A
Robert B. Kay (3)	500,000	3.07	12/30/20	$	N/A
Robert B. Kay (4)	500,000	3.07	12/30/20	$	N/A
Robert B. Kay (2)	300,000	1.96	10/21/21	$	N/A
Robert L. Erwin (2)	250,000	0.20	2/13/19		$140,000
Robert L. Erwin (2)	250,000	0.66	8/10/19		$25,000
Robert L. Erwin (2)	300,000	1.73	8/16/20	$	N/A
Robert L. Erwin (2)	300,000	1.96	10/21/21	$	N/A
Douglas J. Beck, CPA (5)	100,000	2.69	5/3/21	$	N/A

(1)	The market value for the option at June 30, 2012 was based upon the closing stock price at such date, which was $0.76 per share, less the exercise price.

(2)	Shares vest in five equal annual installments.

(3)	Shares vested on July 1, 2011.

(4)	Shares vest on July 1, 2012.

(5)	Shares vest in three equal annual installments.

Employment Agreements

As of June 30, 2012, we did not have any employment contracts or other similar agreements or arrangements with any of our named executive officers and the Board of Directors.

Incentive Compensation Plan

We have established an incentive compensation plan and have reserved 10,000,000 shares of common stock to be issued to employees under this plan. As of June 30, 2012, we granted stock options with an aggregate of 5,510,000 underlying shares of common stock and there are 4,490,000 reserved for future issuances.

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

Director Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in the fiscal year ended June 30, 2012 for services to us:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(4)	Total ($)

General James T. Hill	$25,000	$101,178	$126,178
Glenn Chang	10,000	101,178	111,178
John D. McKey	10,000	101.178	111,178
Philip K. Russell, M.D.	10,000	101,178	111,178
Pamela Bassett, D.M.D (2).	5,000	—	5,000
Arthur Elliot	10,000	101,178	111,178
Jules Müsing (3)	85,000	49,752	134,752

(1)

The amounts in this column reflect the dollar amount recognized as expense with respect to stock options for financial statement reporting purposes during the year ended June 30, 2012 in accordance with ASC 718. A discussion of assumptions used in calculating award values may be found in Note I, to our audited financial statement.

(2)	Resigned from the Board of Directors in December 2011.

(3)

On February 1, 2012, the Company entered into a consulting agreement primarily for business development. The agreement is for six months at $15,000 per month. For the year ended June 30, 2012, $75,000 was earned and $15,000 remains outstanding as of June 30, 2012. In connection with the agreement, 60,000 options to purchase common stock at $0.93 per share were issued. These non-employee options vest in six equal monthly installments of 10,000 and expire in ten years. In addition, the Board member received an annual fee of $10,000 for being a member of the Board of Directors.

(4)

The aggregate number of stock options outstanding for each (independent) director was as follows: Mr. Hill 210,000; Mr. Chang 210,000; Mr. McKey 310,000; Dr. Russell 120,000; Ms. Bassett 60,000; Mr. Elliott 120,000; and Mr. Müsing 120,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of September 14, 2012:
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

The address of each of the persons listed below is c/o iBio, Inc., 9 Innovation Way, Suite 100, Newark, Delaware 19711.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percent of Shares Beneficially Owned (2)

Eastern Capital Limited	10,000,000	(3)	20.9%
E. Gerald Kay	4,236,409	(4)	8.9%
Carl DeSantis	3,858,248	(5)	8.1%
Robert B. Kay	2,358,728	(6)	4.8%
John McKey, Jr.	735,558	(7)	1.5%
Glenn Chang	162,150	(8)	*
General James T. Hill	165,000	(9)	*
Philip K. Russell, M.D.	60,000	(10)	*
Pamela Bassett, D.M.D.	60,000	(10)	*
Arthur Y. Elliott, Ph.D.	60,000	(10)	*
Jules A. Müsing	90,000	(10)	*
Robert L. Erwin	580,000	(10)	1.2%
Douglas Beck	66,667	(10)	*
Terrance Ryan, Ph.D.	100,000	(10)	*
Directors and executive officers as a group (11 persons)	4,590,436	(11)	9.0%

*	Represents less than 1% of outstanding shares.

(1)

Unless otherwise indicated, includes shares owned by a spouse, minor children, by relatives sharing the same home, and entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days after September 14, 2012, by the exercise of warrant, stock option or other right. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Based upon 47,767,095 shares of common stock outstanding on September 14, 2012.

(3)

The information provided is based upon the Schedule 13D filed on January 19, 2012, by Eastern Capital Limited (“Eastern”) indicating that Eastern has shared voting and dispositive power as to 10,000,000 shares along with Portfolio Services Ltd. and Kenneth B. Dart. The number of common shares beneficially owned by Eastern may have changed since the filing of the Schedule 13D.

(4)

Includes (i) 778,728 shares of common stock held by EGK LLC, of which Mr. E. Gerald Kay is the manager and (ii) 1,266,706 shares of common stock owned by Integrated BioPharma, Inc. of which Mr. Kay is a member of a control group. Shares dispositive power with Christina Kay with respect to 33,394 shares of common stock and with Riva Kay Sheppard with respect to 33,394 shares of common stock.

(5)

Includes (i) 6,125 shares of common stock owned directly by Mr. DeSantis, (ii) 1,266,706 shares of common stock held by Integrated BioPharma, Inc., of which Mr. DeSantis is a controlling person, (iii) 1,469,393 shares of common stock beneficially held by CD Financial, LLC, and (iv) 2,235,417 shares of common stock held by the DeSantis Revocable Trust.

(6)	Includes (i) 819,629 shares of common stock held by EVJ LLC, of which Mr. Kay is the manager, and (ii) 1,580,0000 shares of common stock underlying vested stock options.

(7)	Includes 250,000 shares of common stock underlying vested stock options.

(8)	Includes 150,000 shares of common stock underlying vested stock options.

(9)	Includes 140,000 shares of common stock underlying vested stock options.

(10)	All shares listed are shares of common stock underlying vested stock options.

(11)	Includes 3,086,667 shares of common stock underlying vested stock options.

Equity Compensation Plans

The following table provides information regarding the status of our existing equity compensation plans at June 30, 2012:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Warrants	Remaining Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Options Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the previous columns)
Equity compensation plans approved by stockholders	5,510,000	$1.56	4,490,000

Equity compensation plans not approved by stockholders	—	—	—

Total	5,510,000	$1.56	4,490,000

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

Agreements Between Integrated BioPharma and the Company

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

Intercompany Payable. As of June 30, 2008, we were indebted to Integrated BioPharma in an amount of approximately $7.9 million, as a result of the prior intercompany financial relationship between our Company as a subsidiary and Integrated BioPharma as the corporate parent. Immediately following the consummation of the distribution, approximately $2.7 million of the then outstanding balance of the intercompany payable was converted into equity as a capital contribution to us, and, Integrated BioPharma owned 5.4% of our outstanding shares of common stock as of the August 12, 2008 when also taking into account the completion of the private placement as described herein. The remaining balance of approximately $5.2 million was contributed to capital and did not result in any new shares of iBio being issued to Integrated BioPharma.

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

Tax Responsibility Allocation Agreement. In order to allocate our responsibilities for taxes and certain other tax matters, we and Integrated BioPharma entered into a tax responsibility allocation agreement prior to the date of the distribution. Under the terms of the agreement, with respect to consolidated federal income taxes, and consolidated, combined and unitary state income taxes, Integrated BioPharma will be responsible for, and will indemnify and hold us harmless from, any liability for income taxes with respect to taxable periods or portions of periods ending prior to the date of distribution to the extent these amounts exceed the amounts we have paid to Integrated BioPharma prior to the distribution or in connection with the filing of relevant tax returns. Integrated BioPharma is also responsible for, and will indemnify and hold us harmless from, any liability for income taxes of Integrated BioPharma or any member of the Integrated BioPharma group (other than us) by reason of our being severally liable for those taxes under U.S. Treasury regulations or analogous state or local provisions. Under the terms of the agreement, with respect to consolidated federal income taxes, and consolidated, combined and unitary state income taxes, we are responsible for, and will indemnify and hold Integrated BioPharma harmless from, any liability for our income taxes for all taxable periods, whether before or after the distribution date. With respect to separate state income taxes, we are also responsible for, and will indemnify and hold Integrated BioPharma harmless from, any liability for income taxes with respect to taxable periods or portions of periods beginning on or after the distribution date. We are also responsible for, and will indemnify and hold Integrated BioPharma harmless from, any liability for our non-income taxes and our breach of any obligation or covenant under the terms of the tax responsibility allocation agreement, and in certain other circumstances as provided therein. In addition to the allocation of liability for our taxes, the terms of the agreement also provide for other tax matters, including tax refunds, returns and audits.

Director Independence

Our board of directors has determined that Ms. Bassett and Messrs. Chang, Elliott, Hill, McKey, Russell and Müsing are “independent directors” as such term is defined in Section 803 of the NYSE MKT Company Guide.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for by CohnReznick LLP:

	For The Year Ended June 30,

	2012	2011

Audit Fees (1)(2)	$188,400	$110,500
Audit-related Fees	—	—
Tax Fees (3)	13,000	6,000
Other Fees	—	—

Total Fees	$201,400	$116,500

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees we paid CohnReznick LLP for professional services for the audit of our financial statements included in our annual reports on Form 10-K, review of financial statements included in our quarterly reports on Form 10-Q as well as services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of our documents filed with the Securities and Exchange Commission.

(1)

Includes fees for the year ended June 30, 2012 for filing of Registration Statements, including a comfort letter, Form S-8 for registering the Company’s stock option plan and attending the annual stockholders’ meeting.

(2)	Includes fees for the year ended June 30, 2011 for filing of Registration Statements and attending the annual stockholders’ meeting.

(3)	Includes additional fees for the year ended June 30, 2012, for tax compliance and research.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee has determined that the rendering of the services other than audit services by CohnReznick LLP is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits and Index

	(1)	A list of the financial statements filed as part of this report is set forth in the index to financial statements at page F-1 and is incorporated herein by reference.

	(2)	An index of exhibits incorporated by reference or filed with this Report is provided below:

Number	Description

3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (2)
3.3	Bylaws of the Company (3)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Investor Warrant (2008) (4)
4.3	Form of Investor Warrant (2010) (5)
10.1	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (6)
10.2	Non-Standard Navy Cooperative Research and Development Agreement, dated August 17, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (6)
10.3	Supply License Agreement, dated as of March 22, 2006, between the Company and Mannatech, Inc. (6)
10.4	Form of Registration Rights Agreement (2008) (4)
10.5	Form of Registration Rights Agreement (2010) (5)
23.1	Consent of Independent Registered Public Accounting Firm (7)
31.1

Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

31.2

Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)

32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on July 11, 2008.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2010.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009.
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2008.
(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.
(6)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on June 18, 2008.
(7)	Filed herewith.

Item 8: Financial Statements

IBIO, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
iBio, Inc.

We have audited the accompanying balance sheets of iBio, Inc. as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iBio, Inc. as of June 30, 2012 and 2011, and its results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has incurred net losses and negative cash flows from operating activities for the years ended June 30, 2012 and 2011 and has an accumulated deficit as of June 30, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note B. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CohnReznick LLP

Eatontown, New Jersey
October 12, 2012

iBio, Inc.
Balance Sheets

	As of June 30,

	2012	2011

Assets
Current assets:

Cash	$5,624,403	$2,843,300
Accounts receivable	351,409	344,085
Prepaid expenses (related party of $666,666 and $759,833, respectively)	684,435	774,146
Other accounts receivable and current assets (related party of $177,379 and $222,769, respectively)	239,898	338,647

Total current assets	6,900,145	4,300,178

Fixed assets, net	2,497	8,412
Intangible assets, net	2,861,940	3,027,239

Total assets	$9,764,582	$7,335,829

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable (related party of $2,524,309 and $2,359,794, respectively)	$2,845,518	$2,895,359
Accrued expenses (related party of $99,617 and $0, respectively)	230,300	56,059
Derivative financial liability	519,725	4,187,769

Total liabilities	3,595,543	7,139,187

Commitments and contingencies

Stockholders’ equity:

Preferred stock, no par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,767,095 and 32,382,095 issued and outstanding as of June 30, 2012 and 2011, respectively	47,767	32,382
Additional paid-in capital	37,459,053	25,826,203
Accumulated deficit	(31,337,781)	(25,661,943)

Total stockholders’ equity	6,169,039	196,642

Total liabilities and stockholders’ equity	$9,764,582	$7,335,829

The accompanying notes are an integral part of these audited financial statements.

iBio, Inc.
Statements of Operations

	Year Ended June 30,

	2012	2011

Revenues	$1,277,345	$520,080

Operating expenses:

Research and development (related party of $4,215,596 and $2,445,247, respectively)	4,981,040	3,083,517
General and administrative (related party of $200,000 and $200,000, respectively)	5,623,397	7,090,568

Total	10,604,437	10,174,085

Operating loss	(9,327,092)	(9,654,005)

Other income (expense):

Interest income	11,673	12,620
Interest expense (related party of $62,374 and $50,280, respectively)	(62,848)	(50,501)
Royalty income	34,385	23,120
Change in the fair value of derivative financial liability	3,668,044	(2,473,685)

Total	3,651,254	(2,488,446)

Net loss	$(5,675,838)	$(12,142,451)

Net loss per common share - basic and diluted	$(0.14)	$(0.39)

Weighted average common shares outstanding - basic and diluted	39,505,561	30,968,798

The accompanying notes are an integral part of these audited financial statements.

iBio, Inc.
Statements of Stockholders’ Equity

	Common Stock

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

Balance, June 30, 2010	28,272,655	$28,273	$14,567,349	$(13,519,492)	$1,076,130
Issuance of common stock and warrants between October 2010 and November 2010, at $2.00 per unit, net of expenses	4,000,000	4,000	7,231,644	—	7,235,644
Common stock issued in accordance with anti-dilution provisions pursuant to the August 2008 equity offering	19,599	20	(20)	—	—
Issuance of common stock in connection with exercise of warrants for cash and the cashless provision of the warrant agreement	89,841	89	129,911	—	130,000
Stock-based compensation expense	—	—	3,897,319		3,897,319
Net loss	—	—		(12,142,451)	(12,142,451)

Balance, June 30, 2011	32,382,095	32,382	25,826,203	(25,661,943)	196,642
Issuance of common stock and warrants in January 2012, at $0.65 per unit, net of expenses	15,385,000	15,385	9,020,464	—	9,035,849
Stock-based compensation expense	—	—	2,612,386	—	2,612,386
Net loss	—	—	—	(5,675,838)	(5,675,838)

Balance, June 30, 2012	47,767,095	$47,767	$37,459,053	$(31,337,781)	$6,169,039

The accompanying notes are an integral part of these audited financial statements.

iBio, Inc.
Statements of Cash Flows

	Year Ended June 30,

	2012	2011

Cash flows used in operating activities:

Net loss	$(5,675,838)	$(12,142,451)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in the fair value of derivative financial liability	(3,668,044)	2,473,685
Stock-based compensation expense	2,612,386	3,897,319
Stock-based compensation included in accrued expenses	70,752	—
Depreciation and amortization	329,712	376,810
Impairment of intangible assets	86,602	586,330
Vendor concession - related party	100,000	—

Changes in operating assets and liabilities:
Increase in accounts receivable	(7,324)	(344,085)
Decrease (increase) in prepaid expenses, other receivables and other current assets	88,460	(997,183)
(Decrease) increase in accounts payable	(49,841)	888,193
Increase (decrease) in accrued expenses	103,489	(76,806)

Net cash used in operating activities	(6,009,646)	(5,338,188)

Cash flows used in investing activities:
Additions to intangible assets	(244,213)	(92,864)
Purchase of fixed asset	(887)	(1,224)

Net cash used in investing activities	(245,100)	(94,088)

Cash flows from financing activities:

Proceeds from sale of common stock and warrants, net of expenses	9,035,849	7,235,644
Proceeds from the exercise of warrants	—	130,000

Net cash provided by financing activities	9,035,849	7,365,644

Net increase in cash	2,781,103	1,933,368
Cash - beginning of year	2,843,300	909,932

Cash - end of year	$5,624,403	$2,843,300

Supplemental disclosures of non-cash operating and financing activities:
Issuance of 19,599 shares of common stock in accordance with anti-dilution features pursuant to the provisions from the August 2008 equity offering	$—	$20

Issuance of 19,841 shares of common stock from the cashless exercise provision in exchange for 25,000 warrants	$—	$20

The accompanying notes are an integral part of these audited financial statements.

iBio, Inc.
Notes to Financial Statements

NOTE A - BUSINESS

iBio, Inc. (“iBio” and the “Company”) is a biotechnology company focused on commercializing its proprietary technologies, the iBioLaunch™ platform for vaccines and therapeutic proteins. Its also includes the iBioModulator™ platform for vaccine enhancement. Our strategy is to promote our technology, through commercial product collaborations and license arrangements. We expect to share in the increased value of our technology through upfront license fees, milestone revenues, service revenues, and royalties on end products. We believe our technology offers the opportunity to develop products that might not otherwise be commercially feasible, and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low cost, high quality biologics manufacturing systems and vaccines with improved properties. Our near-term focus is to establish business arrangements for use of our technology by licensees for the development and production of products for both therapeutic and vaccine uses. The Company operates in one business segment.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity and Basis of Presentation

The Company has incurred significant losses and negative cash flows from operations since its spinoff from its Former Parent, Integrated Bio Pharma, Inc. in August 2008. As of June 30, 2012, the Company’s accumulated deficit was approximately $31,338,000 and had cash used in operating activities for the years ended June 30, 2012 and 2011 of approximately $6,010,000 and $5,338,000, respectively. The Company has historically financed its activities through the sale of common stock and warrants. Through June 30, 2012, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ platform, advancing its intellectual property and general and administrative activities. Cash on hand as of June 30, 2012 was approximately $5,624,000 and is expected to support the Company’s activities through the end of the second calendar quarter of 2013.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of that uncertainty.

The Company plans to fund its development and commercialization activities through the end of the second quarter of calender 2013 and beyond through milestone receipts from licensing arrangements including royalties and/or the sale of equity securities. The Company cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) significantly delay, scale back, or discontinue the development and/or commercialization of one or more product candidates; b) seek collaborators for product candidates at an earlier stage than would otherwise be desirable and/or on terms that are less favorable than might otherwise be available; or c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize itself and possibly cease operations.

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

Commencing in February 2011, the Company recognized service revenue when earned.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates. The significant estimates are valuation and recovery of intangible assets, stock-based compensation expenses, valuation of derivative instruments and income taxes and valuation of income taxes.

Concentration of Credit Risk

The Company invests its excess cash to ensure both liquidity and safety of principal. Excess cash is invested in a strong financial grade institution to reduce the Company’s credit risk. At times, the Company’s cash balances may exceed federally insured limits.

The Company has an exposure to credit risk in its trade accounts receivable from sales of its services. The entire accounts receivable and service revenues are derived from one customer that is located in Brazil. The Company invoices the customer in U.S. dollars.

The Company relies on the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (“FhCMB”) to perform the majority of its research and development.

Research and Development

Research and development costs primarily consist of salaries, benefits, research contracts for the advancement of product development, stock-based compensation, and consultants. The Company expenses all research and development costs in the periods in which they are incurred.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period. The grant-date fair value of employee share options is estimated using the Black-Scholes option pricing model adjusted for the unique characteristics of those instruments.

Compensation expense for options and warrants granted to non-employees is determined by the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is measured each period as the underlying options or warrants vests.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain. As of June 30, 2012 and 2011, the Company had recognized a valuation allowance to the full extent of our net deferred tax assets since the likelihood of realization of the benefit does not meet the more likely than not threshold.

The Company files a U.S. Federal income tax return as well as returns for various states. The Company’s income taxes have not been examined by any tax jurisdiction since its spin off in August 2008. Uncertain tax positions taken on our tax returns will be accounted for as liabilities for unrecognized tax benefits. The Company will recognize interest and penalties, if any, related to unrecognized tax benefits in general and administrative expenses in the Statements of Operations. There were no liabilities recorded for uncertain tax positions at June 30, 2012 or 2011. The open tax years, subject to potential examination by the applicable taxing authority, for the Company are 2008-2011.

Loss Per Share

Basic loss per share is computed by dividing the net loss allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional potential dilution that could occur if options or warrants were exercised or converted into common stock, using the treasury stock method. Since the Company incurred a net loss in each of those periods, diluted loss per share for the years ended June 30, 2012 and 2011, were the same as basic loss per share. There were 26,450,796 and 12,298,607 options and warrants for the years ended June 30, 2012 and 2011, respectively, that were excluded from the calculation of dilutive earnings per share since they were anti-dilutive.

The following table summarizes the number of common shares excluded from the calculations of weighted average common shares outstanding for the years ended June 30, 2012 and 2011:

	Years Ended June 30,

	2012	2011

Stock options	5,510,000	4,350,000
Warrants	20,940,796	7,948,607

Total	26,450,796	12,298,607

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, accounts receivable, other receivables, other current assets and accounts payable. Due to the short-term nature of cash, accounts receivable, other receivables, current assets and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value.

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

The Company categorizes its derivative financial instrument liability in Level 2 of the hierarchy. The derivative financial liability relating to a warrant with an anti-dilution feature is valued using the Black-Scholes option pricing model. The fair value of the derivative financial liability is based principally on Level 2 inputs. For this liability, the Company developed its own assumptions based on observable inputs or available market data to support the fair value.

The following table sets forth the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis, by input level, in the balance sheets at June 30, 2012 and 2011:

	Fair value measurement at reporting date using

	Quoted prices In Active Market for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

At June 30, 2012:
Liabilities:
Recurring

Derivative financial liability - related to a warrant with anti-dilution provisions	$—	$519,725	$—	$519,725

At June 30, 2011:
Liabilities:
Recurring

Derivative financial liability - related to a warrant with anti-dilution provisions	$—	$4,187,769	$—	$4,187,769

The valuations were determined using Level 2 observable inputs, as described in Note G (derivative financial liabilites).

The reconciliation of the derivative financial liability measured at fair value on a recurring basis using observable inputs (Level 2) is as follows:

	2012	2011

Balance, July 1	$4,187,769	$1,714,084
Change in fair value of derivative financial liability	(3,668,044)	2,473,685

Balance, June 30	$519,725	$4,187,769

Derivatives and Hedging-Contracts in Entity’s Own Equity

In accordance with the provisions of Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging” the embedded August 2008 warrants are not considered to be indexed to our stock. As a result of the anti-dilution provision per the warrant agreement from the August 2008 equity offering the August 2008 warrants were required to be accounted for as a derivative financial liability and have been recognized as a liability on the balance sheets. The fair value of the derivative financial liability is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, the contractual term, and the risk-free interest rate. The derivative financial liability is subject to remeasurement at each balance sheet date and any changes in fair value is recognized as a component in other income (expenses).

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the related assets, which is three or five years.

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Intellectual property is amortized over a period from 18 to 23 years and patents over 10 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value.

Reclassification

Certain items in the 2011 Financial Statements have been reclassified to conform to the 2012 presentation. The primary reclassification relates to the presentation of stock-based compensation expense in the Statements of Cash Flows.

Recently Adopted Accounting Pronouncements

In May of 2011, ASC Topic 820, Fair Value Measurement was amended to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles.

NOTE C – PREPAID EXPENSES

Prepaid expenses consist of the following:

	As of June 30,

	2012	2011

Technology Transfer Agreement (“TTA”) - related party	$666,666	$759,833
Other	17,769	14,313

Total	$684,435	$774,146

NOTE D – OTHER RECEIVABLES AND OTHER CURRENT ASSETS

Other receivables and current assets consist of the following:

	As of June 30,

	2012	2011

Reimbursable costs - related party	$177,379	$222,769
Other	62,519	115,878

Total	$239,898	$338,647

NOTE E – INTANGIBLE ASSETS

Intangible assets consist of the following:

	As of June 30,

	2012	2011

Intellectual property	$3,100,000	$3,100,000
Patents	1,684,388	1,533,366

	4,784,388	4,633,366

Accumulated amortization - intellectual property	(1,309,410)	(1,153,710)
Accumulated amortization - patents	(613,038)	(452,417)

	(1,922,448)	(1,606,127)

Net	$2,861,940	$3,027,239

Intellectual property consists of Technology for producing targeted proteins in plants for the development and manufacture of novel vaccines and therapeutics for humans and certain veterinary applications (the “Technology”). The Company originally acquired this Technology from FhCMB through a TTA in December 2003, as amended, for $3,600,000.

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

During the fourth quarter of June 30, 2011, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company’s near-term potential for upfront milestone receipts and/or licensing deals led to further evaluation of its intellectual property including its patents. The Company recorded an impairment charge of approximately $87,000 and $586,000 for the years ended June 30, 2012 and 2011, respectively, which was charged to general and administrative expense in the accompanying Statements of Operations.

Amortization expense for intangible assets is recorded utilizing the straight-line method over periods ranging from 10 to 23 years, is included in general and administrative expenses, and was approximately $323,000 and $373,000 for the years ended June 30, 2012 and 2011, respectively. The weighted average remaining life for intellectual property and patents at June 30, 2012 was approximately 12 and 6 years, respectively.

The estimated annual amortization expense for intangible assets for the next five years and thereafter is as follows:

Year ending June 30,

2013	$324,000
2014	324,000
2015	324,000
2016	309,000
2017	295,000
Thereafter	1,286,000

Total	$2,862,000

NOTE F – ACCRUED EXPENSES

Accrued expenses consists of the following:

	As of June 30,

	2012	2011

Project with related party	$99,617	$—
Warrant liability	70,752	—
Other	59,931	56,059

Total	$230,300	$56,059

NOTE G – DERIVATIVE FINANCIAL LIABILITY

The Company was required to account for the August 2008 Warrants (“August 2008 Warrants”) as derivative liabilities in accordance with ASC 815-40. The Company is required to mark to market in each reporting quarter the value of the embedded derivative and the August 2008 Warrants. The Company revalues these derivative liabilities at the end of each reporting period. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative gain (if the value of the embedded derivative and the August Warrants decrease) or as non-cash derivative loss (if the value of the embedded derivative and the August 2008 Warrants increase). If the stock price increases, the derivative liability will generally increase and if the stock price decreases, the derivative financial liability will generally decrease. For the years ended June 30, 2012 and 2011, the Company recorded non-cash income and non-cash expense of approximately $3,668,000 and ($2,474,000), respectively.

The assumptions made in computing the estimated fair value for the derivative financial liability using the Black-Scholes option pricing model were as follows:

	As of June 30,

	2012	2011

Common stock price	$0.76	$2.86
Risk free interest rate	0.2%	0.4%
Dividend yield	0%	0%
Volatility	100.0%	96.7%
Remaining contract term (in years)	1.2	2.2

NOTE H – INCOME TAXES

The components of the Company’s deferred tax assets are as follows:

	As of June 30,

	2012	2011

Deferred tax assets:
Net operating loss	$8,532,000	$6,217,000
Stock-based compensation	2,682,000	1,622,000
Research and development tax credits	400,000	—
Accounts payable amounts not currently deductible	140,000	632,000
Intangible assets – impairment	172,000	234,000
Vacation accrual	14,000	9,000
Other	—	7,000
Valuation allowance	(11,940,000)	(8,721,000)

Total	$—	$—

Federal net operating losses of approximately $5.5 million were used by the Former Parent prior to June 30, 2008 and are not available to the Company. The Former Parent allocated the use of the Federal net operating losses available for use on its consolidated Federal tax return on a pro rata basis based on all of the available net operating losses from all the entities included in its control group.

Federal and state net operating losses of approximately $23.2 and $5.7 million, respectively, are available to the Company as of June 30, 2012 and will expire at various dates through 2032. These carryforwards could be subject to certain limitations in the event there is a change in control, pursuant to Internal Revenue Code Section 382, of the Company and have been fully reserved in the Company’s valuation allowance account as there is substantial doubt the Company and the Former Parent would be able use these net operating losses to offset future taxable income before the net operating losses expire and the Company or the Former Parent is able to realize the related benefit. The Company has a research and development credit of approximately $400,000 at June 30, 2012.

The components of the provision for income taxes consist of the following:

	For the Years Ended June 30,

	2012	2011

Current - Federal and state	$—	$—
Deferred - Federal	(2,802,000)	(4,128,000)
Deferred - state	(417,000)	(192,000)

Total	(3,219,000)	(4,320,000)
Change in valuation allowance	3,219,000	4,320,000

Income tax expense	$—	$—

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended June 30,

	2012	2011

Statutory Federal income tax rate	34%	34%
State (net of Federal benefit)	6%	6%
Non-deductible expenses - change in fair value of derivative financial liability	26%	(7%)
Research and development tax credit	7%	—
Non utilization of state operating loss (1)	(12%)	—
Other	(4%)	(3%)
Change in valuation allowance	(57%)	(30%)

Effective income tax rate	0%	0%

(1) During the year ended June 30, 2012, the Company ceased doing business in a state and received a tax clearance. As a result, the cumulative net operating losses are not being recognized in the audited financial statements.

NOTE I – COMMITMENTS AND CONTINGENCIES

Research and Royalty Agreements

See Note K – related party transactions for agreements with FhCMB.

Remaining minimum commitments to FhCMB as of June 30, 2012 are as follows:

For the year ended June 30,:

2013	$2,630,000
2014	2,200,000
2015	200,000
2016	200,000
2017	200,000
Thereafter	1,600,000

Total	$7,030,000

NOTE J – STOCKHOLDERS’ EQUITY

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

Based upon the down round provisions from the August 2008 equity offering, the following resulted (see Note B – Fair Value of Financial Instruments relating to derivative financial liability):

1)	Issued 19,599 shares of common stock to all the investors in the August 2008 offerings; and

2)

Adjusted the warrant agreements with all the investors in all the August 2008 offering to provide for the purchase of an additional 133,472 shares of common stock and adjusted the exercise prices as follows:

	a)	Warrants for the purchase of 1,350,073 shares of common stock at $2.78 per common share were revised to the purchase of 1,400,449 at $2.68 per common share; and

	b)	Warrants for the purchase of 1,365,151 shares of common stock at $3.66 per common share were revised to the purchase of 1,448,247 shares of common stock at $3.45 per common share.

January 2012 Units

On January 13, 2012, the Company raised net proceeds of approximately $9,036,000 after offering expenses of approximately $964,000 by issuing 15,385,000 shares of common stock at $0.65 per share and warrants to purchase 11,538,750 shares of common stock. The Company paid to the underwriter a fee of approximately $700,000. The common stock and warrants were sold together as units (the “Units”), each Unit consisting of one share of common stock and 0.75 of one warrant to purchase one share of common stock. Each warrant has an exercise price of $0.88 per share and will be exercisable after the first anniversary of issuance and will expire on the second anniversary date of issuance. The warrants will be registered using the effective shelf registration statement when the warrants are available for exercise. In the event the Company issues rights, options or warrants to holders of its common stock, the exercise price of the warrants may be adjusted for the anti-dilutive effects of such an issuance. The Company used its effective registration statement on Form S-3 for this offering.

This equity offering triggered the anti-dilution provisions applicable to all August 2008 equity offering and the following resulted (see Note B – Fair Value of Financial Instruments relating to derivative financial liability):

1)

Modification of the warrants issued to all the investors in the August 2008 offering to provide for the purchase of an additional 1,353,439 shares of common stock and adjustment of the exercise prices as follows:

	a)	Warrants for the purchase of 1,400,449 shares of common stock at $2.68 per common share were revised to the purchase of 2,065,814 at $1.82 per share; and
	b)	Warrants for the purchase of 1,448,247 shares of common stock at $3.45 per common share were revised to the purchase of 2,136,321 shares of common stock at $2.34 per share.

Stock-Based Compensation - Stock Options and Warrants

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

On August 12, 2008, the Company adopted the iBioPharma (former Parent’s) 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors, or external service providers. Under the provisions of the Plan, the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10,000,000 shares. There are 4,490,000 options available for future issuance under the Plan. Options granted under the Plan may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. Options granted under the Plan vest ratably at the end of each twelve month period and a three or five year period from the date of grant.

Stock-based compensation expense for options and warrants was recorded as follows:

	For The Years Ended June 30,

	2012	2011

Research and development	$191,424	$255,789
General and administrative	2,491,714	3,641,530

Totals	$2,683,138	$3,897,319

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

In November and December 2011, the Board of Directors modified the cancellation provision of previously issued options, permitting an option holder, upon termination without cause, to exercise the vested portion of an option post-termination for up to ten years after the grant date. Current period option awards granted also include this provision. Effective September 30, 2011, the Company ceased using the simplified method for share-based compensation expense and now estimates the expected term for each award to approximate its contractual term. Subsequent to September 30, 2011, the Company estimates the fair value of option awards, using the expected term for share-based compensation in its option-pricing model. The Company uses its historical stock price volatility consistent with the expected term of grant as the basis for its expected volatility assumption. The Company estimated the effect of the modification to be approximately $633,000. Such value was based upon the fair market value of the options prior to the modification and the fair market value after the modification. Accordingly, for the year ended June 30, 2012 the Company recorded a modification charge to research and development and to general and administrative expenses of approximately $17,000 and $552,000 respectively. The balance of $64,000 will be recorded over the remaining vesting period.

In May 2012, the Board of Directors modified an option agreement to change the terms to reinstate forfeited options for non-employee options. The Company estimated the effect of the modification to be approximately $35,000. Such value was based upon the fair market value of the options prior to the modification and the fair market value after the modification and will be expensed over the vesting terms. The amount that was recorded in research and development expense at June 30, 2012 was approximately $7,000 and the Company is required to mark to market in each reporting period the value of the option and record an increase or decrease in the expense at the end of each reporting date.

During the years ended June 30, 2012 and 2011, the Company granted options to members of the Board of Directors and Officers to purchase 960,000 and 1,910,000 shares of common stock, respectively. These options vest ratably on their anniversary each year from three to five years, expire in ten years from the date of grant, and have a weighted average exercise price of $1.90 and $2.54 per share, respectively. See Note K for related party transactions. During the years ended June 30, 2012 and 2011, the Company granted options to employees to purchase 200,000 and 230,000 shares of common stock, respectively. These options vest ratably on their anniversary each year for three years, expire in ten years from the date of grant, and have a weighted average exercise price of $1.37 and $2.51 per share, respectively.

On March 1, 2012, the Company’s CSO ceased his employment as CSO and instead became a consultant to the Company as its Chief Scientific Advisor. As of February 29, 2012, the former CSO had a prior outstanding option grant to purchase 500,000 shares of common stock of which 200,000 were vested. As compensation for his prospective role as Chief Scientific Advisor, the 300,000 unvested options that the former CSO had were allowed to continue to vest in accordance with the original terms of his option award agreement. The fair market value of this non-employee option award at the date of grant for the unvested options was $234,000, and will continue to be amortized over the vesting terms. The initial option was granted on February 25, 2010 with an exercise price of $0.87 per share, and expires in ten years subject to other vesting conditions. The remaining options will vest ratably on January 1, 2013 and on each of the two subsequent anniversary dates.

A summary of the changes in options outstanding during the years ended June 30, 2012 and 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at June 30, 2010	2,210,000	$0.58	9.1	$1,770,000
Granted	2,140,000	$2.44

Outstanding and expected to vest at June 30, 2011	4,350,000	$1.49	8.7	6,112,000
Granted	1,160,000	$1.80

Outstanding and expected to vest at June 30, 2012	5,510,000	$1.56	8.1	493,800

Options exercisable at June 30, 2012	2,594,665	$1.37	7.6	361,800

The weighted average fair value of options granted during the years ended June 30, 2012 and 2011 were $1.56 and $1.98, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Years Ended June 30,

	2012	2011

Risk free interest rate	0.2% to 2.2%	1.2% to 2.1%
Dividend yield	0%	0%
Volatility	94.8% to 101.0%	96.8% to 133.0%
Expected term (in years)	9 to 10	5.5 to 10

A summary of the changes in warrants outstanding during the years ended June 30, 2012 and 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at June 30, 2010	3,085,811	$2.91
Granted	5,257,796	$1.99	(1)
Exercised	(95,000)	$1.54
Cancelled	(300,000)	$1.38

Outstanding at June 30, 2011	7,948,607	$2.37
Granted	12,992,189	$0.80	(2)

Outstanding at June 30, 2012	20,940,796	$1.39

Exercisable at June 30, 2012	20,920,796	$1.39

The following assumptions were used to estimate fair value or share-based compensation awards:

(1)	Includes the issuance of 133,472 warrants that had a lower exercise price as a result of anti-dilution provisions from the August 2008 equity offering.

(2)	Includes the issuance of 1,353,472 warrants that had a lower exercise price as a result of anti-dilution provisions from the August 2008 equity offering.

The fair value of each warrant was estimated using the Black-Scholes option pricing model using the following assumptions:

	Years Ended June 30,

	2012	2011

Risk-free interest rate	0.3% to 0.4%	0.3% to 2.0%
Dividend yield	0%	0%
Expected volatility	94.8% to 97.3%	96.8% to 133%
Expected term (in years)	2 to 4	2 to 5

The weighted average fair value of warrants granted during the years ended June 30, 2012 and 2011 were $0.71 and $1.29, respectively, on the date of grant.

In October 2011, the Company issued 100,000 warrants to purchase common stock at $2.00 per share to a consultant for investor relations services. The warrant has a term for two years and the fair market value at the date of grant was $0.71 per share using the Black-Scholes option pricing model.

In October 2010, the Company issued a warrant to a marketing development firm to purchase 300,000 shares of common stock at $1.38 per share that expire in five years that were fully vested. This warrant was cancelled and the Company reissued warrants with the same terms to purchase 75,000 shares of common stock at $1.38 per share. The reason for the reissuance of the warrants was to terminate the agreement. The Company accounted for the cancellation and reissuance of these warrants as a modification. As a result of this transaction, the difference between the estimated fair market value of the warrants at the date of modification was recorded to expense using the Black-Scholes option-model. For the years ended June 30, 2012 and 2011, the Company recorded an expense of approximately $0 and $204,000, respectively, in general and administrative expenses.

In July 2010, the Company issued a warrant to a financial advisor to purchase 500,000 shares of common stock at $1.10 per share that expire in ten years. The warrants vested monthly and the Company recorded the estimated value at each month and revalues the unvested warrants at each reporting period until such warrants are fully vested. The Company recorded an expense for the years ended June 20, 2012 and 2011 of approximately $18,000 and $874,000, respectively, to general and administrative expenses.

NOTE K - RELATED PARTY TRANSACTIONS

1)

During the years ended June 30, 2012 and 2011, the Company maintained a license agreement with its Former Parent. The Company earned royalties of approximately $34,000 and $23,000 during the years ended June 30, 2012 and 2011, respectively. A shareholder of the Company is also an officer of the Former Parent.

2)

During the years ended June 30, 2012 and 2011, the Company had four service arrangements with the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (“FhCMB”) for research and development. During part of the year ended June 30, 2012 and the entire year ended June 30, 2011, the Company’s CSO was an Executive Officer of FhCMB. Since March 1, 2012, this former CSO has a consulting agreement to be the Company’s Scientific Advisor.

A)

In 2003, the Company entered into a TTA which requires FhCMB to provide the Company with research and development services related to the commercialization of the Technology and allows FhCMB to apply the Technology to the development and production of certain vaccines for use in developing countries as defined in the agreement. The most recent amendment to the TTA requires: 1) the Company to make payments to FhCMB of $2,000,000 per year for five years, aggregating $10,000,000, for such services beginning in November 2009; and 2) FhCMB to expend at least equal amounts during the same timeframe for research and development services related to the commercialization of the Technology. Additionally, under the terms of the TTA and for a period of 15 years: 1) the Company shall pay FhCMB a defined percent (per the agreement) of all receipts derived by the Company from sales of products produced utilizing the Technology and a defined percentage (per the agreement) of all receipts derived by the Company from licensing the Technology to third parties with an overall minimum annual payment of $200,000 beginning with the twelve months ended December 2010; and 2) FhCMB shall pay the Company a defined percentage (per the agreement) of all receipts from sales, licensing, or commercialization of the Technology in developing countries as defined in the agreement. All new intellectual property invented by FhCMB during the period of the TTA is owned by and is required to be transferred to iBio. The expense for the year ended June 30, 2012 and 2011 was approximately $2,200,000 and $1,533,000, respectively. During the year ended June 30, 2010, the Company expensed the second $1,000,000 obligation under this agreement to pay for a cGMP plant at FhCMB. Because of the timing of the obligation, there was no prepaid balance to expense during the year ended June 30, 2011. The Company has consistently applied the accounting treatment as the expense is recorded and as services are rendered. The Company is charged interest by FhCMB on certain outstanding balances at prime plus 2 percent.

B)

In December 2010, the Company and FhCMB entered into a $1,660,000 research services agreement to evaluate gene expression and protein production, focused on a series of product candidates, using the iBioLaunch platform. The expense for the years ended June 30, 2012 and 2011 was approximately $643,000 and $457,000, respectively.

C)

In March 2011, the Company and FhCMB entered into a $432,000 research services agreement for the evaluation of the mechanism of immune-potentiating activity of lichenase (“LicKM”), which is a thermostable bacterial enzyme used as a carrier molecule for vaccine antigens. The value of LicKM is as an immunomodulator. Fraunhofer completed their research during the year ended June 30, 2012 and the Company recorded the entire cost of the agreement as of June 30, 2012. The expense for the years ended June 30, 2012 and 2011 was $296,000 and $135,000 respectively.

D)

In January 2011, the Company has a commercial, royalty-bearing license to Fiocruz/Bio-Manguinhos (“Fiocruz”) of Brazil to develop, manufacture and sell certain vaccines based upon our proprietary technology. Fiocruz is expected to invest $6,500,000 to bring the first product candidate, a new yellow fever vaccine, through a Phase I clinical trial. iBio engaged FhCMB to perform research and development activity in conjunction with this contract. The expected research and development expense to service this opportunity is approximately $6,500,000. The Company does not expect to earn a profit until it receives a license fee. The expense for the years ended June 30, 2012 and 2011 was approximately $1,277,000 and $520,000, respectively.

E)

Pursuant to an agreement, FhCMB is required to reimburse the Company for patent related costs. Included in current receivables and other current assets as of June 30, 2012 and 2011, there is approximately $177,000 and $223,000, respectively. The Company recorded a $100,000 vendor concession to general and administrative expenses and reduced the asset to its net realizable value during the year ended June 30, 2012.

Below are expenses recorded for transactions associated with FhCMB for the years ended June 30, 2012 and 2011 and amounts included in the balance sheet for accounts as of June 30, 2012 and 2011:

	For the Year Ended June 30, 2012	For the Year Ended June 30, 2011

Research and development expenses	$4,216,000	$2,445,000
Royalty expenses	200,000	200,000
Interest expense	62,000	50,000

	As of June 30, 2012	As of June 30, 2011

Prepaid expenses, other receivable and other current assets	$844,000	$983,000
Accounts payable and accrued expenses	2,591,000	2,360,000

3)

On February 1, 2012, the Company entered into a consulting agreement with a member of the Board of Directors, primarily for business development. The agreement is for six months at $15,000 per month and 60,000 options to purchase common stock at $0.93 per share. These options vest in six equal monthly installments of 10,000 and expire in ten years. The consulting expense for the year ended June 30, 2012 was $75,000. The Company pays an annual fee of $10,000 to a member of the Board of Directors per year. The aggregate expense for the years ended June 30, 2012 and 2011 was $85,000 and $1,000, respectively.

4)

On March 1, 2012, the Company’s CSO ceased his employment as CSO and instead became a consultant to the Company as its Chief Scientific Advisor. As of February 29, 2012, the former CSO had a prior outstanding option grant to purchase 500,000 shares of common stock of which 200,000 were vested. As compensation for his prospective role as Chief Scientific Advisor, the 300,000 unvested options that the former CSO had were allowed to continue to vest in accordance with the original terms of his option award agreement. The fair market value of this non-employee option award at the date of grant for the unvested options was $234,000, and will continue to be amortized over the vesting terms. The initial option was granted on February 25, 2010 with an exercise price of $0.87 per share, and expires in ten years subject to other vesting conditions. The remaining options will vest ratably on January 1, 2013 and on each of the two subsequent anniversary dates.

5)

The Company entered into an agreement during the year ended June 30, 2012, with a vendor, whose minority stockholder is the President of the Company. The vendor performs laboratory feasibility analyses of gene expression and protein purification and also preparation of research samples. The expense for the years ended June 30, 2012 and 2011 approximated $225,000 and $0, respectively. Included in accounts payable at June 30, 2012 and 2011, was approximately $64,000 and $0, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 12, 2012.

iBio, Inc.

By:	/s/ Robert B. Kay

Robert B. Kay
Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of iBio, Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert B. Kay	Chief Executive Officer and Director	October 12, 2012
(Principal Executive Officer)
Robert B. Kay

/s/ Glenn Chang	Director	October 12, 2012

Glenn Chang

/s/ Arthur Y. Elliott	Director	October 12, 2012

Arthur Y. Elliott, Ph.D.

/s/ James T. Hill	Director	October 12, 2012

General James T. Hill (Ret.)

/s/ Douglas Beck	Chief Financial Officer (Principal	October 12, 2012
Financial and Accounting Officer)
Douglas Beck, CPA

/s/ John D. McKey, Jr.	Director	October 12, 2012

John D. McKey, Jr.

/s/ Philip K. Russell	Director	October 12, 2012

Philip K. Russell, M.D.

/s/ Jules Müsing	Director	October 12, 2012

Jules Müsing