Form 10-K/A
period 2012-06-30
iBio, Inc.
filed 2012-10-15
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the trading price of the Registrant’s Common Stock on June 30, 2012 was $22,339,800

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 14, 2012
Common Stock, $0.001 par value	47,767,095 Shares

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of iBio, Inc. for the year ended June 30, 2012, filed with the Securities and Exchange Commission on October 12, 2012 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks only as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Item 15. Exhibits and Financial Statement Schedules

Number	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (2)
3.3	Bylaws of the Company (3)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Investor Warrant (2008) (4)
4.3	Form of Investor Warrant (2010) (5)
10.1	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (6)
10.2	Non-Standard Navy Cooperative Research and Development Agreement, dated August 17, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (6)
10.3	Supply License Agreement, dated as of March 22, 2006, between the Company and Mannatech, Inc. (6)
10.4	Form of Registration Rights Agreement (2008) (4)
10.5	Form of Registration Rights Agreement (2010) (5)
23.1	Consent of Independent Registered Public Accounting Firm (7)
31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
101.INS	XBRL INSTANCE DOCUMENT (8)
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA (8)
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (8)
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (8)
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE (8)
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (8)

(1)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on July 11, 2008.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2010.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009.
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2008.
(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.
(6)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on June 18, 2008.
(7)	Previously filed.
(8)	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise Exhibit 101 in this report on Form 10-K shall be deemed “furnished” and not “filed.”

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
Robert B. Kay
Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of iBio, Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert B. Kay	Chief Executive Officer and Director	October 12, 2012
Robert B. Kay	(Principal Executive Officer)

/s/ Glenn Chang	Director	October 12, 2012
Glenn Chang

/s/ Arthur Y. Elliott	Director	October 12, 2012
Arthur Y. Elliott, Ph.D.

/s/ James T. Hill	Director	October 12, 2012
General James T. Hill (Ret.)

/s/ Douglas Beck	Chief Financial Officer (Principal	October 12, 2012
Douglas Beck, CPA	Financial and Accounting Officer)

/s/ John D. McKey, Jr.	Director	October 12, 2012
John D. McKey, Jr.

/s/ Philip K. Russell	Director	October 12, 2012
Philip K. Russell, M.D.

/s/ Jules Müsing	Director	October 12, 2012
Jules Müsing