Form 10-Q
period 2012-09-30
iBio, Inc.
filed 2012-11-14
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:

Class	Outstanding at November 14, 2012

Common Stock, $0.001 par value	47,767,095 Shares

iBio, Inc.
INDEX

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

iBio, Inc.
Condensed Balance Sheets

	As of September 30, 2012 (Unaudited)	As of June 30, 2012 (Note A)

Assets
Current assets:

Cash	$4,276,373	$5,624,403
Accounts receivable	390,186	351,409
Prepaid expenses	258,126	684,435
Other receivable and current assets	226,684	239,898

Total current assets	5,151,369	6,900,145

Fixed assets, net	2,092	2,497
Intangible assets, net	2,837,617	2,861,940

Total assets	$7,991,078	$9,764,582

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$2,418,996	$2,845,518
Accrued expenses	240,263	230,300
Derivative financial liability	760,608	519,725

Total liabilities	3,419,867	3,595,543

Commitments and contingencies

Stockholders’ equity:

Preferred stock, no par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,767,095 shares issued and outstanding as of September 30, 2012 and June 30, 2012	47,767	47,767
Additional paid-in capital	37,912,652	37,459,053
Accumulated deficit	(33,389,208)	(31,337,781)

Total stockholders’ equity	4,571,211	6,169,039

Total liabilities and stockholders’ equity	$7,991,078	$9,764,582

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,

	2012	2011

Revenues	$390,186	$320,348

Operating expenses:

Research and development	1,177,535	1,456,640
General and administrative	1,022,669	1,188,734

Totals	2,200,204	2,645,374

Operating loss	(1,810,018)	(2,325,026)

Other income (expense):

Interest income	3,472	1,598
Interest expense	(15,407)	(9,576)
Royalty income	11,409	11,655
Change in the fair value of derivative financial liability	(240,883)	2,704,492

Totals	(241,409)	2,708,169

Net (loss) income	$(2,051,427)	$383,143

Net (loss) income per common share - basic and diluted	$(0.04)	$0.01

Weighted average common shares outstanding - basic	47,767,095	32,382,095

Weighted average common shares outstanding - diluted	47,767,095	34,670,933

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statement of Stockholders’ Equity
Three Months Ended September 30, 2012
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, June 30, 2012	47,767,095	$47,767	$37,459,053	$(31,337,781)	$6,169,039

Stock-based compensation expense	—	—	453,599	—	453,599
Net loss	—	—	—	(2,051,427)	(2,051,427)

Balance, September 30, 2012	47,767,095	$47,767	$37,912,652	$(33,389,208)	$4,571,211

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,

	2012	2011

Cash flows used in operating activities:

Net (loss) income	$(2,051,427)	$383,143

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Change in the fair value of derivative financial liability	240,883	(2,704,492)
Stock-based compensation expense	453,599	306,315
Depreciation and amortization	82,421	79,977

Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(38,777)	23,737
Decrease in prepaid expenses, other receivable and other current assets	439,523	427,056
(Decrease) increase in accounts payable	(426,522)	85,426
Increase in accrued expenses	9,963	170,520

Net cash used in operating activities	(1,290,337)	(1,228,318)

Cash flows used in investing activities – additions to intangible assets	(57,693)	(92,330)

Net decrease in cash	(1,348,030)	(1,320,648)
Cash - beginning of period	5,624,403	2,843,300

Cash - end of period	$4,276,373	$1,522,652

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Notes to Condensed Financial Statements (Unaudited)

NOTE A - BUSINESS

iBio, Inc. (“iBio” or the “Company”) is a biotechnology company focused on commercializing its proprietary technologies, the iBioLaunch™ platform for vaccines and therapeutic proteins and the iBioModulator™ platform for vaccine enhancement. Our strategy is to promote our technology through commercial product collaborations and license arrangements. We expect to share in the increased value of our technology through upfront license fees, milestone revenues, service revenues, and royalties on end products. We believe our technology offers the opportunity to develop products that might not otherwise be commercially feasible, and to work with both corporate and government clients to reduce their costs during product development and meet their needs for low cost, high quality biologics manufacturing systems and vaccines with improved properties. Our near-term focus is to establish business arrangements for use of our technology by licensees for the development and production of products for both therapeutic and vaccine uses. The Company operates in one business segment.

Liquidity and Basis of Presentation

The accompanying financial information as of September 30, 2012 and for the three months ended September 30, 2012 and 2011, is unaudited and includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed financial information set forth therein in accordance with accounting principles generally accepted in the United States of America (US GAAP). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted as permitted by regulations of the Securities and Exchange Commission. The interim results are not necessarily indicative of results to be expected for the full fiscal year. The balance sheet amounts as of June 30, 2012 were derived from the audited financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

The Company has incurred significant losses and negative cash flows from operations since its spinoff from its former parent, Integrated BioPharma, Inc., in August 2008. As of September 30, 2012, the Company’s accumulated deficit was approximately $33,389,000 and it had cash used in operating activities of approximately $1,290,000 and $1,228,000 for the three months ended September 30, 2012 and 2011, respectively. The Company has historically financed its activities through the sale of common stock and warrants. Through September 30, 2012, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ platform, advancing its intellectual property, and general and administrative activities. Cash on hand as of September 30, 2012 was approximately $4,276,000 and is expected to support the Company’s activities through the end of the second calendar quarter of 2013.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of that uncertainty.

The Company plans to fund its development and commercialization activities through the end of the second quarter of calendar 2013 and beyond through receipts from licensing arrangements, including royalties, and/or the sale of equity securities. The Company cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for product candidates on terms that are less favorable than might otherwise be available; or c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize itself and possibly cease operations.

In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s product development will be successfully completed or that any product will be approved or commercially viable.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note B to its audited financial statements included in its June 30, 2012 Form 10-K. There have been no significant changes to these policies or changes in accounting pronouncements during the three months ended September 30, 2012.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income allocated to common shares by the weighted average number of common shares outstanding during the period, plus the dilutive effect of outstanding stock options and warrants using the treasury stock method. For the three months ended September 30, 2012, the Company incurred a loss; therefore, basic and diluted earnings per share were the same, since the common shares issuable pursuant to the exercise of stock options and warrants in the calculation of diluted net loss per common share have been excluded given that the effect would have been anti-dilutive.

There were 27,620,796 and 10,009,769 options and warrants as of September 30, 2012 and 2011, respectively, that were excluded from the calculation of dilutive earnings per share since they were anti-dilutive.

The following table summarizes basic and diluted earnings per share computations for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,

	2012		2011

Net (loss) income for basic and diluted earnings per share calculation		$(2,051,427)	$383,143

Weighted average shares for basic earnings per share calculation		47,767,095	32,382,095
Dilutive effect of options and warrants		0	2,288,838

Weighted average shares for diluted earnings per share calculation		47,767,095	34,670,933

Basic net (loss) income per share		$(0.04)	$0.01

Dilutive effect of options and warrants per share calculation	$	N/A	$0.00

Diluted net (loss) income per share		$(0.04)	$0.01

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, accounts receivable, other receivable, other current assets and accounts payable. Due to the short-term nature of cash, accounts receivable, other receivable, other current assets and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value.

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

The following table sets forth the Company’s liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at September 30, 2012 and June 30, 2012:

	Fair value measurement at reporting date using

	Quoted prices In Active Market for Identical assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

At September 30, 2012:
Liabilities:
Recurring

Derivative financial liability - related to a warrant with anti-dilution provisions	$—	$760,608	$—	$760,608

At June 30, 2012:
Liabilities:
Recurring

Derivative financial liability - related to a warrant with anti-dilution provisions	$—	$519,725	$—	$519,725

The valuations above were determined using Level 2 observable inputs, as described above.

The reconciliation of the derivative financial liability measured at fair value on a recurring basis using observable inputs (Level 2) is as follows:

	2012	2011

Balance, June 30,	$519,725	$4,187,769
Change in fair value of derivative financial liability	240,883	(2,704,492)

Balance, September 30,	$760,608	$1,483,277

The fair value of the derivative financial instrument liability is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including the Company’s stock price, expected stock price, volatility, the contractual term, and the risk-free interest rate.

The assumptions made in calculating the fair value of these derivative instruments as of September 30, 2012, June 30 2012 and September 30, 2011 were as follows:

The assumptions made in calculating the fair value of these derivative instruments as of September 30, 2012, June 30, 2012 and September 30, 2011 were as follows:

	September 30, 2012	June 30, 2012	September 30, 2011

Common stock price	$1.03	$0.76	$1.60
Risk-free interest rate	0.2%	0.2%	0.2%
Dividend yield	None	None	None
Volatility	101.0%	100.0%	94.8%
Remaining contractual term (in years)	0.9	1.2	1.9

NOTE B – INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2012	June 30, 2012

Intellectual property	$3,100,000	$3,100,000
Patents	1,742,081	1,684,388

	4,842,081	4,784,388

Accumulated amortization - intellectual property	(1,348,335)	(1,309,410)
Accumulated amortization - patents	(656,129)	(613,038)

	(2,004,464)	(1,922,448)

Net	$2,837,617	$2,861,940

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 18 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value. There were no impairment charges during the three months ended September 30, 2012 and 2011.

Intellectual property consists of technology for producing targeted proteins in plants for the development and manufacture of novel vaccines and therapeutics for humans and certain veterinary applications (the “Technology”). The Company originally acquired this Technology from FhCMB through a Technology Transfer Agreement (“TTA”) in December 2003, as amended, for $3,600,000.

Patents consist of payments for services and fees related to the further development and protection of the Company’s patent portfolio.

Amortization expense for intangible assets is recorded utilizing the straight-line method, was included in general and administrative expenses and approximated $82,000 and $79,000, for the three months ended September 30, 2012 and 2011, respectively.

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

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors, or external service providers. Under the provisions of the Plan, the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10,000,000 shares. There are 3,420,000 options available for future issuance under the Plan. Options granted under the Plan may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. Options granted under the Plan vest ratably at the end of each twelve month period and a three or five year period from the date of grant.

Stock-based compensation expense for options and warrants was recorded as follows:

	Three Months Ended September 30,

	2012	2011

Research and development	$131,452	$(15,270)
General and administrative	322,147	321,585

Totals	$453,599	$306,315

A summary of the changes in options outstanding during the three months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding and expected to vest at June 30, 2012	5,510,000	$1.56	8.1	$493,800
Granted	1,070,000	$1.10

Outstanding and expected to vest at September 30, 2012	6,580,000	$1.48	8.2	$1,031,300

Options exercisable at September 30, 2012	3,770,599	$1.60	7.6	$826,487

The weighted average fair value of options granted during the three months ended September 30, 2012 was $0.96 per share on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,

	2012	2011

Risk free interest rate	1.4%	2.0% to 3.0%
Dividend yield	None	None
Volatility	100.8%	94.8% to 95.3%
Expected term (in years)	9	8.6 to 8.8

The unrecognized compensation expensation expense as of September 30, 2012, approximately $2,853,000 of total expenses related to stock issued to date, is expected to be recognized over a weighted average period of approximately 3 years.

A summary of the changes in warrants outstanding during the three months ended September 30, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share

Outstanding at June 30, 2012	20,940,796	$1.39
Granted	100,000	$1.00

Outstanding at September 30, 2012	21,040,796	$1.39

Exercisable at September 30, 2012	21,040,796	$1.39

The Company issued 100,000 fully vested warrants to a consultant for investor relation services in July 2012. The warrants have an exercise price of $1.00 per share and expire in two years. The fair value of the warrants was $0.33 per share on the date of grant using the Black-Scholes option pricing model.

NOTE D - SIGNIFICANT VENDOR

1)

During the three months ended September 30, 2012 and 2011, the Company had four service arrangements with the Center for Molecular Biotechnology of Fraunhofer USA, Inc. (“FhCMB”) for research and development. The Company previously disclosed that FhCMB was a related party since its former Chief Scientific Officer was an employee and an executive of FhCMB.

A)

In 2003, the Company entered into a Technology Transfer Agreement (“TTA”) which requires FhCMB to provide the Company with research and development services related to the commercialization of the Technology and allows FhCMB to apply the Technology to the development and production of certain vaccines for use in developing countries as defined in the agreement. The most recent amendment to the TTA requires: 1) the Company to make payments to FhCMB of $2,000,000 per year for five years, aggregating $10,000,000, for such services beginning in November 2009; and 2) FhCMB to expend at least equal amounts during the same timeframe for research and development services related to the commercialization of the Technology. Additionally, under the terms of the TTA and for a period of 15 years: 1) the Company shall pay FhCMB a defined percentage (per the agreement) of all receipts derived by the Company from sales of products produced utilizing the Technology and a defined percentage (per the agreement) of all receipts derived by the Company from licensing the Technology to third parties with an overall minimum annual payment of $200,000 commencing on December 31, 2010 and 2) FhCMB shall pay the Company a defined percentage (per the agreement) of all receipts from sales, licensing, or commercialization of the Technology in developing countries as defined in the agreement. All new intellectual property invented by FhCMB during the period of the TTA is owned by and is required to be transferred to iBio. The expense for the three months ended September 30, 2012 and 2011 was approximately $550,000 and $626,000, respectively. The Company is charged interest by FhCMB on certain outstanding balances at prime plus 2 percent. Interest expense for the three months ended September 30, 2012 and 2011 was approximately $15,000 and $10,000, respectively.

B)

In December 2010, the Company and FhCMB entered into a $1,660,000 research services agreement to evaluate gene expression and protein production, focused on a series of product candidates, using the iBioLaunch platform. Work on this project has terminated. The expenses for the three months ended September 30, 2012 and 2011 were $0 and approximately $264,000, respectively.

C)

In March 2011, the Company and FhCMB entered into a $432,000 research services agreement for the evaluation of the mechanism of immune-potentiating activity of lichenase (“LicKM”), which is a thermostable bacterial enzyme used as a carrier molecule for vaccine antigens. The value of LicKM is as an immunomodulator. FhCMB completed its research obligations for this project. The expenses for the three months ended September 30, 2012 and 2011 were $0 and $211,000 respectively.

NOTE E – RELATED PARTY

The Company entered into an agreement in January 2012, with a vendor, whose minority stockholder is the President of the Company. The vendor performs laboratory feasibility analyses of gene expression and protein purification and also preparation of research samples. The expense for the three months ended September 30, 2012 and 2011 approximated

$95,000 and $0, respectively. Included in accounts payable at September 30, 2012 and June 30, 2012, was approximately $95,000 and $64,000, respectively.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding iBio’s expected future financial position, results of operations, cash flows, business strategy, budgets, projected costs, capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “reaffirms” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, foreign currency exchange rate fluctuations, the effects on pricing from group purchasing organizations and competition, as well as our ability to integrate purchased businesses. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC, including our Form 10-K for the year ended June 30, 2012.

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

Vaccine candidates presently being advanced on our proprietary platform are applicable to H1N1 swine-like influenza, H5N1 avian influenza, yellow fever, malaria, and anthrax.

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

In addition to the platform and product development engagements, in 2006 the Company engaged FhCMB to create a prototype production module for products made through the use of the platform. The purpose of this engagement was to demonstrate the ease and economy with which platform-based products could be manufactured in order to attract potential licensees and increase the value of our share of such business arrangements. The prototype design, which encompasses the entire production process from seeding through pre-infiltration plant growth, infiltration with agrobacteria, harvesting of plant tissue and purification of target proteins, was completed in May 2008. A pilot plant based upon this prototype was subsequently constructed in the FhCMB facility in Newark, Delaware. This pilot plant, and the equipment in it, are owned by FhCMB and have been validated for current Good Manufacturing Practices (“cGMP”) production. It is expected to be used for cGMP production of protein targets for clinical trials of product candidates utilizing our platform technology.

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

Development of the yellow fever vaccine candidate will be performed through a commercial collaboration among the Company, Fiocruz and FhCMB. The license covers the nations of Latin America, the Caribbean and Africa. The Company retains the right to sell the products developed under the license and collaboration agreement in any other territory with a royalty back to Fiocruz. Fiocruz is a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil. Fiocruz produces and develops immunobiological items to respond to public health demands. Its product line consists of vaccines, reagents and biopharmaceuticals. Fiocruz is a leading company in the national export of human vaccines and a major participant in total export sales of the Brazilian pharmaceutical sector. Fiocruz is one of the main producers of vaccines and diagnostics for infectious diseases in Latin America. Fiocruz is a certified World Health Organization provider to United Nations agencies, and is a leading world manufacturer of yellow fever vaccine, which it has exported to over 60 countries.

In February, May and June 2012, we announced the issuance or allowance of U.S. patents for, and scientific progress with, potential product applications of our iBioModulator platform, also referred to as our lichenase fusion-protein technology.

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

This business structure helps the Company to enhance the value of commercial rights and the scope of applications of its platform technology. It also helps the Company demonstrate the validity and apparent value of the platform to parties to whom it will offer licenses or other business opportunities. Outsourcing our research and development work allows us to develop our product candidates, and thereby promote the value of our platform for licensing and product development purposes, without bearing the full risk and expense of establishing and maintaining our own research and development staff and facilities. FhCMB is engaged to perform research and development for the yellow fever vaccine project based on its expertise. The contract with FhCMB is expected to be $6.5 million. Service revenues and research expense under this arrangement commenced in January 2011. The amount of revenues recorded under this agreement and related research and development expenses for the three months ended September 30, 2012 and 2011 were approximately $390,000 and $320,000, respectively. The Company invoices this customer in US dollars and also receives collection of the outstanding receivable in US dollars. Therefore, there are no foreign currency exchange translation gains or losses involved with this customer.

In July 2012 we announced a global alliance with GE Healthcare (“GEHC”) to commercialize our plant-based technologies for the manufacture of biopharmaceuticals and vaccines. The alliance is intended to build on the existing development and marketing agreement between the two companies announced in 2010 and to combine iBio’s proprietary iBioLaunch platform with GEHC’s capabilities in start-to-finish technologies for biopharmaceutical manufacturing. Under the terms of the agreement, iBio will be the preferred provider of vaccine or therapeutic product manufacturing technology incorporating a plant based protein expression system, while GEHC will be the preferred provider of engineering services and bioprocess solutions, to any customers that may be interested in a bio-manufacturing facility incorporating a plant-based expression system. The agreement further specifies allocation of responsibilities for product development, process scale-up, facilities design and development, and technology transfer among iBio, FhCMB, and GEHC. The Agreement also sets forth the terms of a non-exclusive commercial license to iBio’s technology that iBio has agreed to offer to any customer referred by GEHC pursuant to the Agreement.

The Company’s platform technology is sometimes referred to as “iBioLaunch™ technology” or the “iBioLaunch™ platform,” and the category of this technology is sometimes referred to as “plant-based technology” or as a “plant-based platform.” The Company’s immunomodulator technology is referred to as “iBioModulator™ technology” or the “iBioModulator™ platform.”

The Company has exclusive control over, and the rights to ownership of, the intellectual property related to all human health and veterinary influenza applications of the plant-based technology developed by FhCMB. Current development projects include conducting proof-of-principle preclinical studies.

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

In November 2007, the Board of Directors of our Former Parent approved a plan to distribute its equity interests in the Company to its stockholders in the form of a dividend. The record date of the dividend was August 12, 2008 with a distribution date of August 18, 2008. The stockholders of our Former Parent received one share of the Company’s common stock for each share of common stock they owned of the Former Parent as of the record date. Immediately following the spin-off, the Company became a public company with stock traded on the OTC Bulletin Board under the symbol IBPM. The Company’s stock was listed for trading on the NYSE MKT in January 2011 under the symbol IBIO.

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

We have been relying upon FhCMB for support in advancing certain drug candidates and intend to rely on FhCMB and other collaborators for additional work during further development and testing of our product candidates. With FhCMB, we have been pursuing and obtaining non-dilutive government and non-governmental organization funding directed through FhCMB to provide supplemental funding for applications of our technology. To date, FhCMB has been awarded a total of approximately $33 million in grants from the Bill & Melinda Gates Foundation for development of product candidates based on the iBioLaunch platform and for research and development of vaccines against influenza, malaria and African sleeping sickness (trypanosomiasis).

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

In addition, we are required to make royalty payments to FhCMB equal to 1% of all receipts derived by us from sales of products utilizing the proprietary technology and 15% of all receipts derived by us from licensing the propriety technology to third parties for a period of fifteen years. The agreement provides for minimum annual aggregate payments of $200,000 beginning in 2011. In turn, FhCMB is required to pay us royalty payments equal to 9% of all receipts, if any, realized by FhCMB from sales, licensing or commercialization of the intellectual property licensed from us.

Results of Operations

For the three months ended September 30, 2012 versus September 30, 2011

Revenue

Revenues for three months ended September 30, 2012 and 2011 were approximately $390,000 and $320,000 respectively. Revenues were attributable to providing technology services to Fiocruz to assist it in implementing the Company’s technology for a future Phase 1 clinical trial of yellow fever.

Research and development expense

Research and development expense for the three months ended September 30, 2012 was approximately $1,178,000 compared to $1,457,000 for the three months ended September 30, 2011, a difference of $279,000. This decrease primarily relates to a research project (“Project 1”) that the Company entered in December 2010 with FhCMB to evaluate gene expression and protein production. Work on this project terminated, and there was no expense for the three months ended September 30, 2012 which resulted in a decrease in the expense from the comparable period for September 30, 2011 of approximately $264,000. The focus of that project was to determine feasibility and relative priority, for business development purposes, of several protein therapeutic candidates that are representative of market classes of products. For example, two market classes are monoclonal antibodies and plasma-derived proteins. The Company entered into an additional project with FhCMB (“Project 2”) which was completed during the year ended June 30, 2012. This also resulted in a decrease in expenses of approximately $211,000 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. This project was to evaluate the mechanism of immune-potentiating activity of LicKM, which is a thermostable bacterial enzyme used as a carrier molecule for vaccine antigens. There was an additional decrease in expense by approximately $76,000 for the expenses incurred with the Technology Transfer Agreement (“TTA”) with FhCMB. The estimated amount incurred with the agreement over the service period was more during the three months ended September 30, 2011 than the comparable period in 2012. Increases in research and development expense were approximately $95,000 for outside services to a related party to perform laboratory feasibility analyses of gene expression and protein purification and also preparation of research samples. There were expenses that increased during the three months ended September 30, 2012 by approximately $70,000 for FhCMB to service the yellow fever vaccine contract with Fiocruz using iBio’s technology. In addition, share-based compensation expense for options issued to employees and to consultants increased by approximately $147,000 during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Non-employee options are revalued each reporting period using the Black-Scholes option pricing model. The stock price is a component in the Black-Scholes calculation, which is used to compute fair market value. Changes in the Company’s closing stock price can result in fluctuations in share-based compensation results between reported periods.

General and administrative expenses

General and administrative expense for the three months ended September 30, 2012 was approximately $1,023,000 compared to $1,189,000 for the three months ended September 30, 2011, a decrease of $166,000. The decrease is primarily attributed to reduced professional fees of approximately $139,000 and an increase in share-based compensation expense of approximately $1,000.

Other income (expenses)

The Company is required to account for the August 2008 Warrants (“August 2008 Warrants”) as derivative liabilities. The Company is required to mark to market in each reporting period, the value of the embedded derivative. The derivative liabilities are revalued at the end of each reporting period. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and the August Warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and the August 2008 Warrants increase). If the stock price increases, the derivative liability will generally increase and if the stock price decreases, the derivative financial liability will generally decrease. The Company recorded non-cash expense and non-cash income of approximately $241,000 and $2,704,000, for the three months ended September 30, 2012 and 2011, respectively. The calculation of this derivative financial liability is affected by factors which are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the warrants either expire in August 2013 or are exercised prior to that date.

Net (loss) income per share

Based upon the above, the net (loss) income for the three months ended September 30, 2012 and 2011 was approximately $(2,051,000) and $383,000, or $(0.04) and $0.01 per share, respectively.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since the spinoff from its Former Parent in August 2008. As of September 30, 2012, the Company had an accumulated deficit of approximately $33,389,000 and cash used in operating activities for the three months ended September 30, 2012 and 2011 approximated $1,290,000 and $1,228,000, respectively. The Company has historically financed its activities primarily through the sale of common stock and warrants. Through September 30, 2012, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ platform, advancing intellectual property, product candidate development, and general and administrative activities.

These matters raise questions about the Company’s ability to continue as a going concern. These financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of that uncertainty.

In addition, the Company estimates that the cash on hand as of September 30, 2012 of approximately $4,276,000 will be adequate to fund its operations until the end of the second calendar quarter of 2013. The Company plans to fund its further development and commercialization through licensing and partnering arrangements, which may include milestone receipts and royalties and/or the sale of equity securities or debt. The Company cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience dilution. Further, if additional funds are raised through the issuance of equity or debt, such instruments may have powers, designations, preferences or rights senior to its currently outstanding securities. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its technologies; b) seek collaborators for product candidates on terms that are less favorable than might otherwise be available; or c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize itself; and d) possibly cease operations.

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

For the three months ended September 30, 2012 and 2011, the Company had net cash used in operating activities of approximately $1,290,000 and $1,228,000, respectively. The net cash used in operating activities for the three months ended September 2012 primarily resulted from the loss from operations of $2,051,000, adjusted for the effects of non-cash activity from the change in fair value of derivative instrument liability of $241,000, stock-based compensation expense of $454,000, depreciation and amortization of $82,000 and changes in operating assets and liabilities of $16,000. Included in the changes in operating assets are net decreases in prepaid expenses, other receivable and other current assets of $440,000, which primarily resulted from the reduction of the prepaid expense recorded for the TTA of $500,000, and an increase in accounts receivable of $39,000. Included in changes in operating liabilities was a decrease in accounts payable of $427,000 relating to timing of payments made to vendors and an increase in accrued expense of $10,000. The net cash used in operating activities for the three months ended September 30, 2011 resulted from net income from operations of approximately $383,000, adjusted for the effects of non-cash activity related to change in fair value of derivative instrument liability of $2,704,000, stock-based compensation expense of $306,000, depreciation and amortization of $80,000 and changes in operating assets and liabilities of $707,000. Included in the changes in operating assets were net decreases in prepaid expenses, other receivable and other currents assets of $427,000, which primarily resulted from the reduction of the prepaid expense recorded for the TTA of $576,000, and decrease in accounts receivable of $24,000. Included in changes in operating liabilities was an increase in accrued expense of $171,000, which primarily resulted from the expense recorded for a project with FhCMB of $131,000, and an increase in accounts payable of $85,000.

For the three months ended September 30, 2012 and 2011, net cash used in investing activities was approximately $58,000 and $92,000, respectively, which was from additions for intangible assets.

COMMITMENTS AND CONTINGENCIES

Please refer to Note I in our Annual Report on Form 10-K for the year ended June 30, 2012, under the heading Commitments and Contingencies.

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide this information under this item.

Item 4	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

Item 1A	RISK FACTORS

The risks described in Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended June 30, 2012, could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

We could become non-compliant with exchange listing standards

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

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5	OTHER INFORMATION

None.

Item 6	EXHIBITS

Exhibit Number

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
32.1	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.
32.2	Certification of periodic financial report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.
101.INS	XBRL Instance Document ‡
101.SCH	XBRL Taxonomy Extension Schema Document‡
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Extension Definition
101.LAB	XBRL Taxonomy Extension Label Linkbase Document‡
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document‡

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

iBio, Inc.

Date:	November 14, 2012	By:	/s/ Robert B. Kay

Robert B. Kay,
Chief Executive Officer

Date:	November 14, 2012	By:	/s/ Douglas Beck, CPA

Douglas Beck, CPA
Chief Financial Officer