Form 10-Q
period 2012-12-31
iBio, Inc.
filed 2013-02-19
CIK 1420720

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

At February 19, 2013, the registrant had 47,767,095 shares of common stock, $.001 par value, outstanding

iBio, Inc.

PART I FINANCIAL INFORMATION

iBio, Inc.
Condensed Balance Sheets

	As of December 31, 2012	As of June 30, 2012
	(Unaudited)	(Note A)
Assets

Current assets:

Cash	$2,818,964	$5,624,403
Accounts receivable	390,186	351,409
Prepaid expenses	732,961	684,435
Other	53,124	239,898
Total current assets	3,995,235	6,900,145

Fixed assets, net	4,473	2,497
Intangible assets, net	2,805,449	2,861,940

Total assets	$6,805,157	$9,764,582

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$2,711,319	$2,845,518
Accrued expenses	251,481	230,300
Derivative financial liability	125,500	519,725
Total liabilities	3,088,300	3,595,543

Commitments and contingencies

Stockholders’ equity:
Preferred stock, no par value, 1,000,000 shares authorized, no shares outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 47,767,095 shares issued and outstanding as of December 31, 2012 and June 30, 2012	47,767	47,767
Additional paid-in capital	38,129,452	37,459,053
Accumulated deficit	(34,460,362)	(31,337,781)
Total stockholders’ equity	3,716,857	6,169,039

Total liabilities and stockholders’ equity	$6,805,157	$9,764,582

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenues	$—	$233,832	$390,186	$554,180

Operating expenses:

Research and development	655,783	1,162,320	1,833,318	2,618,960

General and administrative	1,039,388	1,745,156	2,062,057	2,933,890
Totals	1,695,171	2,907,476	3,895,375	5,552,850

Operating loss	(1,695,171)	(2,673,644)	(3,505,189)	(4,998,670)

Other income (expense):

Interest income	2,390	608	5,862	2,206
Interest expense	(17,451)	(16,800)	(32,858)	(26,376)
Royalty income	3,970	5,408	15,379	17,063
Change in the fair value of derivative financial liability	635,108	1,086,768	394,225	3,791,260
Totals	624,017	1,075,984	382,608	3,784,153

Net loss	$(1,071,154)	$(1,597,660)	$(3,122,581)	$(1,214,517)

Net loss per common share - basic and diluted	$(0.02)	$(0.05)	$(0.07)	$(0.04)

Weighted average common shares outstanding – basic and diluted	47,767,095	32,382,095	47,767,095	32,382,095

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statement of Stockholders’ Equity

Six Months Ended December 31, 2012

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, June 30, 2012	47,767,095	$47,767	$37,459,053	$(31,337,781)	$6,169,039

Stock-based compensation expense	—	—	670,399	—	670,399
Net loss	—	—	—	(3,122,581)	(3,122,581)
Balance, December 31, 2012	47,767,095	$47,767	$38,129,452	$(34,460,362)	$3,716,857

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2012	2011
Cash flows used in operating activities:

Net loss	$(3,122,581)	$(1,214,517)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in the fair value of derivative financial liability	(394,225)	(3,791,260)
Stock-based compensation expense	670,399	1,323,354
Stock-based compensation expense included in accrued expenses	—	70,752
Depreciation and amortization	166,180	160,976
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(38,777)	110,253
Decrease in other current assets	138,248	31,927
(Decrease) increase in accounts payable	(134,199)	1,146,086
Increase in accrued expenses	21,181	149,991

Net cash used in operating activities	(2,693,774)	(2,012,438)

Cash flows used in investing activities:
Additions to intangible assets	(108,661)	(122,074)
Purchase of fixed assets	(3,004)	—

Net cash used in investing activities	(111,665)	(122,074)

Cash flows used in financing activities – payment of deferred financing fees	—	(85,336)

Net decrease in cash	(2,805,439)	(2,219,848)
Cash - beginning of period	5,624,403	2,843,300
Cash - end of period	$2,818,964	$623,452

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.

Notes to Condensed Financial Statements (Unaudited)

NOTE A - BUSINESS

iBio, Inc. (“iBio” or the “Company”) is a biotechnology company focused on commercializing its proprietary technologies, the iBioLaunch™ platform for vaccines and therapeutic proteins and the iBioModulator™ platform for vaccine enhancement. A key component of our strategy is to facilitate adoption and use of our technology by entering into commercial product collaborations and license arrangements. We believe our technology offers our collaborators and licensees advantages that are not available with conventional manufacturing systems. These anticipated advantages include the ability to manufacture therapeutic proteins that are difficult or impossible to produce with conventional methods, reduced production time and lower capital and operating costs. Our near-term focus is to establish additional business arrangements pursuant to which commercial, governmental and not-for-profit licensees will utilize our technology in connection with the production and development of products for both therapeutic and vaccine uses. The Company operates in one business segment.

Liquidity and Basis of Presentation

The accompanying financial information as of December 31, 2012 and for the three and six months ended December 31, 2012 and 2011, is unaudited and includes all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to state fairly the condensed financial information set forth therein in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been omitted as permitted by regulations of the Securities and Exchange Commission. The interim results are not necessarily indicative of results to be expected for the full fiscal year. The balance sheet amounts as of June 30, 2012 were derived from the audited financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Since its spinoff from Integrated BioPharma Inc., in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2012 the Company’s accumulated deficit was approximately $34,460,000 and it had cash used in operating activities of approximately $2,694,000 and $2,012,000 for the six months ended December 31, 2012 and 2011, respectively. The Company has historically financed its activities through the sale of common stock and warrants. Through December 31, 2012, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, advancing its intellectual property and general and administrative activities. Cash on hand as of December 31, 2012 was approximately $2,819,000 and is expected to support the Company’s activities through the end of the second calendar quarter of 2013.

The history of significant losses, the negative cash flow from operations, the limited cash resources currently on hand and the dependence by the Company on its ability (about which there can be no certainty) to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

On January 31, 2013, iBio, entered into an At-The-Market (“ATM”) equity offering sales agreement pursuant to which iBio may, from time to time, offer and sell shares of its common stock at prevailing market prices having an aggregate offering price of up to $10 million. See Note F for further explanation of this transaction and certain limitations, which may reduce the aggregate offering proceeds that may be realized through sales of common stock pursuant to the ATM equity offering sales agreement.

The Company plans to fund its future business operations using cash on hand, through proceeds from the sale of common stock pursuant to the ATM equity offering, through proceeds from the sale of additional equity or other securities and through proceeds realized in connection with license and collaboration arrangements. The Company cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for its technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize itself; or d) cease operations.

In addition to the normal risks associated with emerging business ventures, there can be no assurance that the Company’s product development will be successfully completed or that any product will be approved or commercially viable.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in Note B to its audited financial statements included in its June 30, 2012 Form 10-K. There have been no significant changes to these policies or changes in accounting pronouncements during the six months ended December 31, 2012.

Revenue Recognition

The Company recognizes revenue when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the fees earned can be readily determined; and (iv) collectability of the fees is reasonably assured.

Loss Per Share

Basic loss per share is computed by dividing the net loss allocated to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the additional potential dilution that could occur if options or warrants were exercised or converted into common stock using the treasury stock method. Since the Company incurred a net loss in each of those periods, diluted loss per share for the three and six months ended December 31, 2012 and 2011, were the same as basic loss per share.

The following table summarizes the number of common shares excluded from the calculation of weighted average common shares outstanding for the three and six months ended December 31, 2012 and 2011 since they were anti-dilutive:

	Three and six months ended December 31,
	2012	2011
Stock options	6,660,000	5,350,000
Warrants	21,040,796	7,948,607

Totals	27,700,796	13,298,607

Fair Value of Financial Instruments

The Company’s financial instruments primarily include cash, accounts receivable, other current assets and accounts payable. Due to the short-term nature of cash, accounts receivable, other current assets and accounts payable, the carrying amounts of these assets and liabilities approximate their fair value.

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

The Company categorizes its derivative financial instrument liability in Level 2 of the hierarchy. The derivative financial liability relating to a warrant with an anti-dilution feature is valued using the Black-Scholes option pricing model. The fair value of the derivative financial liability is based principally on Level 2 inputs. For this liability, the Company developed its own assumptions based on observable inputs and available market data to support the fair value.

The following table sets forth the Company’s liabilities measured at fair value on a recurring basis, by input level, in the balance sheets at December 31, 2012 and June 30, 2012.

	Fair value measurement at reporting date using
	Quoted Prices In Active Market for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At December 31, 2012:
Liabilities:
Recurring

Derivative financial liability - related to a warrant with anti-dilution provisions	$—	$125,500	$—	$125,500

At June 30, 2012:
Liabilities:
Recurring

Derivative financial liability - related to a warrant with anti-dilution provisions	$—	$519,725	$—	$519,725

The valuations above were determined using Level 2 observable inputs, as described above.

The reconciliation of the derivative financial liability measured at fair value on a recurring basis using observable inputs (Level 2) is as follows:

	2012	2011
Balance, June 30,	$519,725	$4,187,769
Change in fair value of derivative financial liability	(394,225)	(3,791,260)

Balance, December 31,	$125,500	$396,509

The fair value of the derivative financial instrument liability is determined using the Black-Scholes option pricing model and is affected by changes in inputs to that model including the Company’s stock price, expected stock price, volatility, the contractual term, and the risk-free interest rate.

The assumptions made in calculating the fair value of these derivative instruments as of December 31, 2012, June 30, 2012 and December 31, 2011 were as follows:

	December 31, 2012	June 30, 2012	December 31, 2011
Common stock price	$0.62	$0.76	$0.83
Risk-free interest rate	0.2%	0.2%	0.2%
Dividend yield	None	None	None
Volatility	98.9%	100.0%	96.5%
Remaining contractual term (in years)	0.7	1.2	1.7
7

NOTE B – INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2012	June 30, 2012
Intellectual property	$3,100,000	$3,100,000
Patents	1,793,049	1,684,388
	4,893,049	4,784,388
Accumulated amortization - intellectual property	(1,387,260)	(1,309,410)
Accumulated amortization - patents	(700,340)	(613,038)
	(2,087,600)	(1,922,448)

Net	$2,805,449	$2,861,940

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 18 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge equal to the excess of the carrying value over its estimated fair value. There were no impairment charges during the three and six months ended December 31, 2012 and 2011.

Intellectual property consists of technology for producing targeted proteins in plants for the development and manufacture of novel vaccines and therapeutics for humans and certain veterinary applications (the “Technology”). The Company originally acquired this Technology in December 2003 from Fraunhofer USA Inc., acting through its Center for Molecular Biotechnology (“FhCMB”) pursuant to a Technology Transfer Agreement (as amended, the “TTA”). The consideration paid by the Company was $3,600,000.

Patents consist of payments for services and fees related to the further development and protection of the Company’s patent portfolio.

Amortization expense for intangible assets is recorded utilizing the straight-line method and is included in general and administrative expenses. For the three months ended December 31, 2012 and 2011, amortization expense approximated $83,000 and $80,000, respectively, and for the six months ended December 31, 2012 and 2011, amortization expense approximated $165,000 and $159,000, respectively.

NOTE C – STOCKHOLDERS’ EQUITY

Share-Based Compensation - Stock Options and Warrants

The Company accounts for options granted to employees by measuring the cost of services received in exchange for the award of equity instruments based upon the fair value of the award on the date of grant. The fair value of the award is then ratably recognized as expense over the period during which the recipient is required to provide services in exchange for that award. Options and warrants granted to consultants and other non-employees are recorded at fair value as of the grant date and subsequently adjusted to fair value at the end of each reporting period until such options and warrants vest, and the fair value of such instruments, as adjusted, is expensed over the related vesting period. Adjustments to fair value at each reporting date may result in income or expense, depending upon the estimate of fair value and the amount of expense recorded prior to the adjustment. On a basis not less frequently than quarterly, the Company reviews its agreements and the future performance obligation with respect to the unvested options or warrants for its consultants and other non-employees. When appropriate, the Company will expense the unvested options or warrants at the time when management deems the service obligation for future services has ceased.

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors, and external service providers. Under the provisions of the Plan, the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10,000,000 shares. At December 31, 2012, there were 3,340,000 shares of common stock reserved for future grant under the Plan. Options granted under the Plan may be either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or non-statutory stock options at the discretion of the Board of Directors and as reflected in the terms of the written option agreement. Options granted under the Plan vest ratably at the end of each twelve month period and a three or five year period from the date of grant.

Stock-based compensation expense (credit) for options and warrants was recorded as follows

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Research and development	$(28,239)	$38,457	$103,213	$23,188
General and administrative	245,039	1,017,357	567,186	1,370,918
Totals	$216,800	$1,055,814	$670,399	$1,394,106

A summary of the changes in options outstanding during the six months ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	5,510,000	$1.56	8.1	$493,800
Granted	1,230,000	$1.05
Forfeited	(80,000)	$1.55
Outstanding at December 31, 2012	6,660,000	$1.46	7.9	$316,600
Expected to vest at December 31, 2012	6,633,340	$1.46	7.9	$316,600
Options exercisable at December 31, 2012	3,803,992	$1.60	7.4	$274,600

The weighted average fair value of options granted during the three and six months ended December 31, 2012 was $0.64 per share and $0.92 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Risk free interest rate	1.6% – 1.8%	1.1% to 2.2%	1.3 to 1.8%	1.1% to 2.2%
Dividend yield	None	None	None	None
Volatility	99.2% to 99.7%	94.8% to 96.8%	99.2% to 100.7%	94.8% to 96.8%
Expected term (in years)	9	5.5 to 9.0	9	5.5 to 9.0
9

The unrecognized compensation expense as of December 31 2012, approximately $2,498,000 of total compensation expense related to stock issued to date, is expected to be recognized over a weighted average period of approximately 3 years.

A summary of the changes in warrants outstanding during the six months ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at June 30, 2012	20,940,796	$1.39
Granted	100,000	$1.00
Outstanding at December 31, 2012	21,040,796	$1.39

Exercisable at December 31, 2012	21,040,796	$1.39

The Company issued 100,000 fully vested warrants to a consultant for investor relations services in July 2012. The warrants have an exercise price of $1.00 per share and expire in two years. The fair value of the warrants was $0.33 per share on the date of grant using the Black-Scholes option-pricing model.

NOTE D - SIGNIFICANT VENDOR

1)	During the three and six months ended December 31, 2012, the Company had four service arrangements with FhCMB for research and development. The Company previously disclosed that FhCMB was a related party since its former Chief Scientific Officer was an employee and an executive of FhCMB.

	A)	In 2003, the Company entered into the TTA which requires FhCMB to provide the Company with research and development services related to the commercialization of the Technology and allows FhCMB to apply the Technology to the development and production of certain vaccines for use in developing countries as defined in the agreement. The most recent amendment to the TTA requires: 1) the Company to make non-refundable payments to FhCMB aggregating $10,000,000, in installments of $2,000,000 per year over a five year period commencing in November 2009; and 2) FhCMB to expend at least equal amounts during the same timeframe for research and development services related to the commercialization of the Technology. Additionally, under the terms of the TTA and for a period of 15 years: 1) the Company shall pay FhCMB a defined percentage (per the agreement) of all receipts derived by the Company from sales of products produced utilizing the Technology and a defined percentage (per the agreement) of all receipts derived by the Company from licensing the Technology to third parties with an overall minimum annual payment of $200,000 commencing on December 31, 2010 and 2) FhCMB shall pay the Company a defined percentage (per the agreement) of all receipts from sales, licensing, or commercialization of the Technology in developing countries as defined in the agreement. All new intellectual property invented by FhCMB during the period of the TTA is owned by and is required to be transferred to iBio. The Company and FhCMB are currently engaged in discussions to conclude a further amendment of the TTA. Among other things, the anticipated amendment is expected to have the effect of focusing future FhCMB research activities on designated product specific work that is mutually agreed by the parties. In making this transition in research focus, the Company will capitalize on the prior research activities that broadly advanced the technology to a stage of development that now enables product specific applications to be further advanced. Pending completion of such amendment, FhCMB and the Company have agreed to reduce current work efforts which will have a corresponding effect of temporarily lowering the research and development expenses being incurred by the Company The expense for the three months ended December 31, 2012 and 2011 was approximately $550,000 and $474,000, respectively. The expense for the six months ended December 31, 2012 and 2011 was
10

approximately $1,100,000 in each period. The Company is charged interest by FhCMB on certain outstanding balances at prime plus 2%. Interest expense for the three months ended December 31, 2012 and 2011 was approximately $17,000 and $16,000, respectively. Interest expense for the six months ended December 31, 2012 and 2011 was approximately $32,000 and $26,000, respectively. Amounts due to FhCMB respectively accounted for approximately 89% and 87% of the Company’s accounts payable at December 31, 2012 and June 30, 2012. Additionally, amounts due to FhCMB respectively accounted for approximately 39% and 43% of the Company’s accrued expenses at December 31, 2012 and June 30, 2012, respectively.

B)	In December 2010, the Company and FhCMB entered into a $1,660,000 research services agreement to evaluate gene expression and protein production, focused on a series of product candidates, using the iBioLaunch platform. Work on this project has terminated. The expenses for the three months ended December 31, 2012 and 2011 were $0 and approximately $300,000, respectively. The expenses for the six months ended December 31, 2012 and 2011 were $0 and approximately $564,000, respectively

C)	In March 2011, the Company and FhCMB entered into a $432,000 research services agreement for the evaluation of the mechanism of immune-potentiating activity of lichenase (“LicKM”), which is a thermostable bacterial enzyme used as a carrier molecule for vaccine antigens. The value of LicKM is as an immunomodulator. FhCMB completed its research obligations for this project. The expenses for the three months ended December 31, 2012 and 2011 were $0 and approximately $60,000, respectively. The expenses for the six months ended December 31, 2012 and 2011 were $0 and approximately $271,000, respectively.

D)	In January 2011, the Company announced that it granted to Fundacão Oswaldo Cruz acting through its unit Bio-Manguinhos, a public entity linked to the Health Ministry of Brazil (“Fiocruz”) a commercial, royalty-bearing license for the use of the Company’s proprietary technology in connection with the development, manufacture and commercialization by Fiocruz of certain vaccine products. Fiocruz is expected to bring the first product candidate, a new yellow fever vaccine, through a Phase I clinical trial. iBio engaged FhCMB, as an iBio subcontractor to perform certain research and development services in conjunction with this collaboration. The expected research and development expense the Company will incur in connection with the engagement of FhCMB as a subcontractor will be offset by an equivalent amount of service revenue the Company will earn from Fiocruz. The Company does not expect to earn a profit until it receives royalties. The revenue and expense for the three months ended December 31, 2012 and 2011 were $0 and approximately $234,000, respectively. The revenue and expense for the six months ended December 31, 2012 and 2011 were approximately $390,000 and $554,000, respectively.

NOTE E – RELATED PARTY TRANSACTIONS

The Company entered into an agreement in January 2012, with a vendor, whose minority stockholder is the President of the Company. The vendor performs laboratory feasibility analyses of gene expression and protein purification and also preparation of research samples. The expense for the three months ended December 31, 2012 and 2011 approximated $124,000 and $0, respectively. The expense for the six months ended December 31, 2012 and 2011 approximated $219,000 and $0, respectively. Included in accounts payable at December 31, 2012 and June 30, 2012, was approximately $90,000 and $64,000 respectively, due this vendor.

NOTE F – SUBSEQUENT EVENTS

1)

On January 31, 2013 iBio, entered into an ATM equity offering sales agreement, pursuant to which iBio may, from time to time, offer and sell shares of its common stock at prevailing market prices having an aggregate offering price of up to $10 million. iBio expects to use any proceeds from this offering for the continued development of applications of its proprietary technology, business development and for other general corporate purposes. Under the ATM equity offering sales agreement, sales of common stock, if any, through the sales agent, will be made by means of ordinary brokers’ transactions, or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices, at negotiated prices or, with iBio’s prior approval, in privately negotiated transactions. The common stock will be offered under iBio’s existing effective shelf registration statement (including a prospectus) filed with the Securities and Exchange Commission.

iBio will pay the sales agent a commission equal to 3% of the gross sales price per share for any shares sold under the sales agreement. The remaining sales proceeds, after deducting any offering expenses, will be received by the Company. We estimate that the offering expenses, excluding discounts and commissions, will be approximately $130,000.

Subject to the terms and conditions of the ATM equity offering sales agreement, the sales agent is required to use commercially reasonable efforts to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company or applicable law or regulation may impose). While the ATM equity offering sales agreement provides that the aggregate offering price of shares sold under the agreement can not exceed $10 million, the application of certain rules relating to the use of the Form S-3 registration statement may limit the amount the Company can raise to an aggregate amount during a 12-month period which is less than $10 million. The closing prices of the Company’s common stock during the 60-day period prior to each sale, the number of shares of common stock held by non-affiliates of the Company on each sale date and proceeds raised in connection with sales of shares of common stock registered on the Form S-3 in the 12 month period prior to the date of sale are factors in calculating the aggregate offering proceeds that may be realized. At February 12, 2013, the application of this rule would limit the aggregate offering proceeds that may be realized as of such date from the offer and sale of shares registered on the Form S-3 registration statement. Changes in the number of shares of common stock held by non-affiliates and changes in the closing price of the Company’s common stock will have the effect of increasing or decreasing the aggregate offering proceeds that may be realized by future sales of shares registered under the Form S-3 registration statement.

2)

On February 7, 2013, the NYSE MKT (the “Exchange”) Staff notified the Company that the plan of compliance submitted by the Company on December 21, 2012 had been accepted. This plan had been submitted in response to the Staff’s prior notice that the Company was not in compliance with the Exchange’s continued listing criteria set forth in Section 1003(a)(iii) of the NYSE MKT Company Guide. This listing standard applies if a listed company has stockholders’ equity of less than $6,000,000 and net losses in its five most recent years. In addition to accepting the Company’s compliance plan, the Exchange has granted the Company an extension until October 14, 2013 to regain compliance with the continued listing standards of the Exchange.

The Company currently anticipates that subsequent to the filing of this quarterly report on Form 10-Q, it will receive notification from the Staff that the Company is not in compliance with the listing standard set forth in Section 1003(a)(ii) of the NYSE MKT Company Guide which applies if a listed company has stockholders’ equity of less than $4,000,000 and net losses in three of its most recent four years. Similar to the process invoked following the Company’s receipt of the earlier non-compliance notification letter, the Company anticipates that the Exchange will request the Company to submit a plan setting forth the steps that the Company will undertake to regain compliance with all applicable continued listing standards, in which case the Company will undertake to submit such plan on a timely basis and currently expects that this additional plan will be the same as that which the Company already submitted to regain compliance with the more rigorous listing standard set forth in Section 1003(a)(iii), which requires that a listing company have stockholders’ equity in excess of $6,000,000.

3)

On February 14, 2013, the Company and Caliber Biotherapeutics LLC (“Caliber”) entered into a License and Collaboration Agreement for development and production of recombinant plant-based biopharmaceuticals using the Company’s proprietary iBioLaunch™ technology and Caliber’s proprietary plant-based manufacturing capabilities. The Company and Caliber will use their combined capabilities to develop their own product portfolios, starting with a monoclonal antibody for an oncology indication. Additionally, the Company and Caliber will make their combined capabilities available to third parties through licensing and partnering arrangements for other recombinant plant-based biotherapeutics and vaccines.

Under the terms of the agreement, the Company may receive license and milestone fees in connection with the successful development of product targets selected by Caliber. Caliber will be responsible for funding clinical development and commercialization of such collaboration products. If a product candidate is successfully developed and commercialized, the Company will receive royalties on product sales and may receive other revenues.

Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements regarding iBio’s future financial position, expected results of operations, anticipated cash flows, business strategy, budgets, projected costs, future capital expenditures, products, competitive positions, growth opportunities, plans and objectives of management for future operations, as well as statements that include the words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions, are forward-looking statements. These forward looking statements are not guarantees of future performance and are subject to risks and uncertainties. Investors are cautioned that actual events or results may differ from our expectations. Factors that may affect our actual results achieved include, without limitation, our ability to develop existing and new products, future actions by the FDA or other regulatory agencies, results of pending or future clinical trials, the results of ongoing litigation, overall economic conditions, general market conditions, market acceptance, and competition. Other risks and uncertainties include, but are not limited to, the factors described from time to time in our reports filed with the SEC, including our Form 10-K for the year ended June 30, 2012.

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

iBio is a biotechnology company focused on commercializing its proprietary technologies, the iBioLaunch™ platform for vaccines and therapeutic proteins and the iBioModulator™ platform for vaccine enhancement. A key component of our strategy is to facilitate adoption and use of our technology by entering into commercial product collaborations and license arrangements. We believe our technology offers our collaborators and licensees advantages that are not available with conventional manufacturing systems. These anticipated advantages include the ability to manufacture therapeutic proteins that are difficult or impossible to produce with conventional methods, reduced production time, lower capital and operating costs. Our near-term focus is to establish additional business arrangements pursuant to which commercial, government and not-for-profit licensees will utilize our technology in connection with the production and development of products for both therapeutic and vaccine uses. The Company operates in one business segment.

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

In January 2011, we announced that we had entered into collaboration and granted to Fiocruz a commercial, royalty-bearing license for the use of our proprietary technology in connection with the development, manufacture and commercialization by Fiocruz of certain vaccine products. Fiocruz is expected to bring the first product candidate, a yellow fever vaccine, through a Phase I clinical trial. The World Health Organization has estimated that 200,000 unvaccinated people contract yellow fever each year, and approximately 30,000 die from the disease.

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

In February, May, June and October 2012, we announced the issuance or allowance of U.S. patents for, and scientific progress with, potential product applications of our iBioModulator platform, also referred to as our lichenase fusion-protein technology.

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

This business structure helps the Company to enhance the value of commercial rights and the scope of applications of its platform technology. It also helps the Company demonstrate the validity and apparent value of the platform to parties to whom it will offer licenses or other business opportunities. Outsourcing our research and development work allows us to develop our product candidates, and thereby promote the value of our platform for licensing and product development purposes, without bearing the full risk and expense of establishing and maintaining our own research and development staff and facilities. Based upon the expertise possessed by FhCMB, the Company has engaged FhCMB as a subcontractor to perform research and development services for Fiocruz in connection with the yellow fever vaccine project. The contract with FhCMB is expected to be $6.5 million. Service revenues and research expense under this arrangement commenced in January 2011. The amount of revenues recorded under this agreement and related research and development expenses for the three months ended December 31, 2012 and 2011 were approximately $0 and $234,000, respectively. The amount of revenues recorded under this agreement and related research and development expenses for the six months ended December 31, 2012 and 2011 were approximately $390,000 and $554,000, respectively. In the three month period ended December 31, 2012, the Company, Fiocruz and FhCMB were negotiating modifications to the existing work plan for research and development services. These negotiations are still ongoing. While the discussions are ongoing and prior to the execution of either separate task specific agreements or a contract amendment reflecting the agreed modifications to the work plan, no revenues will be recognized by iBio in connection with services provided to Fiocruz through the subcontract arrangement with FhCMB. The Company invoices this customer in US dollars and also receives collection of the outstanding receivable in US dollars. Therefore, there are no foreign currency exchange translation gains or losses involved with this customer.

In July 2012, we announced a global alliance with GE Healthcare (“GEHC”) to commercialize our plant-based technologies for the manufacture of biopharmaceuticals and vaccines. The alliance is intended to build on the existing development and marketing agreement between the two companies announced in 2010 and to combine iBio’s proprietary iBioLaunch platform with GEHC’s capabilities in start-to-finish technologies for biopharmaceutical manufacturing. Under the terms of the agreement, iBio will be the preferred provider of vaccine or therapeutic product manufacturing technology incorporating a plant based protein expression system, while GEHC will be the preferred provider of engineering services and bioprocess solutions, to any customers that may be interested in a bio-manufacturing facility incorporating a plant-based expression system. The agreement further specifies allocation of responsibilities for product development, process scale-up, facilities design and development, and technology transfer among iBio, FhCMB, and GEHC. The Agreement also sets forth the terms of a non-exclusive commercial license to iBio’s technology that iBio has agreed to offer to any customer referred by GEHC pursuant to the Agreement.

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

We have been relying upon FhCMB for support in advancing certain drug candidates and intend to rely on FhCMB and other collaborators for additional work during further development and testing of our product candidates. With FhCMB, we have been pursuing and obtaining non-dilutive government and non-governmental organization funding directed through FhCMB to provide supplemental funding for applications of our technology. Through June 30, 2012, FhCMB has been awarded a total of approximately $33 million in grants from the Bill & Melinda Gates Foundation for development of product candidates based on the iBioLaunch platform and for research and development of vaccines against influenza, malaria and African sleeping sickness (trypanosomiasis).

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

In December 2012, we announced that the National Institute of Allergy and Infectious Diseases, a part of the National Institutes of Health, had awarded a contract to FhCMB, for the development of a new generation anthrax vaccine. FhCMB will develop this new generation vaccine using the iBioLaunch™ Platform and the funding it receives pursuant to the National Institute of Allergy and Infectious Diseases. FhCMB has rights to such use under an existing research license from iBio. This funded work will advance our technology.

In summary, the advancement of our technology has indirectly benefited from the funding and funding commitments of research and development activities at FhCMB in recent years by U.S. government and non-governmental organizations in aggregate amounts exceeding $67 million.

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

At various times since January 2004, we have amended our agreements with FhCMB. These amendments include a commitment by FhCMB to further develop exclusively for and transfer to us rights to proprietary technology and intellectual property rights in the fields defined in the agreements comprising principally plant-based human vaccines, human antibodies, and human therapeutic proteins and veterinary applications of plant-based influenza vaccines. For these activities, we have committed to make non-refundable payments to FhCMB aggregating $10,000,000, in installments of $2,000,000 per year over a five year period commencing in November 2009. During such period, FhCMB is required to expend an amount at least equal to the amounts paid by us for the purpose of engaging in services to further the development of the Technology. The Company and FhCMB are currently engaged in discussions to conclude a further amendment of the TTA. Among other things, the anticipated amendment is expected to have the effect of focusing future FhCMB research activities on designated product specific work that is mutually agreed by the parties. In making this transition in research focus, the Company will capitalize on the prior research activities that broadly advanced the technology to a stage of development that now enables product specific applications to be further advanced. Pending completion of such amendment, FhCMB and the Company have agreed to reduce current work efforts which will have a corresponding effect of temporarily lowering the research and development expenses being incurred by the Company.

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

Results of Operations

Comparison of the three months ended December 31, 2012 versus December 31, 2011

Revenues

Revenues for three months ended December 31, 2012 and 2011 were approximately $0 and $234,000, respectively. Revenues were attributable to providing technology services to Fiocruz to assist it in implementing the Company’s technology for a future Phase 1 clinical trial of yellow fever. The Company engages FhCMB as a subcontractor to perform these services. During the three months ended December 31, 2012, the Company, Fiocruz and FhCMB were negotiating modifications to the existing work plan. These negotiations are still ongoing. While the discussions are ongoing and prior to the execution of either separate task specific agreements or a contract amendment reflecting the agreed modifications to the work plan, no revenues will be recognized by iBio in connection with services provided to Fiocruz through the subcontract arrangement with FhCMB.

Research and development expense

Research and development expense for the three months ended December 31, 2012 was approximately $656,000 compared to $1,162,000, a difference of $506,000. This decrease primarily relates to a research project (“Project 1”) that the Company entered in December 2010 with FhCMB to evaluate gene expression and protein production. Work on this project terminated, and there was no expense for the three months ended December 31, 2012 which resulted in a decrease in the expense from the comparable period for December 31, 2011 of approximately $300,000. The focus of that project was to determine feasibility and relative priority, for business development purposes, of several protein therapeutic candidates that are representative of market classes of products. For example, two market classes are monoclonal antibodies and plasma-derived proteins. The Company entered into an additional project with FhCMB (“Project 2”) that was completed during the second calendar quarter of 2012. This also resulted in a decrease in expenses of approximately $60,000 for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. This project was to evaluate the mechanism of immune-potentiating activity of LicKM, which is a thermostable bacterial enzyme used as a carrier molecule for vaccine antigens. Additionally, during the three months ended December 31, 2012 research and development expense decreased by approximately $234,000 as the Company had no expense associated with the performance of services by FhCMB as a subcontractor rendering research and development services pursuant to the Company’s yellow fever vaccine contract with Fiocruz. This was offset by increases in research and development expense for outside services to a related party to perform laboratory feasibility analyses of gene expression and protein purification and also preparation of research samples by approximately $124,000. There was an additional increase in expense by approximately $76,000 with the

Technology Transfer Agreement (“TTA”) with FhCMB due to the level of effort that was provided in a previous three month period.

General and administrative expenses

General and administrative expense for the three months ended December 31, 2012 was approximately $1,039,000 compared to $1,745,000 for the three months ended December 31, 2011, a decrease of $706,000. The decrease was primarily attributed to the effects of an option modification. In November and December 2011, the Board of Directors modified the cancellation provision of previously issued options, permitting an option holder, upon termination without cause, to exercise the vested portion of an option post-termination up to ten years after the grant date. Subsequent period option awards granted also included this provision. The Company estimated the effect of the modification to be approximately $633,000, which will be expensed over the vesting terms, of which approximately $616,000 pertained to general and administrative expenses. For the three months ended December 31, 2012 and 2011, the amount charged to general and administrative related to the modification was approximately $14,000 and $437,000, respectively. In addition, stock-based compensation expense for options issued to employees, board of directors and consultants decreased by approximately $381,000 during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011. This was primarily due to an option grant that had a vesting term that was less than one year. Also, the Company issued a fully vested warrant during the three months ended December 31, 2011, to a consultant to provide investor relations services. The fair value of the warrant was approximately $71,000 and was expensed during the three months ended December 31, 2011.

Other income (expense)

The Company is required to account for the August 2008 Warrants (“August 2008 Warrants”) as derivative financial liabilities. The Company is required to mark to market in each reporting period, the value of the embedded derivative. The derivative liabilities are revalued at the end of each reporting period. The periodic change in value of the derivative financial liabilities is recorded as either non-cash income (if the value of the embedded derivative and the August Warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and the August 2008 Warrants increase). If the stock price increases, the derivative financial liability will generally increase and if the stock price decreases, the derivative financial liability will generally decrease. Also, the derivative financial liability is affected by subsequent issuances of stock below $2.00 per share until the warrants expire in August 2013 due to anti-dilution provisions contained in the warrant agreement. The Company recorded non-cash income of approximately $635,000 and $1,087,000 for the three months ended December 31, 2012 and 2011, respectively. The calculation of this derivative financial liability is affected by factors, which are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the warrants either expire in August 2013 or are exercised prior to that date.

Net loss per share

Based upon the above, the net loss for the three months ended December 31, 2012 and 2011 was approximately $(1,071,000) and $(1,598,000), or $(0.02) and $(0.05) per share, respectively.

Comparison of the six months ended December 31, 2012 versus December 31, 2011

Revenues

Revenues for six months ended December 31, 2012 and 2011 were approximately $390,000 and $554,000, respectively. Revenues were attributable to providing technology services to Fiocruz to assist it in implementing the Company’s technology for a future Phase 1 clinical trial of yellow fever. The Company engages FhCMB as a subcontractor to perform these services. During the six months ended December 31, 2012, the Company, Fiocruz and FhCMB were negotiating modifications to the existing work plan. These negotiations are still ongoing. While the discussions are ongoing and prior to the execution of either separate task specific agreements or a contract amendment reflecting the agreed modifications to the work plan, no revenues will be recognized by iBio in connection with services provided to Fiocruz through the subcontract arrangement with FhCMB.

Research and development expense

Research and development expense for the six months ended December 31, 2012 was approximately $1,833,000 compared to $2,619,000 for the six months ended December 31, 2011, a difference of $786,000. This decrease primarily relates to a research project (“Project 1”) that the Company entered in December 2010 with FhCMB to evaluate gene expression and protein production. Work on this project terminated, and there was no expense for the six months ended December 31, 2012 which resulted in a decrease in the expense from the comparable period for December 31, 2011 of approximately $563,000. The focus of that project was to determine feasibility and relative priority, for business development purposes, of several protein therapeutic candidates that are representative of market classes of products. For example, two market classes are monoclonal antibodies and plasma-derived proteins. The Company entered into an additional project with FhCMB (“Project 2”) that was completed during the year ended June 30, 2012. This also resulted in a decrease in expenses of approximately $271,000 for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011. This project was to evaluate the mechanism of immune-potentiating activity of LicKM, which is a thermostable bacterial enzyme used as a carrier molecule for vaccine antigens. Increases in research and development expense were approximately $219,000 for outside services by a related party to perform laboratory feasibility analyses of gene expression and protein purification and also preparation of research samples. There was a decrease in salaries and benefits of approximately $64,000 due to a departure of a former Chief Scientific Officer who was concurrently an executive of FhCMB. Additionally, during the six months ended December 31, 2012 research and development expense decreased by approximately $234,000 as the Company had no expense during the three month ended December 31, 2012, associated with the performance of services by FhCMB as a subcontractor rendering research and development services pursuant to the yellow fever vaccine contract with Fiocruz.

General and administrative expenses

General and administrative expense for the six months ended December 31, 2012 was approximately $2,062,000 compared to $2,934,000 for the six months ended December 31, 2011, a decrease of $872,000. The decrease was primarily attributed to the effects of an option modification. In November and December 2011, the Board of Directors modified the cancellation provision of previously issued options, permitting an option holder, upon termination without cause, to exercise the vested portion of an option post-termination up to ten years after the grant date. Subsequent period option awards granted also included this provision. The Company estimates the effect of the modification to be approximately $633,000, which will be expensed over the vesting terms, of which approximately $616,000 pertains to general and administrative expenses. For the six months ended December 31, 2012 and 2011, the amount charged to general and administrative expense related to the modification was approximately $29,000 and $437,000, respectively. In addition, stock-based compensation expense for options issued to employees, board of directors and consultants decreased by approximately $396,000 during the six months ended December 31, 2012 as compared to the six months ended December 31, 2011. This was primarily due to an option grant that had a vesting term that was less than one year. Also, the Company issued a fully vested warrant during the six months ended December 31, 2011 to a consultant to provide investor relations services. The fair value of the warrant was approximately $71,000 and was expensed during the six months ended December 31, 2011.

Other income (expense)

The Company is required to account for the August 2008 Warrants (“August 2008 Warrants”) as derivative liabilities. The Company is required to mark to market in each reporting period, the value of the embedded derivative. The derivative liabilities are revalued at the end of each reporting period. The periodic change in value of the derivative liabilities is recorded as either non-cash derivative income (if the value of the embedded derivative and the August Warrants decrease) or as non-cash derivative expense (if the value of the embedded derivative and the August 2008 Warrants increase). If the stock price increases, the derivative liability will generally increase and if the stock price decreases, the derivative financial liability will generally decrease. Also, the derivative liability is affected by the issuance of stock below $2.00 per share through the expiration of the warrants due to anti-dilution provision contained in the warrant agreement. The Company recorded non-cash income of approximately $394,000 and $3,791,000 for the six months ended December 31, 2012 and 2011, respectively. The calculation of this derivative financial liability is affected by factors, which are subject to significant fluctuations and are not under the Company’s control. Therefore, the resulting effect upon our net income or loss is subject to significant fluctuations and will continue to be subject to significant fluctuations until the warrants either expire in August 2013 or are exercised prior to that date.

Net loss per share

Based upon the above, the net loss for the six months ended December 31, 2012 and 2011 was approximately $(3,123,000) and $(1,215,000), or $(0.07) and $(0.04) per share, respectively.

Liquidity and Capital Resources

The Company has incurred losses and negative cash flows from operations since the spinoff from its Former Parent in August 2008. As of December 31, 2012, the Company had an accumulated deficit of approximately $34,460,000 and cash used in operating activities for the six months ended December 31, 2012 and 2011 approximated $2,694,000 and $2,012,000, respectively. The Company has historically financed its activities primarily through the sale of common stock and warrants. Through December 31, 2012, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, advancing its intellectual property and general and administrative activities. The Company estimates that the cash on hand as of December 31, 2012 of approximately $2,819,000 will be adequate to fund its operations through the end of the second calendar quarter of 2013.

The history of significant losses, the negative cash flow from operations, the limited cash resources currently on hand and the dependence by the Company on its ability (about which there can be no certainty) to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company’s ability to continue as a going concern.

On July 26, 2011, the Company filed with the SEC a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the SEC on July 28, 2011 (the “Form S-3 Registration Statement”). This Form S-3 Registration Statement allows the Company, from time to time, to offer and sell shares of common stock, preferred stock, debt securities warrants and/or units, up to a maximum aggregate amount of $100 million of such securities. The Company raised gross proceeds of $10 million in January 2012 under this Registration Statement.

On January 31, 2013, iBio, entered into an ATM equity offering sales agreement, pursuant to which iBio may, from time to time, offer and sell shares of its common stock at prevailing market prices having an aggregate offering price of up to $10 million. iBio expects to use any proceeds from this offering for the continued development of applications of its proprietary technology, business development and for other general corporate purposes. Under the ATM equity offering sales agreement, sales of common stock, if any, through the sales agent, will be made by means of ordinary brokers’ transactions, or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices, at negotiated prices or, with iBio’s prior approval, in privately negotiated transactions. The common stock will be offered under the Form S-3 Registration Statement.

iBio will pay the sales agent a commission equal to 3% of the gross sales price per share for any shares sold under the sales agreement. The remaining sales proceeds, after deducting any offering expenses, will be received by the Company. We estimate that the offering expenses, excluding discounts and commissions, will be approximately $130,000.

Subject to the terms and conditions of the ATM equity offering sales agreement, the sales agent is required to use commercially reasonable efforts to sell the common stock based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company or applicable law or regulation may impose). While the ATM equity offering sales agreement provides that the aggregate offering price of shares sold under the agreement can not exceed $10 million, the application of certain rules relating to the use of the Form S-3 Registration Statement may limit the amount the Company can raise to an aggregate amount, during a 12-month period, which is less than $10 million. The closing prices of the Company’s common stock during the 60 day period prior to each sale, the number of shares of common stock then held by non-affiliates of the Company and sales of shares of common stock registered on the Form S-3 during a 12-month period prior to the date of sale are factors in calculating the aggregate offering proceeds that may be realized. At February 12, 2013, the application of this limitation would limit the aggregate offering proceeds that may be realized as of such date from the offer and sale of shares registered on the Form S-3 registration statement to approximately $8,622,000. Changes in the number of shares of common stock held by non-affiliates and changes in the closing price of the Company’s common stock will have the effect of increasing or decreasing the aggregate offering proceeds that may be realized by future sales of shares registered under the Form S-3 Registration Statement.

While iBio anticipates that it will be able to successfully raise capital through the ATM offering, there can be no certainty of its ability to do so on acceptable terms or at all. To date, iBio has effected no sales under the ATM.

The Company plans to fund its future business operations using cash on hand, through proceeds from the sale of common stock pursuant to the ATM equity offering, through proceeds from the sale of additional equity or other securities and through proceeds realized in connection with license and collaboration arrangements. The Company cannot be certain that such funding will be available on acceptable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on acceptable terms, it may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for product candidates on terms that are less favorable than might otherwise be available; or c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize itself and possibly cease operations.

For the six months ended December 31, 2012 and 2011, the Company had net cash used in operating activities of approximately $2,694,000 and $2,012,000, respectively. The net cash used in operating activities for the six months ended December 31, 2012 primarily resulted from the loss from operations of $3,123,000, adjusted for the effects of non-cash activity from the change in fair value of derivative instrument liability of approximately $394,000, stock-based compensation expense of $670,000 and depreciation and amortization of $166,000. There was a decrease in operating assets and liabilities of $14,000. Included in the changes in operating assets are decreases in other current assets of approximately $138,000, which primarily resulted from increases from insurance renewals, net of amortization of approximately $49,000 and an increase in accounts receivable by approximately $39,000. Included in changes in operating liabilities was a decrease in accounts payable of approximately $134,000 relating to timing of payments made to vendors and an increase in accrued expense of $21,000. The net cash used in operating activities for the six months ended December 31, 2011 resulted from net loss from operations of approximately $1,215,000, adjusted for the effects of non-cash activity related to change in fair value of derivative instrument liability of approximately $3,791,000, stock-based compensation expense of approximately $1,394,000, depreciation and amortization of $161,000 and changes in operating assets and liabilities of approximately $1,438,000. Included in the changes in operating assets were net decreases in accounts receivable and other currents assets of approximately $142,000, which primarily resulted from the reduction of the prepaid expense the amortization of the expense for the TTA. Included in changes in operating liabilities was an increase in accounts payable and accrued expense of approximately $1,296,000, which primarily resulted from the semi-annual $1,000,000 TTA obligation included in accounts payable, accrued compensation expense of approximately $71,000 and accrued expenses recorded for a project with FhCMB of approximately $130,000.

For the six months ended December 31, 2012 and 2011, net cash used in investing activities was approximately $112,000 and $122,000, respectively, which was primarily from additions for intangible assets.

For the six months ended December 31, 2012 and 2011, net cash used in financing activities was $0 and approximately $85,000, respectively, which was for the payment of deferred financing fees.

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

Item 4 CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, the end of the period covered by this report, our management, including our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Such disclosure controls and procedures are designed to ensure that material information we must disclose in this report is recorded, processed, summarized and filed or submitted on a timely basis. Based upon that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

The Company could be delisted from the NYSE MKT, if it fails to regain compliance in a timely manner with the NYSE MKT Company Guide rule that requires a listed company with a history net losses in each of the 5 years most recent years to have stockholders’ equity of at least $6,000,000.

On November 21, 2012, the Company received a notice from the Staff of the NYSE MKT (the “Exchange”) indicating that the Company was not in compliance with the Exchange’s continued listing criteria set forth in Section 1003(a)(iii) of the NYSE MKT Company Guide which applies if a listed company has stockholders’ equity of less than $6,000,000 and net losses in its five most recent years. In order to maintain its Exchange listing, the Company was afforded the opportunity to submit to the Exchange a plan of compliance and the Company did so on December 21, 2012.

On February 7, 2013, the Exchange notified the Company that it had accepted the Company’s plan of compliance and granted the Company an extension until October 14, 2013 to regain compliance with the continued listing standards. During the extension period, the Company will be subject to periodic review by Exchange Staff.

If we fail to make progress consistent with the plan or we otherwise fail to meet other criteria necessary for compliance with the continued listing standards of the Exchange by the end of the extension period, the Company could be delisted from the Exchange. The delisting of the Company and cessation of trading of the Company’s common stock on the NSYE MKT could adversely affect the market price and liquidity of our common stock.

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
22

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

iBio, Inc.

Date: February 19, 2013	By:	/s/ Robert B. Kay
Robert B. Kay,
Chief Executive Officer

Date: February 19, 2013	By:	/s/ Douglas Beck, CPA
Douglas Beck, CPA
Chief Financial Officer
24