Form 10-Q
period 2013-03-31
iBio, Inc.
filed 2013-05-20
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-35023

iBio, Inc.

(Exact name of small business registrant in its charter)

Delaware	26-2797813

(State of incorporation)	(I.R.S. Employer Identification No.)

9 Innovation Way, Suite 100, Newark, DE	19711

(Address of principal executive offices)	(Zip code)

(302) 355-0650

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Shares of Common Stock outstanding as of May 15, 2013:  56,692,095

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

iBio, Inc.
Condensed Balance Sheets

	March 31, 2013 (Unaudited)	June 30, 2012 (See Note 2)
Assets
Current assets:
Cash	$1,526,581	$5,624,403
Accounts receivable	390,186	351,409
Prepaid expenses and other current assets	293,811	924,333
Total current assets	2,210,578	6,900,145

Fixed assets, net of accumulated depreciation of $19,763 as of March 31, 2013 and $18,788 as of June 30, 2012	4,739	2,497
Intangible assets, net of accumulated amortization	2,765,876	2,861,940

Total Assets	$4,981,193	$9,764,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,416,194	$2,845,518
Accrued expenses	250,643	230,300
Warrant derivative liability	16,668	519,725
Total Liabilities	2,683,505	3,595,543

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, no par value; 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 47,767,095 shares issued and outstanding as of March 31, 2013 and June 30, 2012	47,767	47,767
Additional paid-in capital	38,468,251	37,459,053
Accumulated deficit	(36,218,330)	(31,337,781)
Total Stockholders’ Equity	2,297,688	6,169,039

Total Liabilities and Stockholders’ Equity	$4,981,193	$9,764,582

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012
Revenues	$—	$371,755	$390,186	$925,935

Operating expenses:
Research and development	631,186	1,307,246	2,464,504	3,926,206
General and administrative	1,228,902	1,246,319	3,290,959	4,180,209
Total operating expenses	1,860,088	2,553,565	5,755,463	8,106,415

Operating loss	(1,860,088)	(2,181,810)	(5,365,277)	(7,180,480)

Other income (expense):
Interest income	1,126	4,975	6,988	7,181
Interest expense	(14,808)	(17,920)	(47,666)	(44,296)
Royalty income	6,970	14,445	22,349	31,508
Change in fair value of warrant derivative liability	108,832	(918,428)	503,057	2,872,832
Total other income (expense)	102,120	(916,928)	484,728	2,867,225

Net loss	$(1,757,968)	$(3,098,738)	$(4,880,549)	$(4,313,255)

Net loss per common share - basic and diluted	$(0.04)	$(0.07)	$(0.10)	$(0.12)

Weighted-average common shares outstanding – basic and diluted	47,767,095	45,715,762	47,767,095	36,761,767

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.
Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(4,880,549)	$(4,313,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,009,198	2,006,052
Amortization of intangible assets	249,701	240,036
Depreciation	1,688	3,227
Change in fair value of warrant derivative liability	(503,057)	(2,872,832)
Other	510	—
Changes in operating assets and liabilities	182,764	(32,703)

Net cash used in operating activities	(3,939,745)	(4,969,475)

Cash flows from investing activities:
Additions to intangible assets	(153,637)	(184,690)
Purchases of fixed assets	(4,440)	(887)

Net cash used in investing activities	(158,077)	(185,577)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of expenses	—	9,035,848

Net cash provided by financing activities	—	9,035,848

Net (decrease) increase in cash	(4,097,822)	3,880,796
Cash - beginning of period	5,624,403	2,843,300
Cash - end of period	$1,526,581	$6,724,096

The accompanying notes are an integral part of these unaudited condensed financial statements.

iBio, Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.    Nature of Business

iBio, Inc. (“iBio” or the “Company”) is a biotechnology company focused on the commercialization of its proprietary plant-based protein expression technologies - the iBioLaunch™ platform for vaccines and therapeutic proteins and the iBioModulator™ platform for vaccine enhancement - and on developing and commercializing select product candidates derived from the iBioLaunch platform. The advantages of iBio’s technology include the ability to manufacture therapeutic proteins that are difficult or impossible to produce with conventional methods, reduced production time, and lower capital and operating costs for biopharmaceuticals. iBio was established in August 2008 as the result of a spin-off from Integrated BioPharma, Inc. The Company operates in one business segment under the direction of its Executive Chairman, and its operations and assets reside exclusively in the United States.

2.    Basis of Presentation

Going Concern

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2013, the Company’s accumulated deficit was $36.2 million, and it had cash used in operating activities of $3.9 million and $5.0 million for the nine months ended March 31, 2013 and 2012, respectively. The Company has historically financed its activities through the sale of common stock and warrants. Through March 31, 2013, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, advancing its intellectual property, and general and administrative activities. Cash on hand as of March 31, 2013 of $1.5 million is expected to support the Company’s activities through the end of the second calendar quarter of 2013. See Note 14 - Subsequent Events for additional information.

The history of significant losses, the negative cash flow from operations, the limited cash resources currently on hand and the dependence by the Company on its ability - about which there can be no certainty - to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to fund its future business operations using cash on hand, through proceeds from the sale of additional equity or other securities and through proceeds realized in connection with license and collaboration arrangements. The Company cannot be certain that such funding will be available on favorable terms, or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on favorable terms, it may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for its technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize; or d) possible cease operations.

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012, from which the accompanying balance sheet dated June 30, 2012 was derived.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include the valuation of intellectual property, legal and contractual contingencies, a warrant derivative liability and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period presentation.

3.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note B of the Notes to Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2012.

4.    Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s condensed balance sheets approximated their fair values as of March 31, 2013 and June 30, 2012 due to their short-term nature. The warrant derivative liability is carried on the condensed balance sheets at fair value, which was $16,668 and $519,725 as of March 31, 2013 and June 30, 2012, respectively. See Note 7 - Warrant Derivative Liability for additional information.

5.    Intangible Assets

The Company has two categories of intangible assets - intellectual property and patents. Intellectual property consists of technology for producing targeted proteins in plants for the development and manufacture of novel vaccines and therapeutics for humans and certain veterinary applications (the “Technology”) acquired in December 2003 from Fraunhofer USA Inc., acting through its Center for Molecular Biotechnology (“Fraunhofer”), pursuant to a Technology Transfer Agreement, as amended (the “TTA”). Patents consist of payments for services and fees related to the further development and protection of the Company’s patent portfolio.

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 18 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the three and nine months ended March 31, 2013 and 2012.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets:

	March 31, 2013	June 30, 2012
Intellectual property – gross carrying value	$3,100,000	$3,100,000
Patents – gross carrying value	1,838,025	1,684,388
	4,938,025	4,784,388
Intellectual property – accumulated amortization	(1,426,185)	(1,309,410)
Patents – accumulated amortization	(745,964)	(613,038)
	(2,172,149)	(1,922,448)
Net intangible assets	$2,765,876	$2,861,940

Amortization expense was $84,549 and $81,178 for the three months ended March 31, 2013 and 2012, respectively. Amortization expense was $249,701 and $240,036 for the nine months ended March 31, 2013 and 2012, respectively.

6.    Significant Vendor

As of March 31, 2013, Fraunhofer continued to be the Company’s most significant vendor. See Note 13 – Commitments and Contingencies for additional information. The Company has previously disclosed that Fraunhofer was formerly considered a related party during the time from February 2010 through February 2012 in which an executive of Fraunhofer also served as iBio’s former Chief Scientific Officer. The accounts payable balance includes amounts due to Fraunhofer of approximately $2.2 million and $2.5 million as of March 31, 2013 and June 30, 2012, respectively. In addition, the accrued expenses balance includes amounts due to Fraunhofer of approximately $0.1 million as of June 30, 2012. The Company is charged interest by Fraunhofer on certain outstanding balances at the rate of prime plus 2%. For the three months ended March 31, 2013 and 2012, research and development expenses related to Fraunhofer were approximately $0.4 million and $1.0 million, respectively. For the nine months ended March 31, 2013 and 2012, research and development expenses related to Fraunhofer were approximately $1.8 million and $3.4 million, respectively.

7.    Warrant Derivative Liability

As of March 31, 2013, approximately 4.2 million of the Company’s outstanding warrants, issued in August 2008 as part of the spin-off from Integrated BioPharma, Inc. and expiring in August 2013, contained an anti-dilution provision which must be accounted for separately as a derivative liability and measured at fair value on a recurring basis. Changes in fair value are charged to other income or expense, as appropriate. The fair value of the warrant derivative liability is determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. Using the Black-Scholes option pricing model, the Company developed its own assumptions based on observable inputs and available market data to support the reported fair values of $16,668 and $519,725 as of March 31, 2013 and June 30, 2012, respectively. See Note 14 – Subsequent Events for additional information.

The following table summarizes the inputs and assumptions used to calculate the fair value of the warrant derivative liability:

	March 31, 2013	June 30, 2012
Common stock price	$0.54	$0.76
Exercise price	$1.82 - $2.34	$1.82 - $2.34
Risk-free interest rate	0.1%	0.2%
Dividend yield	None	None
Volatility	98.6%	100.0%
Remaining contractual term (in years)	0.4	1.2

8.    Stockholders’ Equity

On January 31, 2013, the Company entered into an At-the-Market Equity Offering Sales Agreement (the “ATM Facility”) with Further Lane Securities, L.P. (“Further Lane”) pursuant to which the Company could sell, at its option, up to an aggregate of $10 million in shares of its common stock through Further Lane, as sales agent. Sales of the common stock made pursuant to the ATM Facility, if any, would be made on the NYSE MKT exchange under the previously filed and currently effective Registration Statement on Form S-3 (File No. 333-175420) by means of ordinary brokers’ transactions at market prices. Additionally, under the terms of the ATM Facility, the Company could also sell shares of its common stock through Further Lane, on the NYSE MKT exchange or otherwise, at negotiated prices or at prices related to the prevailing market price. Under the terms of the ATM Facility, the Company could also sell shares to Further Lane as principal for Further Lane’s own account at a price agreed upon at the time of sale pursuant to a separate terms agreement to be entered into with Further Lane at such time. The Company agreed to pay Further Lane a commission equal to 3% of the gross proceeds from the sale of shares of its common stock under the ATM Facility, if any. The Company also agreed to reimburse Further Lane for certain expenses incurred in connection with entering into the ATM Facility and provided Further Lane with customary indemnification rights.

There were no sales of the Company’s common stock pursuant to the ATM Facility during the quarter ended March 31, 2013. The Company incurred legal, accounting and filing fees of approximately $121,000, including expenses reimbursed to Further Lane, in connection with entry into the ATM Facility. As a result of the Company’s decision to move forward with an alternate financing strategy that effectively eliminated the capacity under Registration Statement necessary to utilize the ATM Facility, these costs were charged to general and administrative expenses for the three months ended March 31, 2013. See Note 14 - Subsequent Events for additional information.

9.    Loss Per Common Share

Basic loss per common share is computed by dividing the net loss allocated to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and warrants using the treasury stock method.

For the three and nine month periods ended March 31, 2013 and 2012, the Company incurred a net loss which cannot be diluted, so basic and diluted loss per common share are the same. As of March 31, 2013, shares issuable which could potentially dilute future earnings include 6,760,000 stock options and 21,040,796 warrants. As of March 31, 2012, shares issuable which could potentially dilute future earnings include 5,476,667 stock options and 20,940,796 warrants.

10.   Share-Based Compensation - Stock Options and Warrants

The following table summarizes the components of share-based compensation expense in the Condensed Statements of Operations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Research and development	$74,661	$58,475	$177,874	$81,662
General and administrative	264,138	553,473	831,324	1,924,390
Total	$338,799	$611,948	$1,009,198	$2,006,052

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. Under the provisions of the Plan, the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. As of March 31, 2013, there were approximately 3.2 million shares of common stock reserved for future issuance under the Plan.

The weighted-average exercise price of stock options granted during the nine months ended March 31, 2013 was $1.02 per share and the fair value was $0.90 per share. The Company uses historical data to estimate forfeiture rates.

The weighted-average exercise price of stock options outstanding as of March 31, 2013 was $1.45 per share. The following table summarizes the change in stock options outstanding during the nine months ended March 31, 2013:

Stock Options
Outstanding as of June 30, 2012	5,510,000
Granted	1,330,000
Forfeited	(80,000)
Outstanding as of March 31, 2013	6,760,000

Vested and expected to vest as of March 31, 2013	6,731,870

Exercisable as of March 31, 2013	4,029,933

As of March 31, 2013, there was approximately $2.2 million of total unrecognized compensation cost related to nonvested stock options that the Company expects to recognize over a weighted-average period of 2.7 years.

Warrants

The Company issued 100,000 fully vested warrants with a grant date fair value of approximately $33,000 to a consultant for investor relations services in July 2012. The warrants have an exercise price of $1.00 per share and expire two years from the date of issuance.

The weighted-average exercise price of warrants outstanding as of March 31, 2013 was $1.39 per share. The following table summarizes the change in warrants outstanding during the nine months ended March 31, 2013:

Warrants
Outstanding as of June 30, 2012	20,940,796
Granted	100,000
Outstanding as of March 31, 2013	21,040,796

Exercisable as of March 31, 2013	21,040,796

11.   Related Party Transactions

In January 2012, the Company entered into an agreement with a vendor in which iBio’s President is a minority stockholder. The vendor performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The transaction has been conducted on an arm’s length basis at market terms. The accounts payable balance includes amounts due to this vendor of approximately $82,000 and $64,000 as of March 31, 2013 and June 30, 2012, respectively. Research and development expenses related to this vendor were approximately $82,000 and $119,000 for the three months ended March 31, 2013 and 2012, respectively. Research and development expenses related to this vendor were approximately $301,000 and $119,000 for the nine months ended March 31, 2013 and 2012, respectively.

12.   Income Taxes

The Company recorded no income tax expense for the three and nine months ended March 31, 2013 and 2012 because the estimated annual effective tax rate was zero. As of March 31, 2013, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

13.   Commitments and Contingencies

The TTA requires Fraunhofer to provide the Company with research and development services related to the commercialization of the Technology and allows Fraunhofer to apply the Technology to the development and production of certain vaccines for use in developing countries as defined in the agreement. The TTA requires: 1) the Company, in consideration of Fraunhofer’s performance obligations, to make non-refundable payments to Fraunhofer totaling $10 million in semi-annual installments of $1 million commencing in November 2009; and 2) Fraunhofer to expend at least equal amounts during the same timeframe for research and development services related to the commercialization of the Technology.

Additionally, under the terms of the TTA and for a period of 15 years: 1) the Company shall pay Fraunhofer a defined percentage (per the agreement) of all receipts derived by the Company from sales of products produced utilizing the Technology and a defined percentage (per the agreement) of all receipts derived by the Company from licensing the Technology to third parties, with an overall minimum annual payment of $200,000 commencing on December 31, 2010; and 2) Fraunhofer shall pay the Company a defined percentage (per the agreement) of all receipts from sales, licensing, or commercialization of the Technology in developing countries as defined in the agreement. All new intellectual property invented by Fraunhofer during the period of the TTA is owned by and is required to be transferred to iBio. The Company and Fraunhofer are currently engaged in discussions to conclude a further amendment to the TTA.

14.   Subsequent Events

Delisting Notice

On April 18, 2013, iBio, Inc. received notice from NYSE MKT LLC (the “Exchange”) that the Company currently is below certain of the Exchange’s continued listing standards. The Exchange indicated that its review of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 indicates that the Company is not in compliance with Section 1003(a)(iv) of the Company Guide, which applies if a listed company has sustained losses that are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the company will be able to continue operations and/or meet its obligations as they mature. The Company was afforded the opportunity to submit a plan of compliance to the Exchange by May 6, 2013 that demonstrated the Company’s ability to regain compliance with Section 1003(a)(iv) by July 15, 2013. The Company submitted such plan on a timely basis and is currently awaiting a response from the Exchange.

Equity Offering

On April 26, 2013, the Company, under its effective Registration Statement on Form S-3, raised approximately $3.8 million in net proceeds by issuing 8,925,000 shares of common stock and warrants to purchase up to 3,570,000 shares of common stock. The common stock and warrants were sold together as units (the “Units”), with each Unit consisting of one share of common stock and 0.40 of one warrant to purchase one share of common stock. The public offering price of each Unit was $0.48. The warrants have an exercise price of $0.53 per share, are immediately exercisable and will expire on the third anniversary of the date of issuance.

Prior to this offering, approximately 4.2 million of the Company’s outstanding warrants, issued in August 2008 and expiring in August 2013, contained an anti-dilution provision that was triggered as a result of this equity offering. The Company is required to both increase the number of shares issuable upon exercise and decrease the exercise prices of the August 2008 warrants. As a result, the number of warrants outstanding will increase by approximately 0.8 million and the exercise prices will decrease from $1.82 and $2.34 per share to $1.53 and $1.97 per share, respectively. After this adjustment, there will be outstanding approximately 2.5 million warrants with an exercise price of $1.53 per share and approximately 2.5 million warrants with an exercise price of $1.97 per share. There is no change in the expiration date of the warrants as a result of this adjustment.

Termination of ATM Facility

On April 26, 2013, the Company provided written notice to Further Lane that it was terminating the ATM Facility dated January 31, 2013. The Company voluntarily terminated the ATM Facility before making any sales of its common stock under such agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2012. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “may”, “plan”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated or expected. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our estimates as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so.

Overview

We are a biotechnology company focused on commercializing our proprietary platform technologies, the iBioLaunch™ platform for vaccines and therapeutic proteins and the iBioModulator™ platform for vaccine enhancement and on developing and commercializing select product candidates derived from the iBioLaunch platform. The iBioLaunch platform is a proprietary, transformative technology for development and production of biologics using transient gene expression in hydroponically grown, unmodified green plants.  The iBioModulator platform is complementary to the iBioLaunch platform and is designed to significantly improve vaccine products with both higher potency and greater duration of effect.  The iBioModulator platform can be used with any recombinant expression technology for vaccine development and production. We believe our technology offers advantages that are not available with conventional manufacturing systems. These anticipated advantages may include the ability to manufacture therapeutic proteins that are difficult or impossible to produce with conventional methods, reduced production time, lower capital and operating costs. iBio was established in August 2008 as the result of a spin-off from Integrated BioPharma, Inc. We operate in one business segment under the direction of our Executive Chairman, and our operations and assets reside exclusively in the United States.

Our near-term focus is to realize two key objectives which are foundational to the execution of our business plan. These objectives are: (1) the establishment of additional business arrangements pursuant to which commercial, government and not-for-profit licensees will utilize our platform technology in connection with the production and development of products for both therapeutic and vaccine uses; and (2) the further advancement of product candidates selected for clinical development. These objectives are a part of our strategy to commercialize the proprietary technology we have developed and validated.

Our strategy to engage in partnering and out-licensing of our technology preserves the opportunity for iBio to share in the successful development and commercialization of product candidates while conserving our own capital and financial resources as licensees undertake to conduct and fund the development and if the development is successful, commercialization, of the product candidates derived under our platform. In addition to financial resources we may receive, we believe that successful development by licensees of product candidates derived from the iBio platforms will further validate our technology, increase awareness of the advantages that may be realized by its use and promote broader adoption of this transformative technology.

The advancement of product candidates which have been derived from the iBioLaunch platform is also a key element of our strategy. We believe that selecting and developing products which individually have substantial commercial value and are representative of classes of pharmaceuticals that can be successfully produced using the iBioLaunch technology will allow us to maximize the near and longer term value of our technology. To realize this result, we believe that we should seek to advance designated product candidates through the preclinical stage and studies required for submission of Investigational New Drug Applications and in some instances, early stage clinical development.

Our Business

Product Pipeline

Our pipeline of product candidates selected for clinical development is comprised of two recently designated product candidates, a recombinant C-1 esterase inhibitor for the treatment of hereditary angioedema and other diseases and an antibody against influenza, together with other product candidates consisting of a monoclonal antibody for an undisclosed oncology indication and vaccines for anthrax, yellow fever and malaria. Each of these product candidates is in late stage preclinical testing.

Other therapeutic candidates in earlier stages of development that we are advancing on our proprietary platform include human alpha-galactosidase A for the treatment of Fabry disease, human alpha-1 antitrypsin for treatment of disorders caused by a lack or deficiency of alpha-1 antitrypsin, and several other therapeutic protein targets including antibodies, for which preliminary product feasibility has been demonstrated.

Strategic Alliances and Collaborations

A significant component of our business plan is to enter into strategic alliances and collaborations with other for-profit entities, governments, foundations, and others as appropriate to gain access to funding, capabilities, technical resources and intellectual property to further our development efforts, commercialize our technology and to generate revenues.

Collaboration with Fraunhofer Center for Molecular Biology (“Fraunhofer”)

In 2003, we engaged Fraunhofer to perform research and development activities to develop the iBioLaunch platform and to create our first product candidate. Pursuant to the Technology Transfer Agreement, as amended (the “TTA”) between our company and Fraunhofer, effective in January 2004, we paid $3.6 million to Fraunhofer to acquire the exclusive rights to intellectual property owned by Fraunhofer which, as subsequently enhanced and improved, constitutes the iBioLaunch platform.

Following this initial engagement, we have expanded our relationship with Fraunhofer to include additional and continuing research and development activities and we have been benefited from the establishment of numerous non-commercial arrangements among the Company, certain government entities, a non-governmental organization (which we refer to as a “NGO”) and Fraunhofer which has allowed us to further advance the development of our technology platforms and select product candidates through indirect access to non-dilutive funding.

To evidence these expanded activities, at various times since January 2004, we have amended the TTA and entered into additional agreements with Fraunhofer. The amendments to the TTA include a commitment by Fraunhofer to further develop exclusively for and transfer to us rights to proprietary technology and intellectual property rights in the fields defined in the agreements comprising principally plant-based human vaccines, human antibodies, and human therapeutic proteins and veterinary applications of plant-based influenza vaccines. In exchange for Fraunhofer’s performance of these activities, we have committed to make non-refundable payments to Fraunhofer aggregating $10 million in semi-annual installments of $1 million over a five year period commencing in November 2009 and expiring in December 2014. During such period, Fraunhofer is required to expend an amount at least equal to the amounts payable by us for the purpose of engaging in services to further the development of our technology. In addition to annual research service payments, we are required to make royalty payments to Fraunhofer equal to 1% of all receipts derived by us from sales of products utilizing our proprietary technology and 15% of all receipts derived by us from licensing our propriety technology to third parties for a period of fifteen years. The agreement provides for minimum annual aggregate payments of $200,000 beginning December 2010. In turn, Fraunhofer is required to pay us royalty payments equal to 9% of all receipts, if any, realized by Fraunhofer from sales, licensing or commercialization of the intellectual property licensed from us.

The Company and Fraunhofer are currently engaged in discussions to conclude a further amendment of the TTA. Among other things, the anticipated amendment is expected to have the effect of better aligning the mutual interests of each party. Pending completion of such amendment, Fraunhofer and the Company have agreed to reduce current work efforts which have a corresponding effect of temporarily lowering the research and development expenses being incurred by the Company.

Outsourcing our research and development work allows us to develop our product candidates, and thereby promote the value of such product candidates and our technology platforms for licensing and product development purposes, without bearing the full risk and expense of establishing and maintaining our own research and development staff and facilities. Additionally as a part of our collaboration with Fraunhofer, we have established a business structure that has allowed us to enlarge and broaden the scope of applications of our platform technology and enhance the value of our retained commercial rights by leveraging certain funding received by Fraunhofer from governmental entities, NGOs and other similar organizations.

We achieve this result by granting licenses (a) to the government and NGO entities for not-for-profit applications of the intellectual property for which they have provided funding, and (b) to Fraunhofer for research purposes and applications in fields other than those retained by iBio or granted to the governmental entity or NGO. iBio retains ownership of the intellectual property and exclusive worldwide commercial rights in the fields of human health and veterinary influenza applications of the intellectual property. At this time, we are not pursuing development of such intellectual property in the field of veterinary influenza.

Through March 31, 2013, Fraunhofer has been awarded a total of approximately $33 million in grants from the Bill & Melinda Gates Foundation for development of product candidates based on the iBioLaunch platform and for research and development of vaccines against influenza, including H5N1 avian influenza, malaria and African sleeping sickness (trypanosomiasis). To facilitate the grant and continuing support by the Bill & Melinda Gates Foundation of the activities being undertaken by Fraunhofer, we agreed to make our iBioLaunch platform available to various programs to complete development and provide “Global Access” to vaccines against influenza, rabies virus, malaria and trypanosomiasis, provided that if the Bill & Melinda Gates Foundation and Fraunhofer do not pursue such programs to completion, the subject rights revert to us. The term “Global Access” means access for people most in need within the developing world in low income and lower-middle-income countries, as identified by the World Bank. Because we have exclusive commercial rights to the technology and these products for human health applications, this grant and any further similar grants will benefit us by enabling Fraunhofer to enhance our platform technology and expand the information about the technical performance of product candidates derived from our technology. We may decide to commercially license such technology to collaborators for advancement into human clinical evaluation and eventual commercial development.

The U.S. Department of Defense has also provided funding to Fraunhofer for advanced development of our technology platform and for preclinical and clinical studies for an anthrax-plague combination vaccine and for an H1N1 influenza vaccine project. Through March 31, 2013, Fraunhofer has received funding and funding commitments for these projects totaling approximately $34 million. This funding is similarly beneficial to us because we have retained the commercial rights to any technology improvements resulting from those projects.

In December 2012, the National Institute of Allergy and Infectious Diseases, a part of the National Institutes of Health, awarded a contract to Fraunhofer, for the development of a new generation anthrax vaccine. Fraunhofer is developing this new generation vaccine using the iBioLaunch platform and the funding it receives pursuant to the grant from the National Institute of Allergy and Infectious Diseases. This funded work will advance our technology.

In summary, the advancement of our technology has indirectly benefited from the funding and funding commitments of research and development activities at Fraunhofer in recent years by U.S. government and non-governmental organizations in aggregate amounts exceeding $67 million.

In addition to the platform and product development engagements, in 2006 the Company engaged Fraunhofer to create a prototype production module for products made through the use of the iBioLaunch platform. The purpose of this engagement was to demonstrate the ease and economy with which platform-based products could be manufactured in order to attract potential licensees and increase the value of our share of business arrangements entered into with entities. The prototype design, which encompassed the entire production process from seeding through pre-infiltration plant growth, infiltration with agrobacteria, harvesting of plant tissue and purification of target proteins, was completed in May 2008. A pilot plant based upon this prototype was subsequently constructed by Fraunhofer at its facility in Newark, Delaware. This pilot plant, and the equipment in it, are owned by Fraunhofer and have been validated for current Good Manufacturing Practices (“cGMP”) production. It is expected to be used for cGMP production of protein targets for clinical trials of product candidates utilizing our platform technology.

Alliance with GE Healthcare

In July 2012, we formed a global alliance with GE Healthcare (“GEHC”) to commercialize our plant-based technologies for the manufacture of biopharmaceuticals and vaccines. The alliance builds on the development and marketing agreement which we entered into with GEHC in 2010 and seeks to combine the iBioLaunch platform with GEHC’s capabilities in start-to-finish technologies for biopharmaceutical manufacturing. Under the terms of global alliance agreement, iBio will be the preferred provider of vaccine or therapeutic product manufacturing technology incorporating a plant based protein expression system, while GEHC will be the preferred provider of engineering services and bioprocess solutions, to any customers that may be interested in a bio-manufacturing facility incorporating a plant-based expression system. The global alliance agreement further specifies allocation of responsibilities for product development, process scale-up, facilities design and development, and technology transfer among iBio, Fraunhofer, and GEHC. Additionally, the global alliance agreement also sets forth the terms of a non-exclusive commercial license to iBio’s technology that iBio has agreed to offer to any customer referred to it by GEHC as a part of the global alliance.

In April 2013, together with GEHC, we announced that FioCruz has committed to build and has recently contracted with GEHC for the design of new plant-based manufacturing facility that will use our iBioLauch technology.

FioCruz Collaboration and License

In January 2011, we entered into collaboration and granted a commercial, royalty-bearing license to FioCruz for the use of our proprietary technology in connection with the development, manufacture and commercialization by FioCruz of certain vaccine products. FioCruz, a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil, is a leader in the production, development and commercialization in Latin America of vaccines, reagents and biopharmaceuticals. Additionally, FioCruz, a certified World Health Organization provider to United Nations agencies, is a global leader in the manufacture of yellow fever vaccine. FioCruz manufactures and exports yellow fever vaccine to over 60 countries. The World Health Organization has estimated that 200,000 unvaccinated people contract yellow fever each year, and approximately 30,000 die from the disease.

Pursuant to the terms of the collaboration and license agreement among iBio, Fraunhofer and FioCruz, FioCruz has the right to develop and commercialize yellow fever vaccine derived from the use of our iBioLaunch technology in Latin America, the Caribbean and Africa. FioCruz will fund development of this vaccine product and if successfully developed and commercialized, iBio will receive royalty payments from the sales of the product in those territories. iBio has retained the right, which is sublicenseable, to commercialize the product in all other territories subject to payment of a royalty back to FioCruz. Additionally, FioCruz has engaged iBio to perform certain research and development activities associated with the yellow fever vaccine project. Based upon the expertise possessed by Fraunhofer, the Company has engaged Fraunhofer as a subcontractor to perform these research and development services. As a result of these arrangements, iBio records revenue associated with the research and development services provided to FioCruz and expense in an equal amount for the services provided by Fraunhofer. Under the terms of the existing contract, if the work plan was completed in its entirety as originally proposed, iBio would realize contract revenue and associated research expense in the amount of $6.5 million. Service revenues and research expense under this arrangement commenced in January 2011. Since October 1, 2012 the Company, FioCruz and Fraunhofer have been negotiating modifications to the existing work plan for research and development services. These negotiations are still ongoing. While the discussions are ongoing and prior to the execution of either separate task specific agreements or a contract amendment reflecting the agreed modifications to the work plan, no revenues or expenses will be recognized by iBio in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer. The Company invoices and collects payments from FioCruz in US dollars. Therefore, there are no foreign currency exchange translation gains or losses associated with this agreement with this customer.

License and Collaboration with Caliber Biotherapeutics LLC

In February 2013, we entered into a new collaboration with Caliber Biotherapeutics LLC, a for-profit biotechnology company that is focused on the development and commercialization of protein-based therapeutics. This collaboration has been initiated with a license to Caliber for use of the iBioLauch technology in connection with the development of a biosimilar form of a monoclonal antibody for an oncology indication. Caliber will conduct and fund the development of the product candidate and if successfully developed and commercialized, iBio will receive royalties on the sale of such product and other revenues.

Corprate Infrastructure

We believe that we can execute our business strategy without the need for employing a large staff. We anticipate maintaining our thinly staffed employment with modest increases in personnel only as required to develop and support new business relationships.

Results of Operations - Comparison of Three Months ended March 31, 2013 versus March 31, 2012

Revenue

There was no revenue for the three months ended March 31, 2013, as compared to revenue of approximately $0.4 million for the three months ended March 31, 2012. Revenue in the prior-year period was attributable to technology services provided to FioCruz in connection with the development by FioCruz of a yellow fever vaccine using the Company’s iBioLaunch technology. To fulfill our obligations, the Company engages Fraunhofer as a subcontractor to perform the services required. During the three months ended March 31, 2013, the Company, FioCruz and Fraunhofer were negotiating modifications to the existing work plan. These negotiations are still ongoing. While the discussions are ongoing and prior to the execution of a contract amendment reflecting the agreed modifications to the work plan, no revenues will be recognized by iBio in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer.

Research and development expenses

Research and development expenses for the three months ended March 31, 2013 were approximately $0.6 million, as compared to approximately $1.3 million for the three months ended March 31, 2012. Higher spending in the prior-year third quarter was attributable to two projects with Fraunhofer that were completed by the quarter ended June 30, 2012. Additionally, during the three months ended March 31, 2013, research and development expenses declined by approximately $0.4 million versus the prior-year period as the Company had no expenses associated with Fraunhofer as a subcontractor rendering research and development services pursuant to the Company’s yellow fever vaccine contract with FioCruz.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2013 and 2012 were approximately $1.2 million, remaining essentially flat. However, the current-year quarter includes approximately $121,000 of expenses associated with the ATM Facility. Adjusting for these expenses, general and administrative expenses declined by approximately 11% versus the prior-year quarter. General and administrative expenses principally include officer and employee salaries and benefits, insurance, legal and accounting fees, and other costs associated with being a publicly traded company.

Other income (expense)

Other income for the three months ended March 31, 2013 was approximately $0.1 million, as compared to other expense of approximately $0.9 million for the three months ended March 31, 2012. This non-cash difference of approximately $1.0 million is attributable to the decline in the value of the warrant derivative liability, which must be revalued on a recurring basis with an offset to other income or expense, as appropriate. The value of the warrant derivative liability is significantly influenced by the Company’s stock price and the time remaining until expiry, both of which have declined since the prior-year quarter. These warrants will expire in August 2013.

Results of Operations - Comparison of Nine Months ended March 31, 2013 versus March 31, 2012

Revenue

Revenue for the nine months ended March 31, 2013 was approximately $0.4 million, as compared to revenue of approximately $0.9 million for the nine months ended March 31, 2012. Revenue was attributable to technology services provided to FioCruz in connection with the development by FioCruz of a yellow fever vaccine using the Company’s iBioLaunch technology. To fulfill our obligations, the Company engages Fraunhofer as a subcontractor to perform the services required. In October 2012, the Company, FioCruz and Fraunhofer began negotiating modifications to the existing work plan. These negotiations are still ongoing. While the discussions are ongoing and prior to the execution of a contract amendment reflecting the agreed modifications to the work plan, no revenues will be recognized by iBio in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer. As a result, during the nine months ended March 31, 2013, there was revenue recognized only during the first quarter, as compared to revenue recognized in each quarter during the nine months ended March 31, 2012.

Research and development expenses

Research and development expenses for the nine months ended March 31, 2013 were approximately $2.5 million, as compared to approximately $3.9 million for the nine months ended March 31, 2012. Higher spending in the first three quarters of the prior-year was attributable to two projects with Fraunhofer that were completed by the quarter ended June 30, 2012. Additionally, during the nine months ended March 31, 2013, research and development expenses declined by approximately $0.5 million versus the prior-year period as the Company had no expenses during the six month period beginning October 1, 2012 and ended March 31, 2013 associated with Fraunhofer as a subcontractor rendering research and development services pursuant to the Company’s yellow fever vaccine contract with FioCruz.

General and administrative expenses

General and administrative expenses for the nine months ended March 31, 2013 were approximately $3.3 million, as compared to approximately $4.2 million for the nine months ended March 31, 2012. Of this $0.9 million decline, approximately $0.5 million was attributable to the modifications to outstanding stock options during the nine months ended March 31, 2012. Additionally, approximately $0.4 million of the decline was due to lower share-based compensation expenses due to the vesting of stock options granted to directors, employees and consultants during the prior-year period that were issued with a vesting term that was less than one year.

Other income (expense)

Other income for the nine months ended March 31, 2013 was approximately $0.5 million, as compared to other income of approximately $2.9 million for the nine months ended March 31, 2012. This non-cash decline of approximately $2.4 million is attributable to the decline in the value of the warrant derivative liability, which must be revalued on a recurring basis with an offset to other income or expense, as appropriate. The value of the warrant derivative liability is significantly influenced by the Company’s stock price and the time remaining until expiry. These warrants will expire in August 2013.

Liquidity and Capital Resources

Net Cash Used in Operating Activities

For the nine months ended March 31, 2013 and 2012, we incurred net losses of approximately $4.9 million and $4.3 million, respectively. After adjustments for non-cash items and changes in operating assets and liabilities, the net cash used in operating activities for the nine months ended March 31, 2013 and 2012 was approximately $3.9 million and $5.0 million, respectively. The decline of approximately $1.1 million of cash used in operating activities was primarily due to lower cash expenditures on research and development activities in the current year versus the prior year resulting from the completion of two projects.

Net Cash Used in Investing Activities

For the nine months ended March 31, 2013 and 2012, net cash used in investing activities was approximately $0.2 million. Cash used in investing activities was primarily attributable to additions to intangible assets.

Net Cash Provided by Financing Activities

For each of the nine months ended March 31, 2013, there was no cash provided by or used in financing activities. For the nine months ended March 31, 2012, net cash provided by financing activities was approximately $9.0 million resulting from the receipt of proceeds from the equity offering completed in January 2012.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of March 31, 2013, our accumulated deficit was approximately $36.2 million, and we used approximately $3.9 million and $5.0 million of cash for operating activities for the nine months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, cash on hand of approximately $1.5 million was expected to support the Company’s activities through the end of the second calendar quarter of 2013. We have historically financed our activities through the sale of common stock and warrants.

On April 26, 2013, we, under our effective Registration Statement on Form S-3, raised approximately $3.8 million in net proceeds by issuing 8,925,000 shares of common stock and warrants to purchase up to 3,570,000 shares of common stock. The common stock and warrants were sold together as units (the “Units”), with each Unit consisting of one share of common stock and 0.40 of one warrant to purchase one share of common stock. The public offering price of each Unit was $0.48. The warrants have an exercise price of $0.53 per share, are immediately exercisable and will expire on the third anniversary of the date of issuance. We estimate that these offering proceeds, together with our cash on hand as of March 31, 2013, will support our activities through the end of the fourth calendar quarter of 2013.

We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity or other securities and through proceeds realized in connection with license and collaboration arrangements. The history of significant losses, the negative cash flow from operations, the limited cash resources currently on hand and our dependence on our ability - about which there can be no certainty - to obtain additional financing to fund our operations after the current cash resources are exhausted raises substantial doubt about our ability to continue as a going concern.

Pursuant to rules promulgated by the Securities and Exchange Commission that are applicable to iBio and other reporting companies that have a public float (the market value of securities held by non-affiliates) of less than $75 million, under our effective Registration Statement on Form S-3, we may not during any 12 month period offer securities that have a market value greater than 1/3 of the public float. The closing prices of our common stock during the 60 day period prior to each offering, the number of shares of common stock then held by non-affiliates and prior offers and sales of shares of common stock registered under the Registration Statement on Form S-3 during a 12-month period prior to the date of offering are factors in calculating the aggregate offering proceeds that may be realized. The April 26, 2013 equity offering has effectively eliminated the capacity currently available under our effective Registration Statement on Form S-3. As a result, unless either, or both, our stock price and/or the number of shares of our common stock held by non-affiliates increases substantially, it is anticipated that we will be unable to complete additional offerings of securities under our effective Registration Statement on Form S-3 prior to April 2014.

To the extent we seek to sell additional equity securities prior to April 2014, we may be required to effect such offers and sales pursuant to private placements or registration under a Registration Statement on Form S-1. We cannot be certain that such funding will be available on favorable terms, or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2013, we were not involved in any SPE transactions.

Contractual Obligations

Our most significant contractual obligation is the TTA with Fraunhofer. Though we and Fraunhofer are currently engaged in discussions regarding a further amendment to the TTA, there have been no material changes since June 30, 2012 with respect to our contractual obligations.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2013 have been taken into consideration in preparing the condensed financial statements. The preparation of condensed financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed financial statements:

•	Valuation of warrant derivative liability;

•	Research and development expenses; and

•	Share-based compensation expenses.

We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an on-going basis and make changes when necessary. Actual results could differ from our estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2013. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors.

The risks described in Item 1A - Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2012 could materially and adversely affect our business, financial condition and results of operations. The risk factors discussed in that Form 10-K do not identify all risks that we face because our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

The Company could be delisted from the NYSE MKT if it fails to regain compliance in a timely manner with the NYSE MKT’s continued listing standards.

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

On April 18, 2013, the Company received notice from the Exchange that the Company was not in compliance with Section 1003(a)(iv) of the Company Guide, which applies if a listed company has sustained losses that are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the listed company will be able to continue operations and/or meet its obligations as they mature. The Exchange reached this opinion after review of the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2012. The Company was afforded the opportunity to submit a plan of compliance to the Exchange by May 6, 2013 that demonstrates the Company’s ability to regain compliance with Section 1003(a)(iv) by July 15, 2013. The Company submitted such plan on a timely basis and is currently awaiting a response from the Exchange.

If the Company fails to make progress consistent with either plan, if the second plan is not accepted by the Exchange or if the Company otherwise fails to meet other criteria necessary for compliance with the continued listing standards of the Exchange by the end of the extension period, the Company could be delisted from the Exchange. The delisting of the Company and cessation of trading of the Company’s common stock on the NSYE MKT could adversely affect the market price and liquidity of the Company’s common stock.

Item 6. Exhibits.

Exhibit

Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	The following materials from iBio, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements. * (1)

*	Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: May 20, 2013	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman

Date: May 20, 2013	/s/ Scott Kain
Scott Kain
Chief Financial Officer
22

EXHIBIT INDEX

Exhibit

Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	The following materials from iBio, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements. * (1)

*	Filed herewith.

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
23