Form 10-K
period 2013-06-30
iBio, Inc.
filed 2013-09-30
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-35023

iBio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2797813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Innovation Way, Suite 100, Newark, DE	19711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 355-0650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $18,250,000 as of December 31, 2012, based upon the closing sale price on the NYSE MKT of $0.62 per share reported for such date.

There were 56,692,095 shares of the registrant’s common stock issued and outstanding as of September 10, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

iBio, Inc.

Annual Report on Form 10-K

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “iBio,” the “Company,” “we,” “us,” “our” and similar terms mean iBio, Inc.

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report on Form 10-K and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report on Form 10-K is as of September 30, 2013, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this report.

We maintain a website at www.ibioinc.com to provide information to the general public and our stockholders on iBio and its management, financial results and press releases. Copies of this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our other reports filed with the SEC can be obtained free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC on our website at www.ibioinc.com or directly from the SEC’s website at www.sec.gov. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

We are a biotechnology company focused on commercializing our proprietary platform technologies, iBioLaunch™ and iBioModulator™, and developing select product candidates derived from these platforms. iBioLaunch is a proprietary, transformative platform technology for development and production of biologics using transient gene expression in hydroponically grown, unmodified green plants.  iBioModulator is a proprietary technology platform that is designed to improve the potency and duration of effect of both prophylactic and therapeutic vaccines produced with any recombinant expression technology including iBioLaunch.

Stated simply, iBioLaunch harnesses the natural protein production capability that plants use to sustain their own growth, and directs it instead to produce proteins that comprise the active pharmaceutical ingredients in vaccines and biopharmaceuticals. The platform’s ability to produce a wide array of biologics is evidenced by, among other things, our validated pipeline of iBioLaunch-produced product candidates. The iBio pipeline includes vaccines, enzyme replacements, monoclonal antibodies, and recombinant versions of marketed products that are currently derived from human blood plasma.

In addition to the broad array of biological products that can be produced with iBioLaunch, we believe this technology offers other advantages that are not available with conventional manufacturing systems. These anticipated advantages may include reduced production time and lower capital and operating costs. In May 2013, the speed of iBioLaunch production was demonstrated when a third party laboratory using the iBioLaunch platform was able, in a 21 day period from receipt of antigen sequence information to purification of recombinant protein, to successfully produce a vaccine candidate for the newly emerged H7N9 influenza virus. We believe that the capital investment required to construct facilities that will manufacture proteins on the iBioLaunch platform will be substantially less than the capital investment which would be required for the construction of similar capacity facilities utilizing conventional manufacturing methods dependent upon animal cells, bacterial fermenters and chicken eggs. Additionally, operating costs in a manufacturing facility using the iBioLaunch platform are expected to be reduced significantly in comparison to conventional manufacturing processes due to the rapid nature of the iBioLaunch production cycle and the elimination of the expenses associated with the operation and maintenance of bioreactors, fermenters, sterile liquid handling systems and other expensive equipment which is not required in connection with the use of the iBioLaunch platform.

The ability of the iBioLaunch platform to manufacture proteins that are difficult or impossible to produce on a commercially practicable basis with conventional manufacturing systems has been demonstrated by the production of antigens for vaccine candidates for both hookworm and malaria. These iBioLaunch-produced vaccine candidates are being developed by the Sabin Institute and the Bill and Melinda Gates Foundation, respectively, and each is being advanced to Phase 1 clinical trials that are expected to commence in the next 12 months, subject to availability of funding at each respective organization and satisfaction of other conditions.

In addition to the clinical development of these vaccine candidates, the U.S. Department of Defense, or DoD, is currently sponsoring the development of an iBioLaunch-produced anthrax vaccine, and Bio-Manguinhos/FioCruz, or FioCruz, a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil, is sponsoring the development an iBioLaunch-produced yellow fever vaccine to replace the vaccine it currently makes in chicken eggs for the populations of Brazil and more than 20 other nations. These advances are occurring subsequent to the demonstration of safety of iBioLaunch-produced vaccine candidates against each of the H1N1 “Swine” flu virus and the H5N1 avian flu virus in successfully completed Phase 1 clinical trials.

We developed our iBioModulator technology based on the use of a modified form of the cellulose degrading enzyme lichenase, or LicKM, from Clostridium thermocellum, a thermophilic and anaerobic bacterium. iBioModulator enables an adjuvant component to be fused directly to preferred recombinant antigens to create a single protein for use in vaccine applications. Multiple proteins or antigenic domains of proteins can be fused to various portions of LicKM to enhance vaccine performance.

The iBioModulator platform has been shown to be applicable to a range of vaccine proteins and can significantly modify the immune response to a vaccine in two important ways. Animal efficacy studies have demonstrated that it can increase the strength of the initial immune response to a vaccine antigen (as measured by antibody titer) and also extend the duration of the immune response. These results suggest the possibility that use of the iBioModulator platform may lower vaccine antigen requirements and enable fewer doses to establish prolonged protective immunity. We believe that the ability to provide better immune response and longer-term protection with fewer or zero booster inoculations would add significant value to a vaccine by reducing the overall costs and logistical difficulties of its use.

Our near-term focus is to realize two key objectives: (1) the establishment of additional business arrangements pursuant to which commercial, government and not-for-profit licensees will utilize iBioLaunch and iBioModulator in connection with the production and development of therapeutic proteins and vaccine products; and (2) the further development of select product candidates derived from or enhanced by our technology platforms. These objectives are the core components of our strategy to commercialize the proprietary technology we have developed and validated.

Our strategy to engage in partnering and out-licensing of our technology platforms seeks to preserve the opportunity for iBio to share in the successful development and commercialization of product candidates by our licensees while enhancing our own capital and financial resources for development, alone or through commercial alliances with others, of high-potential product candidates derived from our platforms. In addition to financial resources we may receive in connection with the license of our platform technologies, we believe that successful development by third party licensees of iBioLaunch-derived and iBioModulator-enhanced product candidates will further validate our technology, increase awareness of the advantages that may be realized by the use of such platforms and promote broader adoption of our technologies by additional third parties.

The advancement of iBioLaunch-derived and iBioModulator-enhanced product candidates is a key element of our strategy. We believe that selecting and developing products which individually have substantial commercial value and are representative of classes of pharmaceuticals that can be successfully produced using either or both of our technology platforms will allow us to maximize the near and longer term value of each platform while exploiting individual product opportunities. To realize this result, we are currently advancing designated product candidates through the preclinical phase of development and undertaking the studies required for submission of Investigational New Drug Applications, or INDs. The most advanced product candidate we are currently internally advancing through preclinical IND enabling studies is a recombinant form of C1 esterase inhibitor. To the extent that we anticipate the opportunity to realize additional value, we may elect to further the development of this or other product candidates through the early stages of clinical development before seeking to license the product candidate to other industry participants for late stage clinical development and if successful, commercialization.

Recent Business Highlights

Underwritten Public Equity Offering

On April 26, 2013, we completed an underwritten public offering raising approximately $3.8 million in net proceeds by issuing 8,925,000 shares of our common stock and warrants to purchase up to 3,570,000 shares of our common stock. The common stock and warrants were sold together as units, with each unit consisting of one share of common stock and 0.40 of one warrant to purchase one share of common stock. The public offering price of each unit was $0.48. The warrants, which are and will remain exercisable until April 2016, have an exercise price of $0.53 per share of common stock.

Rapid production of iBioLaunch-derived vaccine candidate for newly emerged virus – H7N9

In May 2013, an independent third party laboratory using the iBioLaunch platform was able to successfully produce a vaccine candidate for the H7N9 influenza virus which first emerged in China in March 2013. This validation milestone was achieved in 21 days as measured from receipt of initial antigen sequence information to purification of recombinant protein. The successful production of this vaccine candidate demonstrates, among other things, that it is possible to utilize the iBioLaunch platform to produce vaccine doses for emergency use against pandemic and bioterrorism threats in weeks rather than the months necessary with the use of engineered or attenuated virus strains.

Commitment by FioCruz to Construct Plant Based Multipurpose Manufacturing Facility

In April 2013, FioCruz entered into an agreement with our global alliance partner, GE Healthcare, for the design of a new plant-based multipurpose manufacturing facility in Brazil. The design contract is the first contract resulting from our global alliance which GE Healthcare and we believe it is an example of how the respective capabilities of iBio and GE Healthcare can be adopted by governments, state corporations and others seeking to manufacture biologics in a capital and cost efficient manner. Our alliance with GE Healthcare seeks to combine our iBioLaunch platform with GE Healthcare’s capabilities in process design and permits us and GE Healthcare to jointly offer prospective customers start to finish biopharmaceutical and vaccine manufacturing technologies.

In 2011, we granted to FioCruz a commercial, royalty bearing license to use the iBioLaunch technology in specified geographic regions in connection with the development, manufacture and commercialization of a recombinant form of yellow fever vaccine. A recombinant yellow fever vaccine derived from the iBioLaunch platform would be an alternative to the yellow fever vaccine produced with chicken eggs that FioCruz currently markets. We, together with Fraunhofer USA, Inc. (“Fraunhofer”), are working with FioCruz to complete IND enabling studies in anticipation of a Phase 1 clinical trial of the iBioLaunch derived yellow fever vaccine candidate.

Modification of and enhanced alignment of our collaboration with Fraunhofer

In September 2013, we and Fraunhofer, our collaborative research and development partner, completed an agreement (the “Settlement Agreement”) that has the effect of further amending the terms of the Technology Transfer Agreement which we and Fraunhofer originally entered into effective as of January 1, 2004 (as previously amended, the “TTA”). The Settlement Agreement, which is intended to better align the mutual interests of iBio and Fraunhofer, has the following effects:

•	Our liabilities to Fraunhofer in the amount of approximately $2.9 million as of June 30, 2013 were released and terminated;

•	The term of the TTA has been extended by one year and will now expire on December 31, 2015;

•	Our obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (“Guaranteed Annual Payments”) was terminated and replaced with an obligation to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio prior to December 31, 2015. We believe that our right to select and direct specific projects will improve the efficiency of our product development activities and that the extension of the period over which this commitment must be fulfilled will enhance our ability to manage our cash outflow;

•	We terminated and released Fraunhofer from the obligation to make further financial contributions toward the enhancement, improvement and expansion of our technology in an amount at least equal to the Guaranteed Annual Payments, because we believe our technology development phase is completed and now are focusing on product development. In addition, we terminated and released Fraunhofer from the obligation to further reimburse us for certain past and future patent-related expenses;

•	Our obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $200,000 was terminated. Instead we will be obligated to remit royalties to Fraunhofer only on technology license revenues that we actually receive and on revenues from actual sales by us of products derived from our technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million;

•	The rate at which we will be obligated to pay royalties to Fraunhofer on iBioLaunch and iBioModulator license revenues we receive was reduced from 15% to 10%; and

•	Any and all other claims of each party to any other amounts due at June 30, 2013 were mutually released.

Additionally, we and Fraunhofer have entered into research and development service agreements with respect to two projects, specifically the further development of the recombinant form of C1 esterase inhibitor we are currently internally advancing through preclinical IND enabling studies and additional development services in connection with the transfer of our technology to FioCruz, which represent approximately $1.8 million of the $3 million commitment described above. Based on the timelines established between the parties upon signing of the agreements, this work is expected to be completed by late 2014.

Our Business

Our Technology Platforms – iBioLaunch and iBioModulator

iBioLaunch

iBioLaunch is a proprietary, transformative platform technology for the development and production of therapeutic proteins and vaccines using transient gene expression in unmodified green plants. Based upon the results of successful Phase 1 clinical trials demonstrating the safety of vaccine candidates against H1N1 influenza and H5N1 influenza, immunogenicity data from in vivo preclinical studies in well-established highly predictive animal models and results from feasibility studies and other discovery and development work we have performed, we believe that the iBioLaunch platform can produce therapeutic proteins and vaccines more efficiently, as measured by time, cost and yield, than current conventional biologics manufacturing methods. As awareness of these advantages increases, we expect broader adoption of the iBioLaunch platform by biologics market participants.

An additional advantage of the iBioLaunch platform includes successful production of proteins that are difficult or impossible to produce on a commercially practical basis with conventional systems. This unique capability has been demonstrated by production of antigens for vaccine candidates for both hookworm and malaria, each of which require production and purification of proteins that could not be feasibly made with other systems. For companies developing proprietary product opportunities, challenges often include overcoming obstacles to efficient production of complex or multiple proteins with simultaneous control of enzymes that modify the properties of the desired end product. iBioLaunch technology offers the flexibility and sophistication necessary to enable practical development of such complex products.

With iBioLaunch, it is possible to manufacture product candidates in less than a month from identifying the protein of interest. This rapid production cycle makes iBioLaunch particularly well-suited for producing treatments and vaccines for pandemic diseases and for bioterror response. The rapid production cycle is also advantageous to researchers and others seeking to develop new products as a greater number of experiments can be conducted in any time period at a cost less than that associated with conventional expression systems.

Utilizing expression technology which is transient, occurring over a period of four to seven days after introducing a foreign gene, iBioLaunch eliminates the initial steps upon which other conventional expression technologies are dependent – namely the need to isolate a high producing cell clone from millions of non-productive cells and then grow the clonal cells in a sterile fermenter to start the manufacturing process. This saves the year of process development time commonly associated with mammalian cell systems and eliminates the need for expensive fermenters and a sterile liquid-handling system to prevent bacterial, fungal, or viral contamination of the protein drug. In the iBioLaunch system, no animal- or human-derived materials are used, eliminating the risk of contamination by human infectious agents. In place of such materials, normal green plants, grown under clean and controlled conditions, provide the biomass for pharmaceutical protein manufacturing. Because this entire process uses commonly available materials, we are not dependent on unique sources of raw material, nor are we limited to purchasing from single suppliers.

The iBioLaunch process begins with robotic seeding into an inert matrix for hydroponic growth, followed by automated infiltration of the young seedlings for gene expression and protein production. The innovation of the iBioLaunch technology is typified by its proprietary vector technology. The iBioLaunch vectors are designed to bring foreign DNA to the nucleus of cells in the leaves of plants by allowing a vector and bacterial host to be introduced into the plant by “infiltrating” the bacterial vector host under a slight vacuum. The bacterial vector “launches” the foreign DNA into the plant nucleus, where it is coded into instructions that direct the plant’s own protein manufacturing apparatus to make foreign proteins. A clever arrangement of genes for plant viral enzymes causes these protein production instructions to be copied hundreds of thousands of times in each plant cell. Our proprietary gene transfer vectors combine the desirable features of the DNA mobilization plasmid of Agrobacterium tumefaciens with gene control elements taken from single-stranded RNA plant viruses.

Subsequent to the incorporation of the iBioLaunch vector in the plant tissues to incorporate the vector, the following steps lead to target protein synthesis:

•	The vector is transported to the nucleus of each cell, where RNA polymerase II transcribes viral-related sequences and the gene(s) of interest into messenger RNA.

•	The viral-related messenger RNA moves to the plant cell cytoplasm, and is translated on ribosomes to make proteins representing the viral replicase gene, movement protein, and our protein of interest.

•	The viral replicase protein causes the production of hundreds of additional messenger RNA molecules encoding the production of our protein of interest, and these messengers dominate the plant protein production machinery.

•	Large amounts of the protein of interest accumulate and await purification.

The net effect of applying the iBioLaunch system is that the natural plant protein production capability becomes devoted to the expression of the desired gene, and the target protein rapidly accumulates to extremely high levels suitable for commercial use.

iBioModulator

In addition to iBioLaunch, we have developed iBioModulator, a technology platform that is designed to improve the potency and duration of effect of both prophylactic and therapeutic vaccines produced with any recombinant expression technology including iBioLaunch. We developed our iBioModulator technology based on the use of a modified form of the cellulose degrading enzyme lichenase, or LicKM, from Clostridium thermocellum, a thermophilic and anaerobic bacterium.

Using LicKM, iBioModulator enables an adjuvant component to be fused directly to preferred recombinant antigens to create a single protein for use in vaccine applications. Multiple proteins or antigenic domains of proteins can be fused to various portions of LicKM to enhance vaccine performance.

The iBioModulator platform has been shown to be applicable to a range of vaccine proteins, and can significantly modify the immune response to a vaccine in two important ways. Animal efficacy studies have demonstrated that it can increase the strength of the initial immune response to a vaccine antigen (as measured by antibody titer) and also extend the duration of the immune response. These results suggest the possibility that use of the iBioModulator platform may lower vaccine antigen requirements and enable fewer doses to establish prolonged protective immunity. We believe that the ability to provide better immune response and longer-term protection with fewer or zero booster inoculations would add significant value to a vaccine by reducing the overall costs and logistical difficulties of its use.

Completed preclinical studies demonstrating the ability of the iBioModulator platform to improve the performance of vaccines include the following:

•	An iBioModulator-Pfs 25 antigen malaria vaccine candidate in advanced pre-IND testing elicited transmission blocking activity at lower doses and for a longer period of time following immunization compared to a vaccine candidate containing the antigen alone; titers of specific immunoglobulins to Pfs 25 were approximately ten-fold higher across dose levels when the iBioModulator was used.

•	Therapeutic HPV (human papilloma virus) vaccine candidates constructed with iBioModulator provided superior protection from HPV-16 E7-induced tumors and extended survival in a mouse model when compared with vaccination with native E7 protein alone. The HPV tumor protection was both prophylactic and therapeutic. It produced tumor-free survival of mice immunized with the E7 iBioModulator antigen.

•	iBioModulator has been used as a fusion to express peptide or protein domain antigens in a number of other successful vaccine candidates, including those for anthrax.

•	iBioModulator has been used improve the solubility and stability of recombinant vaccine antigens.

Application of iBioLaunch and iBioModulator - Target Markets and Product Candidates

Target Markets and Commercialization Activities

Based on the scientific data that have been derived from the successful Phase 1 clinical trials of the iBioLaunch-derived influenza vaccine candidates and the results of the feasibility and preclinical studies conducted to date evaluating iBioLaunch-produced and iBioModulator-enhanced product candidates, we believe that we have demonstrated the suitability and applicability of these platform technologies to a broad range of therapeutic protein classes and both prophylactic and therapeutic vaccines.

Currently, we are engaged in efforts to commercialize our iBioLaunch and iBioModulator platforms. Our strategy is to enter important markets through license agreements and commercial collaborations and our current marketing efforts focus on those decision makers whom we expect will be attracted to the cost and efficiency advantages that may be obtained through use of our platforms. We believe that the advantages of our platforms will enable us to compete effectively against the providers of other manufacturing systems that may be slower, more capital intensive and more costly to operate. We anticipate realizing revenues in connection with licenses we may grant and technology transfer services we may provide.

In all geographic regions, including the U.S. and Western Europe, the robust ability of the iBioLaunch platform to favorably produce virtually all biologics, including its ability to produce product candidates that are otherwise not feasible to commercially manufacture, offers us the opportunity to obtain value through exclusive, individual product licenses which can be worldwide or geographically limited. In other geographic regions, such as Brazil, India and China where the economies and middle classes are growing rapidly and decision-makers are building domestic biologics infrastructures, we anticipate entering into and deriving revenues from licenses that may include multiple product categories to which the iBioLaunch and iBioModulator technology applies.

Additionally, we believe that governments and state corporations seeking to establish and maintain autonomous biodefense capabilities will also be attracted to the advantages realizable with our platforms. The market for biodefense countermeasures reflects continued awareness of the threat of global terror and biowarfare activity as well as the need to have capacities to quickly manufacture both vaccines and therapeutics to a numerous and ever evolving list of biological agents that could be used to harm populations.

To enhance our success in the commercialization of our two platforms, we are engaging in efforts to advance select iBioLaunch-produced product candidates. Our current internal efforts focus on the further development of a recombinant form of C1 esterase inhibitor as an alternative to currently marketed products that rely upon human blood plasma for production. We have selected this product candidate for further advancement on the basis of its individual commercial value and its value as representative of a class of products in an attractive market that may be successfully derived from the iBioLaunch platform. We believe that demonstration of successful utilization of our two platforms by each of us and our license partners will enhance market awareness of the broad applicability and potential advantages realizable with the platforms and generate increased opportunities for us to realize value from these assets.

Product Candidates

The table below summarizes key information regarding the category and product class and the status of the most advanced product candidates generated from our platforms:

Market	Class	Product	Status /Other

Therapeutic Protein	Plasma-Derived Proteins	C1 Esterase Inhibitor	Preclinical
	Enzyme Replacement	Alpha-Galactosidase	Preclinical Orphan Designation
	Monoclonal Antibodies	Palivizumab	Preclinical

Vaccines	Viral Disease Vaccines	H1N1 Influenza	Phase I - Completed
		H5N1 Influenza	Phase I - Completed
		Yellow Fever	Preclinical
	Parasitic Pathogen Vaccine	Malaria	Preclinical – IND filed
		Hookworm	Preclinical – IND filed
	Therapeutic Vaccine	Human Papillomavirus (HPV)	Preclinical

Biodefense	Bacterial Disease Vaccine	Anthrax	Preclinical
	Bacterial Disease Vaccine	Anthrax/Plague	Preclinical
	Monoclonal Antibody	Anthrax	Preclinical

Therapeutic Protein Product Candidates

Using iBioLaunch, we have expressed and demonstrated the feasibility of production of substantially all classes of therapeutic proteins. The proteins that we have successfully produced range from large and complex monoclonal antibodies to smaller proteins such as interferons, growth factors, and enzymes.

Recombinant forms of Plasma Derived Products

Using iBioLaunch, we have successfully produced human C1 esterase inhibitor and human alpha 1-antitrypsin, each of which are important therapeutic products that have been traditionally derived from human blood plasma. The production via the iBioLaunch system of plasma sparing recombinant forms of these products offers an alternative process that may lessen reliance on human blood supplies and eliminate the safety concerns that may be associated with use of animal and human cells or other tissue components.

Anticipating that further development of a therapeutic protein product candidate will (1) enhance market awareness of the advantages that may be realized through utilization of the iBioLaunch platform and (2) increase revenues that we may receive upon successfully outlicensing a product candidate as a “phase 1 ready” asset, we have recently determined to undertake the work necessary for the filing of an IND with respect to a recombinant form of C1 esterase inhibitor. In addition to the benefits of using green plants rather than human blood plasma as starting material, the iBioLaunch derived product candidate is a truncated version of currently marketed forms of C1 esterase inhibitor. Our product candidate retains full enzyme inhibition activity and is a more homogeneous product than that which is derived from human blood plasma. We anticipate that a more homogeneous product may provide clinical benefits.

Other Therapeutic Proteins

In addition to the recombinant form of plasma derived products, using iBioLaunch, we have been able to express and demonstrate the feasibility of production of substantially all other classes of therapeutic proteins. The therapeutic proteins that we have successfully produced range from large and complex monoclonal antibodies to smaller proteins such as interferons, growth factors, and enzymes. All the candidate therapeutic proteins manufactured using iBioLaunch have assembled correctly assembled and demonstrated full activity in relevant bioassays. We are currently evaluating several potential proprietary iBioLaunch produced therapeutic protein candidates for further development internally at iBio or together with collaborators.

Vaccine Candidates

We have used iBioLaunch to successfully express and demonstrate the feasibility of production of a broad array of vaccine candidates, including vaccine candidates that have to date been impossible to produce on a commercially practical basis using conventional manufacturing systems. Additionally, we have used iBioModulator to improve the performance of therapeutic vaccine candidates.

The ability of the iBioLaunch platform to manufacture proteins that are difficult or impossible to produce on a commercially practical basis with conventional manufacturing systems has been demonstrated by the production of antigens for vaccine candidates for both hookworm and malaria. These iBioLaunch-produced vaccine candidates are being developed by the Sabin Institute and the Bill and Melinda Gates Foundation, respectively, and each is being advanced to Phase 1 clinical trials that are expected to be commenced in the next 12 months, subject availability of funding at each respective organization and satisfaction of other conditions.

The safety of an iBioLaunch-produced H1N1 influenza vaccine candidate and an iBioLaunch H5N1 influenza vaccine has been demonstrated in successfully completed Phase 1 human clinical trials and the efficacy of these iBioLaunch derived vaccine candidates has been demonstrated in well established, highly predictive animal models. We have also demonstrated the efficiencies of our iBioLaunch technology at the laboratory level by producing candidate influenza vaccines in weeks versus the months required for commercially used chicken egg methods. The rapid production of an iBioLaunch derived vaccine candidate for the recently emerged new strain of influenza, H7N9, demonstrates the flexibility and responsiveness of the platform. This speed of production is an advantage that we believe may be particularly attractive to public health authorities seeking to protect citizens in the case of a pandemic outbreak.

Our collaborator, FioCruz, is advancing the development of an iBioLaunch-produced yellow fever vaccine candidate. In addition to furthering preclinical IND enabling studies of this vaccine candidate, in April 2013, FioCruz committed to the design of a new plant-based multipurpose manufacturing facility in Brazil and anticipates construction of such facility in the next few years. This multipurpose facility is being designed in manner that will enable the incorporation and utilization of our iBioLaunch platform.

Biodefense Countermeasures

The iBioLaunch and iBioModulator platforms have advantages that we believe are particularly well suited for the biodefense market. Speed of production and capability to produce both vaccines and therapeutic proteins using the iBioLaunch platform and the potential to improve performance of vaccines through the application of the iBioModulator platform are each key features of biologics manufacturing systems that may be sought by governments and state corporations seeking to establish autonomous capabilities to protect their populations from bioterrorism threats. In addition to our demonstration of the feasibility of iBioLaunch produced monoclonal antibody candidates for the treatment of anthrax, next generation anthrax vaccine candidates derived from the iBioLaunch platform are currently being developed by our collaborator, Fraunhofer, pursuant to a funding award granted to Fraunhofer in December 2012 by the National Institute of Allergy and Infectious Diseases. With Fraunhofer, we are evaluating opportunities and seeking funding from additional sources to further demonstrate the applicability and advantages of our platforms in connection with the development of biodefense countermeasures.

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

Collaboration with Fraunhofer Center for Molecular Biology (“Fraunhofer”)

In 2003, we engaged Fraunhofer to perform research and development activities to develop the iBioLaunch platform and to create our first product candidate. Pursuant to the Technology Transfer Agreement (“TTA”) between our company and Fraunhofer, effective in January 2004, we paid $3.6 million to Fraunhofer to acquire the exclusive rights to intellectual property owned by Fraunhofer which, as subsequently enhanced and improved, constitutes the iBioLaunch platform.

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

To evidence these expanded activities, at various times, we have entered into additional agreements with Fraunhofer and periodically amended the TTA, including most recently the Settlement Agreement. The amendments to the TTA include a commitment by Fraunhofer to further develop exclusively for and transfer to us rights to proprietary technology and intellectual property rights in the fields defined in the agreements comprising principally plant-based human vaccines, human antibodies, and human therapeutic proteins and veterinary applications of plant-based influenza vaccines. Additionally the TTA provides that Fraunhofer will pay to us a royalty payment equal to 9% of all receipts, if any, realized by Fraunhofer from sales, licensing or commercialization of the intellectual property licensed from us.

Prior to the effective date of the Settlement Agreement, we were obligated to make non-refundable payments to Fraunhofer aggregating $10,000,000, in installments of $2,000,000 per year over a five year period commencing in November 2009 and expiring in November 2014, and Fraunhofer was required to expend an amount at least equal to the amounts payable by us for the purpose of engaging in services to further the development of our technology. In addition to the annual research service payments, we were required to make royalty payments to Fraunhofer equal to 1% of all receipts derived by us from sales of products utilizing our proprietary technology and 15% of all receipts derived by us from licensing our propriety technology to third parties for a period of fifteen years. Additionally, beginning in 2010 and continuing until 2024, the TTA provided that we remit minimum annual royalty payments to Fraunhofer in the amount of $200,000 (the “Minimum Annual Payment”).

The Settlement Agreement, which is intended to better align the mutual interests of iBio and Fraunhofer, has the following effects:

•	Our liabilities to Fraunhofer in the amount of approximately $2.9 million as of June 30, 2013 were released and terminated;

•	The term of the TTA has been extended by one year and will now expire on December 31, 2015;

•	Our obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (“Guaranteed Annual Payments”) was terminated and replaced with an obligation to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio prior to December 31, 2015. We believe that our right to select and direct specific projects will improve the efficiency of our product development activities and that the extension of the period over which this commitment must be fulfilled will enhance our ability to manage our cash outflow;

•	We terminated and released Fraunhofer from the obligation to make further financial contributions toward the enhancement, improvement and expansion of our technology in an amount at least equal to the Guaranteed Annual Payments, because we believe our technology development phase is completed and now are focusing on product development. In addition, we terminated and released Fraunhofer from the obligation to further reimburse us for certain past and future patent-related expenses;

•	Our obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $200,000 was terminated. Instead we will be obligated to remit royalties to Fraunhofer only on technology license revenues that we actually receive and on revenues from actual sales by us of products derived from our technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million;

•	The rate at which we will be obligated to pay royalties to Fraunhofer on iBioLaunch and iBioModulator license revenues we receive was reduced from 15% to 10%; and

•	Any and all other claims of each party to any other amounts due at June 30, 2013 were mutually released.

Additionally, we and Fraunhofer have entered into research and development service agreements with respect to two projects, specifically the further development of the recombinant form of C1 esterase inhibitor we are currently internally advancing through preclinical IND enabling studies and additional development services in connection with the transfer of our technology to FioCruz, which represent approximately $1.8 million of the $3 million commitment described above. Based on the timelines established between the parties upon signing of the agreements, this work is expected to be completed by late 2014.

Alliance with GE Healthcare

In July 2012, we formed a global alliance with GE Healthcare (“GEHC”) to commercialize our plant-based technologies for the manufacture of biopharmaceuticals and vaccines. The alliance builds on the development and marketing agreement which we entered into with GEHC in 2010 and seeks to combine the iBioLaunch platform with GEHC’s capabilities in start-to-finish technologies for biopharmaceutical manufacturing. Under the terms of global alliance agreement, iBio will be the preferred provider of vaccine or therapeutic product manufacturing technology incorporating a plant based protein expression system, while GEHC will be the preferred provider of engineering services and bioprocess solutions, to any customers that may be interested in a bio-manufacturing facility incorporating a plant-based expression system. The global alliance agreement further specifies allocation of responsibilities for product development, process scale-up, facilities design and development, and technology transfer among iBio, Fraunhofer, and GEHC. Additionally, the global alliance agreement also sets forth the terms of a non-exclusive commercial license to iBio’s technology that we have agreed to offer to any customer referred to it by GEHC as a part of the global alliance.

In April 2013, together with GEHC, we announced that FioCruz has committed to build and has recently contracted with GEHC for the design of new plant-based manufacturing facility that will use our iBioLaunch technology.

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

Pursuant to the terms of the collaboration and license agreement among iBio, Fraunhofer and FioCruz, FioCruz has the right to develop and commercialize yellow fever vaccine derived from the use of our iBioLaunch technology in Latin America, the Caribbean and Africa. FioCruz will fund development of this vaccine product and if successfully developed and commercialized, iBio will receive royalty payments from the sales of the product in those territories. iBio has retained the right, which is sublicenseable, to commercialize the product in all other territories subject to payment of a royalty back to FioCruz. Additionally, FioCruz has engaged iBio to perform certain research and development activities associated with the yellow fever vaccine project. Based upon the expertise possessed by Fraunhofer, we engaged Fraunhofer as a subcontractor to perform these research and development services.

In April 2013, FioCruz committed to the design of a new plant-based multipurpose manufacturing facility in Brazil and anticipates construction of such facility in the next few years. This multipurpose facility is being designed in manner that will enable the incorporation and utilization of our iBioLaunch platform.

License and Collaboration with Caliber Biotherapeutics LLC

In February 2013, we entered into a license with Caliber Biotherapeutics LLC, a for-profit biotechnology company that is focused on the development and commercialization of therapeutic proteins. This license to Caliber is for use of the iBioLaunch platform in connection with the development of an undisclosed monoclonal antibody-based therapeutic protein for an oncology indication. Caliber will conduct and fund the development of the product candidate and if successfully developed and commercialized, iBio will receive royalties on the sale of such product and other revenues.

Research and Development

Our research and development activities are directed and led by our President and by our Chief Scientific Officer. Excepting such direction and management, we outsource all our research and development activities. Outsourcing our research and development work allows us to develop our product candidates, and thereby promote the value of such product candidates and our technology platforms for licensing and product development purposes, without bearing the full risk and expense of establishing and maintaining our own research and development staff and facilities.

Fraunhofer is our principal research and development contractor and has been providing research and development services to us and our predecessor company since 2003. As a part of our collaboration with Fraunhofer, we have established a business structure that has allowed us enlarge and broaden the scope of applications of our platform technology and enhance the value of our retained commercial rights by leveraging certain funding received by Fraunhofer from governmental entities, NGOs and other similar organizations.

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

Through June 30, 2013, Fraunhofer has been awarded a total of approximately $33 million in grants from the Bill & Melinda Gates Foundation for development of product candidates based on the iBioLaunch platform and for research and development of vaccines against influenza, including H5N1 avian influenza, malaria and African sleeping sickness (trypanosomiasis). To facilitate the grant and continuing support by the Bill & Melinda Gates Foundation of the activities being undertaken by Fraunhofer, we agreed to make our iBioLaunch platform available to various programs to complete development and provide “Global Access” to vaccines against influenza, rabies virus, malaria and trypanosomiasis, provided that if the Bill & Melinda Gates Foundation and Fraunhofer do not pursue such programs to completion, the subject rights revert to us. The term “Global Access” means access for people most in need within the developing world in low income and lower-middle-income countries, as identified by the World Bank. Because we have exclusive commercial rights to the technology and these products for human health applications, this grant and any further similar grants will benefit us by enabling Fraunhofer to enhance our platform technology and expand the information about the technical performance of product candidates derived from our technology. We may decide to commercially license such technology to collaborators for advancement into human clinical evaluation and eventual commercial development.

DoD has also provided funding to Fraunhofer for advanced development of our technology platform and for preclinical and clinical studies of an anthrax-plague combination vaccine and for an H1N1 influenza vaccine project. Through June 30, 2013, Fraunhofer has received funding and funding commitments for these projects totaling approximately $34 million. This funding is similarly beneficial to us because we have retained the commercial rights to any technology improvements resulting from those projects.

In December 2012, the National Institute of Allergy and Infectious Diseases, a part of the National Institutes of Health, awarded a contract to Fraunhofer, for the development of a new generation anthrax vaccine. Fraunhofer is developing this new generation vaccine using the iBioLaunch platform and the funding it receives pursuant to the National Institute of Allergy and Infectious Diseases. This funded work will advance our technology.

In summary, the advancement of our technology has indirectly benefited from the funding and funding commitments of research and development activities at Fraunhofer in recent years by U.S. government and non-governmental organizations in aggregate amounts exceeding $67 million.

Manufacturing

In addition to the platform and product development engagements, in 2006, we engaged Fraunhofer to create a prototype production module for products made through the use of the iBioLaunch platform. The purpose of this engagement was to demonstrate the ease and economy with which iBioLaunch-derived products could be manufactured in order to attract potential licensees and increase the value of our share of business arrangements entered into with entities. The prototype design, which encompassed the entire production process from seeding, pre-infiltration plant growth, infiltration of plants with agrobacteria, harvesting of plant tissue and purification of target proteins, was completed in May 2008. A pilot plant based upon this prototype was subsequently constructed by Fraunhofer at its facility in Newark, Delaware. This pilot plant, and the equipment in it, are owned by Fraunhofer and have been validated for current Good Manufacturing Practices (“cGMP”) production. We anticipate using this facility for cGMP production of protein targets for any clinical trial we initiate. We will contract with third party providers for fill and finish services.

Intellectual Property

We exclusively control intellectual property developed at Fraunhofer for human health applications. We also exclusively control the veterinary field for plant-made influenza vaccines. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and products and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology.

We currently own 10 U.S. patents and 12 international patents. Additionally, we have two U.S. and four international patent applications allowed, as well as nine U.S. and 30 international applications pending. International patents and applications include numerous foreign countries including Australia, Brazil, Canada, China, Hong Kong, India, Korea, and several countries in Europe. We continue to prepare patent applications relating to our expanding technology in the U.S. and abroad.

The technology and products covered by our issued and pending patent applications is summarized below:

Technology and Product Patents (U.S.)

o	Virus-induced gene silencing in plants
o	Transient expression of foreign genes in plants
o	Production of foreign nucleic acids and polypeptides in sprout systems
o	Production of pharmaceutically active proteins in sprouted seedlings
o	Systems and method for clonal expression in plants
o	Recombinant carrier molecule for expression, delivery and purification of target polypeptides
o	Influenza antigens, vaccine compositions, and related methods

Anthrax antigens, vaccine compositions, and related methods

Plague antigens, vaccine compositions, and related methods

Pending Technology Patent Applications (U.S. and International)

o	Virus-induced gene silencing in plants
o	Activation of transgenes in plants by viral vectors
o	Protein production in seedlings
o	Agroinfiltration of plants with launch vector
o	Transient expression of proteins in plants
o	Thermostable carrier molecule
o	Protein expression in clonal root cultures
o	Production of proteins in plants with launch vector
o	In vivo deglycosylation of recombinant proteins in plants

Pending Product Patent Applications (U.S. and International)

o	Antibodies
o	Influenza vaccines
o	Influenza therapeutic antibodies
o	Anthrax vaccines
o	Plague vaccines
o	HPV vaccines
o	Trypanosomiasis vaccine
o	Malaria vaccines

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

While we believe that the potential advantages of the iBioLaunch and iBioModulator platforms will enable us to compete effectively against other providers of technology for biologic product manufacturing, many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through arrangements with large and established companies, and this may reduce the value of our platform technologies for the purposes of establishing license agreements. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

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

There are currently approved vaccines and therapies for many of the diseases and conditions addressed by the product candidates in our pipeline. There are also a number of companies working to develop new drugs and other therapies for diseases of commercial interest to us that are undergoing various stages of testing including clinical trials. The key competitive factors affecting the success of our platforms for commercial product candidates are likely to be efficacy, safety profile, price, and convenience.

Government Regulation and Product Approval

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacturing and marketing of pharmaceutical drugs and vaccines. All of the vaccine and therapeutic products developed from our platform technologies will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drugs and vaccines are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the U.S., various federal, and, in some cases, state statutes and regulations, also govern or impact the manufacturing, safety, labeling, storage, record-keeping and marketing of vaccines and pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations requires the expenditure of substantial resources. Regulatory approval, if and when obtained for any of our product candidates, may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed. Further, approved vaccines and drugs are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

Before any product candidates with potential immunization or therapeutic value may be tested in human subjects, we must satisfy stringent government requirements for preclinical studies. Preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of the product candidate. “In vitro” refers to tests conducted with cells in culture and “in vivo” refers to tests conducted in animals. Preclinical testing results obtained from studies in several animal species, as well as data from in vitro studies, are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. These preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical trials. In the case of vaccine candidates, animal immunogenicity and immune protection tests must establish a sound scientific basis to believe that the product candidate may be beneficial when administered to humans.

An IND becomes effective automatically 30 days after receipt by the FDA, unless the FDA raises concern or questions about the conduct of the clinical trials as outlined in the IND prior to that time. In such an event, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. For additional information on the most recent FDA regulations and guidance on vaccine and therapeutic product testing and approval, visit its website at http://www.fda.gov.

Any products we or a licensee manufactures or distributes under FDA approval are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with current cGMPs, which are the standards the FDA requires be met during the manufacturing of drugs and biologic products, and which impose procedural and documentation requirements upon us and any third party manufacturers we utilize.

To the extent we conduct vaccine or therapeutic product development activities outside the United States, we will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our product candidates. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country. The product testing and clinical trial requirements that must be met before a product candidate can be marketed are substantial, time-consuming, and require investments of millions of dollars per product candidate.

Employees

As of September 30, 2013, we had nine employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We consider our relations with our employees to be good. Since our business strategy is based on outsourcing our development and clinical trial work to third parties, we believe this staffing level will be sufficient to meet our needs.

Management Update

Effective December 21, 2012, Andrea Corcoran was appointed our Senior Vice President, Finance and Strategy. Effective February 21, 2013, Scott Kain was appointed our Chief Financial Officer. His predecessor, Douglas Beck, became a Senior Advisor until his departure from the Company in March 2013.

Item 1A. Risk Factors.

Our business faces many risks. Past experience may not be indicative of future performance, and as noted elsewhere in this Annual Report on Form 10-K, we have included forward-looking statements about our business, plans and prospects that are subject to change. Forward-looking statements are particularly located in, but not limited to, the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the other risks or uncertainties contained in this report, the risks described below may affect our operating results, financial condition and cash flows. If any of these risks occur, either alone or in combination with other factors, our business, financial condition or operating results could be adversely affected and the trading price of common stock may decline. Moreover, readers should note this is not an exhaustive list of the risks we face; some risks are unknown or not quantifiable, and other risks that we currently perceive as immaterial may ultimately prove more significant than expected. Statements about plans, predictions or expectations should not be construed to be assurances of performance or promises to take a given course of action.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception which has raised substantial doubt about our ability to continue as a going concern. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, Inc., we have incurred significant operating losses and negative cash flows from operations. Our net loss was approximately $6.2 million for the year ended June 30, 2013 and approximately $5.7 million for the year ended June 30, 2012. As of June 30, 2013, we had an accumulated deficit of approximately $37.5 million. Our operating losses since inception and the financial resources we had on hand at June 30, 2013 to fund our operations for the succeeding 12 month period raised substantial doubt about our ability to continue as a going concern. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended June 30, 2013 with respect to this uncertainty.

To date, we have financed our operations primarily through the sale of common stock and warrants. We have devoted substantially all of our efforts to research and development, including the development and validation of our iBioLaunch and iBioModulator technology platforms. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. We anticipate that our expenses and losses will increase substantially if, without first securing funding from one or more collaborators, we:

•	initiate clinical trials of our product candidates;

•	continue the research and development of our product candidates;

•	seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development efforts.

To become and remain profitable, we must succeed in commercializing our iBioLaunch and iBioModulator platforms and we, alone or with our licensees, must succeed in developing and eventually commercializing iBioLaunch-derived and iBioModulator-enhanced products that generate significant revenue. This will require us, alone or with our licensees and collaborators, to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those iBioLaunch-produced or iBioModulator-enhanced products for which regulatory approval is obtained. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would diminish the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will need substantial additional funding to execute our business plan, which funding may not be available on commercially acceptable terms or at all. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We have limited financial resources and will need substantial additional funding in connection with our continuing operations. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially. Additionally, to the extent that our efforts to outlicense our technology platforms and product candidates are unsuccessful or we find that it is necessary to advance the development of product candidates further than contemplated by our current business plans to secure favorable licensing terms, we would require substantial additional capital. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts.

We expect that our existing cash on hand as of June 30, 2013 in the amount of $4.4 million, considering the effects of the Settlement Agreement completed in September 2013, will be sufficient to meet our projected operating requirements through the third quarter of the fiscal year ending June 30, 2014. We have based this projection on assumptions that may prove to be wrong, in which case we may deplete our cash resources sooner than we currently anticipate. Our future capital requirements will depend on many factors, including:

•	our ability to attract additional licensees or other third parties willing to fund development, and if successful, commercialization of iBioLaunch-produced and iBioModulator-enhanced product candidates;

•	the success and expansion of our existing collaborations with each of Fraunhofer, FioCruz and GE Healthcare and any new license agreements we may enter into;

•	the costs, timing and regulatory review of our product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

•	the extent to which we acquire or invest in businesses, products and technologies.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the data necessary to attract additional licensees and we and our current licensees may never generate the data required for iBioLaunch-derived or iBioModulator-enhanced product candidates to obtain the regulatory approvals necessary for product sales. Even if approved, iBioLaunch-derived and iBioModulator- enhanced product candidates may not achieve commercial success. Currently, we expect our commercial revenues, if any, to be product development fees, development milestone payments, and other license proceeds, including royalties derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, to achieve our business objectives we will need to continue to rely on additional financing which may not be available to us on acceptable terms, or at all.

If we are unsuccessful in raising additional capital or other alternative financing, we might have to defer or abandon our efforts to commercialize our intellectual property and decrease or even cease operations.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time as we can generate substantial license or product revenues, we expect to finance our cash needs through a combination of equity offerings, collaborations, strategic alliances, licensing and other arrangements. We do not have any committed external source of funds. Sources of funds may not be available or, if available, may not be available on terms satisfactory to us. In 2011, we filed a registration statement on Form S-3, or the S-3 Registration Statement, with the SEC to allow us to issue our securities from time to time in one or more offerings of up to $100 million in aggregate dollar amount. To date, we have used the S-3 Registration Statement to effect two underwritten public offerings of securities with an aggregate dollar value of approximately $14.2 million in gross proceeds. Additional proceeds may or may not result from the exercise of outstanding warrants issued as part of these offerings. Pursuant to rules promulgated by the SEC that are applicable to iBio and other reporting companies that have a public float (the market value of securities held by non-affiliates) of less than $75 million, during any 12 month period we may not use the S-3 Registration Statement to offer securities that have a market value greater than 1/3 of the public float. The closing prices of our common stock during the 60 day period prior to a proposed offering, the number of shares of common stock then held by non-affiliates and prior offers and sales of shares of common stock registered under the S-3 Registration Statement during the 12-month period prior to the date of the proposed offering are factors in calculating the aggregate offering proceeds that may be realized from such offering. In connection with the April 2013 equity offering, we used all the capacity available at that time under the S-3 Registration Statement. As a result, unless either, or both, our stock price and/or the number of shares of our common stock held by non-affiliates increases substantially, it is anticipated that we will be unable to complete additional offerings of securities under the S-3 Registration Statement prior to April 2014.

To the extent that we raise additional capital through a public or private offering and sale of equity securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have a limited operating history, which may limit the ability of investors to make an informed investment decision.

We commenced independent operations in 2008, and our operations to date have included organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary iBioLaunch and iBioModulator technology platforms, identifying potential product candidates and undertaking, through third parties, preclinical trials and clinical trials of product candidates derived from our technologies. Excepting two iBioLaunch-derived vaccine candidates that have recently been evaluated in completed Phase 1 clinical trials, all our other vaccine and therapeutic protein product candidates are still in preclinical development. Neither we nor our collaborators have completed any other clinical trials for any iBioLaunch-derived or iBioModulator-enhanced vaccine or therapeutic protein product candidate. As a result, we have not yet demonstrated our ability to successfully complete any Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any conclusion you reach about our future success or viability may not be as predictive as it might be if we had a longer operating history.

Risks Related to the Development and Commercialization of Our Platform Technologies and Product Candidates

We may expend our limited resources to pursue a particular technology or product candidate and fail to capitalize on technologies or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates derived from or enhanced by our technologies. As a result, we may forego or delay pursuit of opportunities with other technology platforms or product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending may not yield any commercially viable products.

We have based our research and development efforts on our iBioLaunch and iBioModulator platforms and product candidates derived from such platforms. Notwithstanding our large investment to date and anticipated future expenditures in these platforms, we have not yet developed, and may never successfully develop, any marketed products using these technologies. As a result of our exclusive use of the iBioLaunch and iBioModulator platforms, we may fail to address or develop product candidates based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success.

We also may not be successful in our efforts to identify or discover additional product candidates using our iBioLaunch and iBioModulator platforms. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements on terms less favorable to us than possible.

We are very early in our development efforts. If we or our collaborators are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts and the clinical experience with iBioLaunch-derived and iBioModulator-enhanced product candidates is very limited. Excepting two iBioLaunch-derived vaccine candidates that have recently been evaluated in completed Phase 1 clinical trials, all our other vaccine and therapeutic protein product candidates are still in preclinical development We have invested substantially all of our efforts and financial resources in developing iBioLaunch and iBioModulator, identifying potential product candidates, and conducting preclinical studies. Our ability to generate product revenues, which we do not expect will occur for many years, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	completion of preclinical studies and clinical trials with positive results;

•	receipt of marketing approvals from applicable regulatory authorities;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	making arrangements with third-party manufacturers for commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	successfully maintaining existing collaborations and entering into new ones throughout the development process as appropriate, from preclinical studies through to commercialization;

•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other products;

•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for any products we successfully develop;

•	protecting our rights in our intellectual property portfolio; and

•	maintaining a continued acceptable safety profile of the products following approval.

If we or our collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially harm our business.

We may not be successful in our efforts to use iBioLaunch and iBioModulator to build a pipeline of product candidates and develop marketable products.

While we believe that data we and our collaborators have obtained from preclinical studies and Phase 1 clinical trials of iBioLaunch-derived and iBioModulator-enhanced product candidates has validated these technology platforms, we are at a very early stage of development and our platforms have not yet, and may never lead to, approvable or marketable products. Even if we are successful in further validating our platforms and continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development for many possible reasons, including harmful side effects, limited efficacy or other characteristics that indicate that such product candidates are unlikely to be products that will receive marketing approval and achieve market acceptance. If we and our collaborators do not successfully develop and commercialize product candidates based upon our technological approach, we will not obtain product or collaboration revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

Neither we nor our licensees will be able to commercialize product candidates based on our platform technologies if preclinical studies do not produce successful results or clinical trials do not demonstrate safety and efficacy in humans.

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We and our licensees may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent the commercialization of product candidates based on our iBioLaunch and iBioModulator technologies, including the following:

•	Preclinical or clinical trials may produce negative or inconclusive results, which may require additional preclinical testing, additional clinical trials or the abandonment of projects that we expect to be promising. For example, promising animal data may be obtained about the anticipated efficacy of a therapeutic protein product candidate and then human tests may not result in such an effect. In addition, unexpected safety concerns may be encountered that would require further testing even if the therapeutic protein product candidate produced an otherwise favorable response in human subjects.

•	Initial clinical results may not be supported by further or more extensive clinical trials. For example, a licensee may obtain data that suggest a desirable immune response from a vaccine candidate in a small human study, but when tests are conducted on larger numbers of people, the same extent of immune response may not occur. If the immune response generated by a vaccine is too low or occurs in too few treated individuals, then the vaccine will have no commercial value.

•	Enrollment in our or our licensee’s clinical trials may be slower than projected, resulting in significant delays. The cost of conducting a clinical trial increases as the time required to enroll adequate numbers of human subjects to obtain meaningful results increases. Enrollment in a clinical trial can be a slower-than-anticipated process because of competition from other clinical trials, because the study is not of interest to qualified subjects, or because the stringency of requirements for enrollment limits the number of people who are eligible to participate in the clinical trial.

•	We or our licensees might have to suspend or terminate clinical trials if the participating subjects are being exposed to unacceptable health risks. Animal tests do not always adequately predict potential safety risks to human subjects. The risk of any candidate product is unknown until it is tested in human subjects, and if subjects experience adverse events during the clinical trial, the trial may have to be suspended and modified or terminated entirely.

•	Regulators or institutional review boards may suspend or terminate clinical research for various reasons, including safety concerns or noncompliance with regulatory requirements.

•	Any regulatory approval ultimately obtained may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

•	The effects of iBioLaunch-derived or iBioModulator-enhanced product candidates may not be the desired effects or may include undesirable side effects.

Significant clinical trial delays could allow our competitors to bring products to market before we or our licensees do and impair our ability to commercialize our technology platform and product candidates based on our technology platform. Poor clinical trial results or delays may make it impossible to license a product candidate or so reduce its attractiveness to prospective licensees that we will be unable to successfully develop and commercialize such a product candidate.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates or will not be able to do so as soon as anticipated, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and by similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.  If any of our product candidates receives marketing approval, the accompanying label may limit the approved use in such a restrictive manner that it is not possible to obtain commercial viability for such product.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years. If additional clinical trials are required for certain jurisdictions, these trials can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved, and may ultimately be unsuccessful. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application, may cause delays in the review and approval of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application as deficient or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

Although the FDA and other regulatory authorities have approved plant-based therapeutics in the past, consistent with the oversight of all products, the FDA is monitoring whether these plant-based therapeutics pose any health and human safety risks. While they have not issued any regulations to date adverse to plant-based vaccines or therapeutics, it is possible that the FDA and other regulatory authorities could issue regulations in the future that could adversely affect our product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Alternative technologies may supersede our technologies or make them noncompetitive, which would harm our ability to generate future revenue.

The manufacture of biologics and the methods of such manufacture are intensely competitive fields. Each of these fields is characterized by extensive research efforts, which result in rapid technological progress that can render existing technologies obsolete or economically noncompetitive. If our competitors succeed in developing more effective technologies or render our technologies obsolete or noncompetitive, our business will suffer. Many universities, public agencies and established pharmaceutical, biotechnology, and other life sciences companies with substantially greater resources than we have are developing and using technologies and are actively engaging in the development of products similar to or competitive with our technologies and products. To remain competitive, we must continue to invest in new technologies and improve existing technologies. To make such renewing investment we will need to obtain additional financing. If we are unable to secure such financing, we will not have sufficient resources to continue such investment.

Our competitors may devise methods and processes for protein expression that are faster, more efficient or less costly than that which can be achieved using iBioLaunch. There has been and continues to be substantial academic and commercial research effort devoted to the development of such methods and processes. If successful competitive methods are developed, it would undermine the commercial basis for iBioLaunch and iBioModulator.

We have no experience in the sales, marketing and distribution of pharmaceutical products.

If we fail to establish commercial licenses for our iBioLaunch and iBioModulator platforms or fail to enter into arrangements with partners with respect to the sales and marketing of any of our future potential product candidates, we might need to develop a sales and marketing organization with supporting distribution capability in order to directly market product candidates we successfully develop. Significant additional expenditures would be required for us to develop such an in-house sales and marketing organization.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face the risk of product liability exposure in connection with the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any products that we may develop.

Prior to commencing human clinical trials, we will seek to obtain product liability insurance coverage. Such insurance coverage is expensive and may not be available in coverage amounts we seek or at all. If we obtain such coverage, we may in the future be unable to maintain such coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Dependence on Third Parties

Establishing and maintaining collaborations is a key component of our business strategy. If we are unable to establish new collaborations and maintain both new and existing collaborations, or if these collaborations are not successful, our business could be adversely affected.

Our current business plan contemplates that we will in the future derive significant revenues from collaborators and licensees that successfully utilize iBioLaunch and iBioModulator in connection with the production, development and commercialization of vaccines and therapeutic protein product candidates. Our realization of these revenues and dependence on existing collaborations, and any future collaborations we enter into, is subject to a number of risks, including the following:

•	Collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•	collaborators may not pursue development and, if successful, commercialization of product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•	collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products; or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

•	collaborations may be terminated for the convenience of the collaborator and, if terminated, we would potentially lose the right to pursue further development or commercialization of the applicable product candidates;

•	collaborators may learn about our technology and use this knowledge to compete with us in the future;

•	results of collaborators’ preclinical or clinical studies could produce results that harm or impair other products using our technology;

•	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others; and

•	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.

If our collaborations do not result in the successful development and commercialization of products or if one or more of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our continued development of our product candidates could be delayed and we may need additional resources to develop additional product candidates. There can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.

We seek to establish and collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization of iBioLaunch-produced and iBioModulator- enhanced product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration depends, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we fail to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development or the development of one or more of our other product candidates, or increase our expenditures and undertake additional development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

If third parties on whom we or our licensees will rely for the conduct of preclinical studies and clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business may suffer.

We do not have the ability to independently conduct the preclinical studies and clinical trials required to obtain regulatory approval for our product candidates. We have not yet contracted with any third parties to conduct clinical trials of product candidates we develop independently of collaborators. We will depend on licensees or on independent clinical investigators, contract research organizations and other third party service providers to conduct the clinical trials of our product candidates. We will rely heavily on these parties for successful execution of our clinical trials but will not control many aspects of their activities. For example, the investigators participating in our clinical trials will not be our employees. However, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

Risks Related to Intellectual Property

If we or our licensors are unable to obtain and maintain patent protection for our technology and products, or if the scope of the patent protection obtained is not sufficiently broad, competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be impaired.

Our success depends in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we license patents were the first to make the inventions claimed or were the first to file. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office, or U.S. PTO, recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective on March 16, 2013. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

Even if our pending or future patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and ultimately unsuccessful.

Competitors may infringe our issued patents or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their intellectual property. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly, which could adversely affect us and our collaborators.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our technology, products or use of our products do not infringe third-party patents. It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing, which is referred to as the priority date. Therefore, patent applications covering our products or technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products.

We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the U.S. PTO and similar bodies in other countries. Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our limited number of personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

If we are unable to protect our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also seek to enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our trade secrets may also be obtained by third parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Risks Related to Business Operations

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

Risks Relating to Our Common Stock

Our operating results may vary significantly in the future, which may adversely affect the price of our common stock.

It is likely that our operating results may vary significantly in the future and that period-to-period comparisons of our operating results are not necessarily meaningful indicators of the future. You should not rely on the results of one quarter as an indication of our future performance. It is also possible that in some future quarters our operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our common stock may decline significantly.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions of our certificate of incorporation, bylaws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change in control that a stockholder may consider favorable. Pursuant to our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protect the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

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

We are entitled under our certificate of incorporation to issue up to 100 million shares of common stock, par value $.001 per share, and 1 million shares of preferred stock, with no par value. As of June 30, 2013, we had issued and outstanding approximately 56.7 million shares of common stock, and 25.4 million and 6.8 million warrants and options, respectively, to purchase shares of common stock. Additionally, we had approximately 3.2 million shares of common stock reserved for future issuance of additional option grants under our 2008 Omnibus Equity Incentive Plan. Accordingly, we will be able to issue up to approximately 7.9 million additional shares of common stock and 1 million shares of preferred stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Our common stock could be delisted from the NYSE MKT if we fail to regain compliance with the NYSE MKT’s continued listing standards on or before October 14, 2013.

On November 21, 2012, we received a notice from the Staff of the NYSE MKT, or the Exchange, indicating that we were not in compliance with the Exchange’s continued listing criteria set forth in Section 1003(a)(iii) of the NYSE MKT Company Guide, or the Company Guide, which applies if a listed company has stockholders’ equity of less than $6,000,000 and net losses in its five most recent years. To maintain our Exchange listing, we submitted a plan of compliance, which was accepted by the Exchange. In connection with the acceptance our plan, the Exchange granted us an extension until October 14, 2013 to regain compliance with the continued listing standards.

On April 18, 2013, we received notice from the Exchange that we were not in compliance with Section 1003(a)(iv) of the Company Guide, which applies if a listed company has sustained losses that are so substantial in relation to its overall operations or its existing financial resources, or its financial condition has become so impaired that it appears questionable, in the opinion of the Exchange, as to whether the listed company will be able to continue operations and/or meet its obligations as they mature. The Exchange reached this opinion after review of our Quarterly Report on Form 10-Q for the period ended December 31, 2012. To maintain our Exchange listing, we submitted a plan of compliance, which was accepted by the Exchange. In connection with the acceptance our plan, the Exchange granted us an extension until October 14, 2013 to regain compliance with Section 1003(a)(iv) of the continued listing standards.

If we fail to meet the criteria necessary for compliance with the Exchange’s continued listing standards, including specifically Sections 1003(a)(iii) and 1003(a)(iv), or before October 14, 2013, the Exchange could begin proceedings to delist our common stock. The market price and liquidity of our common stock could be adversely affected by the commencement of such proceedings. If those proceedings resulted in delisting of our common stock and resulting cessation of trading of the stock on the NYSE MKT, we believe that the market price and liquidity of our common stock would be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our facilities currently consist of approximately 500 square feet of office space at our headquarters in Newark, Delaware, which is leased on a month-to-month basis from Fraunhofer. In this space, we perform or maintain oversight of our administrative, clinical development, regulatory affairs and business development functions.

Item 3. Legal Proceedings.

There is currently no pending material litigation to which we are a party or to which any of our property is subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE MKT under the trading symbol “IBIO.”

The following table sets forth the high and low sale prices for our common stock during the years ended June 30, 2013 and 2012 as reported by the NYSE MKT. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low
Year ended June 30, 2013:
First Quarter	$1.46	$0.71
Second Quarter	$1.15	$0.62
Third Quarter	$0.87	$0.51
Fourth Quarter	$0.64	$0.38

Year ended June 30, 2012:
First Quarter	$2.90	$1.56
Second Quarter	$2.20	$0.76
Third Quarter	$1.18	$0.70
Fourth Quarter	$1.89	$0.75

Holders

As of September 10, 2013, there were 85 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock.

Item 6. Selected Financial Data.

The information under this Item is not required to be provided by smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our financial statements and the notes thereto and other information included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Information and Factors That May Affect Future Results

The following discussion contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements contained in the following discussion, other than statements that are purely historical, are forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “potential,” “anticipates,” “plans,” or “intends” or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A - Risk Factors. These risks and uncertainties should be considered carefully and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved.

Overview

We are a biotechnology company focused on commercializing our proprietary platform technologies: the iBioLaunch™ platform for vaccines and therapeutic proteins, and the iBioModulator™ platform for vaccine enhancement. We plan on developing and commercializing select product candidates derived from the iBioLaunch platform, which is a proprietary, transformative technology for development and production of biologics using transient gene expression in hydroponically grown, unmodified green plants. The iBioModulator platform is complementary to the iBioLaunch platform and is designed to significantly improve vaccine products with both higher potency and greater duration of effect.

The iBioModulator platform can be used with any recombinant expression technology for vaccine development and production. We believe our technology offers advantages that are not available with conventional manufacturing systems. These anticipated advantages may include the ability to manufacture therapeutic proteins that are difficult or impossible to produce with conventional methods, reduced production time, and lower capital and operating costs. iBio was established in August 2008 as the result of a spin-off from Integrated BioPharma, Inc. We operate in one business segment under the direction of our Executive Chairman, and our operations and assets reside exclusively in the United States.

Our near-term focus is to realize two key objectives: (1) the establishment of additional business arrangements pursuant to which commercial, government and not-for-profit licensees will utilize our platform technology in connection with the production and development of products for both therapeutic and vaccine uses; and (2) the further advancement of product candidates selected for clinical development. These objectives are a part of our strategy to commercialize the proprietary technology we have developed and validated.

Our strategy to engage in partnering and out-licensing of our technology preserves the opportunity for iBio to share in the successful development and commercialization of product candidates while conserving our own capital and financial resources as licensees undertake to conduct and fund the development and commercialization of the product candidates derived under our platform. In addition to financial resources we may receive, we believe that successful development by licensees of product candidates derived from the iBio platforms will further validate our technology, increase awareness of the advantages that may be realized by its use and promote broader adoption of our transformative technology.

The advancement of product candidates which have been derived from the iBioLaunch platform is also a key element of our strategy. We believe that selecting and developing products which individually have substantial commercial value and are representative of classes of pharmaceuticals that can be successfully produced using the iBioLaunch technology will allow us to maximize the near and longer term value of our technology. To realize this result, we believe that we should seek to advance designated product candidates through the preclinical stage required for submission of Investigational New Drug Applications and, in some instances, early stage clinical development.

Results of Operations

Revenue

Revenue for the years ended June 30, 2013 and 2012 was approximately $1.0 million and $1.3 million, respectively. The revenue was the result of research and development services provided to FioCruz by Fraunhofer, as iBio’s contractor, to assist in implementing the Company’s technology for a planned Phase I clinical trial of a yellow fever vaccine, pursuant to an agreement entered into in January 2011. There was no license revenue for the years ended June 30, 2013 and 2012.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2013 were approximately $3.4 million versus approximately $5.0 million for the year ended June 30, 2012, a decline of approximately $1.6 million, or 31%. Approximately $1.1 million of the decline was attributable to the completion by Fraunhofer of two research projects in the prior year while there were no projects of similar size and cost undertaken in the current year. In addition, the prior year results included two months of expense totaling approximately $0.3 million related to the April 2012 semi-annual $1 million TTA payment. For the current year, there was no expense recorded against the April 2013 payment due, as no work was performed by Fraunhofer to earn such payment. As of June 30, 2013, the $1 million liability for the contractually obligated April 2013 payment was recognized on the Company’s balance sheet in accrued expenses with an offsetting debit to prepaid expenses. The Company and Fraunhofer have been involved in an on-going dialogue to restructure the nature of the relationship and the contractual obligations between the parties. That process reached its conclusion in September 2013 with the ratification of the Settlement Agreement by the Boards of Directors of the parties discussed in detail in Contractual Obligations below.

General and Administrative Expenses

General and administrative expenses for the year ended June 30, 2013 were approximately $4.2 million versus approximately $5.6 million for the year ended June 30, 2012, a decline of approximately $1.4 million, or 25%. The $1.4 million decline was almost entirely related to lower share-based compensation expense in the current year, as older options with a higher grant date fair value vested in the prior year while more recently issued options vesting in the current year had a lower grant date fair value. In addition, the prior year general and administrative expenses included an option modification charge of approximately $0.6 million. While consulting and investor relations expenses declined by approximately $0.3 million in the current year versus the prior year, this was offset by higher personnel-related costs in the current year as full-time employees were added to perform these and other activities on behalf of the Company.

Other Income (Expense)

Total other income for the year ended June 30, 2013 was approximately $0.5 million versus approximately $3.7 million of income for the year ended June 30, 2012, a decline of approximately $3.2 million, or 87%. This was almost entirely due to the year-over-year change in the fair value of the warrant derivative liability, which must be marked to market each reporting period with changes charged to other income or expense as appropriate. This liability has continued to decline as the fair value of the warrant derivative liability has fallen dramatically over the past two years, finally reaching no value as of June 30, 2013. The August 2008 options containing the anti-dilution provision that is the source of this derivative liability expired in August 2013. In addition, interest expense increased slightly in the current year versus the prior year as the balance due to Fraunhofer under the TTA continued to rise.

Liquidity and Capital Resources

Net Cash Used in Operating Activities

For the years ended June 30, 2013 and 2012, we incurred net losses of approximately $6.2 million and $5.7 million, respectively. After adjustments for non-cash items and changes in operating assets and liabilities, the net cash used in operating activities for the years ended June 30, 2013 and 2012 was approximately $4.8 million and $6.0 million, respectively. The decline of approximately $1.2 million of cash used in operating activities was primarily due to lower cash expenditures on research and development activities in the current year versus the prior year resulting from the completion of two projects.

Net Cash Used in Investing Activities

For each of the years ended June 30, 2013 and 2012, net cash used in investing activities was approximately $0.2 million. Cash used in investing activities was primarily attributable to additions to intangible assets.

Net Cash Provided by Financing Activities

For the years ended June 30, 2013 and 2012, net cash provided by financing activities was approximately $3.8 million and $9.0 million, respectively. The Company completed equity offerings in April 2013 and January 2012 and these amounts represent the proceeds of those offerings net of the related expenses.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of June 30, 2013, our accumulated deficit was approximately $37.5 million, and we used approximately $4.8 million and $6.0 million of cash for operating activities for the years ended June 30, 2013 and 2012, respectively. As of June 30, 2013, cash on hand of approximately $4.4 million, considering the effects of the Settlement Agreement completed in September 2013, is expected to support the Company’s activities through the third quarter of the fiscal year ending June 30, 2014. We have historically financed our activities through the sale of common stock and warrants.

On April 26, 2013, we, under our effective Registration Statement on Form S-3, raised approximately $3.8 million in net proceeds by issuing 8,925,000 shares of common stock and warrants to purchase up to 3,570,000 shares of common stock. The common stock and warrants were sold together as Units, with each Unit consisting of one share of common stock and 0.40 of one warrant to purchase one share of common stock. The public offering price of each Unit was $0.48. The warrants have an exercise price of $0.53 per share, are immediately exercisable and will expire on the third anniversary of the date of issuance.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2013, we were not involved in any SPE transactions.

Contractual Obligations

Our most significant contractual obligation is the TTA with Fraunhofer. In September 2013, we and Fraunhofer completed the Settlement Agreement, which is intended to better align the mutual interests of iBio and Fraunhofer and which has the following effects:

•	Our liabilities to Fraunhofer in the amount of approximately $2.9 million as of June 30, 2013 were released and terminated;

•	The term of the TTA has been extended by one year and will now expire on December 31, 2015;

•	Our obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (“Guaranteed Annual Payments”) was terminated and replaced with an obligation to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio prior to December 31, 2015. We believe that our right to select and direct specific projects will improve the efficiency of our product development activities and that the extension of the period over which this commitment must be fulfilled will enhance our ability to manage our cash outflow;

•	We terminated and released Fraunhofer from the obligation to make further financial contributions toward the enhancement, improvement and expansion of our technology in an amount at least equal to the Guaranteed Annual Payments, because we believe our technology development phase is completed and now are focusing on product development. In addition, we terminated and released Fraunhofer from the obligation to further reimburse us for certain past and future patent-related expenses;

•	Our obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $200,000 was terminated. Instead we will be obligated to remit royalties to Fraunhofer only on technology license revenues that we actually receive and on revenues from actual sales by us of products derived from our technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million;

•	The rate at which we will be obligated to pay royalties to Fraunhofer on iBioLaunch and iBioModulator license revenues we receive was reduced from 15% to 10%; and

•	Any and all other claims of each party to any other amounts due at June 30, 2013 were mutually released.

The pro forma effects of the Settlement Agreement as if it were reflected on our condensed balance sheet as of June 30, 2013 are as follows (in thousands):

	Actual June 30, 2013 (Audited)	Pro forma June 30, 2013 (Unaudited)
Assets
Current assets:
Cash	$4,414	$4,414
Accounts receivable - trade	1,007	1,007
Prepaid expenses and other current assets	1,214	214
Total current assets	6,635	5,635

Fixed assets, net	6	6
Intangible assets, net	2,713	2,713
Total assets	$9,354	$8,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,401	$1,238
Accrued expenses	1,885	185
Warrant derivative liability	-	-
Total liabilities	4,286	1,423

Commitments and contingencies

Stockholders’ equity:
Preferred stock	-	-
Common stock	57	57
Additional paid-in capital	42,547	42,547
Accumulated deficit	(37,536)	(35,673)
Total stockholders’ equity	5,068	6,931
Total liabilities and stockholders’ equity	$9,354	$8,354

The pro forma effects of the Settlement Agreement as if it were reflected on our condensed statement of operations for the fiscal year ended June 30, 2013 are as follows (in thousands):

	For the Fiscal Years Ended June 30,
	Actual 2013 (Audited)	Pro forma 2013 (Unaudited)

Revenues	$1,007	$1,007

Operating expenses:
Research and development	3,431	2,390
General and administrative	4,243	3,543
Total operating expenses	7,674	5,933

Operating loss	(6,667)	(4,926)

Other income (expense):
Interest income	9	9
Interest expense	(90)	32
Royalty income	34	34
Change in fair value of warrant derivative liability	520	520
Other	(4)	(4)

Net loss	$(6,198)	$(4,335)

Additionally, we and Fraunhofer have entered into research and development service agreements with respect to two projects, specifically the further development of the recombinant form of C1 esterase inhibitor we are currently internally advancing through preclinical IND enabling studies and additional development services in connection with the transfer of our technology to FioCruz, which represent approximately $1.8 million of the $3 million commitment described above. Based on the timelines established between the parties upon signing of the agreements, this work is expected to be completed by late 2014.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2013 have been taken into consideration in preparing the financial statements. The preparation financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our financial statements.

We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 18 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the year ended June 30, 2013. For the year ended June 30, 2012, the Company recorded an impairment charge of approximately $0.1 million which is included in general and administrative expenses in the accompanying Statements of Operations.

Derivative Instruments

The Company does not use derivative instruments in its ordinary course of business. Some of the Company’s outstanding warrants contain an anti-dilution provision which qualifies as an embedded derivative and must be accounted for separately as a derivative liability. This liability is recognized on the balance sheet at fair value each reporting period, and changes in the fair value are charged to other income or expense, as appropriate, and reflected in the current period earnings.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

Research and Development Costs

All research and development costs are expensed as incurred. These expenses consist primarily of payments to third-party contractual service providers and internal personnel costs.

Share-based Compensation

The Company recognizes the cost of all share-based payment transactions at fair value. Compensation cost, measured by the fair value of the equity instruments issued, adjusted for estimated forfeitures, is recognized in the financial statements as the respective awards are earned over the performance period. The Company uses historical data to estimate forfeiture rates.

The impact that share-based payment awards will have on the Company’s results of operations is a function of the number of shares awarded, the trading price of the Company’s stock at the date of grant or modification, and the vesting schedule. Furthermore, the application of the Black-Scholes option pricing model employs weighted-average assumptions for expected volatility of the Company’s stock, expected term until exercise of the options, the risk-free interest rate, and dividends, if any, to determine fair value. Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized. The effect of a change in tax rates or laws on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the rate change. A valuation allowance is established to reduce the deferred tax assets to the amounts that are more likely than not to be realized from operations.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended June 30, 2013 and 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information under this Item is not required to be provided by smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Financial statements and notes thereto appear on pages F-1 to F-19 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)         Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of June 30, 2013. Based on that evaluation, our Executive Chairman and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b)         Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c)         Management’s Report on Internal Control over Financial Reporting

It is the responsibility of the management of iBio, Inc. to establish and maintain effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is designed to provide reasonable assurance to iBio’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles.

iBio’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of iBio; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of iBio are being made only in accordance with authorizations of management and directors of iBio; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of iBio’s assets that could have a material effect on the financial statements of iBio.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management has performed an assessment of the effectiveness of iBio’s internal control over financial reporting as of June 30, 2013 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2013.

/s/Robert B. Kay	/s/Scott Kain
Robert B. Kay	Scott Kain
Executive Chairman	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and
Principal Accounting Officer)

September 30, 2013	September 30, 2013

(d)         Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report by CohnReznick LLP, our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report.

Item 9B. Other Information.

None.

PART III

The information required by Item 10. Directors, Executive Officers and Corporate Governance; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions, and Director Independence; and Item 14. Principal Accountant Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the proxy statement for our 2013 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Exhibits and Index

(1)	A list of the financial statements filed as part of this report is set forth in the index to financial statements at page F-1 and is incorporated herein by reference.

(2)	An index of exhibits incorporated by reference or filed with this Report is provided below:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (2)
3.3	First Amended and Restated Bylaws of the Company (3)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Investor Warrant (2010) (4)
4.3	Form of Common Stock Purchase Warrant (2012) (5)
4.4	Form of Common Stock Purchase Warrant (2013) (6)
10.1	Form of Registration Rights Agreement (2010) (4)
10.2	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (7)
10.3	Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. *+
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	The following materials from iBio, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flow, and (v) Notes to Financial Statements *

(1)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on July 11, 2008.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2010.
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009.

(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2012
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2013.
(7)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on June 18, 2008.
*	Filed herewith.
+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBio, Inc.
(Registrant)

Dated: September 30, 2013	/s/Robert B. Kay
Robert B. Kay
Executive Chairman
(Principal Executive Officer)

Dated: September 30, 2013	/s/Scott Kain
Scott Kain
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Robert B. Kay	Executive Chairman	September 30, 2013
Robert B. Kay	(Principal Executive Officer)

/s/Scott Kain	Chief Financial Officer	September 30, 2013
Scott Kain	(Principal Financial Officer and
Principal Accounting Officer)

/s/Glenn Chang	Director	September 30, 2013
Glenn Chang

/s/Arthur Y. Elliott	Director	September 30, 2013
Arthur Y. Elliott, Ph.D.

/s/Seymour Flug	Director	September 30, 2013
Seymour Flug

/s/James T. Hill	Director	September 30, 2013
General James T. Hill, USA (Retired)

/s/John D. McKey, Jr.	Director	September 30, 2013
John D. McKey, Jr.

/s/Philip K. Russell	Director	September 30, 2013
Philip K. Russell, M.D.

iBio, Inc.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of iBio, Inc.

We have audited the accompanying balance sheets of iBio, Inc. as of June 30, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. iBio, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of iBio, Inc. as of June 30, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses and negative cash flows from operating activities for the years ended June 30, 2013 and 2012 and has an accumulated deficit as of June 30, 2013. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CohnReznick LLP

Eatontown, New Jersey
September 30, 2013

iBio, Inc.
Balance Sheets
(In thousands, except share and per share amounts)

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash	$4,414	$5,624
Accounts receivable - trade	1,007	351
Prepaid expenses and other current assets (related party of $0 and $846 as of June 30, 2013 and 2012, respectively)	1,214	925
Total current assets	6,635	6,900

Fixed assets, net of accumulated depreciation of $20 and $19 as of June 30, 2013 and 2012, respectively	6	3
Intangible assets, net	2,713	2,862
Total assets	$9,354	$9,765

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (related party of $93 and $2,524 as of June 30, 2013 and 2012, respectively)	$2,401	$2,846
Accrued expenses (related party of $0 and $100 as of June 30, 2013 and 2012, respectively)	1,885	230
Warrant derivative liability	-	520
Total liabilities	4,286	3,596

Commitments and contingencies

Stockholders’ equity:
Preferred stock - no par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2013 and 2012	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 56,692,095 and 47,767,095 shares issued and outstanding as of June 30, 2013 and 2012, respectively	57	48
Additional paid-in capital	42,547	37,459
Accumulated deficit	(37,536)	(31,338)
Total stockholders’ equity	5,068	6,169
Total liabilities and stockholders’ equity	$9,354	$9,765

The accompanying notes are an integral part of these financial statements.

iBio, Inc.
Statements of Operations
(In thousands, except per share amounts)

	For the Fiscal Years Ended June 30,
	2013	2012

Revenues	$1,007	$1,277

Operating expenses:
Research and development (related party of $424 and $4,216 for the years ended June 30, 2013 and 2012, respectively)	3,431	4,981
General and administrative (related party of $0 and $200 for the years ended June 30, 2013 and 2012, respectively)	4,243	5,623
Total operating expenses	7,674	10,604

Operating loss	(6,667)	(9,327)

Other income (expense):
Interest income	9	12
Interest expense (related party of $0 and $62 for the years ended June 30, 2013 and 2012, respectively)	(90)	(63)
Royalty income	34	34
Change in fair value of warrant derivative liability	520	3,668
Other	(4)	-

Net loss	$(6,198)	$(5,676)

Loss per common share - basic and diluted	$(0.13)	$(0.14)

Weighted-average shares outstanding - basic and diluted	49,381	39,506

The accompanying notes are an integral part of these financial statements.

iBio, Inc.
Statements of Stockholders’ Equity
(In thousands)

	Common Stock		Additional
	Number of Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance as of June 30, 2011	32,382	$32	$25,826	$(25,662)	$196

Net loss	-	-	-	(5,676)	(5,676)
Share-based compensation	-	-	2,612	-	2,612
Issuance of common stock in connection with
January 2012 equity offering, net of expenses	15,385	16	9,021	-	9,037
Balance as of June 30, 2012	47,767	$48	$37,459	$(31,338)	$6,169

Net loss	-	-	-	(6,198)	(6,198)
Share-based compensation	-	-	1,263	-	1,263
Issuance of common stock in connection with
April 2013 equity offering, net of expenses	8,925	9	3,825	-	3,834
Balance as of June 30, 2013	56,692	$57	$42,547	$(37,536)	$5,068

The accompanying notes are an integral part of these financial statements.

iBio, Inc.
Statements of Cash Flows
(In thousands)

	For the Fiscal Years Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,198)	$(5,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	7
Amortization	336	323
Share-based compensation	1,263	2,683
Change in fair value of warrant derivative liability	(520)	(3,668)
Vendor concession - related party	-	100
Impairment of intangible assets	-	87
Other	3	-
Changes in operating assets and liabilities:
Increase in accounts receivable - trade	(656)	(7)
(Increase) decrease in prepaid expenses and other current assets	(289)	88
Decrease in accounts payable	(445)	(50)
Increase in accrued expenses	1,655	103
Net cash used in operating activities	(4,849)	(6,010)

Cash flows from investing activities:
Additions to intangible assets	(188)	(244)
Purchases of fixed assets	(7)	(1)
Net cash used in investing activities	(195)	(245)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net of expenses	3,834	9,036
Net cash provided by financing activities	3,834	9,036

Net (decrease) increase in cash	(1,210)	2,781
Cash at beginning of year	5,624	2,843
Cash at end of year	$4,414	$5,624

The accompanying notes are an integral part of these financial statements.

iBio, Inc.

Notes to Financial Statements

1.	Nature of Business

iBio, Inc. (“iBio” or the “Company”) is a biotechnology company focused on the commercialization of its proprietary plant-based protein expression technologies - the iBioLaunch™ platform for vaccines and therapeutic proteins and the iBioModulator™ platform for vaccine enhancement – and on developing and commercializing select product candidates derived from the iBioLaunch platform. The advantages of iBio’s technology include the ability to manufacture therapeutic proteins that are difficult or impossible to produce with conventional methods, reduced production time, and lower capital and operating costs for biopharmaceuticals. iBio was established as a public company in August 2008 as the result of a spinoff from Integrated BioPharma, Inc. The Company operates in one business segment under the direction of its Executive Chairman, and its operations and assets reside exclusively in the United States.

2.	Basis of Presentation

Going Concern

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of June 30, 2013, the Company’s accumulated deficit was $37.5 million, and it had cash used in operating activities of $4.8 million and $6.0 million for the years ended June 30, 2013 and 2012, respectively. The Company has historically financed its activities through the sale of common stock and warrants. Through June 30, 2013, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, advancing its intellectual property, and general and administrative activities. Cash on hand as of June 30, 2013 of $4.4 million, considering the effects of the Settlement Agreement completed in September 2013, is expected to support the Company’s activities through the third quarter of the fiscal year ending June 30, 2014. See Note 17 - Subsequent Events for additional information.

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

The Company plans to fund its future business operations using cash on hand, through proceeds from the sale of additional equity or other securities and through proceeds realized in connection with license and collaboration arrangements. The Company cannot be certain that such funding will be available on favorable terms, or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on favorable terms, it may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for its technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize; or d) possibly cease operations. See Part I, Item 1A of this Annual Report on Form 10-K for a more detailed discussion of risks.

iBio, Inc.

Notes to Financial Statements

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period presentation. Prepaid expenses and other current assets have been combined for presentation in the accompanying balance sheets and statements of cash flows. Depreciation and amortization expenses have been separated in the accompanying statements of cash flows. Share-based compensation expenses have been combined in the accompanying statements of cash flows.

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include the valuation of intellectual property, legal and contractual contingencies, a warrant derivative liability and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 18 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the year ended June 30, 2013. For the year ended June 30, 2012, the Company recorded an impairment charge of approximately $0.1 million which is included in general and administrative expenses in the accompanying Statements of Operations.

Derivative Instruments

The Company does not use derivative instruments in its ordinary course of business. Some of the Company’s outstanding warrants contain an anti-dilution provision which qualifies as an embedded derivative and must be accounted for separately as a derivative liability. This liability is recognized on the balance sheet at fair value each reporting period, and changes in the fair value are charged to other income or expense, as appropriate, and reflected in the current period earnings.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

Research and Development Costs

All research and development costs are expensed as incurred. These expenses consist primarily of payments to third-party contractual service providers and internal personnel costs.

Share-based Compensation

The Company recognizes the cost of all share-based payment transactions at fair value. Compensation cost, measured by the fair value of the equity instruments issued, adjusted for estimated forfeitures, is recognized in the financial statements as the respective awards are earned over the performance period. The Company uses historical data to estimate forfeiture rates.

The impact that share-based payment awards will have on the Company’s results of operations is a function of the number of shares awarded, the trading price of the Company’s stock at the date of grant or modification, and the vesting schedule. Furthermore, the application of the Black-Scholes option pricing model employs weighted-average assumptions for expected volatility of the Company’s stock, expected term until exercise of the options, the risk-free interest rate, and dividends, if any, to determine fair value. Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero.

iBio, Inc.

Notes to Financial Statements

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized. The effect of a change in tax rates or laws on deferred tax assets and liabilities is recognized in operations in the period that includes the enactment date of the rate change. A valuation allowance is established to reduce the deferred tax assets to the amounts that are more likely than not to be realized from operations.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2013 and 2012. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended June 30, 2013 and 2012.

4.	New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) recently issued Accounting Standards Update (“ASU”) No. 2012-04, Technical Corrections and Improvements. This ASU is part of an on-going project on the FASB’s agenda to facilitate Codification updates for non-substantive technical corrections, clarifications and improvements. The amendments are not expected to result in pervasive changes to accounting practices. However, because certain clarified guidance may cause a change to existing practice, the FASB provided special transition provisions for those amendments. For public entities, the amendments that are subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012. The adoption of ASU No. 2012-04 is not expected to have a material effect on the Company’s financial statements.

The FASB also recently issued ASU No. 2013-07, Liquidation Basis of Accounting. This ASU provides guidance to entities about how and when to apply the liquidation basis of accounting. The ASU requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent, as defined in the ASU. Applying the liquidation basis of accounting requires an entity to measure its assets at the estimated amount of cash it expects to collect and its liabilities at the amount otherwise prescribed under U.S. GAAP. The ASU is effective for public entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim reporting periods within those annual periods. An entity preparing its financial statements on a going-concern basis at the effective date that is required to use the liquidation basis of accounting is required to account for any differences between its existing measurements and the measurements under the ASU through a cumulative-effect adjustment. Early adoption is permitted.

As of June 30, 2013, the Company’s financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. If circumstances change and it becomes necessary to apply the liquidation basis of accounting prior to the fiscal year beginning July 1, 2014, the Company will choose early adoption of ASU No. 2013-07.

5.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s balance sheets approximated their fair values as of June 30, 2013 and 2012 due to their short-term nature. The warrant derivative liability is carried on the balance sheets at fair value, which was $0 and approximately $520,000 as of June 30, 2013 and 2012, respectively. See Note 10 - Warrant Derivative Liability for additional information.

iBio, Inc.

Notes to Financial Statements

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2013		June 30, 2012
Prepaid expenses - Fraunhofer - semi-annual TTA payments	$1,000	(1)	$667	(2)
Prepaid expenses - Fraunhofer - other R&D projects	106		0
Other prepaid expenses	77		74
Other receivables - Fraunhofer - reimbursable patent costs	0		179	(2)
Other current assets	31		5
Total prepaid expenses and other current assets	$1,214		$925

(1) See Note 17 – Subsequent Events for additional information.

(2) Related party balance for the year ended June 30, 2012. See Note 15 – Related Party Transactions for additional information.

7.	Intangible Assets

The Company has two categories of intangible assets – intellectual property and patents. Intellectual property consists of technology for producing targeted proteins in plants for the development and manufacture of novel vaccines and therapeutics for humans and certain veterinary applications (the “Technology”) acquired in December 2003 from Fraunhofer USA Inc., acting through its Center for Molecular Biotechnology (“Fraunhofer”), pursuant to a Technology Transfer Agreement, as amended (the “TTA”). Patents consist of payments for services and fees related to the further development and protection of the Company’s patent portfolio.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30, 2013	June 30, 2012
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	1,869	1,684
	4,969	4,784
Intellectual property – accumulated amortization	(1,465)	(1,309)
Patents – accumulated amortization	(791)	(613)
	(2,256)	(1,922)
Net intangible assets	$2,713	$2,862

Amortization expense, included in general and administrative expenses, was approximately $336,000 and $323,000 for the years ended June 30, 2013 and 2012, respectively. The weighted-average remaining life for intellectual property and patents at June 30, 2013 was approximately 11 years and 6 years, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ending June 30,
2014	$343
2015	343
2016	328
2017	312
2018	288
Thereafter	1,099
Total	$2,713

iBio, Inc.

Notes to Financial Statements

8.	Significant Vendor

As of June 30, 2013, Fraunhofer continued to be the Company’s most significant vendor. The Company has previously disclosed that Fraunhofer was considered a related party from February 2010 through February 2012 as a result of a Fraunhofer executive serving as iBio’s Chief Scientific Officer during such time. See Note 15 – Related Party Transactions for additional information. The accounts payable balance includes amounts due to Fraunhofer of approximately $2.2 million and $2.5 million as of June 30, 2013 and 2012, respectively. In addition, the accrued expenses balance includes amounts due to Fraunhofer of approximately $1.7 million and $0.1 million as of June 30, 2013 and 2012, respectively. Research and development expenses related to Fraunhofer were approximately $2.7 million and $4.2 million for the years ended June 30, 2013 and 2012, respectively. In addition, the Company is charged interest by Fraunhofer on certain outstanding balances at the rate of prime plus 2%. Interest expenses related to Fraunhofer were approximately $88,000 and $62,000 for the years ended June 30, 2013 and 2012, respectively. See Note 16 – Commitments and Contingencies and Note 17 – Subsequent Events for additional information.

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2013		June 30, 2012
Fraunhofer – semi-annual TTA payment	$1,000	(1)	$-
Fraunhofer – minimum annual royalty	700	(1)	-	(2)
Fraunhofer – other R&D projects	-		100
Consulting fees	71		71
Public company costs	45		-
Salaries and benefits	44		41
Other accrued expenses	25		18
Total accrued expenses	$1,885		$230

(1) See Note 17 – Subsequent Events for additional information.

(2) The accounts payable balance as of June 30, 2012 included $500,000 of minimum annual royalties due to Fraunhofer.

10.	Warrant Derivative Liability

As of June 30, 2013, approximately 5.0 million outstanding warrants for the purchase of the Company’s common stock, issued in August 2008 as part of the spin-off from Integrated BioPharma, Inc. and expired in August 2013 (the “August 2008 Warrants”), contained an anti-dilution provision which must be accounted for separately as a derivative liability and measured at fair value on a recurring basis. Changes in fair value are charged to other income or expense, as appropriate. The fair value of the warrant derivative liability is determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. Using the Black-Scholes option pricing model, the Company developed its own assumptions based on observable inputs and available market data to support the reported fair values of approximately $0 and $520,000 as of June 30, 2013 and 2012, respectively.

iBio, Inc.

Notes to Financial Statements

The following table summarizes the inputs and assumptions used to calculate the fair value of the warrant derivative liability:

	June 30,	June 30,
	2013	2012
Common stock price	$0.42	$0.76
Exercise price	$1.53 - $1.97	$1.82 - $2.34
Risk-free interest rate	0.04%	0.2%
Dividend yield	0%	0%
Volatility	97.9%	100.0%
Remaining contractual term (in years)	0.2	1.2

11.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of June 30, 2013, there were no shares of preferred stock issued and outstanding.

Common Stock

As of June 30, 2013, the Company was authorized to issue up to 100 million shares of common stock, of which approximately 56.7 million shares were issued and outstanding. As of June 30, 2013, the Company had reserved up to 10 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 25.4 million shares of common stock for the exercise of warrants.

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units. The financing transactions reflected in the accompanying financial statements are described in detail below.

The following table summarizes all warrant activity for the year ended June 30, 2013:

	Warrants	Weighted- average Exercise Price
Outstanding as of June 30, 2012	20,940,796	$1.39
Granted - consulting services	100,000	$1.00	(1)
Granted - April 2013 equity offering	3,570,000	$0.53
Granted – Anti-dilution adjustment on August 2008 warrants	785,144	$1.75
Outstanding as of June 30, 2013	25,395,940	$1.23	(2)

Exercisable as of June 30, 2013	25,395,940	$1.23	(2)

(1) See Note 13 – Share-based Compensation

(2) Includes the effect of reduction in exercise price for previously granted August 2008 warrants.

iBio, Inc.

Notes to Financial Statements

April 2013 Equity Offering

On April 26, 2013, the Company, under its effective Registration Statement on Form S-3 (File No. 333-175420) (the “Registration Statement”), raised approximately $3.8 million in net proceeds by issuing 8,925,000 shares of common stock and warrants to purchase up to 3,570,000 shares of common stock. The common stock and warrants were sold together as units (the “2013 Units”), with each 2013 Unit consisting of one share of common stock and 0.40 (or 4/10ths) of one warrant to purchase one share of common stock. The public offering price of each 2013 Unit was $0.48. The warrants have an exercise price of $0.53 per share, are immediately exercisable and will expire on the third anniversary of the date of issuance.

Prior to this offering, there were outstanding approximately 4.2 million August 2008 Warrants. In connection with this offering, the anti-dilution provision was triggered and the Company was required to both increase the number of shares issuable upon exercise and decrease the exercise prices of the August 2008 Warrants. As a result, the number of August 2008 Warrants outstanding increased by approximately 0.8 million and the exercise prices decreased from $1.82 and $2.34 per share to $1.53 and $1.97 per share, respectively. After this adjustment, there were outstanding approximately 2.5 million warrants with an exercise price of $1.53 per share and approximately 2.5 million warrants with an exercise price of $1.97 per share. There was no change in the expiration date of the August 2008 Warrants as a result of this adjustment. See Note 17 – Subsequent Events regarding the expiration of the August 2008 Warrants in August 2013.

January 2013 ATM Facility

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

There were no sales of the Company’s common stock pursuant to the ATM Facility during the year ended June 30, 2013. The Company incurred legal, accounting and filing fees of approximately $121,000, including expenses reimbursed to Further Lane, in connection with entry into the ATM Facility. As a result of the Company’s decision to move forward with an alternate financing strategy that effectively eliminated the capacity under the Registration Statement necessary to utilize the ATM Facility, these costs were charged to general and administrative expenses for the three months ended March 31, 2013. On April 26, 2013, the Company voluntarily terminated the ATM Facility prior to making any sales of its common stock under such agreement.

January 2012 Equity Offering

On January 13, 2012, the Company, under its effective Registration Statement, raised approximately $9.0 million in net proceeds by issuing 15,385,000 shares of common stock and warrants to purchase up to 11,538,750 shares of common stock. The common stock and warrants were sold together as units (the “2012 Units”), with each 2012 Unit consisting of one share of common stock and 0.75 (or 3/4ths) of one warrant to purchase one share of common stock. The public offering price of each 2012 Unit was $0.65. The warrants have an exercise price of $0.88 per share, became exercisable on the first anniversary of the date issuance and will expire on the second anniversary of the date of issuance, which is January 13, 2014.

Prior to this offering, there were outstanding approximately 2.8 million August 2008 Warrants. In connection with this offering, the anti-dilution provision was triggered and the Company was required to both increase the number of shares issuable upon exercise and decrease the exercise prices of the August 2008 Warrants. As a result, the number of August 2008 Warrants outstanding increased by approximately 1.4 million and the exercise prices decreased from $2.68 and 3.45 per share to $1.82 and $2.34 per share, respectively. After this adjustment, there were outstanding approximately 2.1 million warrants with an exercise price of $1.82 and approximately 2.1 million warrants with an exercise price of $2.34 per share. There was no change in the expiration date of the August 2008 Warrants as a result of this adjustment. See Note 17 – Subsequent Events regarding the expiration of the August 2008 Warrants in August 2013.

iBio, Inc.

Notes to Financial Statements

12.	Loss Per Common Share

Basic loss per common share is computed by dividing the net loss allocated to common stockholders by the weighted-average number of shares of common stock outstanding during the year. For purposes of calculating diluted loss per common share, the denominator includes both the weighted-average number of shares of common stock outstanding and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and warrants using the treasury stock method.

For the years ended June 30, 2013 and 2012, the Company incurred a net loss which cannot be diluted, so basic and diluted loss per common share are the same. As of June 30, 2013, shares issuable which could potentially dilute future earnings included approximately 6.7 million stock options and 25.4 million warrants. As of June 30, 2012, shares issuable which could potentially dilute future earnings included approximately 5.5 million stock options and 20.9 million warrants.

13.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Statements of Operations (in thousands):

	For the Years Ended June 30,
	2013	2012
Research and development	$192	$191
General and administrative	1,071	2,492
Total share-based compensation	$1,263	$2,683

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. Under the provisions of the Plan, the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. As of June 30, 2013, there were approximately 3.2 million shares of common stock reserved for future issuance under the Plan.

During the years ended June 30, 2013 and 2012, the Company granted stock options to members of the Board of Directors and officers to purchase approximately 1.2 million and 1.0 million shares of common stock, respectively. These options vest ratably on the anniversary of the date of grant over a three to five year service period, expire ten years from the date of grant, and have a weighted-average exercise price of $1.01 per share and $1.90 per share, respectively. See Note 15 – Related Party Transactions for additional information.

iBio, Inc.

Notes to Financial Statements

The following table summarizes all stock option activity for the year ended June 30, 2013:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2012	5,510,000	$1.56	8.1	$494
Granted	1,330,000	$1.02
Forfeited	(80,000)	$1.55
Outstanding as of June 30, 2013	6,760,000	$1.45	7.5	$161
Vested and expected to vest as of June 30, 2013	6,736,548	$1.45	7.5	$161

Exercisable as of June 30, 2013	4,266,604	$1.54	7.0	$139

The total fair value of stock options that vested during the years ended June 30, 2013 and 2012 was approximately $2.5 million and $0.7 million, respectively. As of June 30, 2013, there was approximately $2.0 million of total unrecognized compensation cost related to stock options granted which the Company expects to recognize over a weighted-average period of 2.6 years.

The weighted-average grant date fair value of the stock options granted during the years ended June 30, 2013 and 2012 was $0.90 per share and $1.56 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

	2013	2012
Risk-free interest rate	1.3% - 2.0%	0.2% - 2.2%
Dividend yield	0%	0%
Volatility	98.9% - 100.8%	94.8% - 101.0%
Expected term (in years)	9	9 - 10

In November and December 2011, the Board of Directors modified the cancellation provision of previously issued options, permitting an option holder, upon termination without cause, to exercise the vested portion of an option post-termination for up to ten years after the grant date (the life of the option). Option awards granted in the current period also include this provision. Effective September 30, 2011, the Company ceased using the simplified method for share-based compensation expense and now estimates the expected term for each award to approximate its contractual term. The Company determined the effect of the modification to be approximately $633,000, based upon the difference in the fair market value of the options immediately before and after the modification occurred. For the year ended June 30, 2013, the Company recorded modification charges to research and development and to general and administrative expenses of approximately $16,000 and $49,000, respectively. For the year ended June 30, 2012, the Company recorded modification charges to research and development and to general and administrative expenses of approximately $17,000 and $552,000, respectively.

On February 29, 2012, the Company’s former Chief Scientific Officer terminated his employment with the Company and became a consultant to the Company as its Chief Scientific Advisor effective March 1, 2012. As Chief Scientific Officer, this individual received on February 25, 2010 an option grant to purchase 500,000 shares of common stock at an exercise price of $0.87, of which 200,000 options were vested at the time employment ceased. As compensation for the prospective role of Chief Scientific Advisor, the 300,000 unvested options were allowed to continue to vest in accordance with the original terms of the option grant, which vested ratably on the anniversary of the date of grant over a five year service period. The fair market value of the non-employee portion of option grant was initially estimated at $234,000. Options granted to non-employees are required to be marked-to-market each reporting period and their value will fluctuate accordingly. The grant will continue to be expensed over the remainder of the original five year service period.

iBio, Inc.

Notes to Financial Statements

Warrants

In July 2012, the Company issued 100,000 fully vested warrants to a consultant as payment for investor relations services. These warrants have an exercise price of $1.00 per share and expire two years from the date of issuance. In October 2011, the Company issued 100,000 fully vested warrants to a consultant for investor relations services. These warrants have an exercise price of $2.00 per share and expire two years from the date of issuance. The grant date fair values of approximately $33,000 and $71,000, respectively, were determined using the Black-Scholes option pricing model with similar inputs to those used to value stock options, with the exception of the expected term.

14.	Income Taxes

The components of the provision for income taxes consist of the following (in thousands):

	For the Years Ended June 30,
	2013	2012
Current - Federal and state	$-	$-
Deferred - Federal	(2,447)	(2,802)
Deferred - State	(366)	(417)
Total	(2,813)	(3,219)
Change in valuation allowance	2,813	3,219
Income tax expense	$-	$-

The Company has deferred income taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,
	2013	2012
Deferred tax assets (liabilities):
Net operating loss	$10,856	$8,532
Share-based compensation	3,198	2,682
Research and development tax credits	737	400
Accounts payable amounts not currently deductible	-	140
Intangible assets	(56)	172
Vacation accrual	18	14
Other	-	-
Valuation allowance	(14,753)	(11,940)
Total	$-	$-

The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of realization of the deferred tax assets due to operating loss history of the Company. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

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

iBio, Inc.

Notes to Financial Statements

Federal and state net operating losses of approximately $28.9 and $17.7 million, respectively, are available to the Company as of June 30, 2013 and will expire at various dates through 2033. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company pursuant to Internal Revenue Code Section 382, though the Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. The Company has a research and development credit of approximately $737,000 at June 30, 2013.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended June 30,
	2013	2012
Statutory Federal income tax rate	34%	34%
State (net of Federal benefit)	6%	6%
Non-deductible expenses - change in fair value of derivative financial liability	3%	26%
Research and development tax credit	4%	7%
Non utilization of state operating loss (1)	-	(12)%
Other	(2)%	(4)%
Change in valuation allowance	(45)%	(57)%
Effective income tax rate	0%	0%

(1) During the year ended June 30, 2012, the Company ceased doing business in a state and received a tax clearance. As a result, the cumulative net operating losses are not being recognized in the audited financial statements.

The Company has not been audited by the Internal Revenue Service or any states in connection with income taxes. The Company files federal and state income tax returns subject to varying statutes of limitations. The 2008 through 2012 tax returns generally remain open to examination by federal and state tax authorities.

15.	Related Party Transactions

Fraunhofer - Shared Employee

From July 1, 2011 through February 29, 2012, the Company employed an executive of Fraunhofer as its Chief Scientific Officer. During this time, the Company had the following contractual arrangements in place with Fraunhofer:

•	The TTA, which requires the Company to make (1) semi-annual payments of $1 million for research and development services related to the commercialization of the Technology and (2) a minimum annual royalty payment, included in general and administrative expenses, of $200,000 to Fraunhofer. In addition, Fraunhofer is entitled to charge interest at the rate of prime plus 2% on certain unpaid balances. The interest expense for the year ended June 30, 2012 was approximately $0.1 million. The total expense recorded for the year ended June 30, 2012 was approximately $2.3 million. See Note 16 – Commitments and Contingencies for additional information.

•	In January 2011, the Company licensed its proprietary Technology to FioCruz/Bio-Manguinhos (“FioCruz”) of Brazil to develop, manufacture and sell certain vaccines. The Company engaged Fraunhofer as a contractor to provide the research and development services under license agreement to FioCruz on the Company’s behalf. The services are billed to FioCruz at Fraunhofer’s cost, so revenue is equivalent to expense and there is no profit. The revenue and expense for the year ended June 30, 2012 was approximately $1.3 million.

•	In December 2010, the Company and Fraunhofer entered into an approximately $1.7 million research services agreement to evaluate gene expression and protein production using the iBioLaunch platform. The expense recorded for the year ended June 30, 2012 was approximately $0.6 million.

iBio, Inc.

Notes to Financial Statements

•	In March 2011, the Company and Fraunhofer entered into an approximately $0.4 million research services agreement for the evaluation of the mechanism of immune-potentiating activity of lichenase (“LicKM”). The expense recorded for the year ended June 30, 2012 was approximately $0.3 million.

•	Pursuant to an agreement, Fraunhofer was required to reimburse the Company for certain costs incurred for patent protection of the Technology. The type and amount of costs to be reimbursed was an area of dispute between the parties. For the year ended June 30, 2012, the Company recorded a vendor concession of $0.1 million in general and administrative expenses to reduce the receivable to the agreed-upon settlement amount of approximately $0.2 million.

Research and Development Services Vendor

In January 2012, the Company entered into an agreement with a vendor in which iBio’s President is a minority stockholder. The vendor performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The transaction has been conducted on an arm’s length basis at market terms. The accounts payable balance includes amounts due to this vendor of approximately $93,000 and $64,000 as of June 30, 2013 and 2012, respectively. Research and development expenses related to this vendor were approximately $424,000 and $225,000 for the years ended June 30, 2013 and 2012, respectively.

Consulting Services by Board Member

In February 2012, the Company entered into a business development consulting agreement with a member of the Board of Directors. The six month agreement included monthly payments of $15,000 and 60,000 stock options which vested in six equal monthly installments of 10,000 options per month. The options have an exercise price of $0.93 per share and will expire ten years from the date of grant. The consulting expense, included in general and administrative expenses, for the years ended June 30, 2013 and 2012 was $15,000 and $75,000, respectively. Additionally, members of the Board of Directors receive $10,000 per year of cash compensation for their service to the Company.

16.	Commitments and Contingencies

The Company’s commitments and contractual obligations to Fraunhofer described below, which existed as of and for the year ended June 30, 2013, have been significantly altered as a result of the events described in Note 17 – Subsequent Events. See Note 17 for discussion of $3 million of commitments through December 31, 2015.

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

iBio, Inc.

Notes to Financial Statements

17.	Subsequent Events

iBioDefense Biologics LLC

In July 2013, the Company created a wholly-owned subsidiary called iBioDefense Biologics LLC (“iBioDefense”) to explore development and commercialization of defense-specific applications of its proprietary technology. iBioDefense currently has no assets, liabilities, revenues or expenses.

Expiration of August 2008 Warrants

In August 2013, approximately 5 million outstanding warrants, comprising those originally issued in August 2008 as part of the spin-off from Integrated BioPharma, Inc. and those issued subsequently in accordance with the anti-dilution provision, expired prior to being exercised.

Fraunhofer Settlement Agreement

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”), the significant terms of which are as follows:

•	The Company’s liabilities to Fraunhofer in the amount of approximately $2.9 million as of June 30, 2013 were released and terminated;

•	The term of the TTA has been extended by one year and will now expire on December 31, 2015;

•	The Company’s obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 was terminated and replaced with an obligation to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio prior to December 31, 2015;

•	The Company terminated and released Fraunhofer from the obligation to make further financial contributions toward the enhancement, improvement and expansion of iBio’s technology in an amount at least equal to the Guaranteed Annual Payments. In addition, the Company terminated and released Fraunhofer from the obligation to further reimburse iBio for certain past and future patent-related expenses;

•	The Company’s obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $200,000 was terminated. Instead the Company will be obligated to remit royalties to Fraunhofer only on technology license revenues that iBio actually receives and on revenues from actual sales by iBio of products derived from the Company’s technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million;

•	The rate at which the Company will be obligated to pay royalties to Fraunhofer on iBioLaunch and iBioModulator license revenues received was reduced from 15% to 10%; and

•	Any and all other claims of each party to any other amounts due at June 30, 2013 were mutually released.

The effect of the Settlement Agreement will be the elimination of approximately $2.9 million of liabilities from the Company’s books, as well as a $1 million reduction in prepaid expenses and an approximately $1.9 million positive impact on earnings resulting from the reversal of expenses accrued by the Company under the terms of the previous agreement, and will be reflected in the Company’s financial statements for the quarter ending September 30, 2013. As of September 2013, the Company has entered into research services agreements with Fraunhofer representing approximately $1.8 million of the $3 million commitment described above. Based on the timelines established between the parties upon signing of the agreements, this work is expected to be completed by late 2014.

