Form 10-K/A
period 2013-06-30
iBio, Inc.
filed 2013-10-04
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

EXPLANATORY NOTE

iBio, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission (“SEC”) on September 30, 2013 (the “Form 10-K”), for the sole purpose of furnishing a revised XBRL file which improves the accuracy of the data tags selected in accordance with the 2013 U.S. GAAP Financial Reporting Taxonomy.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

2

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits and Index

(1)	A list of the financial statements filed as part of this report is set forth in the index to financial statements at page F-1 and is incorporated herein by reference. *

(2)	An index of exhibits incorporated by reference or filed with this Report is provided below:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company *
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company *
3.3	First Amended and Restated Bylaws of the Company *
4.1	Form of Common Stock Certificate *
4.2	Form of Investor Warrant (2010) *
4.3	Form of Common Stock Purchase Warrant (2012) *
4.4	Form of Common Stock Purchase Warrant (2013) *
10.1	Form of Registration Rights Agreement (2010) *
10.2	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended *
10.3	Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. *
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	The following materials from iBio, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flow, and (v) Notes to Financial Statements +

*	Previously filed or furnished as an exhibit to the Company’s Form 10-K for the year ended June 30, 2013, filed with the SEC on September 30, 2013.

+	Furnished herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBio, Inc.
(Registrant)

Dated: October 4, 2013	/s/ Robert B. Kay
Robert B. Kay Executive Chairman (Principal Executive Officer)

Dated: October 4, 2013	/s/ Scott Kain
Scott Kain Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

4