Form 10-K/A
period 2013-06-30
iBio, Inc.
filed 2013-11-04
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☐

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

There were 64,192,095 shares of the registrant’s common stock issued and outstanding as of October 15, 2013.

EXPLANATORY NOTE

iBio, Inc. (the “Company”) is filing this Amendment No. 2 (this “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission (“SEC”) on September 30, 2013 (the “Form 10-K”) as subsequently amended by Amendment No. 1 filed with the SEC on October 4, 2013, for the sole purpose of including the information required by Part III of Form 10-K.

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-K.

Unless the context requires otherwise, references in this Form 10-K/A to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc. and its subsidiaries.

2

Table of Contents

		Page
	PART III

Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	12
Item 13.	Certain Relationships and Related Transactions, and Director Independence	14
Item 14.	Principal Accounting Fees and Services	18

	PART IV

Item 15.	Exhibits, Financial Statement Schedules	18

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The name, age, years of service on our board of directors, principal occupation and business experience and certain other information for each of our directors as of September 30, 2013 is set forth below

Name	Age	Years of Service on our Board of Directors

Robert B. Kay	73	Director since August 2008
Glenn Chang	65	Director since August 2008
Arthur Elliott, Ph.D.	77	Director since August 2010
Seymour Flug	78	Director since December 2012
General (Ret.) James T. Hill	67	Director since August 2008
John D. McKey, Jr.	70	Director since August 2008
Philip K. Russell, M.D.	81	Director since March 2010

The principal occupation, business experience and certain other information for each our directors is set forth below.

Robert B. Kay is our Executive Chairman and Chief Executive Officer and has served in these capacities since we became a publicly traded company in August 2008. Previously, Mr. Kay was a founder and senior partner of the New York law firm of Kay Collyer & Boose LLP, with a particular focus on mergers and acquisitions and joint ventures. Mr. Kay received his B.A. from Cornell University’s College of Arts & Sciences and his J.D. from New York University Law School. Mr. Kay oversees every aspect of our business in his role as executive chairman and chief executive officer. Given his years with the company and his prior experience, we believe that Mr. Kay has an excellent understanding of our business and the global markets in which we operate and those in which we anticipate operating in the future.

Glenn Chang is the Chief Financial Officer of Alma Bank, a New York headquartered bank with over $900 million of assets and 13 branches in the New York City Metropolitan area since late 2012. Before joining Alma, from 1999 to 2012, Mr. Chang served as a founder, Director, Chief Financial Officer and consultant to First American International Bank which is the largest locally owned Chinese American Bank. Prior to that he spent 20 years at Citibank, N.A as Vice President. Mr. Chang is a Certified Public Accountant. Mr. Chang’s extensive executive and financial leadership in his current and former positions and his training and experience as a Certified Public Accountant adds vital expertise to our board of directors and our Audit Committee in the form of financial understanding, business perspective and audit expertise. Mr. Chang is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

Arthur Y. Elliott, Ph.D. serves as a member of the American Association for Advancement of Science, American Society for Microbiology, and American Tissue Culture Association. Prior to retiring, Dr. Elliott spent 16 years with Merck & Co., serving ultimately as Executive Director of Biological Operations, Merck Manufacturing Division, responsible for the bulk manufacture, testing, release and registration of all biological products sold. Dr. Elliott also directed the manufacturing, process development, and other operations of North American Vaccine, Inc. for six years, and most recently served as consultant to Aventis (Sanofi Pasteur) Pharmaceutical Corporation in its design and implementation of new, highly automated manufacturing facilities for influenza vaccines. Dr. Elliott has served with the United States Department of Health and Human Services (“HHS”) in the Avian Influenza Pandemic Preparedness Program in Washington, D.C. as Senior Program Manager for the Antigen Sparing Project since 2006. The program involves the cooperation of three pharmaceutical companies and four government groups (NIH, CDC, United States Food and Drug Administration, and HHS). While at Merck, he worked closely with both Merck Research Laboratories and the Merck Vaccine Division to forecast the timely transfer of technology for new and improved products from the research laboratories through the manufacturing area and into the marketing division for sales introductions. He has served as a biological consultant to the World Health Organization, NIH, and The Bill & Melinda Gates Foundation. Dr. Elliott holds a Ph.D. in Virology from Purdue University, and an M.S. in Microbiology and a B.A. in Biology from North Texas State University. Dr. Elliot’s extensive experience and expertise with the manufacture of vaccines and therapeutics is particularly relevant to our business and our efforts to manufacture such products which in a key component of our business.

Seymour Flug prior to retiring was Chairman of the Board and CEO of Diners Club International and a Managing Director of Citibank.  Prior to joining Citibank, Mr. Flug served as Senior Vice President of Hess Oil Company.    Mr. Flug began his career as Certified Public Accountant at Deloitte & Touche, a predecessor to the firm now known as Deloitte.  Mr. Flug received his B.B.A from Baruch College.  Mr. Flug’s experience leading a multinational company and his experience as a certified public accountant allow him to offer us unique perspectives on global business opportunities, best business practices and additional audit expertise.  Mr. Flug is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

General (Ret.) James T. Hill was the Commander of the 4-Star United States Southern Command, reporting directly to the President and Secretary of Defense at the time of his retirement from active duty. As such he led all U.S. military forces and operations in Central America, South America and the Caribbean, worked directly with U.S. Ambassadors, foreign heads of state, key Washington decision-makers, foreign senior military and civilian leaders, developing and executing United States policy. His responsibilities included management, development and execution of plans and policy within the organization including programming, communications, manpower, operations, logistics and intelligence. General Hill’s experience implementing plans and policies within diverse geographic regions and his insights regarding the conduct of business affairs in Central and South America is a key resource for us.

John D. McKey, Jr. serves since 2003 as of counsel at McCarthy, Summers, Bobko, Wood, Sawyer & Perry, P.A. in Stuart, Florida, and previously was a partner from 1987 through 2003. From 1977 to 1987, Mr. McKey was a partner at Gunster Yoakley in Palm Beach, Florida. Mr. McKey received his B.B.A at the University of Georgia and his J.D. from the University Of Florida College Of Law. Mr. McKey’s extensive experience representing private and public companies operating in varied business sectors brings our board insights and acumen to best corporate practices and implementation of strategic and financial plans.

Philip K. Russell, M.D. served in the U.S. Army Medical Corps from 1959 to 1990, pursuing a career in infectious disease and tropical medicine research. Following his military service, Dr. Russell joined the faculty of Johns Hopkins University’s School of Hygiene and Public Health and worked closely with the World Health Organization as special advisor to the Children’s Vaccine Initiative. He was founding board member of the International AIDS Vaccine Initiative, and is an advisor to the Bill & Melinda Gates Foundation. He has served on numerous advisory boards of national and international agencies, including the Centers for Disease Control (“CDC”), the National Institutes of Health (“NIH”) and the Institute of Medicine. Dr. Russell is a past Chairman of the Albert B. Sabin Vaccine Institute. Dr. Russell’s extensive experience and expertise in the field of infectious diseases and his association with leading governmental and not-for-profit entities engaged in pioneering work throughout the world provides us with invaluable insights into priorities for these entities and business development opportunities for us.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and biographical information of our executive officers as of October 15, 2013:

Name	Age	Position Held With Us
Robert B. Kay	73	Executive Chairman and Chief Executive Officer
Robert L. Erwin	59	President
Scott Kain	36	Chief Financial Officer
Terence Ryan, Ph.D.	58	Chief Scientific Officer

The following are brief biographies of each executive officer:

Robert B. Kay has been our executive chairman and chief executive officer since we became a publicly traded company in August 2008. Mr. Kay was a founder and senior partner of the New York law firm of Kay Collyer & Boose LLP, with a particular focus on mergers and acquisitions and joint ventures. Mr. Kay received his B.A. from Cornell University’s College of Arts & Sciences and his J.D. from New York University Law School.

Robert L. Erwin has been our president since we became a publicly traded company in August 2008. Mr. Erwin led Large Scale Biology Corporation from its founding in 1988 through 2003, including a successful initial public offering in 2000, and continued as non-executive chairman until 2006. He served as chairman of Icon Genetics AG from 1999 until its acquisition by a subsidiary of Bayer AG in 2006. From 2004 through 2007, Mr. Erwin served as managing director of Bio-Strategic Directors LLC, providing consulting services to the life sciences industry. He is currently chairman of Novici Biotech, a private biotechnology company, and a director of Resolve Therapeutics. Mr. Erwin’s non-profit work focuses on applying scientific advances to clinical medicine, especially in the field of oncology. He is co-founder, president and director of the Marti Nelson Cancer Foundation, Oncology. Mr. Erwin received his B.S. in Zoology with honors and M.S. in Genetics from Louisiana State University.

Scott Kain has been our Chief Financial Officer since February 2013. Mr. Kain is a Certified Public Accountant in the Commonwealth of Pennsylvania who most recently served as the associate director of financial reporting at Enzon Pharmaceuticals, Inc., a NASDAQ listed company, where he was employed since 2011. In that capacity, Mr. Kain had principal responsibility for the preparation and filing of SEC periodic reports, technical accounting matters and oversight of Enzon’s internal controls over financial reporting in accordance with SOX 404 requirements. Additionally, while at Enzon, Mr. Kain also led the treasury and financial planning and analysis functions entailing oversight of the corporate cash management program and development of corporate operating and capital budgets. Prior to joining Enzon, Mr. Kain was employed from 2005 to 2010 at Sopherion Therapeutics LLC, a pre-IPO venture-backed biotechnology company, where he held financial and global operational management roles beginning as manager of financial reporting and ending as director of clinical supply chain. Mr. Kain began his career in public accounting in the assurance practice of Ernst & Young LLP. Mr. Kain earned a B.A. in Economics magna cum laude from Bucknell University and an M.S. in Accounting from the University of Virginia. He is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

Terence E. Ryan, Ph.D., has been our chief scientific officer since March 2012, and prior to that served as senior vice president since joining the Company in July 2010. Dr. Ryan previously served as assistant vice president, Systems Biology at Wyeth Pharmaceuticals (later Pfizer, Inc.) from 2007 to 2010, and director of Integrative Biology at GlaxoSmithKline from 2003 to 2007. He has also been director, Cell Biology at Celera Genomics from 2000 to 2003 and associate director of Cell Technologies and Protein Sciences at Regeneron Pharmaceuticals, Inc. Dr. Ryan received his A.B. in Biology from Princeton University, his M.S. and Ph.D. in Microbiology from Rutgers University and was a post-doctoral fellow in Molecular Virology at the University of Wisconsin.

CORPORATE GOVERNANCE

Board Committees

Our board of directors has the authority to appoint committees to perform certain management and administrative functions. Our board of directors has constituted audit, compensation and nominating committees.

Nominating Committee and Nomination Process

The Nominating Committee was formed to address general governance and policy oversight; succession planning; to identify qualified individuals to become prospective board members and make recommendations regarding nominations for our board of directors; to advise the board with respect to appropriate composition of board committees; to advise the board about and develop and recommend to the board appropriate corporate governance documents and assist the board in implementing guidelines; to oversee the annual evaluation of the board and our chief executive officer, and to perform such other functions as the board may assign to the committee from time to time. The Nominating Committee has a charter which is available on our website at www.ibioinc.com.  The Nominating Committee consists of three independent directors: Arthur Y. Elliott, Ph.D., (Nominating Committee Chairman), Glenn Chang and General James T. Hill.

Our directors take a critical role in guiding our strategic direction and oversee the management of our company. Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of our stockholders and personal integrity and judgment. In addition, directors must have time available to devote to board activities and to enhance their knowledge of the life sciences industry. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities.

Our board of directors believes given the diverse skills and experience required to grow our company that the input of all members of the Nominating Committee is important for considering the qualifications of individuals to serve as directors but does not have a diversity policy. Further, the Nominating Committee believes that the minimum qualifications for serving as our director are that a nominee demonstrate, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the board’s oversight of our business and affairs of and have an impeccable record and reputation for honest and ethical conduct in both his or her professional and personal activities. Whenever a new seat or a vacated seat on the board is being filled, candidates that appear to best fit the needs of the board and our company are identified and unless such individuals are well known to the board, they are interviewed and further evaluated by the Nominating Committee.  Candidates selected by the Nominating Committee are then recommended to the full board for their nomination to stockholders. The Nominating Committee recommends a slate of directors for election at the annual meeting. In accordance with NYSE MKT LLC rules, the slate of nominees is approved by a majority of the independent directors.

In carrying out its responsibilities, our board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of our First Amended and Restated Bylaws. Suggestions for candidates to be evaluated by the Nominating Committee must be sent to Secretary, iBio, Inc. 9 Innovation Way, Suite 100, Newark, DE 19711.

Audit Committee

The Audit Committee of the board of directors makes recommendations regarding the retention of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by our independent registered public accounting firm and the progress and results of their work, reviews our financial statements, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws and regulations. The Audit Committee reviews all services performed for us by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm's independence. The Audit Committee has a charter, which is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents. The Audit Committee charter is available on our website at www.ibioinc.com. The Audit Committee consists of two independent directors as determined by NYSE MKT LLC listing standards: Glenn Chang (Audit Committee Chairman) and Seymour Flug. Mr. Chang and Mr. Flug are each qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

Compensation Committee

The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our senior executive officers, administers our equity incentive plan and other benefit plans, and considers other matters as may, from time to time, be referred to them by our board of directors.  The Compensation Committee has a charter which is available on our website at www.ibioinc.com.  The members of the Compensation Committee are General James T. Hill (Compensation Committee Chairman), Arthur Y. Elliott, Ph.D. and Philip K. Russell, M.D.

Board Leadership Structure and Role in Risk Oversight

Our chief executive officer also serves as the executive chairman of our board of directors. We do not have a lead independent director. Our executive chairman, when present, presides over all meetings of our board. We believe this leadership structure is appropriate for our Company at this time because (1) of our size, (2) of the size of our bard, (3) our chief executive officer is responsible for our day-to-day operation and implementing our strategy, and (4) discussion of developments in our business and financial condition and results of operations are important parts of the discussion at meetings of our board of directors and it makes sense for our chief executive officer to chair those discussions.

Our board of directors oversees our risk management. This oversight is administered primarily through the following:

•	Our board’s review and approval of our business strategy, including the projected opportunities and challenges facing our business;

•	At least quarterly review of our business developments and financial results;

•	Our Audit Committee’s oversight of our internal controls over financial reporting and its discussions with management and the independent registered public accountants regarding the quality and adequacy of our internal controls and financial reporting; and

•	Our board’s review and recommendations regarding our executive officer compensation and its relationship to our business objectives and goals.

Meetings of the Board of Directors and Committees

During the fiscal year ended June 30, 2013, the board of directors held five meetings in person or by telephone and acted by unanimous written consent on two occasions and the Audit Committee held four meetings in person or by telephone. No meetings in person or by telephone were held and no actions were taken by either the Nominating Committee or Compensation Committee as matters addressable by such committees were considered and approved by the full board. Between meetings, members of the board of the directors are provided with information regarding our operations and are consulted on an informal basis with respect to pending business. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the total number of meetings of the committees on which such director serves.

Although we do not have a policy with regard to board members’ attendance at our annual meetings of stockholders, all of the directors are encouraged to attend such meetings.

Stockholder Communications with the Board of Directors

Interested parties may communicate with the board of directors or specific members of the board of directors, including the independent directors and the members of the Audit Committee, by submitting correspondence addressed to the Board of Directors of iBio, Inc. c/o any specified individual director or directors at 9 Innovation Way, Suite 100, Newark, Delaware 19711. Any such correspondence will be forwarded to the indicated directors.

Code of Ethics

We have adopted a written code of ethics within the meaning of Item 406 of SEC Regulation S-K, which applies to all of our employees, including our principal executive officer and our chief financial officer, a copy of which can be found on our website at www.ibioinc.com. If we make any waivers or substantive amendments to the code of ethics that are applicable to our principal executive officer or our chief financial officer, we will disclose the nature of such waiver or amendment in a Current Report on Form 8-K in a timely manner. No waivers from any provision of our policy have been granted.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our principal executive officer, principal financial officer and our two other most highly compensated executive officers who were serving as executive officers. at June 30, 2013, the end of our last completed fiscal year. We refer to the executive officers identified in this table as our “named executive officers”.

Name and Principal Position	Fiscal Year	Salary		Bonus	Option Awards (1)	Total
Robert B. Kay	2013	$300,000		$-0-	$289,288	$589,288
Executive Chairman	2012	300,000		-0-	508,888	808,888

Scott Kain	2013	67,500	(2)	-0-	58,006	125,506
Chief Financial Officer	2012	-0-		-0-	-0-	-0-

Douglas J. Beck, CPA	2013	158,125	(3)	-0-	-0-	158,125
Former Chief Financial Officer	2012	165,000		-0-	-0-	165,000

Robert Erwin	2013	230,000		-0-	289,288	519,288
President	2012	237,500		-0-	508,888	746,388

Terence E. Ryan, Ph.D.	2013	200,000		-0-	-0-	200,000
Chief Scientific Officer	2012	187,500		-0-	169,600	357,100

(1)	This column shows the grant date fair value of awards computed in accordance with share-based compensation accounting rules (ASC Topic 718). A discussion of assumptions used in calculating award values for the years ended June 30, 2013 and 2012 may be found in Note 13 – Share-Based Compensation of the audited financial statements in our Annual Report on Form 10-K for the year ended June 30, 2013.
(2)	Mr. Kain’s employment commenced on February 18, 2013 with an annual salary of $180,000.
(3)	Mr. Beck’s employment ended on March 15, 2013. The amount shown includes severance payments through June 15, 2103.

Outstanding Equity Awards at Fiscal Year-Ending June 30, 2013

The following table shows information regarding unexercised stock options held by our named executive officers as of June 30, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options	Exercise Price	Expiration Date	Market Value (1)
Robert B. Kay (2)	250,000	$0.20	2/13/19		$55,000
Robert B. Kay (2)	250,000	$0.66	8/10/19	$	N/A
Robert B. Kay (2)	300,000	$1.73	8/16/20	$	N/A
Robert B. Kay (3)	500,000	$3.07	12/30/20	$	N/A
Robert B. Kay (4)	500,000	$3.07	12/30/20	$	N/A
Robert B. Kay (2)	300,000	$1.96	10/21/21	$	N/A
Robert B. Kay (5)	300,000	$1.10	7/24/22	$	N/A
Scott Kain (6)	100,000	$0.66	2/18/23	$	N/A
Douglas J. Beck (7)	100,000	$2.69	5/3/21	$	N/A
Robert L. Erwin (2)	250,000	$0.20	2/13/19		$55,000
Robert L. Erwin (2)	250,000	$0.66	8/10/19	$	N/A
Robert L. Erwin (2)	300,000	$1.73	8/16/20	$	N/A
Robert L. Erwin (2)	300,000	$1.96	10/21/21	$	N/A
Robert L. Erwin (5)	300,000	$1.10	7/24/22	$	N/A
Terence E. Ryan, Ph.D. (8)	100,000	$1.38	7/14/20	$	N/A
Terence E. Ryan, Ph.D. (8)	100,000	$1.96	10/21/21	$	N/A

(1)	The market value for each award is based upon the closing stock price of $0.42 per share of common stock on June 30, 2013, less the exercise price of the option.
(2)	Options vest in five equal annual installments on the anniversary date of grant.
(3)	Options vested on July 1, 2011.
(4)	Options vested on July 1, 2012.
(5)	Options vest in four equal annual installments on the anniversary date of grant.
(6)	Options vest in three equal annual installments on the anniversary date of grant.
(7)	Mr. Beck ceased to be an executive officer of iBio on February 21, 2013. No options were exercised prior to expiring in connection with the termination of Mr. Beck’s service to the Company.
(8)	Options vest in two equal annual installments on the anniversary date of grant.

Employment Agreements

As of June 30, 2013, we did not have any employment contracts or other similar agreements or arrangements with any of our named executive officers or any director serving on the board of directors

Equity Incentive Plan

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. Under the provisions of the Plan, the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the board of directors. Vesting of awards occurs ratably on the anniversary of the grant date over the service period as determined at the time of grant.

Director Compensation

Compensation for our non-employee directors has historically consisted of a grant of stock options vesting over a three-year period and additional cash compensation. We do not have a fixed policy with respect to this compensation, but the compensation is generally equal for each non-employee director except in cases where a director assumes additional responsibilities above and beyond standard board service. Directors who are also our employees receive no additional compensation for their services as directors.

Director Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for services to the Company during the fiscal year ended June 30, 2013:

Name	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total
General James T. Hill	$25,000	$57,858	$82,858
Glenn Chang	10,000	57,858	67,858
John D. McKey	10,000	57,858	67,858
Philip K. Russell, M.D.	10,000	57,858	67,858
Arthur Elliot	10,000	57,858	67,858
Jules Müsing (3)	20,000	57,858	77,858
Seymour Flug (4)	5,350	37,932	43,282

(1)	This column shows the grant date fair value of awards computed in accordance with share-based compensation accounting rules (ASC Topic 718). A discussion of assumptions used in calculating award values for the year ended June 30, 2013 may be found in Note 13 – Share-Based Compensation of the audited financial statements in our Annual Report on Form 10-K for the year ended June 30, 2013.
(2)	The aggregate number of stock options outstanding for each non-employee director was as follows: Gen. Hill 270,000; Mr. Chang 270,000; Mr. McKey 370,000; Dr. Russell 180,000; Dr. Elliott 180,000; Mr. Müsing 100,000; and Mr. Flug 60,000.
(3)	Mr. Müsing served as a director from July 2011 to December 2012. Additionally, Mr. Musing was engaged by the Company in February 2012 for a six month term to provide business development consulting services. The consulting arrangement provided for compensation at the rate of $15,000 per month. As additional compensation for the consulting services, Mr. Musing was awarded options to purchase 60,000 shares of common stock at an exercise price of $0.93 per share, the closing stock price on the date the options were issued. These non-employee options vested in six equal monthly installments of 10,000 and expire in ten years. The cash compensation in the amount of $20,000 paid to Mr. Musing during the year ended June 30, 2013, was comprised of consulting compensation in the amount of $15,000 and $5,000 for board service from July 2012 until his resignation in December 2012.
(4)	Mr. Flug was elected to our board of directors in December 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of October 15, 2013:

•	each person who is known by us to be the beneficial owner of 5% or more of our outstanding common stock;
•	each of our directors including our chief executive officer;
•	each of our other named executive officers; and
•	all of our current executive officers and directors as a group.

Except as otherwise noted in the footnotes below, to our knowledge, each of the persons named in this table has sole voting and investment power with respect to the securities indicated as beneficially owned.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percent of Shares Beneficially Owned (2)

5% Stockholders

Eastern Capital Limited	23,744,000	(3)	36.0%
E. Gerald Kay	5,945,695	(4)	9.3%
Carl DeSantis	6,159,463	(5)	9.6%

Directors

Robert B. Kay	2,950,962	(6)	4.5%
Glenn Chang	222,151	(7)	*
Arthur Y. Elliott, Ph.D.	119,601	(8)	*
John McKey, Jr.	795,559	(9)	1.2%
Seymour Flug	-0-		*
General James T. Hill	235,000	(10)	*
Philip K. Russell, M.D.	119,601	(10)	*
Jules A. Müsing	100,000	(11)	*

Other Executive Officers

Robert L. Erwin	920,000	(10)	1.4%
Douglas J. Beck, CPA	100,000	(12)	*
Terence E. Ryan, Ph.D.	166,000	(10)	*
Scott Kain	-0-		*

All current directors and executive officers as a group (10 persons)	5,519,874	(13)	8.1%

*	Represents less than 1% of outstanding shares.
(1)	The address of Eastern Capital Limited (“Eastern”) is Box 31363, Grand Cayman, E9 KY1 1206. The address of E. Gerald Kay is c/o Integrated BioPharma, Inc., 225 Long Avenue, Box 278, Hillside, New Jersey 07205. The address of Carl DeSantis is c/o CDS International Holdings, Inc., 3299 NW 2nd Avenue, Boca Raton, FL 33431. The address of each of our directors and executive officers is c/o iBio, Inc., 9 Innovation Way, Suite 100, Newark, Delaware 19711.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of our common stock. On October 15, 2013, there were 64,192,095 shares of common stock outstanding. Shares of common stock issuable under warrants or stock options that are exercisable within 60 days after October 15, 2013 are deemed outstanding and are included for purposes of computing the number of shares owned and percentage ownership of the person holding the warrants or option but are not deemed outstanding for computing the percentage ownership of any other person.
(3)	Consists of 21,960,000 shares of common stock and warrants to purchase 1,784,000 shares of common stock held by Eastern. This information is based solely on information set forth in a Schedule 13D/A Amendment No. 3 filed with the SEC on October 18, 2013 by Eastern, Portfolio Services Ltd. and Kenneth B. Dart.
(4)	Consists of 5,945,695 shares of common stock. This information is based solely on information set for forth in a Schedule 13D filed with the SEC on June 13, 2013 by E. Gerald Kay and EGK, LLC. The number of shares of common stock beneficially owned by these entities may have changed since the filing of the Schedule 13D.
(5)	Consists of 6,159,463 shares of common stock. This information is based solely on information set forth in a Schedule 13D/A Amendment No. 1 filed with the SEC on September 9, 2013 by Carl DeSantis, the DeSantis Revocable Trust, CD Financial LLC. The number of shares of common stock beneficially owned by these entities may have changed since the filing of the Schedule 13D/A.
(6)	Includes (i) 819,629 shares of common stock held by EVJ LLC, of which Mr. Kay is the manager, and (ii) 1,920,000 shares of common stock underlying stock options held by Mr. Kay.
(7)	Includes 210,001 shares of common stock underlying vested stock options.
(8)	All shares listed are shares of common stock underlying vested stock options
(9)	Includes 310,001 shares of common stock underlying vested stock options
(10)	Includes 210,000 shares of common stock underlying vested stock options.

(11) Mr. Müsing resigned from our board of directors in December 2012. All shares listed are shares of common stock underlying options that were vested at the date of Mr. Musing’s resignation from the board.

(12)	Mr. Beck ceased being an executive officer on February 21, 2013. The shares listed reflect those shares issuable upon exercise of stock options that were vested at the date of Mr. Beck’s departure. These stock options have subsequently lapsed without exercise.
(13)	Includes 3,975,204 shares of common stock underlying vested stock options.

Equity Compensation Plans

The following table provides information regarding the status of the Plan at June 30, 2013:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Remaining Weighted-Average Exercise Price of Outstanding Options	Number of Options Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the previous columns)
Equity compensation plan approved by stockholders	6,760,000	$1.45	3,240,000

Equity compensation plans not approved by stockholders	—	—	—

Total	6,760,000	$1.45	3,240,000

Item 13. Certain Relationships and Related Transactions and Director Independence.

Director Independence

Our board of directors has determined that Messrs. Chang, Flug and McKey, Drs. Elliott and Russell and General Hill are each “independent directors” as such term is defined in Section 803 of the New York Stock Exchange MKT Company Guide.

Policies and Procedures for Related Person Transactions

The policy our board of directors is to review with management and our independent registered public accounting firm any related party transactions brought to the board’s attention which could reasonably be expected to have a material impact on our financial statements. The Company’s practice is for management to present to the board of directors each proposed related party transaction, including all relevant facts and circumstances relating thereto, and to update the board of directors as to any material changes to any approved related party transaction. In connection with this requirement, each of the transactions or relationships disclosed below were disclosed to and approved by our board of directors. In addition, transactions involving our directors and their affiliated entities were disclosed and reviewed by our board of directors in its assessment of our directors’ independence requirements.

Research and Development Services Vendor

In January 2012, the Company entered into an agreement with a vendor in which Robert Erwin, our President is a minority stockholder. The vendor performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The transaction has been conducted on an arm’s length basis at market terms. In the fiscal year ending June 30, 2013, we incurred expenses in the approximate amount of $424,000 with respect to services rendered by this vendor.

Consulting Services by Board Member

In February 2012, the Company entered into a business development consulting agreement with Jules Müsing, Mr. Müsing served on our board of directors from July 2011 to December 2012. The six month agreement included cash payments in the amount of $15,000 per month and equity compensation of 60,000 stock options which vested over the term of the consulting agreement in six equal monthly installments of 10,000 options per month. The options, which remain outstanding, have an exercise price of $0.93 per share and will expire ten years from the date of grant. The business development consulting fees paid to Mr. Müsing were in addition to fees in the amount of $10,000 per year that he received for his service on the board. In the fiscal year ending June 30, 2103, fees payable to Mr. Müsing amounted to $20,000 of which $15,000 related to the business development consulting services and $5,000 related to his service on our board of directors.

Fraunhofer - Shared Employee

From July 1, 2011 through February 29, 2012, the Company employed as our Chief Scientific Officer an executive of Fraunhofer Center for Molecular Biology (“Fraunhofer”). During this time, we were a party to a number of agreements with Fraunhofer including:

•	a Technology Transfer Agreement initially effective January 2004, as subsequently amended;
•	an agreement by and among us, Fraunhofer and FioCruz/BioManguinhos entered into in January 2011;
•	a research services agreement entered into by us and Fraunhofer in December 2010;
•	a research services agreement entered into by us and Fraunhofer in March 2011; and
•	a patent expense sharing agreement entered into by us and Fraunhofer in February 2010.

More specifically, during the fiscal year ended June 30, 2012:

•	The Technology Transfer Agreement, provided, among other things, that the Company would remit to Fraunhofer (1) semi-annual payments of $1 million for research and development services rendered by Fraunhofer related to the commercialization of our iBioLaunch and iBioModulator technology platforms and (2) a minimum annual royalty payment in the amount $200,000. Interest at the rate of prime plus 2% on certain unpaid balances was charged by Fraunhofer. The interest expense for the year ended June 30, 2012 was approximately $0.1 million. The total expense recorded for the year ended June 30, 2012 was approximately $2.3 million.

•	Pursuant to the agreement among us, Fraunhofer and FioCruz, we engaged Fraunhofer as a contractor to fulfill our obligation to FioCruz to provide to it certain research and development services. The services were billed to FioCruz at Fraunhofer’s cost and we recognized revenue from FioCruz for the provision of the research services to it and an offsetting equivalent expense for amounts due from us to Fraunhofer for the services rendered. The revenue and expense for the year ended June 30, 2012 was approximately $1.3 million.

•	We incurred expenses for the year ended June 30, 2012 in the approximate amount of $0.6 million pursuant to the research services agreement we entered into with Fraunhofer in December 2010 that allowed us to evaluate gene expression and protein production using the iBioLaunch platform.

•	We incurred expenses for the year ended June 30, 2012 in the approximate amount of $0.3 million pursuant to the research services agreement we entered into with Fraunhofer in March 2011 that allowed us to evaluate the mechanism of immune-potentiating activity of lichenase, a key element of our iBioModulator platform.

•	Pursuant to the patent expense sharing agreement, Fraunhofer was required to reimburse the Company for certain costs incurred for patent protection of our iBioLaunch and iBioModulator technology. The type and amount of costs to be reimbursed was an area of dispute between the parties. For the year ended June 30, 2012, the Company recorded a vendor concession of $0.1 million in general and administrative expenses to reduce the receivable to an agreed-upon settlement amount of approximately $0.2 million.

While our employment of the Fraunhofer executive has terminated, we remain a party to a number of agreements with Fraunhofer and in September 2013 entered into an agreement with Fraunhofer that materially modified certain of the terms of the Technology Transfer Agreement and patent expense sharing agreement and impacted both historical and future amounts due from us to Fraunhofer and from Fraunhofer to us.

Limitation of Liability of Officers and Directors and Indemnification

Our certificate of incorporation, as amended, provides for indemnification of our officers and directors to the extent permitted by Delaware law, which generally permits indemnification for actions taken by officers or directors as our representatives if the officer or director acted in good faith and in a manner he or she reasonably believed to be in the best interest of the corporation.

As permitted under Delaware law, the By-laws contain a provision indemnifying directors against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by them in connection with an action, suit or proceeding if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of our Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful.

Historical Relationship with Integrated BioPharma, Inc.

We were a subsidiary of Integrated BioPharma, Inc. (“Integrated BioPharma”) from February 21, 2003 until August 18, 2008. On that date, Integrated BioPharma spun off iBio in a transaction that was intended to be a tax free distribution to Integrated BioPharma and its U.S. stockholders. As part of that transaction, we entered into a number of agreements with Integrated BioPharma including an indemnification and insurance matters agreement and a tax responsibility allocation agreement. Messrs. E. Gerald Kay and Carl DeSantis, affiliates of Integrated BioPharma, were in 2008 and continue to remain beneficial holders of more than 5% of our common stock. The agreements are described below.

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
•

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

Tax Responsibility Allocation Agreement

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

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to us by CohnReznick LLP:

	For the Year Ended June 30,
	2013		2012
Audit Fees	$193,000	(1)	$188,400	(2)
Audit-related Fees	—		—
Tax Fees	11,200		13,000	(3)
Other Fees	—		—
Total Fees	$204,200		$201,400

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees we paid CohnReznick LLP for professional services for the audit of our financial statements included in our Annual Reports on Form 10-K, review of our financial statements included in our Quarterly Reports on Form 10-Q and services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of our documents filed with the Securities and Exchange Commission.

(1)	Includes fees for comfort letters issued in connection with the January 2013 At-the-Market equity offering and the April 2013 issuance and sale of units, as well as fees for attending the annual stockholders’ meeting.
(2)	Includes fees for filing of Registration Statements, including a comfort letter, Form S-8 for registering the Company’s stock option plan and attending the annual stockholders’ meeting.
(3)	Includes additional fees for tax compliance and research for the year ended June 30, 2012.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits and Index

(1)	A list of the financial statements filed as part of this report is set forth in the index to financial statements at page F-1 and is incorporated herein by reference. *

(2)	An index of exhibits incorporated by reference or filed with this Report is provided below:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company *
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company *
3.3	First Amended and Restated Bylaws of the Company *
4.1	Form of Common Stock Certificate *
4.2	Form of Investor Warrant (2010) *
4.3	Form of Common Stock Purchase Warrant (2012) *
4.4	Form of Common Stock Purchase Warrant (2013) *
10.1	Form of Registration Rights Agreement (2010) *
10.2	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended *
10.3	Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. *+
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ***
31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ***
32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***
101	The following materials from iBio, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Operations, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flow, and (v) Notes to Financial Statements **

*	Previously filed or furnished as an exhibit to the Company’s Form 10-K for the year ended June 30, 2013, filed with the SEC on September 30, 2013.
**	Previously filed as an exhibit to the Company’s Form 10-K for the year ended June 30, 2013, filed with the SEC on October 4, 2013.
***	Filed herewith.
+	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBio, Inc.
(Registrant)

Dated: November 4, 2013	/s/Robert B. Kay
Robert B. Kay
Executive Chairman
(Principal Executive Officer)

Dated: November 4, 2013	/s/Scott Kain
Scott Kain
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

