Form 10-Q
period 2013-09-30
iBio, Inc.
filed 2013-11-14
CIK 1420720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
_________________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Shares of Common Stock outstanding as of October 31, 2013:	64,442,095

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

iBio, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30, 2013 (Unaudited)	June 30, 2013 (See Note 2)
Assets
Current assets:
Cash	$3,444	$4,414
Accounts receivable - trade	1,007	1,007
Prepaid expenses and other current assets	194	1,214
Total current assets	4,645	6,635

Fixed assets, net of accumulated depreciation of $21 and $20 as of September 30, 2013 and June 30, 2013, respectively	5	6
Intangible assets, net of accumulated amortization	2,685	2,713
Total assets	$7,335	$9,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (related party of $109 and $93 as of September 30, 2013 and June 30, 2013, respectively)	$1,313	$2,401
Accrued expenses	340	1,885
Warrant derivative liability	-	-
Total liabilities	1,653	4,286

Commitments and contingencies

Stockholders’ equity:
Preferred stock - no par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2013 and June 30, 2013	-	-
Common stock - $0.001 par value; 100,000,000 shares authorized; 56,692,095 shares issued and outstanding as of September 30, 2013 and June 30, 2013, respectively	57	57
Additional paid-in capital	42,782	42,547
Accumulated deficit	(37,157)	(37,536)
Total stockholders’ equity	5,682	5,068
Total liabilities and stockholders’ equity	$7,335	$9,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
 (Unaudited; In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2013	2012

Revenues	$-	$390

Operating expenses:
Research and development (related party of $153 and $95 for the three months ended September 30, 2013 and 2012, respectively)	552	1,177
Research and development – effect of Settlement Agreement (Note 6)	(1,041)	-
General and administrative	949	1,023
General and administrative – effect of Settlement Agreement (Note 6)	(700)	-
Total operating expenses	(240)	2,200

Operating income (loss)	240	(1,810)

Other income (expense):
Interest income	2	4
Interest expense	-	(15)
Interest expense – effect of Settlement Agreement (Note 6)	122	-
Royalty income	15	11
Change in fair value of warrant derivative liability	-	(241)

Net income (loss)	$379	$(2,051)

Earnings (loss) per common share - basic	$0.01	$(0.04)
Earnings (loss) per common share - diluted	$0.01	$(0.04)

Weighted-average common shares outstanding - basic	56,692	47,767
Weighted-average common shares outstanding - diluted	60,626	47,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
 (Unaudited; In thousands)

	Three Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$379	$(2,051)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	235	454
Amortization	87	82
Depreciation	1	-
Change in fair value of warrant derivative liability	-	241
Changes in operating assets and liabilities	(1,613)	(16)
Net cash used in operating activities	(911)	(1,290)

Cash flows from investing activities:
Additions to intangible assets	(59)	(58)
Net cash used in investing activities	(59)	(58)

Net decrease in cash	(970)	(1,348)
Cash at beginning of period	4,414	5,624
Cash at end of period	$3,444	$4,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Nature of Business

iBio, Inc. and Subsidiary (“iBio” or the “Company”) is a biotechnology company focused on the commercialization of its proprietary plant-based protein expression technologies - the iBioLaunch™ platform for vaccines and therapeutic proteins and the iBioModulator™ platform for vaccine enhancement – and on developing and commercializing select product candidates derived from the iBioLaunch platform. The advantages of iBio’s technology include the ability to manufacture therapeutic proteins that are difficult or commercially infeasible to produce with conventional methods, reduced production time, and lower capital and operating costs for biopharmaceuticals. iBio was established as a public company in August 2008 as the result of a spinoff from Integrated BioPharma, Inc. The Company operates in one business segment under the direction of its Executive Chairman, and its operations and assets currently reside exclusively in the United States. In July 2013, the Company created a wholly-owned subsidiary called iBioDefense Biologics LLC (“iBioDefense”) to explore development and commercialization of defense-specific applications of its proprietary technology. iBioDefense has had no activity through September 30, 2013.

2.    Basis of Presentation

Going Concern
Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of September 30, 2013, the Company’s accumulated deficit was approximately $37.2 million, and it had cash used in operating activities of $0.9 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively. The Company has historically financed its activities through the sale of common stock and warrants. Through September 30, 2013, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, advancing its intellectual property, and general and administrative activities. Cash on hand as of September 30, 2013 of $3.4 million, plus approximately $3.1 million of warrant exercise proceeds and $0.5 million of private placement proceeds discussed in Note 14 – Subsequent Events, is expected to support the Company’s activities through the quarter ending December 31, 2014.

The history of significant losses, the negative cash flow from operations, the limited cash resources currently on hand and the dependence by the Company on its ability - about which there can be no certainty - to obtain additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

The Company plans to fund its future business operations using cash on hand, through proceeds from the sale of additional equity or other securities and through proceeds realized in connection with license and collaboration arrangements. The Company cannot be certain that such funding will be available on favorable terms, or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on favorable terms, it may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for its technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize; or d) possibly cease operations. See Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 for a more detailed discussion of risks.

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, from which the accompanying balance sheet dated June 30, 2013 was derived.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated as part of the consolidation.

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

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Depreciation and amortization expenses have been separated in the accompanying condensed statements of cash flows.

3.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of the Notes to Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2013.

4.    Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2013 and June 30, 2013 due to their short-term nature. The warrant derivative liability is carried on the condensed balance sheets at fair value, which was $-0- as of September 30, 2013 and June 30, 2013. See Note 7 - Warrant Derivative Liability for additional information.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 18 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the three months ended September 30, 2013 and 2012.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	September 30, 2013	June 30, 2013
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	1,928	1,869
	5,028	4,969
Intellectual property – accumulated amortization	(1,504)	(1,465)
Patents – accumulated amortization	(839)	(791)
	(2,343)	(2,256)
Net intangible assets	$2,685	$2,713

Amortization expense was approximately $87,000 and $82,000 for the three months ended September 30, 2013 and 2012, respectively.

6.    Significant Vendor

As of September 30, 2013, Fraunhofer continued to be the Company’s most significant vendor. The accounts payable balance includes amounts due to Fraunhofer of approximately $1.0 million and $2.2 million as of September 30, 2013 and June 30, 2013, respectively. In addition, the accrued expenses balance includes amounts due to Fraunhofer of approximately $0.1 million and $1.7 million as of September 30, 2013 and June 30, 2013, respectively. The Company is charged interest by Fraunhofer on certain outstanding balances at the rate of prime plus 2%. For the three months ended September 30, 2013 and 2012, research and development expenses related to Fraunhofer were approximately ($0.8) million and $0.9 million, respectively.

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”), the significant terms of which are as follows:

⋅	The Company’s liabilities to Fraunhofer in the amount of approximately $2.9 million as of June 30, 2013 were released and terminated;

⋅	The term of the TTA has been extended by one year and will now expire on December 31, 2015;

⋅
The Company’s obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (the “Guaranteed Annual Payments”) was terminated and replaced with an obligation to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio prior to December 31, 2015. See Note 13 – Commitments and Contingencies for additional information;

⋅
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

⋅
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

⋅	The rate at which the Company will be obligated to pay royalties to Fraunhofer on iBioLaunch and iBioModulator license revenues received was reduced from 15% to 10%; and

⋅	Any and all other claims of each party to any other amounts due at June 30, 2013 were mutually released.

The effect of the Settlement Agreement was the elimination of approximately $1.7 million of accrued expenses and $1.2 million of accounts payable from the Company’s books, as well as a $1 million reduction in prepaid expenses and an approximately $1.9 million positive impact on earnings resulting from the reversal of expenses incurred by the Company under the terms of the previous agreement. This $1.9 million is composed of credits of $1.04 million, $0.7 million, and $122,000 to research and development expenses, general and administrative expenses and interest expense, respectively.

7.    Warrant Derivative Liability

In August 2013, approximately 5.0 million of the Company’s outstanding warrants expired. These warrants were issued in August 2008 (the “August 2008 Warrants”) as part of a private placement completed concurrently with the spin-off from Integrated BioPharma, Inc., and they contained an anti-dilution provision which was accounted for separately as a derivative liability and measured at fair value on a recurring basis. Changes in fair value were charged to other income or expense, as appropriate. The fair value of the warrant derivative liability was determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. Using the Black-Scholes option pricing model, the Company developed its own assumptions based on observable inputs and available market data to support the reported fair value of $-0- as of June 30, 2013.

The following table summarizes the inputs and assumptions used to calculate the fair value of the warrant derivative liability:

June 30,
2013
Common stock price	$0.42
Exercise price	$1.53 - $1.97
Risk-free interest rate	0.04%
Dividend yield	0%
Volatility	97.9%
Remaining contractual term (in years)	0.2

8.    Stockholders’ Equity

Preferred Stock
The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of September 30, 2013, there were no shares of preferred stock issued and outstanding.

Common Stock
As of September 30, 2013, the Company was authorized to issue up to 100 million shares of common stock, of which approximately 56.7 million shares were issued and outstanding. As of September 30, 2013, the Company had reserved up to 10 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 20.4 million shares of common stock for the exercise of warrants.

Warrants
The Company has historically financed its operations through the sale of common stock and warrants, sold together as units. The following table summarizes all warrant activity for the three months ended September 30, 2013:

	Warrants	Weighted- average Exercise Price
Outstanding as of June 30, 2013	25,395,940	$1.23
Expired – August 2008 Warrants	(4,987,279)	$1.75
Outstanding as of September 30, 2013	20,408,661	$1.10	(1)

Exercisable as of September 30, 2013	20,408,661	$1.10	(1)

(1)  See Note 14 - Subsequent Events for additional information.

9.    Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) allocated to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings per common share, the denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and warrants using the treasury stock method. The following table summarizes the components of the earnings (loss) per common share calculation (in thousands, except per share amounts):

	Three Months Ended September 30,
	2013		2012
Earnings (Loss) Per Common Share – Basic:
Net income (loss)	$379		$(2,051)

Weighted-average common shares outstanding	56,692		47,767

Basic earnings (loss) per share	$0.01		$(0.04)

Earnings (Loss) Per Common Share – Diluted:
Net income (loss)	$379		$(2,051)

Weighted-average common shares outstanding	56,692		47,767
Weighted-average incremental shares related to assumed exercise of stock options and warrants using the treasury stock method	3,934	(1)	-	(2)
Weighted-average common shares outstanding and common share equivalents	60,626		47,767

Diluted earnings (loss) per share	$0.01		$(0.04)

(1)  As of September 30, 2013, shares issuable which could potentially dilute future earnings included approximately 8.1 million stock options and 20.4 million warrants.
(2)  For the three months ended September 30, 2012, the Company incurred a net loss which cannot be diluted, therefore basic and diluted loss per common share are the same. As of September 30, 2012, shares issuable which could potentially dilute future earnings included approximately 6.6 million stock options and 21.0 million warrants.

10.         Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,
	2013	2012
Research and development	$18	$132
General and administrative	217	322
Total	$235	$454

Stock Options
On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. Under the provisions of the Plan, the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. As of September 30, 2013, there were approximately 1.9 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

The following table summarizes all stock option activity during the three months ended September 30, 2013:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2013	6,760,000	$1.45	7.5	$161
Granted	1,290,000	$0.49
Outstanding as of September 30, 2013	8,050,000	$1.30	7.6	$176
Vested and expected to vest as of September 30, 2013	7,952,667	$1.31	7.6	$176

Exercisable as of September 30, 2013	4,859,204	$1.52	6.8	$176

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2013 was $0.44 per share. As of September 30, 2013, there was approximately $2.2 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.7 years.

Warrants
In July 2012, the Company issued 100,000 fully vested warrants to a consultant as payment for investor relations services. These warrants have an exercise price of $1.00 per share and expire two years from the date of issuance. The grant date fair value of approximately $33,000 was determined using the Black-Scholes option pricing model with similar inputs to those used to value stock options.

11. Related Party Transactions

In January 2012, the Company entered into an agreement with a vendor in which iBio’s President is a minority stockholder. The vendor performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The transaction has been conducted on an arm’s length basis at market terms. The accounts payable balance includes amounts due to this vendor of approximately $109,000 and $93,000 as of September 30, 2013 and June 30, 2013, respectively. Research and development expenses related to this vendor were approximately $153,000 and $95,000 for the three months ended September 30, 2013 and 2012, respectively.

12. Income Taxes

The Company recorded no income tax expense for the three months ended September 30, 2013 and 2012 because the estimated annual effective tax rate was zero. As of September 30, 2013, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

13. Commitments and Contingencies

Under the terms of the Settlement Agreement described in Note 6 – Significant Vendor above, the Company is obligated to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio by December 31, 2015. As of September 30, 2013, the Company has entered into research services agreements with Fraunhofer representing approximately $1.8 million of the $3 million commitment. Based on the timelines established between the parties upon signing of the agreements, this work is expected to be completed by late 2014.

14. Subsequent Events

Warrant Exercise Inducement
On October 15, 2013, the Company announced that it was providing holders of its warrants issued as part of the January 2012 equity offering (the “January 2012 Warrants”) the opportunity to exercise at a reduced price for a limited period of time. The original exercise price of $0.88 was reduced to $0.40 until 5:00 p.m. on November 12, 2013 (the “Expiration Time”), after which the exercise price will revert back to $0.88 until these January 2012 Warrants expire on January 14, 2014. Except for the temporarily reduced exercise price, the terms of the January 2012 Warrants remain unchanged. As of October 31, 2013, pursuant to this warrant exercise inducement, the Company has issued 7.75 million shares of common stock and received exercise proceeds of approximately $3.1 million, net of expenses.

NYSE Listing Compliance
On October 25, 2013, the Company received notice from NYSE Regulation that iBio had resolved all previously cited continued listing deficiencies with respect to listing standards of the NYSE MKT LLC's (the "Exchange") Company Guide, and therefore continues its listing eligibility, subject, as is the case for all listed issuers, to assessment on an ongoing basis by the Exchange.

Private Placement Offering
In November 2013, the Company completed a private placement offering of 1.2 million shares of its common stock for $0.40 per share, resulting in net proceeds of approximately $0.5 million.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “may”, “plan”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated or expected. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our estimates as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so.

Overview

We are a biotechnology company focused on commercializing our proprietary platform technologies: the iBioLaunch™ platform for vaccines and therapeutic proteins, and the iBioModulator™ platform for vaccine enhancement. We plan on developing and commercializing select product candidates derived from the iBioLaunch platform, which is a proprietary, transformative technology for development and production of biologics using transient gene expression in hydroponically grown, unmodified green plants. The iBioModulator platform is complementary to the iBioLaunch platform and is designed to significantly improve vaccine products with both higher potency and greater duration of effect.  The iBioModulator platform can be used with any recombinant expression technology for vaccine development and production. We believe our technology offers advantages that are not available with conventional manufacturing systems. These anticipated advantages may include the ability to manufacture therapeutic proteins that are difficult or commercially infeasible to produce with conventional methods, reduced production time, and lower capital and operating costs.

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

Results of Operations - Comparison of Three Months ended September 30, 2013 versus September 30, 2012

Revenue
There was no revenue for the three months ended September 30, 2013, as compared to revenue of approximately $0.4 million for the three months ended September 30, 2012. Revenue in the prior-year period was attributable to technology services provided to FioCruz in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch technology. To fulfill our obligations, we engage Fraunhofer as a subcontractor to perform the services required. During the three months ended September 30, 2013, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by iBio in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer.

Research and development expenses
Research and development expenses for the three months ended September 30, 2013 were approximately negative $0.5 million (a credit balance), as compared to approximately $1.2 million for the three months ended September 30, 2012. However, research and development expenses for the current year quarter include a credit of $1.04 million resulting from the reversal of expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, research and development spending was approximately $0.6 million for the current year quarter, a decline of approximately $0.6 million. Approximately $0.4 million of the decline in spending compared to the prior year quarter was attributable to no expenses associated with Fraunhofer as a subcontractor rendering research and development services to FioCruz while awaiting approval of the contract amendment. Additionally, spending on Company projects directly with Fraunhofer declined by approximately $0.2 million.

General and administrative expenses
General and administrative expenses for the three months ended September 30, 2013 were approximately $0.2 million, as compared to approximately $1.0 million for the three months ended September 30, 2012. However, general and administrative expenses for the current year quarter include a credit of $0.7 million resulting from the reversal of royalty expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, general and administrative spending was approximately $0.9 million for the current year quarter, a decline of approximately $0.1 million attributable to lower spending on consulting and investor relations services. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company.

Other income (expense)
Other income for the three months ended September 30, 2013 was approximately $0.1 million, as compared to other expense of approximately $0.2 million for the three months ended September 30, 2012. However, other income for the current year quarter includes a credit of $122,000 resulting from the reversal in interest expense accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. This compares to interest expense of approximately $15,000 for the prior year quarter. Additionally, the prior year quarter included $241,000 of non-cash expense related to the change in the fair value of the warrant derivative liability resulting from the anti-dilution provision of the August 2008 Warrants. These warrants expired in August 2013, and the warrant derivative liability has been eliminated.

Liquidity and Capital Resources

Net Cash Used in Operating Activities
For the three months ended September 30, 2013, we had net income of approximately $0.4 million. For the three months ended September 30, 2012, we incurred a net loss of approximately $2.1 million. After adjustments for non-cash items and changes in operating assets and liabilities, the net cash used in operating activities for the three months ended September 30, 2013 and 2012 was approximately $0.9 million and $1.3 million, respectively. The decline of approximately $0.4 million of cash used in operating activities was primarily due to lower cash expenditures on research and development activities in the current year quarter versus the prior year quarter.

Net Cash Used in Investing Activities
For each of the three months ended September 30, 2013 and 2012, net cash used in investing activities was approximately $0.1 million. Cash used in investing activities was attributable to additions to intangible assets.

Funding Requirements
We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of September 30, 2013, our accumulated deficit was approximately $37.2 million, and we used approximately $0.9 million and $1.3 million of cash for operating activities for the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, cash on hand of approximately $3.4 million, plus approximately $3.1 million of warrant exercise proceeds and $0.5 million of private placement proceeds discussed below, was expected to support the Company’s activities through the quarter ending December 31, 2014. We have historically financed our activities through the sale of common stock and warrants, sold together as units.

On October 15, 2013, we announced that we were providing holders of our warrants issued as part of the January 2012 equity offering (the “January 2012 Warrants”) the opportunity to exercise at a reduced price for a limited period of time. The original exercise price of $0.88 was reduced to $0.40 until 5:00 p.m. on November 12, 2013 (the “Expiration Time”), after which the exercise price will revert back to $0.88 until these January 2012 Warrants expire on January 14, 2014. Except for the temporarily reduced exercise price, the terms of the January 2012 Warrants remain unchanged. As of October 31, 2013, pursuant to this warrant exercise inducement, we have issued 7.75 million shares of common stock and received exercise proceeds of approximately $3.1 million, net of expenses.

In November 2013, we completed a private placement offering of 1.2 million shares of our common stock for $0.40 per share, resulting in net proceeds of approximately $0.5 million.

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

To the extent we seek to sell additional equity securities prior to October 2014, we may be required to effect such offers and sales pursuant to private placements or registration under a Registration Statement on Form S-1. We cannot be certain that such funding will be available on favorable terms, or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2013, we were not involved in any SPE transactions.

Contractual Obligations

Our most significant contractual obligation is the TTA with Fraunhofer. Under the terms of the Settlement Agreement completed in September 2013, we are obligated to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio by December 31, 2015. As of September 30, 2013, we have entered into research services agreements with Fraunhofer representing approximately $1.8 million of the $3 million commitment. Based on the timelines established between the parties upon signing of the agreements, this work is expected to be completed by late 2014.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2013 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2013. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit
Number

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101
The following materials from iBio, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. * (1)

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

iBio, Inc.
(Registrant)

Date: November 14, 2013	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman

Date: November 14, 2013	/s/ Scott Kain
Scott Kain
Chief Financial Officer

