Form 10-Q
period 2013-12-31
iBio, Inc.
filed 2014-02-14
CIK 1420720

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Shares of Common Stock outstanding as of February 13, 2014:           65,642,095

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

iBio, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(In Thousands, except per share amounts)

	December 31,	June 30,
	2013	2013
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$5,678	$4,414
Accounts receivable – trade	1,007	1,007
Prepaid expenses and other current assets	255	1,214
Total current assets	6,940	6,635

Fixed assets, net of accumulated depreciation	5	6
Intangible assets, net of accumulated amortization	2,673	2,713
Total Assets	$9,618	$9,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,245	$2,401
Accrued expenses	419	1,885
Total liabilities	1,664	4,286

Commitments and Contingencies

Stockholders’ equity:
Preferred stock - no par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized at December 31, 2013 and 100,000,000 shares authorized at June 30, 2013; 64,442,095 shares issued and outstanding at December 31, 2013 and 56,692,095 shares issued and outstanding as of June 30, 2013	64	57
Common stock to be issued; 1,200,000 shares at December 31, 2013 and 0 shares at June 30, 2013	480	-
Additional paid-in capital	46,191	42,547
Accumulated deficit	(38,781)	(37,536)
Total Stockholders’ Equity	7,954	5,068
Total Liabilities and Stockholders’ Equity	$9,618	$9,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
 (Unaudited; In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Revenues	$-	$-	$-	$390

Operating expenses:
Research and development (related party of $153, $124, $306 and $219)	585	656	1,137	1,833
Research and development – effect of Settlement Agreement (Note 6)	-	-	(1,041)	-
General and administrative	1,051	1,039	1,999	2,062
General and administrative – effect of Settlement Agreement (Note 6)	-	-	(700)	-
Total operating expenses	1,636	1,695	1,395	3,895

Operating loss	(1,636)	(1,695)	(1,395)	(3,505)

Other income (expense):
Interest income	2	2	4	6
Interest expense	-	(17)	-	(33)
Interest expense – effect of Settlement Agreement (Note 6)	-	-	122	-
Royalty income	10	4	25	15
Other income	-	-	-	-
Loss on disposal of fixed assets	(1)	-	(1)	-
Change in fair value of warrant derivative liability	-	635	-	394

Total other income	11	624	150	382

Net loss	$(1,625)	$(1,071)	$(1,245)	$(3,123)

Loss per common share – basic and diluted	$(0.03)	$(0.02)	$(0.02)	$(0.07)

Weighted-average common shares outstanding – basic and diluted	63,984	47,767	60,338	47,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiary
Condensed Consolidated Statement of Stockholders’ Equity
Six Months Ended December 31, 2013
(Unaudited; in Thousands)

	Common Stock		Common Stock To Be	Additional Paid-In	Accumulated
	Shares	Amount	Issued	Capital	Deficit	Total

Balance as of July 1, 2013	56,692	$57	$-	$42,547	$(37,536)	$5,068

Common stock issued for warrant exercises	7,750	7	-	3,093	-	3,100

Common stock to be issued from private placement	-	-	480	-	-	480

Costs to raise capital	-	-	-	(29)	-	(29)

Shared-based compensation	-	-	-	510	-	510

Expiration of warrants	-	-	-	70	-	70

Net loss	-	-	-	-	(1,245)	(1,245)

Balance as of December 31, 2013	64,442	$64	$480	$46,191	$(38,781)	$7,954

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
 (Unaudited; In Thousands)

	Six Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,245)	$(3,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect of Settlement Agreement	(1,863)	-
Share-based compensation	510	670
Amortization of intangible assets	175	1
Depreciation	1	165
Loss on disposal of fixed assets	1	-
Change in fair value of derivative financial liability	-	(394)
Changes in operating assets and liabilities	216	(13)

Net cash used in operating activities	(2,205)	(2,694)

Cash flows from investing activities:
Additions to intangible assets	(82)	(108)
Purchases of fixed assets	-	(3)

Net cash used in investing activities	(82)	(111)

Cash flows from financing activities:
Proceeds from sale of common stock	480	-
Proceeds from exercise of warrants	3,100	-
Costs to raise capital	(29)	-

Net cash provided by financing activities	3,551	-

Net increase (decrease) in cash	1,264	(2,805)
Cash - beginning of period	4,414	5,624
Cash - end of period	$5,678	$2,819

Schedule of non-cash activities
Unpaid intangible assets included in accounts payable	$54	$-
Expiration of warrants	$70	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Nature of Business

iBio, Inc. and Subsidiary (“iBio” or the “Company”) is a biotechnology company focused on the commercialization of its proprietary plant-based protein expression technologies - the iBioLaunch™ platform for vaccines and therapeutic proteins and the iBioModulator™ platform for vaccine enhancement – and on developing and commercializing select biopharmaceutical product candidates. The advantages of iBio’s technology include the ability to manufacture therapeutic proteins that are difficult or commercially infeasible to produce with conventional methods, reduced production time, and lower capital and operating costs for biopharmaceuticals. iBio was established as a public company in August 2008 as the result of a spinoff from Integrated BioPharma, Inc. The Company operates in one business segment under the direction of its Executive Chairman. The Company has one wholly-owned subsidiary, iBioDefense Biologics LLC (“iBioDefense”), a Delaware limited liability company formed in July 2013 to explore development and commercialization of defense-specific applications of the Company’s proprietary technology. Another subsidiary is currently being formed in Brazil, iBIO DO BRASIL BIOFARMACÊUTICA LTDA. (“iBio Brazil”), to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with FioCruz (part of the Ministry of Health of Brazil) beyond the current Yellow Fever Vaccine program and development of biosimilar products with private sector participants for the Brazilian market.  iBioDefense has had no activity through December 31, 2013.

2.	Basis of Presentation

Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X . Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, from which the accompanying condensed balance sheet dated June 30, 2013 was derived.

Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated as part of the consolidation.

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

Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation. Depreciation and amortization expenses have been separated in the accompanying condensed consolidated statements of cash flows.

Going Concern
 Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2013, the Company had an accumulated deficit of approximately $38.8 million, expects to incur prospective losses for costs of the development of its products, and used cash in operating activities of $2.2 million for the six months ended December 31, 2013. The Company has historically financed its activities through the sale of common stock and warrants. Through December 31, 2013, the Company has dedicated most of its financial resources to investing in and advancing a proprietary product on its iBioLaunch™ and iBioModulator™ platforms, advancing its intellectual property, and general and administrative activities. Cash on hand as of December 31, 2013 of $5.7 million is expected to support the Company’s activities through the quarter ending December 31, 2014.

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

The Company’s history of significant losses, negative cash flow from operations, limited cash resources currently on hand and its dependence on obtaining additional financing (which may not be available) to fund its operations after the current cash resources are exhausted raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

3.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of the Notes to Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2013.

On July 18, 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update should be applied prospectively for annual and interim periods beginning after December 15, 2013. The Company is currently evaluating the impact of its pending adoption of ASU 2013-11 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values as of December 31, 2013 and June 30, 2013 due to their short-term nature. The warrant derivative liability is carried on the condensed consolidated balance sheets at fair value, which was $-0- as of both December 31, 2013 and June 30, 2013. See Note 7 - Warrant Derivative Liability for additional information.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over periods from 18 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the six months ended December 31, 2013 and 2012.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	December 31, 2013	June 30, 2013
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,004	1,869
	5,104	4,969
Intellectual property – accumulated amortization	(1,543)	(1,465)
Patents – accumulated amortization	(888)	(791)
	(2,431)	(2,256)
Net intangible assets	$2,673	$2,713

Amortization expense was $88,000 and $83,000 for the three months ended December 31, 2013 and 2012, respectively, and for the six months ended December 31, 2013 and 2012, amortization expense was $175,000 and $165,000, respectively.

6.	Significant Vendor

Fraunhofer USA, Inc. (“Fraunhofer”) continues to be the Company’s most significant vendor. The accounts payable balance includes amounts due Fraunhofer of approximately $1 million and $2.2 million as of December 31, 2013 and June 30, 2013, respectively. In addition, the accrued expenses balance includes amounts due Fraunhofer of approximately $0.2 million and $1.7 million as of December 31, 2013 and June 30, 2013, respectively. The Company is charged interest by Fraunhofer on certain outstanding balances at the rate of prime plus 2%. For the three months ended December 31, 2013 and 2012, research and development expenses related to Fraunhofer were approximately $0.3 million and $0.5 million, respectively, and $0.6 million and $1.4 million for the six months ended December 31, 2013 and 2012, respectively.

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

8

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

The effect of the Settlement Agreement was the elimination of approximately $1.7 million of accrued expenses and $1.2 million of accounts payable from the Company’s books, as well as a $1 million reduction in prepaid expenses and an approximately $1.9 million positive impact on earnings resulting from the reversal of expenses incurred by the Company under the terms of the previous agreement. This $1.9 million is composed of credits of $1.04 million to research and development expenses, $0.7 million to general and administrative expenses, and $122,000 interest expense.

7.	Warrant Derivative Liability

In August 2013, approximately 5.0 million of the Company’s outstanding warrants expired. These warrants were issued in August 2008 (the “August 2008 Warrants”) as part of a private placement completed concurrently with the spin-off from Integrated BioPharma, Inc.The warrants contained an anti-dilution provision which was accounted for separately as a derivative liability and measured at fair value on a recurring basis. Changes in fair value were charged to other income or expense, as appropriate. The fair value of the warrant derivative liability was determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. Using the Black-Scholes option pricing model, the Company developed its own assumptions based on observable inputs and available market data to support the reported fair value of $-0- as of June 30, 2013.

The following table summarizes the inputs and assumptions used to calculate the fair value of the warrant derivative liability:

June 30,
2013
Common stock price	$0.42
Exercise price	$1.53 - $1.97
Risk-free interest rate	0.04%
Dividend yield	0%
Volatility	97.9%
Remaining contractual term (in years)	0.2

8.	Stockholders’ Equity

Preferred Stock
The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of December 31, 2013, there were no shares of preferred stock issued and outstanding.

Common Stock

As of June 30, 2013, the Company was authorized to issue up to 100 million shares of common stock.  On December 18, 2013, the Company amended its certificate of incorporation and increased the number of authorized shares of common stock to 175 million.  As of December 31, 2013, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 12.6 million shares of common stock for the exercise of warrants.

Issuances of common stock were as follows:

Warrant Exercise Inducement
On October 15, 2013, the Company announced that it was providing holders of its warrants issued as part of the January 2012 equity offering (the “January 2012 Warrants”) the opportunity to exercise at a reduced price for a limited period of time. The original exercise price of $0.88 was reduced to $0.40 until 5:00 p.m. on November 12, 2013 (the “Expiration Time”), after which the exercise price reverted back to $0.88 until these January 2012 Warrants expire on January 14, 2014. Except for the temporarily reduced exercise price, the terms of the January 2012 Warrants remain unchanged. In October 2013, pursuant to this warrant exercise inducement, the Company issued 7.75 million shares of common stock and received exercise proceeds of approximately $3.1 million, net of expenses.

Private Placement Offering
In November 2013, the Company completed a private placement offering of 1.2 million shares of its common stock at a price of $0.40 per share, resulting in net proceeds of approximately $0.5 million.  The shares were not issued by December 31, 2013.  As such, the shares were classified as common stock to be issued.

Warrants
The Company has historically financed its operations through the sale of common stock and warrants, sold together as units.

The following table summarizes all warrant activity for the six months ended December 31, 2013:

	Warrants	Weighted- average Exercise Price
Outstanding as of June 30, 2013	25,395,940	$1.23
Exercised	(7,750,000)	$0.40
Expired	(5,087,279)	$1.76
Outstanding as of December 31, 2013	12,558,661	$1.23

Exercisable as of December 31, 2013	12,558,661	$1.23

9.	Earnings (Loss) Per Common Share

Basic earnings per share (“EPS”) per common share is computed by dividing the net income (loss) allocated to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of calculating diluted EPS, the denominator includes the weighted-average number of shares of common stock outstanding during the period, the weighted-average effect of the 1.2 million shares from the private placement offering, and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and warrants using the treasury stock method. The following table summarizes the components of the EPS calculation (in thousands, except per share amounts):

	Three Months ended December 31,		Six Months ended December 31,
	2013	2012	2013	2012
Basic Numerator:

Loss available to common stockholders	$(1,625)	$(1,071)	$(1,245)	$(3,123)

Basic Denominator	63,984	47,767	60,338	47,767
Per Share Amount	$(0.03)	$(0.02)	$(0.02)	$(0.07)

For the three and six months ended December 31, 2013 and 2012, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share are the same. As of December 31, 2013, shares issuable which could potentially dilute future earnings included approximately 6.4 million stock options and 12.7 million warrants.  As of December, 2012, shares issuable which could potentially dilute future earnings included approximately 6.7 million stock options and 21.0 million warrants.

10.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended December 31,
	2013	2012
Research and development	$20	$(28)
General and administrative	255	245
Totals	$275	$217

	Six Months Ended December 31,
	2013	2012
Research and development	$38	$103
General and administrative	472	567
Totals	$510	$670

Stock Options
On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million.  As of December 31, 2013, there were approximately 6.3 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

The following table summarizes all stock option activity during the six months ended December 31, 2013:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2013	6,760,000	$1.45	7.5	$161
Granted after June 30, 2013	1,890,000	$0.46
Outstanding as of December 31, 2013	8,650,000	$1.23	7.6	$90
Vested and expected to vest as of December 31, 2013	8,555,936	$1.24	7.5	$90

Exercisable as of December 31, 2013	4,912,539	$1.51	6.6	$90

The weighted-average grant date fair value of stock options granted during the six months ended December 31, 2013 was $0.36 per share. As of December 31, 2013, there was approximately $2.0 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.5 years.

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

In January 2012, the Company entered into an agreement with a vendor in which iBio’s President is a minority stockholder. The vendor performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The transaction has been conducted on an arm’s length basis at market terms. The accounts payable balance includes amounts due this vendor of approximately $92,000 and $93,000 at December 31, 2013 and June 30, 2013, respectively. Research and development expenses related to this vendor were approximately $153,000 and $124,000 for the three months ended December 31, 2013 and 2012, respectively, and approximately $306,000 and $219,000 for the six months ended December 31, 2013 and 2012, respectively.

12.	Income Taxes

The Company recorded no income tax expense for the six months ended December 31, 2013 and 2012 because the estimated annual effective tax rate was zero. As of December 31, 2013, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

13.	Commitments and Contingencies

Under the terms of the Settlement Agreement described in Note 6 – Significant Vendor above, the Company is obligated to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio by December 31, 2015. As of December 31, 2013, the Company had entered into research services agreements with Fraunhofer representing approximately $1.6 million of the $3 million commitment. As discussed in Note 15 - Subsequent Events, the Company terminated a $1.5 million research services agreement with Fraunhofer.  After such termination, the Company will have incurred $0.6 million of research services toward the $3 million commitment.

14.	NYSE Listing Compliance

On October 25, 2013, the Company received notice from NYSE Regulation that the Company had resolved all previously cited continued listing deficiencies with respect to listing standards of the NYSE MKT LLC's (the "Exchange") Company Guide, and therefore continues its listing eligibility, subject, as is the case for all listed issuers, to assessment on an ongoing basis by the Exchange.

15.	Subsequent Events

In January 2014, the Company entered into a license agreement with a U.S. university whereby iBio acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of human and veterinary fibrosis. The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company entered a project agreement with the Medical University of South Carolina whereby the Company will collaborate with the principal inventor of the licensed issued and pending patents on further development and preparation of an investigational new drug application for one or more candidate products for the treatment of fibrosis.

Effective January 31, 2014, the Company terminated a $1.5 million research services agreement with Fraunhofer.  As of December 31, 2013, the Company had incurred $0.5 million in research and development expense related to such agreement.

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

Overview

We are a biotechnology company focused on commercializing our proprietary platform technologies: the iBioLaunch™ platform for vaccines and therapeutic proteins, and the iBioModulator™ platform for vaccine enhancement. We plan on developing and commercializing select product candidates that may benefit from the iBioLaunch platform, which is a proprietary, transformative technology for development and production of biologics using transient gene expression in hydroponically grown, unmodified green plants. The iBioModulator platform is complementary to the iBioLaunch platform and is designed to significantly improve vaccine products with both higher potency and greater duration of effect. The iBioModulator platform can be used with any recombinant expression technology for vaccine development and production. We believe our technology offers advantages that are not available with conventional manufacturing systems. These anticipated advantages may include the ability to manufacture therapeutic proteins that are difficult or commercially infeasible to produce with conventional methods, reduced production time, and lower capital and operating costs.

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

The advancement of product candidates which may benefit from the iBioLaunch platform is also a key element of our strategy.  We believe that selecting and developing products which individually have substantial commercial value and are representative of classes of pharmaceuticals that can be successfully produced using the iBioLaunch technology will allow us  to maximize the near and longer term value of our technology.  To realize this result, we believe that we should seek to advance designated product candidates through the preclinical stage required for submission of Investigational New Drug Applications and, in some instances, early stage clinical development.

Results of Operations

Comparison of Three Months ended December 31, 2013(“2013”) versus December 31, 2012 (“2012”)

Revenue
There was no revenue for 2013 and 2012. Revenue, when earned, is attributable to technology services provided to FioCruz in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch technology. To fulfill our obligations, we engage Fraunhofer as a subcontractor to perform the services required.  In  2013, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by iBio in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer.

Research and development expenses
Research and development expenses for 2013 were $0.6 million, as compared to approximately $0.7 million for 2012, a decline of approximately $0.1 million. The decline in spending compared to the prior year quarter was primarily attributable to lower expenses associated with Fraunhofer as a subcontractor rendering research and development services to FioCruz while awaiting approval of the contract amendment.

General and administrative expenses
General and administrative expenses for both 2013 and 2012 were approximately $1.0 million.  General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company.

Other income (expense)
Other income for 2013 was approximately $0, as compared to approximately $0.6 million for 2012. The 2012 amount included $0.6 million of non-cash expense related to the change in the fair value of the warrant derivative liability resulting from the anti-dilution provision of the August 2008 Warrants.   These warrants expired in August 2013, and the warrant derivative liability has been eliminated.  The 2012 period also included interest expense of approximately $17,000.

Results of Operations - Comparison of Six Months ended December 31, 2013 (“2013”) versus December 31, 2012 (“2012”)

Revenue
There was no revenue for 2013, as compared to revenue of approximately $0.4 million for 2012. Revenue in the prior-year period was attributable to technology services provided to FioCruz in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch technology. To fulfill our obligations, we engage Fraunhofer as a subcontractor to perform the services required. In 2013, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by iBio in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer.

Research and development expenses
Research and development expenses for 2013 were approximately $0.1 million, as compared to approximately $1.8 million for 2012. However, research and development expenses for 2013 included a credit of $1.04 million resulting from the reversal of expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, research and development spending was approximately $1.1 million for 2013, a decline of approximately $0.7 million. The decline in spending compared to the prior year quarter was attributable to lower expenses associated with Fraunhofer as a subcontractor rendering research and development services to FioCruz while awaiting approval of the contract amendment and lower spending on Company projects directly with Fraunhofer.

General and administrative expenses
General and administrative expenses for 2013 were approximately $1.3 million, as compared to approximately $2.1 million for 2012. However, general and administrative expenses for the current year quarter include a credit of $0.7 million resulting from the reversal of royalty expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, general and administrative spending was approximately $2.0 million for 2013, a decline of approximately $0.1 million attributable to lower spending on consulting and investor relations services. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company.

Other income (expense)
Other income for 2013 was approximately $0.2 million, as compared to approximately $0.4 million for 2012. However, other income for the current year quarter includes a credit of $122,000 resulting from the reversal in interest expense accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. This compares to interest expense of approximately $33,000 for the prior year quarter. Additionally, the prior year quarter included $394,000 of non-cash expense related to the change in the fair value of the warrant derivative liability resulting from the anti-dilution provision of the August 2008 Warrants. These warrants expired in August 2013, and the warrant derivative liability has been eliminated.

Liquidity and Capital Resources

As of December 31, 2013, we had cash of $5.7 million as compared to $4.4 million as of June 30, 2013.

Net Cash Used in Operating Activities
Operating activities used $2.2 million in cash for the six months ended June 30, 2013. The decrease in cash was primarily attributable to funding the loss for the period.

Net Cash Used in Investing Activities
For the six months ended December 31, 2013, net cash used in investing activities was $0.1 million. Cash used in investing activities was attributable to additions to intangible assets.

Net Cash Provided by Financing Activities
For the six months ended December 31, 2013, net cash provided by financing activities was $3.6 million.

On October 15, 2013, we announced that we were providing holders of our warrants issued as part of the January 2012 equity offering (the “January 2012 Warrants”) the opportunity to exercise at a reduced price for a limited period of time. The original exercise price of $0.88 was reduced to $0.40 until 5:00 p.m. on November 12, 2013 (the “Expiration Time”), after which the exercise price reverted back to $0.88 until these January 2012 Warrants expired on January 14, 2014. Except for the temporarily reduced exercise price, the terms of the January 2012 Warrants remained unchanged. Pursuant to this warrant exercise inducement, we issued 7.75 million shares of common stock and received exercise proceeds of approximately $3.1 million, net of expenses.

In November 2013, we completed a private placement offering of 1.2 million shares of our common stock at a price of $0.40 per share, resulting in net proceeds of approximately $0.5 million.

Funding Requirements
We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of December 31, 2013, our accumulated deficit was approximately $38.8 million, and we used approximately $2.2 million of cash for operating activities for the six months ended December 31, 2013. As of December 31, 2013, cash on hand of approximately $5.7 million was expected to support the Company’s activities through the quarter ending December 31, 2014. We have historically financed our activities through the sale of common stock and warrants, sold together as units.

We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity or other securities and through proceeds realized in connection with license and collaboration arrangements. To the extent we seek to sell additional equity securities prior to September 30, 2014, we may be required to effect such offers and sales pursuant to private placements or registration under a Registration Statement on Form S-1. We cannot be certain that such funding will be available on favorable terms, or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2013, we were not involved in any SPE transactions.

Contractual Obligations

Our most significant contractual obligation is the TTA with Fraunhofer. Under the terms of the Settlement Agreement completed in September 2013, we are obligated to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio by December 31, 2015. As of December 31, 2013, we have entered into research services agreements with Fraunhofer representing approximately $1.6 million of the $3 million commitment. The Company terminated a $1.5 million research services agreement with Fraunhofer.  After such termination, the Company will have incurred $0.6 million of research services toward the $3 million commitment.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2013 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2013. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 5, 2013, the Company completed a private placement pursuant to which it sold 1 million shares of its common stock to Carlos Picosse, chief executive officer of the Company’s wholly owned subsidiary iBio Brazil, and 200,000 shares of common stock to Dr. Renato Lobo, chief medical officer of iBio Brazil, at a price per share of $0.40, for a total consideration of $480,000.

The issuances described above were exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were non-U.S. persons.

Item 6. Exhibits.

Exhibit
Number

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labeled
101.PRE*	XBRL Taxonomy Extension Presentation

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: February 14, 2014	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman

Date: February 14, 2014	/s/ Mark Giannone
Mark Giannone
Chief Financial Officer

