Form 10-Q
period 2014-03-31
iBio, Inc.
filed 2014-05-15
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-35023

iBio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2797813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 Innovation Way, Suite 100 , Newark, DE	19711
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Shares of Common Stock outstanding as of May 15, 2014:           65,642,095

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	March 31,	June 30,
	2014	2013
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$4,333	$4,414
Accounts receivable – trade	1,007	1,007
Prepaid expenses and other current assets	192	1,214
Total current assets	5,532	6,635

Fixed assets, net of accumulated depreciation	7	6
Intangible assets, net of accumulated amortization	2,675	2,713
Total Assets	$8,214	$9,354

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,118	$2,401
Accrued expenses	95	1,885
Total liabilities	1,213	4,286

Commitments and Contingencies

Stockholders’ equity:
Preferred stock - no par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized at March 31, 2014 and 100,000,000 shares authorized at June 30, 2013; 65,642,095 shares issued and outstanding at March 31, 2014 and 56,692,095 shares issued and outstanding as of June 30, 2013	66	57
Additional paid-in capital	46,995	42,547
Accumulated deficit	(40,060)	(37,536)
Total Stockholders’ Equity	7,001	5,068
Total Liabilities and Stockholders’ Equity	$8,214	$9,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Revenues	$-	$-	$-	$390

Operating expenses:
Research and development (related party of $124, $82, $430 and $301)	343	631	1,480	2,464
Research and development – effect of Settlement Agreement (Note 6)	-	-	(1,041)	-
General and administrative	951	1,229	2,950	3,291
General and administrative – effect of Settlement Agreement (Note 6)	-	-	(700)	-
Total operating expenses	1,294	1,860	2,689	5,755

Operating loss	(1,294)	(1,860)	(2,689)	(5,365)

Other income (expense):
Interest income	3	1	7	7
Interest expense	-	(15)	-	(48)
Interest expense – effect of Settlement Agreement (Note 6)	-	-	122	-
Royalty income	9	7	34	22
Other income	3	-	3	-
Loss on disposal of fixed assets	-	-	(1)	-
Change in fair value of warrant derivative liability	-	109	-	503

Total other income	15	102	165	484

Net loss	$(1,279)	$(1,758)	$(2,524)	$(4,881)

Loss per common share – basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.10)

Weighted-average common shares outstanding – basic and diluted	65,642	47,767	62,080	47,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended March 31, 2014

(Unaudited; in Thousands)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of July 1, 2013	56,692	$57	$42,547	$(37,536)	$5,068

Common stock issued for warrant exercises	7,750	8	3,092	-	3,100

Common stock issued for private placement	1,200	1	479	-	480

Costs to raise capital	-	-	(29)	-	(29)

Shared-based compensation	-	-	835	-	835

Expiration of warrants	-	-	71	-	71

Net loss	-	-	-	(2,524)	(2,524)

Balance as of March 31, 2014	65,642	$66	$46,995	$(40,060)	$7,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

  (Unaudited; In Thousands)

	Nine Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,524)	$(4,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect of Settlement Agreement	(1,863)	-
Share-based compensation	835	1,009
Amortization of intangible assets	266	250
Depreciation	2	2
Loss on disposal of fixed assets	1	-
Change in fair value of derivative financial liability	-	(503)
Changes in operating assets and liabilities	(149)	183

Net cash used in operating activities	(3,432)	(3,940)

Cash flows from investing activities:
Additions to intangible assets	(196)	(154)
Purchases of fixed assets	(4)	(4)

Net cash used in investing activities	(200)	(158)

Cash flows from financing activities:
Proceeds from sale of common stock	480	-
Proceeds from exercise of warrants	3,100	-
Costs to raise capital	(29)	-

Net cash provided by financing activities	3,551	-

Net decrease in cash	(81)	(4,098)
Cash - beginning of period	4,414	5,624
Cash - end of period	$4,333	$1,526

Schedule of non-cash activities
Unpaid intangible assets included in accounts payable	$12	$-
Unpaid intangible assets included in accrued expenses	$20	$-
Expiration of warrants	$71	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

iBio, Inc. and Subsidiaries (“iBio” or the “Company”) is a biotechnology company focused on the commercialization of its proprietary plant-based protein expression technologies - the iBioLaunch™ platform for vaccines and therapeutic proteins and the iBioModulator™ platform for vaccine enhancement – and on developing and commercializing select biopharmaceutical product candidates. The advantages of iBio’s technology include the ability to manufacture therapeutic proteins that are difficult or commercially infeasible to produce with conventional methods, and reduced production time, capital and operating costs for biopharmaceuticals. iBio was established as a public company in August 2008 as the result of a spinoff from Integrated BioPharma, Inc. The Company operates in one business segment under the direction of its Executive Chairman. The Company has two wholly - owned subsidiaries, iBioDefense Biologics LLC (“iBioDefense”), a Delaware limited liability company formed in July 2013 to explore development and commercialization of defense-specific applications of the Company’s proprietary technology, and another subsidiary organized in Brazil, iBIO DO BRASIL BIOFARMACÊUTICA LTDA. (“iBio Brazil”), to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with FioCruz (part of the Ministry of Health of Brazil) beyond the current Yellow Fever Vaccine program and development of biosimilar products with private sector participants for the Brazilian market. Neither subsidiary has had any activity through March 31, 2014.

2.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, from which the accompanying condensed balance sheet dated June 30, 2013 was derived.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

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

Going Concern

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2014, the Company had an accumulated deficit of approximately $40.1 million, expects to incur prospective losses for costs of the development of its products, and used cash in operating activities of $3.4 million for the nine months ended March 31, 2014. The Company has historically financed its activities through the sale of common stock and warrants. Through March 31, 2014, the Company has dedicated most of its financial resources to investing in and advancing a proprietary product on its iBioLaunch™ and iBioModulator™ platforms, advancing its intellectual property, and general and administrative activities. Cash on hand as of March 31, 2014 of $4.3 million is expected to support the Company’s activities through the quarter ending March 31, 2015.

The Company plans to fund its future business operations using cash on hand, through proceeds from the sale of additional equity or other securities and through proceeds realized in connection with license and collaboration arrangements. The Company cannot be certain that such funding will be available on favorable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on favorable terms, it may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for its technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize; or d) possibly cease operations. See Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 for a more detailed discussion of risks.

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

The Company adopted Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) on January 1, 2014. ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are applied prospectively for annual and interim periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material effect on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values as of March 31, 2014 and June 30, 2013 due to their short-term nature.

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

 In January 2014, the Company entered into a license agreement with a U.S. university whereby iBio acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the “Licensed Technology”). The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing a New Drug Application with the FDA covering the Licensed Technology – becomes due on December 1, 2015.

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over periods from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the nine months ended March 31, 2014 and 2013.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	March 31, 2014	June 30, 2013
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,097	1,869
	5,197	4,969
Intellectual property – accumulated amortization	(1,582)	(1,465)
Patents – accumulated amortization	(940)	(791)
	(2,522)	(2,256)
Net intangible assets	$2,675	$2,713

Amortization expense was $91 and $85 for the three months ended March 31, 2014 and 2013, respectively, and for the nine months ended March 31, 2014 and 2013, amortization expense was $266 and $250, respectively.

6.	Significant Vendor

Fraunhofer USA, Inc. (“Fraunhofer”) continues to be the Company’s most significant vendor. The accounts payable balance includes amounts due Fraunhofer of approximately $1 million and $2.2 million as of March 31, 2014 and June 30, 2013, respectively. In addition, the accrued expenses balance includes amounts due Fraunhofer of approximately $0 and $1.7 million as of March 31, 2014 and June 30, 2013, respectively. The Company is charged interest by Fraunhofer on certain outstanding balances at the rate of prime plus 2%. For the three months ended March 31, 2014 and 2013, research and development expenses related to Fraunhofer were approximately $0.1 million and $0.4 million, respectively, and $0.7 million and $1.8 million for the nine months ended March 31, 2014 and 2013, respectively.

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”), the significant terms of which are as follows:

•	The Company’s liabilities to Fraunhofer in the amount of approximately $2.9 million as of June 30, 2013 were released and terminated;

•	The term of the TTA has been extended by one year and will now expire on December 31, 2015;

•	The Company’s obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (the “Guaranteed Annual Payments”) was terminated and replaced with an obligation to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio prior to December 31, 2015. See Note 13 – Commitments and Contingencies for additional information;

•	The Company terminated and released Fraunhofer from the obligation to make further financial contributions toward the enhancement, improvement and expansion of iBio’s technology in an amount at least equal to the Guaranteed Annual Payments. In addition, the Company terminated and released Fraunhofer from the obligation to further reimburse iBio for certain past and future patent-related expenses;

•	The Company’s obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $ 200,000 was terminated. Instead the Company will be obligated to remit royalties to Fraunhofer only on technology license revenues that iBio actually receives and on revenues from actual sales by iBio of products derived from the Company’s technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million;

•	The rate at which the Company will be obligated to pay royalties to Fraunhofer on iBioLaunch and iBioModulator license revenues received was reduced from 15% to 10%; and

•	Any and all other claims of each party to any other amounts due at June 30, 2013 were mutually released.

The effect of the Settlement Agreement was the elimination of approximately $1.7 million of accrued expenses and $1.2 million of accounts payable from the Company’s books, as well as a $1 million reduction in prepaid expenses and an approximately $1.9 million positive impact on earnings resulting from the reversal of expenses incurred by the Company under the terms of the previous agreement. This $1.9 million is composed of credits of $1.04 million to research and development expenses, $0.7 million to general and administrative expenses, and $122 interest expense.

7.	Warrant Derivative Liability

In August 2013, approximately 5.0 million of the Company’s outstanding warrants expired. These warrants were issued in August 2008 (the “August 2008 Warrants”) as part of a private placement completed concurrently with the spin-off from Integrated BioPharma, Inc. The warrants contained an anti-dilution provision which was accounted for separately as a derivative liability and measured at fair value on a recurring basis. Changes in fair value were charged to other income or expense, as appropriate. The fair value of the warrant derivative liability was determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. Using the Black-Scholes option pricing model, the Company developed its own assumptions based on observable inputs and available market data to support the reported fair value of $- 0 - as of June 30, 2013.

The following table summarizes the inputs and assumptions used to calculate the fair value of the warrant derivative liability:

June 30,
2013
Common stock price	$0.42
Exercise price	$1.53 - $1.97
Risk-free interest rate	0.04%
Dividend yield	0%
Volatility	97.9%
Remaining contractual term (in years)	0.2

8.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of March 31, 2014, there were no shares of preferred stock issued and outstanding.

Common Stock

As of June 30, 2013, the Company was authorized to issue up to 100 million shares of common stock.   On December 18, 2013, the Company amended its certificate of incorporation and increased the number of authorized shares of common stock to 175 million.   As of March 31, 2014, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 12.6 million shares of common stock for the exercise of warrants.

Issuances of common stock were as follows:

Warrant Exercise Inducement

On October 15, 2013, the Company announced that it was providing holders of its warrants issued as part of the January 2012 equity offering (the “January 2012 Warrants”) the opportunity to exercise at a reduced price for a limited period of time. The original exercise price of $ 0.88 was reduced to $0.40 until 5:00 p.m. on November 12, 2013 (the “Expiration Time”), after which the exercise price reverted back to $ 0.88 until these January 2012 Warrants expired on January 14, 2014. In October 2013, pursuant to this warrant exercise inducement, the Company issued 7.75 million shares of common stock and received exercise proceeds of approximately $ 3.1 million, net of expenses.

Private Placement Offering

In November 2013, the Company completed a private placement offering of 1.2 million shares of its common stock at a price of $0.40 per share, resulting in net proceeds of approximately $0.5 million.   The shares were issued in January 2014.

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units.

The following table summarizes all warrant activity for the nine months ended March 31, 2014:

	Warrants	Weighted- average Exercise Price
Outstanding as of June 30, 2013	25,395,940	$1.23
Exercised	(7,750,000)	$0.40
Expired	(8,876,029)	$1.38
Outstanding as of March 31, 2014	8,769,911	$1.38

Exercisable as of March 31, 2014	8,769,911	$1.38

9.	Earnings (Loss) Per Common Share

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

	Three Months ended March 31,		Nine Months ended March 31,
	2014	2013	2014	2013
Basic Numerator:

Net loss	$(1,279)	$(1,758)	$(2,524)	$(4,881)

Basic Denominator	65,642	47,767	62,080	47,767
Per Share Amount	$(0.02)	$(0.04)	$(0.04)	$(0.10)

For the three and nine months ended March 31, 2014 and 2013, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of March 31, 2014, shares issuable which could potentially dilute future earnings included approximately 8.8 million stock options and 8.8 million warrants.   As of March 31, 2013, shares issuable which could potentially dilute future earnings included approximately 6.7 million stock options and 21.0 million warrants.

10.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$55	$75
General and administrative	270	264
Totals	$325	$339

	Nine Months Ended March 31,
	2014	2013
Research and development	$93	$178
General and administrative	742	831
Totals	$835	$1,009

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million.   As of March 31, 2014, there were approximately 6.2 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

The following table summarizes all stock option activity during the nine months ended March 31, 2014:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2013	6,760,000	$1.45	7.5	$161
Granted after June 30, 2013	1,990,000	$0.47
Outstanding as of March 31, 2014	8,750,000	$1.23	7.3	$390
Vested and expected to vest as of March 31, 2014	8,643,019	$1.24	7.3	$390

Exercisable as of March 31, 2014	5,085,206	$1.49	6.4	$253

The weighted-average grant date fair value of stock options granted during the nine months ended March 31, 2014 was $0.40 per share. As of March 31, 2014, there was approximately $1.8 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.4 years.

Warrants

In July 2012, the Company issued 100,000 fully vested warrants to a consultant as payment for investor relations services. These warrants have an exercise price of $ 1.00 per share and expire two years from the date of issuance. The grant date fair value of approximately $33,000 was determined using the Black-Scholes option pricing model with similar inputs to those used to value stock options.

11.	Related Party Transactions

In January 2012, the Company entered into an agreement with a vendor in which iBio’s President is a minority stockholder. The vendor performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The transaction has been conducted on an arm’s length basis at market terms. The accounts payable balance includes amounts due this vendor of approximately $37,000 and $93,000 at March 31, 2014 and June 30, 2013, respectively. Research and development expenses related to this vendor were approximately $124,000 and $82,000 for the three months ended March 31, 2014 and 2013, respectively, and approximately $430,000 and $301,000 for the nine months ended March 31, 2014 and 2013, respectively.

12.	Income Taxes

The Company recorded no income tax expense for the nine months ended March 31, 2014 and 2013 because the estimated annual effective tax rate was zero. As of March 31, 2014, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

13.	Commitments and Contingencies

Under the terms of the Settlement Agreement described in Note 6 – Significant Vendor above, the Company is obligated to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio by December 31, 2015. Effective January 31, 2014, the Company terminated a $1.5 million research services agreement with Fraunhofer.  The Company had incurred $0.6 million in research and development expense related to such agreement. As of March 31, 2014, the Company had entered into research services agreements with Fraunhofer representing approximately $0.6 million of the $3 million commitment.

14.	NYSE Listing Compliance

On October 25, 2013, the Company received notice from NYSE Regulation that the Company had resolved all previously cited continued listing deficiencies with respect to listing standards of the NYSE MKT LLC's (the " Exchange ") Company Guide, and therefore continues its listing eligibility, subject, as is the case for all listed issuers, to assessment on an ongoing basis by the Exchange.

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

Results of Operations

Comparison of Three Months ended March 31, 2014 (“2014”) versus March 31, 2013 (“2013”)

Revenue

There was no revenue for 2014 and 2013. Revenue, when earned, is attributable to technology services provided to FioCruz in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch technology. To fulfill our obligations, we engage Fraunhofer as a subcontractor to perform the services required. In 2014, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by iBio in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer.

Research and development expenses

Research and development expenses for 2014 were $0.3 million, as compared to approximately $0.6 million for 2013, a decline of approximately $0.3 million. The decline in spending compared to the prior year quarter was primarily attributable to lower expenses associated with Fraunhofer as a subcontractor rendering research and development services to FioCruz while awaiting approval of the contract amendment.

General and administrative expenses

General and administrative expenses for 2014 were approximately $1.0 million, as compared to approximately $1.2 million for 2013.   General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company.

Other income (expense)

Other income for 2014 was approximately $15,000, as compared to approximately $102,000 for 2013. The 2013 amount included $109,000 of non-cash expense related to the change in the fair value of the warrant derivative liability resulting from the anti-dilution provision of the August 2008 Warrants. These warrants expired in August 2013 and the warrant derivative liability was eliminated.   The 2013 period also included interest expense of approximately $15,000.

Results of Operations - Comparison of Nine Months ended March 31, 2014 (“2014”) versus March 31, 2013 (“2013”)

Revenue

There was no revenue for 2014, as compared to revenue of approximately $0.4 million for 2013. Revenue in the prior-year period was attributable to technology services provided to FioCruz in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch technology. To fulfill our obligations, we engage Fraunhofer as a subcontractor to perform the services required. In 2014, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by iBio in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer.

Research and development expenses

Research and development expenses for 2014 were approximately $0.4 million, as compared to approximately $2.5 million for 2013. However, research and development expenses for 2014 included a credit of $1.04 million resulting from the reversal of expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, research and development spending was approximately $1.5 million for 2014, a decline of approximately $1.0 million. The decline in spending compared to the prior nine months was attributable to lower expenses associated with Fraunhofer as a subcontractor rendering research and development services to FioCruz while awaiting approval of the contract amendment and lower spending on Company projects directly with Fraunhofer.

General and administrative expenses

General and administrative expenses for 2014 were approximately $2.3 million, as compared to approximately $3.3 million for 2013. However, general and administrative expenses for the current nine months include a credit of $0.7 million resulting from the reversal of royalty expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, general and administrative spending was approximately $3.0 million for 2014, a decline of approximately $0.3 million attributable to lower spending on consulting and investor relations services. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company.

Other income (expense)

Other income for 2014 was approximately $165,000, as compared to approximately $484,000 for 2013. However, other income for the nine months includes a credit of $122,000 resulting from the reversal in interest expense accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. This compares to interest expense of approximately $48,000 for the prior nine months. Additionally, the prior nine months included $503,000 of non-cash income related to the change in the fair value of the warrant derivative liability resulting from the anti-dilution provision of the August 2008 Warrants. These warrants expired in August 2013, and the warrant derivative liability was eliminated. The 2013 period also included interest expense of approximately $48,000.

Liquidity and Capital Resources

As of March 31, 2014, we had cash of $4.3 million as compared to $4.4 million as of June 30, 2013.

Net Cash Used in Operating Activities

Operating activities used $3.4 million in cash for the nine months ended March 31, 2014. The decrease in cash was primarily attributable to funding the loss for the period.

Net Cash Used in Investing Activities

For the nine months ended March 31, 2014 and 2013, net cash used in investing activities was $0.2 million. Cash used in investing activities was attributable primarily to additions to intangible assets.

Net Cash Provided by Financing Activities

For the nine months ended March 31, 2014, net cash provided by financing activities was $3.6 million.

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

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of March 31, 2014, our accumulated deficit was approximately $40.1 million, and we used approximately $3.4 million of cash for operating activities for the nine months ended March 31, 2014. As of March 31, 2014, cash on hand of approximately $4.3 million was expected to support the Company’s activities through the quarter ending March 31, 2015. We have historically financed our activities through the sale of common stock and warrants, sold together as units.

We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity or other securities and through proceeds realized in connection with license and collaboration arrangements. To the extent we seek to sell additional equity securities prior to September 30, 2014, we may be required to affect such offers and sales pursuant to private placements or registration under a Registration Statement on Form S-1. We cannot be certain that such funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2014, we were not involved in any SPE transactions.

Contractual Obligations

Our most significant contractual obligation is the TTA with Fraunhofer. Under the terms of the Settlement Agreement completed in September 2013, we are obligated to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio by December 31, 2015. As of March 31, 2014, the Company had entered into research services agreements with Fraunhofer representing approximately $0.6 million of the $3 million commitment.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2014 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2014. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 5, 2013, the Company completed a private placement pursuant to which it sold 1 million shares of its common stock to Carlos Picosse, chief executive officer of the Company’s wholly-owned subsidiary iBio Brazil, and 200,000 shares of common stock to Dr. Renato Lobo, chief medical officer of iBio Brazil, at a price per share of $0.40, for a total consideration of $480,000. The shares were issued in January 2014.

The issuances described above were exempt from registration pursuant to Regulation S of the Securities Act of 1933, as amended, since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were non-U.S. persons.

Item 5 – Other Information.

As previously reported, in an advisory vote on the frequency of the advisory vote on the compensation of the Company’s named executive officers held at the Annual Meeting of Shareholders of the Company on December 17, 2013, 23,434,027 shares voted for one year, 175,679 shares voted for two years, 14,494,461 shares voted for three years, and there were 61,561 abstentions and 17,653,046 broker non-votes.

Securities and Exchange Commission (“SEC”) regulations state that the Company must hold these votes on frequency at least once every six years. In light of these voting results and other factors, the Company’s Board of Directors decided that the Company will hold an annual advisory vote on the compensation of its named executive officers. The Company will continue to hold annual advisory votes until the Company’s Board of Directors decides to hold the next shareholder advisory vote on the frequency of advisory votes.

Item 6. Exhibits.

Exhibit
Number

3.1	Certificate of Incorporation of the Company
3.2	First Amended and Restated Bylaws of the Company(1)
4.1	Form of Common Stock Certificate(2)
4.2	Form of Investor Warrant (2010) (3)
4.3	Form of Common Stock Purchase Warrant (2012) (4)
4.4	Form of Common Stock Purchase Warrant (2013) (5)
4.5	Form of Registration Rights Agreement (2010)(3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labeled
101.PRE*	XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009.
(2)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on July 11, 2008.
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2012.
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2013.

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

iBio, Inc.
(Registrant)

Date: May 15, 2014	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman

Date: May 15, 2014	/s/ Mark Giannone
Mark Giannone
Chief Financial Officer

