Form 10-K
period 2014-06-30
iBio, Inc.
filed 2014-09-29
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,540,000 as of December 31, 2013, based upon the closing sale price on the NYSE MKT of $0.34 per share reported for such date.

There were 67,460,267 shares of the registrant’s common stock issued and outstanding as of September 26, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, to be filed with the Commission not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference, in whole or in part, into Part III, Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K.

iBio, Inc.

Annual Report on Form 10-K

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “iBio,” the “Company,” “we,” “us,” “our” and similar terms mean iBio, Inc.

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report on Form 10-K and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report on Form 10-K is as of September 29, 2014, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this report.

We maintain a website at www.ibioinc.com to provide information to the general public and our stockholders on iBio and its management, financial results and press releases. Copies of this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our other reports filed with the SEC can be obtained free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC on our website at www.ibioinc.com or directly from the SEC’s website at www.sec.gov . Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

In addition to the broad array of biological products that can be produced with iBioLaunch, we believe this technology offers other advantages that are not available with conventional manufacturing systems. These anticipated advantages may include reduced production time and lower capital and operating costs. In May 2013, the speed of iBioLaunch production was demonstrated when a third party laboratory using the iBioLaunch platform was able, in a 21 day period from receipt of antigen sequence information to purification of recombinant protein, to successfully produce a vaccine candidate for the newly emerged H7N9 influenza virus. We believe the successful production of this vaccine candidate demonstrates, among other things, that it is possible to utilize the iBioLaunch platform to produce vaccine doses for emergency use against pandemic and bioterrorism threats in weeks rather than the months necessary with the use of engineered or attenuated virus strains. Further, we believe that the capital investment required to construct facilities that will manufacture proteins on the iBioLaunch platform will be substantially less than the capital investment which would be required for the construction of similar capacity facilities utilizing conventional manufacturing methods dependent upon animal cells, bacterial fermenters and chicken eggs. Additionally, operating costs in a manufacturing facility using the iBioLaunch platform are expected to be reduced significantly in comparison to conventional manufacturing processes due to the rapid nature of the iBioLaunch production cycle and the elimination of the expenses associated with the operation and maintenance of bioreactors, fermenters, sterile liquid handling systems and other expensive equipment which is not required in connection with the use of the iBioLaunch platform.

The ability of the iBioLaunch platform to manufacture proteins that are difficult or impossible to produce on a commercially practicable basis with conventional manufacturing systems has been demonstrated by the production of antigens for vaccine candidates for both hookworm and malaria. These iBioLaunch-produced vaccine candidates are being developed by the Sabin Institute and the Bill and Melinda Gates Foundation, respectively. Phase 1 clinical trials for each have commenced.

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

The advancement of iBioLaunch-derived and iBioModulator-enhanced product candidates is a key element of our strategy. We believe that selecting and developing products which individually have substantial commercial value and are representative of classes of pharmaceuticals that can be successfully produced using either or both of our technology platforms will allow us to maximize the near and longer term value of each platform while exploiting individual product opportunities. To realize this result, we are currently advancing designated product candidates through the preclinical phase of development and undertaking the studies required for submission of Investigational New Drug Applications, or INDs. The most advanced product candidate we are currently internally advancing through preclinical IND enabling studies is a proprietary recombinant protein we call IBIO-CFB03 for treatment of idiopathic pulmonary fibrosis, systemic sclerosis, and potentially other fibrotic diseases. To the extent that we anticipate the opportunity to realize additional value, we may elect to further the development of this or other product candidates through the early stages of clinical development before seeking to license the product candidate to other industry participants for late stage clinical development and if successful, commercialization.

Recent Business Highlights

Purchase Agreement with Aspire Capital Fund LLC

On August 25, 2014, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (referred to below as “Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the approximately 24-month term of the purchase agreement. In consideration for entering into the purchase agreement, following the approval of the issuance of the shares by NYSE MKT, Aspire Capital received 681,818 shares of the Company’s common stock as a commitment fee. In addition, on September 19, 2014 following approval of the issuance of the shares by NYSE MKT, Aspire Capital purchased 1,136,354 shares of common stock for $500,000 pursuant to the terms of the purchase agreement.

Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements as permissible and necessary to register under the Securities Act of 1933, as amended, the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the purchase agreement. After the Securities and Exchange Commission has declared effective the registration statement, on any trading day on which the closing sale price of our common stock exceeds $0.44 (the closing sale price of our shares on the business day before we entered into the purchase agreement with Aspire Capital), we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of our common stock per trading day, provided that the aggregate price of such purchase shall not exceed $500,000 per trading day, up to an additional $9.5 million of our common stock in the aggregate at a per share price equal to the lesser of the lowest sale price of our common stock on the purchase date, or the arithmetic average of the three lowest closing sale prices our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which we submit a purchase notice to Aspire Capital in an amount equal to 150,000 shares of common stock and the closing sale price of our common stock is equal to or greater than $0.44, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price (VWAP) purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on the NYSE MTK on the next trading day, subject to a maximum number of shares that we may determine, and a minimum trading price which is equal to the greater of (a) 80% of the closing price of our common stock on the business day immediately preceding the date of the VWAP purchase, or (b) such higher price as set forth by us in the notice for the VWAP purchase. The purchase price per share pursuant to such VWAP purchase notice shall be the lower of (i) the closing sale price on the date of sale and (ii) 97% of the volume-weighted average price for our common stock traded on the NYSE MKT on (i) the date of the VWAP purchase if the aggregate stock to be purchased on that date does not exceed the volume maximum stated in our notice for the VWAP purchase, or (ii) the portion of such business day until such time as aggregate stock to be purchased will equal the volume maximum stated in our notice or the time at which the sale of the stock falls below the minimum trading price described above.

The purchase agreement provides that iBio and Aspire Capital shall not effect any sales under the purchase agreement on any purchase date where the closing sale price of our common stock is less than $0.44 (the closing sale price of our shares on the business day before we entered into the purchase agreement). Further, the purchase price for any purchases of shares under the purchase agreement may not be less than $0.44 per share, unless stockholder approval is obtained. The respective prices and share numbers in the preceding paragraphs shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. There are no trading volume requirements or restrictions under the purchase agreement with Aspire Capital, and we will control the timing and amount of any sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the purchase agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the purchase agreement. The purchase agreement may be terminated by us at any time, at our discretion, without any penalty or cost to us.

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

To enhance our success in the commercialization of our two platforms, we are engaging in efforts to advance select iBioLaunch-produced product candidates. Our current internal efforts focus on the further development of a proprietary recombinant protein product candidate, IBIO-CFB03, for the treatment of idiopathic pulmonary fibrosis, systemic sclerosis, and other fibrotic diseases. We have selected this product candidate for further advancement on the basis of its individual commercial value and its value as representative of a class of products in an attractive market that may be successfully derived from the iBioLaunch platform. We believe that demonstration of successful utilization of our two platforms by each of us and our license partners will enhance market awareness of the broad applicability and potential advantages realizable with the platforms and generate increased opportunities for us to realize value from these assets.

Product Candidates

The table below summarizes key information regarding the category and product class and the status of the most advanced product candidates generated from our platforms:

Market	Class	Product	Status /Other

Therapeutic Protein	Anti-fibrosis Protein Plasma-Derived Proteins	IBIO-CFB03 C1 Esterase Inhibitor	Preclinical Preclinical
	Enzyme Replacement	Alpha-Galactosidase	Preclinical Orphan Designation
	Monoclonal Antibodies	Palivizumab	Preclinical

Vaccines	Viral Disease Vaccines	H1N1 Influenza	Phase I - Completed
		H5N1 Influenza	Phase I - Completed
		Yellow Fever	Preclinical
	Parasitic Pathogen Vaccine	Malaria	Preclinical – IND filed
		Hookworm	Preclinical – IND filed
	Therapeutic Vaccine	Human Papillomavirus (HPV)	Preclinical

Biodefense	Bacterial Disease Vaccine	Anthrax	Preclinical
	Bacterial Disease Vaccine	Anthrax/Plague	Preclinical
	Monoclonal Antibody	Anthrax	Preclinical

Therapeutic Protein Product Candidates

Using iBioLaunch, we have expressed and demonstrated the feasibility of production of substantially all classes of therapeutic proteins. The proteins that we have successfully produced range from large and complex monoclonal antibodies to smaller proteins such as interferons, growth factors, and enzymes.

IBIO-CFB03, a Proprietary Product for Treatment of Fibrosis

iBio has exclusively licensed and is developing, on its iBioLaunch™ platform, an innovative new product we have designated “IBIO-CFB03” for treatment of idiopathic pulmonary fibrosis (IPF) and systemic sclerosis (SSc), both fatal and incurable diseases. The total number of people affected by IPF, while large in comparison to many biotechnology target markets, is small enough for iBio’s drug to qualify for the regulatory and financial benefits available under U.S. and European Orphan Drug incentives.

No available therapy, other than lung transplantation, is available to stop or reverse the progression of IPF. Two drug candidates that have recently completed Phase 3 clinical trials are expected to be approved and available for use in the United States and Europe during 2015. However, clinical data on these new product candidates suggest that individual patients are unlikely to perceive the benefit, if any, provided by either drug because their disease will continue to worsen since those drugs only slow the pace of disease progression with no evidence of disease reversal.

The prevalence of IPF, depending on the diagnostic criteria used, is up to 70,000 persons in the U.S. (up to 53,000 new cases diagnosed each year) and up to 82,000 in Europe (European Respiratory Review, 2012). The total number of people in the U.S. and Europe with either IPF or systemic sclerosis, a related fibrotic disease, exceeds 250,000. A successful product for treatment of IPF will likely be effective against additional untreatable fibrotic diseases such as systemic sclerosis and localized scleroderma, and iBio intends to pursue those indications in parallel with its IPF program.

iBio’s candidate product has demonstrated efficacy in both animal disease models and through the reversal of fibrosis in human skin organ culture. Preclinical studies have established a strong safety profile for IBIO-CFB03 with no toxicity seen at concentrations well above the predicted effective doses. The drug is readily diffusible into organs and tissues and can reach its target site via several modes of administration. Systemic administration is effective at reducing skin and lung fibrosis. The anti-fibrotic effects of IBIO-CFB03 are observed even after the onset of fibrosis, suggesting that it is capable of reversing fibrosis—an effect not observed with any of the potential anti-fibrotic therapies that are currently known or that have been tested, including the most recently reported candidates completing phase 3 clinical trials. Fibrosis is a complex disease unlikely to respond for long, if at all, to drugs that target only one of several key disease drivers. In addition, patients with existing fibrosis enter the clinic long after the onset of their disease, and thus do not benefit significantly from a drug used to prevent fibrosis rather than treat existing fibrosis.

Experimental drugs demonstrating efficacy against life-threatening diseases in early clinical trials are given higher priority review for marketing approval by regulatory agencies in the U.S. and Europe. In addition, both the U.S. and Europe offer financial and regulatory incentives for the development of new drugs for the treatment of smaller patient populations (Orphan Drugs), and such drugs can be approved for marketing faster and with less total investment than drugs that are intended to treat major diseases. iBio plans to seek Orphan Drug designation for its drug candidate for both IPF and for SSc.

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

To evidence these expanded activities, at various times, we have entered into additional agreements with Fraunhofer and periodically amended the TTA, including most recently a settlement agreement we entered into with Fraunhofer in September 2013 (the “Settlement Agreement”). The amendments to the TTA include a commitment by Fraunhofer to further develop exclusively for and transfer to us rights to proprietary technology and intellectual property rights in the fields defined in the agreements comprising principally plant-based human vaccines, human antibodies, and human therapeutic proteins and veterinary applications of plant-based influenza vaccines. Additionally the TTA provides that Fraunhofer will pay to us a royalty payment equal to 9% of all receipts, if any, realized by Fraunhofer from sales, licensing or commercialization of the intellectual property licensed from us.

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

The Settlement Agreement, which is intended to better align the mutual interests of iBio and Fraunhofer, has the following effects:

•	Our liabilities to Fraunhofer in the amount of approximately $2.9 million as of June 30, 2013 were released and terminated;

•	Our obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (“Guaranteed Annual Payments”) was terminated and replaced with an undertaking to engage Fraunhofer for at least $3 million in work requested and directed by iBio before December 31, 2015. We believe that our right to select and direct specific projects will improve the efficiency of our product development activities and that the extension of the period over which this commitment must be fulfilled will enhance our ability to manage our cash outflow;

•	We terminated and released Fraunhofer from the obligation to make further financial contributions toward the enhancement, improvement and expansion of our technology in an amount at least equal to the Guaranteed Annual Payments, because we believe our technology development phase is completed and now are focusing on product development. In addition, we terminated and released Fraunhofer from the obligation to further reimburse us for certain past and future patent-related expenses;

•	Our obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $200,000 was terminated. Instead we will be obligated to remit royalties to Fraunhofer only on technology license revenues that we actually receive and on revenues from actual sales by us of products derived from our technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million;

•	The rate at which we will be obligated to pay royalties to Fraunhofer on iBioLaunch and iBioModulator license revenues we receive was reduced from 15% to 10%; and

•	Any and all other claims of each party to any other amounts due at June 30, 2013 were mutually released.

Additionally, we and Fraunhofer entered into research and development service agreements with respect to two projects, specifically the further development of the recombinant form of C1 esterase inhibitor and additional development services in connection with the transfer of our technology related to facility design to FioCruz. The technology transfer for facility design was completed for $97,767. The C-1 program was suspended after payment of $544,687.

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

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the Agreement (the “Amended Agreement”) which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. The effect of the amendment resulted in a charge of approximately $1.007 million to general and administrative expenses for the noncollectibility of an accounts receivable from Fiocruz for revenues recorded for the year ended June 30, 2013 and a credit of approximately $1.007 million to research and development expenses and a corresponding adjustment to accounts payable relating to expenses accrued at June 30, 2013 owed to Fraunhofer.

For the year ended June 30, 2014, under the Amended Agreement, the Company recognized revenue of $205,000 for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount — $205,000 – due Fraunhofer for that work.

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

Fraunhofer has been our principal research and development contractor and has been providing research and development services to us and our predecessor company since 2003. As a part of our collaboration with Fraunhofer, we have established a business structure that has allowed us enlarge and broaden the scope of applications of our platform technology and enhance the value of our retained commercial rights by leveraging certain funding received by Fraunhofer from governmental entities, NGOs and other similar organizations.

We achieved this result by granting licenses (a) to the government and NGO entities for not-for-profit applications of the intellectual property for which they have provided funding, and (b) to Fraunhofer for research purposes and applications in fields other than those retained by iBio or granted to the governmental entity or NGO. iBio retained ownership of the intellectual property and exclusive worldwide commercial rights in the fields of human health and veterinary influenza applications of the intellectual property. At this time, we are not pursuing development of such intellectual property in the field of veterinary influenza.

Through June 30, 2014, Fraunhofer has been awarded a total of approximately $33 million in grants from the Bill & Melinda Gates Foundation for development of product candidates based on the iBioLaunch platform and for research and development of vaccines against influenza, including H5N1 avian influenza, malaria and African sleeping sickness (trypanosomiasis). To facilitate the grant and continuing support by the Bill & Melinda Gates Foundation of the activities being undertaken by Fraunhofer, we agreed to make our iBioLaunch platform available to various programs to complete development and provide “Global Access” to vaccines against influenza, rabies virus, malaria and trypanosomiasis, provided that if the Bill & Melinda Gates Foundation and Fraunhofer do not pursue such programs to completion, the subject rights revert to us. The term “Global Access” means access for people most in need within the developing world in low income and lower-middle-income countries, as identified by the World Bank. Because we have exclusive commercial rights to the technology and these products for human health applications, this grant and any further similar grants will benefit us by enabling Fraunhofer to enhance our platform technology and expand the information about the technical performance of product candidates derived from our technology. We may decide to commercially license such technology to collaborators for advancement into human clinical evaluation and eventual commercial development.

DoD has also provided funding to Fraunhofer for advanced development of our technology platform and for preclinical and clinical studies of an anthrax-plague combination vaccine and for an H1N1 influenza vaccine project. Through June 30, 2014, Fraunhofer has received funding and funding commitments for these projects totaling approximately $34 million. This funding is similarly beneficial to us because we have retained the commercial rights to any technology improvements resulting from those projects.

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

Manufacturing

In addition to the platform and product development engagements, in 2006, we engaged Fraunhofer to create a prototype production module for products made through the use of the iBioLaunch platform. The purpose of this engagement was to attract grants for the improvement of the prototype to become a pilot plant and to demonstrate the ease and economy with which iBioLaunch-derived products could be manufactured in order to attract potential licensees and increase the value of our share of business arrangements entered into with entities. The prototype design, which encompassed the entire production process from seeding, pre-infiltration plant growth, infiltration of plants with agrobacteria, harvesting of plant tissue and purification of target proteins, was completed in May 2008. A pilot plant based upon this prototype funded substantially by DARPA was subsequently constructed by Fraunhofer at its facility in Newark, Delaware. This pilot plant, and the equipment in it, are owned by Fraunhofer and have been validated for current Good Manufacturing Practices (“cGMP”) production. We anticipate using this facility for cGMP production of protein targets for any clinical trial we initiate. We will contract with third party providers for fill and finish services.

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

We currently own 15 U.S. patents and 28 international patents. Additionally, we have three international patent applications allowed, as well as 10 U.S. and 26 international applications pending. International patents and applications include numerous foreign countries including Australia, Brazil, Canada, China, Hong Kong, India, Korea, and several countries in Europe. We continue to prepare patent applications relating to our expanding technology in the U.S. and abroad.

The technology and products covered by our issued and pending patent applications is summarized below:

Technology and Product Patents (U.S.)

o	Virus-induced gene silencing in plants
o	Transient expression of foreign genes in plants
o	Production of foreign nucleic acids and polypeptides in sprout systems
o	Production of pharmaceutically active proteins in sprouted seedlings
o	Systems and method for clonal expression in plants
o	Recombinant carrier molecule for expression, delivery and purification of target polypeptides
o	Influenza antigens, vaccine compositions, and related methods
o	Plague antigens, vaccine compositions, and related methods
o	Influenza therapeutic antibodies
o	Trypanosomiasis vaccine
o	Anthrax antigens, vaccine compositions, and related methods

Pending Technology Patent Applications (U.S. and International)

o	Virus-induced gene silencing in plants
o	Activation of transgenes in plants by viral vectors
o	Protein production in seedlings
o	Agroinfiltration of plants with launch vector
o	Transient expression of proteins in plants
o	Thermostable carrier molecule
o	Protein expression in clonal root cultures
o	Production of proteins in plants with launch vector
o	In vivo deglycosylation of recombinant proteins in plants

Pending Product Patent Applications (U.S. and International)

o	Antibodies
o	Influenza vaccines
o	Influenza therapeutic antibodies
o	Anthrax vaccines
o	Plague vaccines
o	HPV vaccines
o	Trypanosomiasis vaccine
o	Malaria vaccines

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

Employees

As of September 29, 2014, we had seven employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We consider our relations with our employees to be good. Since our business strategy is based on outsourcing our development and clinical trial work to third parties, we believe this staffing level will be sufficient to meet our needs.

Management Update

On December 5, 2013, we appointed Mark Giannone to serve as our Chief Financial Officer, replacing Scott Kain, whose departure was effective November 30, 2013.

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

Since our 2008 spinoff from Integrated BioPharma, Inc., we have incurred significant operating losses and negative cash flows from operations. Our net loss was approximately $3.7 million for the year ended June 30, 2014 and approximately $6.2 million for the year ended June 30, 2013. As of June 30, 2014, we had an accumulated deficit of approximately $41.2 million. Our operating losses since inception and the financial resources we had on hand at June 30, 2014 to fund our operations for the succeeding 12 month period raised substantial doubt about our ability to continue as a going concern. Subsequent to June 30, 2014, we entered into the agreement with Aspire Capital described above for the sale at the option of the Company of up to $10 million of common stock of the Company upon the terms and conditions described in the Agreement and received $500,000 for the first sale of shares pursuant to the Agreement. However, our ability to require Aspire to purchase our shares and thereby provide additional capital to the Company is subject to uncertainty due to conditions not within the Company’s control. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended June 30, 2014 with respect to this uncertainty.

To date, we have financed our operations primarily through the sale of common stock and warrants. We have devoted substantially all of our efforts to research and development, including the development and validation of our iBioLaunch and iBioModulator technology platforms and the development of a proprietary therapeutic product against fibrosis based upon our platform. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if, without first securing funding from one or more collaborators, we:

•	initiate clinical trials of our product candidates;

•	continue the research and development of our product candidates;

•	seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development efforts.

To become and remain profitable, we must succeed in commercializing our iBioLaunch and iBioModulator platforms and we, alone or with our licensees, must succeed in developing and eventually commercializing iBioLaunch-derived and iBioModulator-enhanced products that generate significant revenue. This will require us, alone or with our licensees and collaborators, to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those iBioLaunch-produced or iBioModulator-enhanced products for which regulatory approval is obtained or establishing collaborations with parties willing and able to provide necessary capital or other value. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

The extent to which we utilize the purchase agreement with Aspire Capital described under Item 1. Business – Overview – Recent Business Highlights as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default under the purchase agreement or on any trading day that the closing sale price of our common stock is less than $0.44 per share. Even if we are able to access the full $10.0 million under the purchase agreement, we may still need additional capital to fully implement our business, operating and development plans.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives, as well as through sales of common stock to Aspire Capital under the purchase agreement. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we are unable to raise capital in sufficient amounts when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

We expect that our existing cash on hand as of June 30, 2014 in the amount of $3.6 million, together with funds we expect to develop from sales pursuant to the Aspire Agreement, will be sufficient to meet our projected operating requirements through fiscal year ending June 30, 2015. We have based this projection on assumptions that may prove to be wrong, in which case we may deplete our cash resources sooner than we currently anticipate. Our future capital requirements will depend on many factors, including:

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

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations.

To the extent that we raise additional capital through a public or private offering and sale of equity securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected and we may be unable to continue our operations.

We have a limited operating history, which may limit the ability of investors to make an informed investment decision.

We commenced independent operations in 2008, and our operations to date have included organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary iBioLaunch and iBioModulator technology platforms, identifying potential product candidates and undertaking, through third parties, preclinical trials and clinical trials of product candidates derived from our technologies .. Excepting two iBioLaunch-derived vaccine candidates that have recently been evaluated in completed Phase 1 clinical trials, all our other vaccine and therapeutic protein product candidates are still in preclinical development. Neither we nor our collaborators have completed any other clinical trials for any iBioLaunch-derived or iBioModulator-enhanced vaccine or therapeutic protein product candidate. As a result, we have not yet demonstrated our ability to successfully complete any Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any conclusion you reach about our future success or viability may not be as predictive as it might be if we had a longer operating history.

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

We are very early in our development efforts and the clinical experience with iBioLaunch-derived and iBioModulator-enhanced product candidates is very limited. Excepting two iBioLaunch-derived vaccine candidates that have recently been evaluated in completed Phase 1 clinical trials, all our other vaccine and therapeutic protein product candidates are still in preclinical development We have invested substantially all of our efforts and financial resources in developing iBioLaunch and iBioModulator, identifying potential product candidates, and conducting preclinical studies. Our ability to generate product sales revenues, which we do not expect will occur for many years, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

While we believe that data we and our collaborators have obtained from preclinical studies and Phase 1 clinical trials of iBioLaunch-derived and iBioModulator-enhanced product candidates has validated these technology platforms, our platforms have not yet, and may never lead to, approvable or marketable products. Even if we are successful in further validating our platforms and continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development for many possible reasons, including harmful side effects, limited efficacy or other characteristics that indicate that such product candidates are unlikely to be products that will receive marketing approval and achieve market acceptance. If we and our collaborators do not successfully develop and commercialize product candidates based upon our technological approach, we will not obtain product or collaboration revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. PTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We are entitled under our certificate of incorporation to issue up to 175 million shares of common stock, par value $.001 per share, and 1 million shares of preferred stock, with no par value. As of June 30, 2014, we had issued and outstanding approximately 65.6 million shares of common stock, and 8.8 million and 8.5 million warrants and options, respectively, to purchase shares of common stock. Additionally, we had approximately 6.5 million shares of common stock reserved for future issuance of additional option grants under our 2008 Omnibus Equity Incentive Plan. Accordingly, we will be able to issue up to approximately 85.6 million additional shares of common stock and 1.0 million shares of preferred stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Risks Related to Our Agreement with Aspire Capital

We are filing a Registration Statement registering 23,418,172 shares of common stock that may be issued under the purchase agreement with Aspire Capital. The sale of such shares could depress the market price of our common stock.

We are filing a Registration Statement on Form S-1 registering an aggregate of 23,418,172 shares of our common stock for issuance pursuant to the purchase agreement with Aspire Capital. The 23,418,172 shares represent approximately 26.3% of our shares of common stock outstanding immediately after issuance of all 23,418,172 shares pursuant to the purchase agreement.

The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.

We are registering for sale 681,818 commitment shares and 1,136,354 initial purchase shares that we have issued to Aspire Capital and 21,600,000 shares that we may sell to Aspire Capital under the purchase agreement. It is anticipated that such shares will be sold over a period of up to approximately 24 months from the date the Registration Statement is declared effective. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the purchase agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the purchase agreement may cause the trading price of our common stock to decline.

Aspire Capital may ultimately purchase all, some or none of the $9.5 million of common stock that, together with the 681,818 commitment shares and the 1,136,354 initial purchase shares, we are registering on Form S-1.

Aspire Capital may sell all, some or none of our shares that it holds or comes to hold under the purchase agreement. Sales by Aspire Capital of shares acquired pursuant to the purchase agreement under the Registration Statement on Form S-1 may result in dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and the purchase agreement may be terminated by us at any time at our discretion without any penalty or cost to us.

We may not have access to the full amount available under the purchase agreement with Aspire Capital.

Under the terms of the purchase agreement, we may submit purchase notices to Aspire Capital only on trading days on which the closing sale price of our common stock exceeds $0.44 (the closing sale price of our shares on the business day before we entered into the purchase agreement). Further, the purchase price for any purchases of shares under the purchase agreement may not be less than $0.44 per share, unless stockholder approval is obtained. If the price of our common stock declines, we may not be able to access the full amount under the purchase agreement during its 24 month term.

Upon effectiveness of the Registration Statement on Form S-1, future sales of our Common Stock in the public market could result in significant volatility and depress the market price.

Upon the effectiveness of the Registration Statement on Form S-1 registering the shares under the purchase agreement with Aspire Capital, most of the stock covered under the registration will be immediately available for trading. Due to a limitation in the number of shares traded on a regular basis, there may be significant swings in the bid and ask prices of our stock or there may not be any significant volume of the stock available to trade.

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

The following table sets forth the high and low sale prices for our common stock during the years ended June 30, 2014 and 2013 as reported by the NYSE MKT. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low
Year ended June 30, 2014:
First Quarter	$0.62	$0.42
Second Quarter	$0.45	$0.29
Third Quarter	$0.68	$0.35
Fourth Quarter	$0.52	$0.36

Year ended June 30, 2013:
First Quarter	$1.46	$0.71
Second Quarter	$1.15	$0.62
Third Quarter	$0.87	$0.51
Fourth Quarter	$0.64	$0.38

Holders

As of September 26, 2014, there were 81 holders of record of our common stock.

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

Our near-term focus is to realize two key objectives: (1) the establishment of additional business arrangements pursuant to which commercial, government and not-for-profit licensees will utilize our platform technology in connection with the production and development of products for both therapeutic and vaccine uses; and (2) the further advancement of product candidates selected for clinical development including our proprietary product candidate for treatment of idiopathic pulmonary fibrosis, systemic sclerosis, and other fibrotic diseases. These objectives are a part of our strategy to commercialize the proprietary technology we have developed and validated.

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

Results of Operations

Revenue

Gross revenue for the years ended June 30, 2014 (“2014”) and 2013 (“2013”) was approximately $0.2 million and $1.0 million, respectively.

Revenue in 2013 was attributable to technology services provided to FioCruz in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch technology. To fulfill our obligations, we engage Fraunhofer as a subcontractor to perform the services required. In 2014, the Company, FioCruz and Fraunhofer amended their Collaboration and License Agreement (the “Amendment”) reflecting the agreed modifications to the work plan. Gross revenue totaled $0.2 million for 2014.

Research and Development Expenses

Research and development expenses for 2014 were approximately ($0.2) million, as compared to approximately $3.4 million for 2013. However, research and development expenses for 2014 included (i) a credit of $1.04 million resulting from the reversal of expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013 and (ii) the reversal of expenses totaling $1.007 million incurred during 2013 as the result of the Amendment discussed above. Adjusting for this, research and development spending was approximately $1.9 million for 2014, a decline of approximately $1.5 million. The decline in spending compared to the prior nine months was attributable to lower expenses associated with Fraunhofer as a subcontractor rendering research and development services to FioCruz while awaiting approval of the contract amendment and lower spending on Company projects directly with Fraunhofer.

General and Administrative Expenses

General and administrative expenses for both 2014 and 2013 were approximately $4.2 million. However, general and administrative expenses for 2014 included (i) a credit of $0.7 million resulting from the reversal of royalty expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013 and (ii) the write-off of an accounts receivable of $1.007 million recorded in 2013 as a result of the Amendment discussed above. Adjusting for this, general and administrative spending was approximately $3.9 million for 2014, a decline of approximately $0.3 million attributable to lower spending on consulting and investor relations services. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company.

Other Income (Expense)

Other income (expense) for 2014 was approximately $174,000, as compared to approximately $469,000 for 2013. However, other income (expense) for 2014 includes a credit of $122,000 resulting from the reversal in interest expense accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, other income (expense) was approximately $52,000. Other income (expense) in 2013 included $520,000 of non-cash income related to the change in the fair value of the warrant derivative liability resulting from the anti-dilution provision of the August 2008 Warrants. These warrants expired in August 2013, and the warrant derivative liability was eliminated. Interest expense in 2013 totaled approximately $90,000 and was incurred to Fraunhofer for past due balances owed.

Liquidity and Capital Resources

As of June 30, 2014, we had cash of $3.6 million as compared to $4.4 million as of June 30, 2013.

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.1 million. The decrease in cash was primarily attributable to funding the loss for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.3 million. Cash used in investing activities was attributable primarily to additions to intangible assets.

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

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of June 30, 2014, our accumulated deficit was approximately $41.2 million, and we used approximately $4.1 million of cash for operating activities for 2014. As of June 30, 2014 cash on hand of approximately $3.6 million, together with funds subsequently obtained and to be obtained pursuant to the Aspire Agreement, are expected to support the Company’s activities through the quarter ending June 30, 2015.

We have historically financed our activities through the sale of common stock and warrants, sold together as units. We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity and other securities, including sales of our common stock pursuant to the Purchase Agreement with Aspire Capital Fund, LLC described under [Item 1 Business – Recent Business Highlights], and through proceeds realized in connection with license and collaboration arrangements. The extent to which we utilize the Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $0.44 per share. Even if we are able to access the full $10.0 million under the Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond June 30, 2015. We cannot be certain that such funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2014, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2014 have been taken into consideration in preparing the financial statements. The preparation financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our financial statements.

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

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets.

Derivative Instruments

The Company does not use derivative instruments in its ordinary course of business.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Deferred revenue represents billings to a customer to whom the services have not yet been provided.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended June 30, 2014 and 2013.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information under this Item is not required to be provided by smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Financial statements and notes thereto appear on pages F-1 to F-20 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)         Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of June 30, 2014. Based on that evaluation, our Executive Chairman and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

(b)         Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has performed an assessment of the effectiveness of iBio’s internal control over financial reporting as of June 30, 2014 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (1992 Framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2014.

/s/Robert B. Kay	/s/Mark Giannone
Robert B. Kay	Mark Giannone
Executive Chairman	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and
Principal Accounting Officer)

September 29, 2014	September 29, 2014

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

Item 9B. Other Information.

None.

PART III

The information required by Item 10. Directors, Executive Officers and Corporate Governance; Item 11. Executive Compensation; Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Item 13. Certain Relationships and Related Transactions, and Director Independence; and Item 14. Principal Accountant Fees and Services is incorporated into Part III of this Annual Report on Form 10-K by reference to the proxy statement for our 2014 Annual Meeting of Stockholders, which proxy statement is expected to be filed with the Securities and Exchange Commission not later than 120 days after the close of our fiscal year ended June 30, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Exhibits and Index

(1)	A list of the financial statements filed as part of this report is set forth in the index to financial statements at page F-1 and is incorporated herein by reference.

(2)	An index of exhibits incorporated by reference or filed with this Report is provided below:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (1)
3.3	First Amended and Restated Bylaws of the Company (2)
4.1	Form of Common Stock Certificate (3)
4.2	Form of Investor Warrant (2010) (4)
4.3	Form of Common Stock Purchase Warrant (2012) (5)
4.4	Form of Common Stock Purchase Warrant (2013) (6)
4.5	Form of Registration Rights Agreement (2010) (4)
4.6	Registration Rights Agreement, dated August 25, 2014, between the Company and Aspire Capital Fund, LLC (7)
10.1	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (8)
10.2	Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (9)+
10.3	Common Stock Purchase Agreement, dated August 25, 2014 between the Company and Aspire Capital Fund, LLC (10)
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101	The following materials from iBio, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements *

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014.
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009.
(3)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on July 11, 2008.
(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010.
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2012
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2013.
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2014.
(8)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on June 18, 2008.
(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 30, 2013.
(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2014.
*	Filed herewith.
+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBio, Inc.
(Registrant)

Dated: September 29, 2014	/s/Robert B. Kay
Robert B. Kay
Executive Chairman
(Principal Executive Officer)

Dated: September 29, 2014	/s/Mark Giannone
Mark Giannone
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Robert B. Kay	Executive Chairman	September 29, 2014
Robert B. Kay	(Principal Executive Officer)

/s/Mark Giannone	Chief Financial Officer	September 29, 2014
Mark Giannone	(Principal Financial Officer and
Principal Accounting Officer)

/s/Glenn Chang	Director	September 29, 2014
Glenn Chang

/s/Arthur Y. Elliott	Director	September 29, 2014
Arthur Y. Elliott, Ph.D.

/s/Seymour Flug	Director	September 29, 2014
Seymour Flug

/s/James T. Hill	Director	September 29, 2014
General James T. Hill, USA (Retired)

/s/John D. McKey, Jr.	Director	September 29, 2014
John D. McKey, Jr.

/s/Philip K. Russell	Director	September 29, 2014
Philip K. Russell, M.D.

iBio, Inc.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of iBio, Inc.

We have audited the accompanying consolidated balance sheets of iBio, Inc. and Subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iBio, Inc. and Subsidiaries as of June 30, 2014 and 2013 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operating activities for the years ended June 30, 2014 and 2013 and has an accumulated deficit as of June 30, 2014. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CohnReznick LLP

Eatontown, New Jersey
September 29, 2014

iBio, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30, 2014	June 30, 2013

Assets
Current assets:
Cash	$3,590	$4,414
Accounts receivable - trade	205	1,007
Prepaid expenses and other current assets	118	1,214
Total current assets	3,913	6,635

Fixed assets, net of accumulated depreciation	6	6
Intangible assets, net of accumulated amortization	2,575	2,713
Total Assets	$6,494	$9,354

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (related party of $38 and $93 as of June 30, 2014 and 2013, respectively)	$297	$2,401
Accrued expenses	98	1,885
Total Liabilities	395	4,286

Commitments

Stockholders' Equity
Preferred stock - no par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized at June 30, 2014 and 100,000,000 shares authorized at June 30, 2013; 65,642,095 shares issued and outstanding at June 30, 2014 and 56,692,095 shares issued and outstanding at June 30, 2013	66	57
Additional paid-in capital	47,235	42,547
Accumulated deficit	(41,202)	(37,536)
Total Stockholders' Equity	6,099	5,068

Total Liabilities and Stockholders' Equity	$6,494	$9,354

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, except per share amounts)

	Years Ended
	June 30,
	2014	2013

Revenues	$205	$1,007

Operating expenses:
Research and development (related party of $527 and $424)	1,898	3,431
Research and development - effect of Settlement Agreement (Note 8)	(1,041)	-
Research and development - effect of amendment to Collaboration and License Agreement (Note 8)	(1,007)	-
General and administrative	3,888	4,243
General and administrative - effect of Settlement Agreement (Note 8)	(700)	-
General and administrative - effect of amendment to Collaboration and License Agreement (Note 8)	1,007	-
Total operating expenses	4,045	7,674

Operating loss	(3,840)	(6,667)

Other income (expense):
Interest income	8	9
Interest expense	-	(90)
Interest expense - effect of Settlement Agreement (Note 8)	122	-
Royalty income	42	34
Other income (expenses)	3	(4)
Loss on disposal of fixed assets	(1)	-
Change in fair value of warrant derivative liability	-	520

Total other income (expense)	174	469

Net loss	$(3,666)	$(6,198)

Loss per common share - basic and diluted	$(0.06)	$(0.13)

Weighted-average common shares outstanding - basic and diluted	62,968	49,381

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2014 and 2013

(In Thousands)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of July 1, 2012	47,767	$48	$37,459	$(31,338)	$6,169

Issuance of comon stock in connection with April 2013 equity offering, net of expenses	8,925	9	3,825	-	3,834

Share-based compensation	-	-	1,263	-	1,263

Net loss	-	-	-	(6,198)	(6,198)

Balance as of June 30, 2013	56,692	57	42,547	(37,536)	5,068

Common stock issued for warrant exercises	7,750	8	3,092	-	3,100

Common stock issued for private placement	1,200	1	479	-	480

Costs to raise capital	-	-	(29)	-	(29)

Share-based compensation	-	-	1,075	-	1,075

Expiration of warrants	-	-	71	-	71

Net loss	-	-	-	(3,666)	(3,666)

Balance as of June 30, 2014	65,642	$66	$47,235	$(41,202)	$6,099

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(3,666)	$(6,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect of Settlement Agreement	(1,863)	-
Share-based compensation	1,075	1,263
Amortization of intangible assets	358	336
Depreciation	3	2
Loss on disposal of fixed assets	1	-
Loss on abandonment of intangible assets	56	3
Change in the fair value of derivative financial liability	-	(520)
Changes in operating assets and liabilities
Accounts receivable - trade	(205)	(656)
Prepaid expenses and other current assets	97	(289)
Accounts payable	56	(445)
Accrued expenses	(28)	1,655

Net cash used in operating activities	(4,116)	(4,849)

Cash flows from investing activities:
Additions to intangible assets	(255)	(188)
Purchases of fixed assets	(4)	(7)

Net cash used in investing activities	(259)	(195)

Cash flows from financing activities:
Proceeds from sale of common stock	480	4,284
Proceeds from exercise of warrants	3,100	-
Costs to raise capital	(29)	(450)

Net cash provided by financing activities	3,551	3,834

Net decrease in cash	(824)	(1,210)
Cash - beginning of year	4,414	5,624
Cash - end of year	$3,590	$4,414

Schedule of non-cash activities:
Reversal of accrued warrants	$71	$-
Unpaid intangible assets included in accounts payable	$12	$-
Unpaid intangible assets included in accrued expenses	$20	$-
Effect of amendment to Collaboration and License Agreement on accounts receivable and accounts payable	$1,007	$-

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Business

iBio, Inc. and Subsidiaries (“iBio” or the “Company”) is a biotechnology company focused on the commercialization of its proprietary plant-based protein expression technologies - the iBioLaunch™ platform for vaccines and therapeutic proteins and the iBioModulator™ platform for vaccine enhancement – and on developing and commercializing select biopharmaceutical product candidates. The advantages of iBio’s technology include the ability to manufacture therapeutic proteins that are difficult or commercially infeasible to produce with conventional methods, and reduced production time, capital and operating costs for biopharmaceuticals. iBio was established as a public company in August 2008 as the result of a spinoff from Integrated BioPharma, Inc. The Company operates in one business segment under the direction of its Executive Chairman. The Company has two wholly-owned subsidiaries, iBioDefense Biologics LLC (“iBioDefense”), a Delaware limited liability company formed in July 2013 to explore development and commercialization of defense-specific applications of the Company’s proprietary technology, and iBio Peptide Therapeutics LLC, a Delaware limited liability company formed in November 2013 to explore development and commercialization of plant based peptide for the treatment of Fibrosis. Additionally the Company has a 99% interest in a subsidiary organized in Brazil, iBIO DO BRASIL BIOFARMACÊUTICA LTDA. (“iBio Brazil”), to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with FioCruz (part of the Ministry of Health of Brazil) beyond the current Yellow Fever Vaccine program and development of biosimilar products with private sector participants for the Brazilian market. The subsidiaries have not conducted any activity through June 30, 2014.

2.	Basis of Presentation

Going Concern

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of June 30, 2014, the Company’s accumulated deficit was $41.2 million, and it had cash used in operating activities of $4.1 million and $4.8 million for the years ended June 30, 2014 and 2013, respectively. The Company has historically financed its activities through the sale of common stock and warrants. Through June 30, 2014, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, advancing its intellectual property, and general and administrative activities. Cash on hand as of June 30, 2014 of $3.6 million and the results of the common stock purchase agreement with Aspire Capital Fund LLC are expected to support the Company’s activities through June 30, 2015. The extent to which the Company utilizes the purchase agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of the Company’s common stock and the volume of trading in its common stock. See Note 18 Subsequent Events for additional information.

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

Reclassifications

Certain prior-period amounts have been reclassified to conform to the current period presentation. In 2013, loss on abandonments of intangibles was classified as other under cash flows from operating activities. In 2014, loss on abandonments is seperately stated.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include the valuation of intellectual property, legal and contractual contingencies and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company also expenses the remaining book value of previously capitalized patents that are later abandoned. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the years ended June 30, 2014 and 2013.

Derivative Instruments

The Company does not use derivative instruments in its ordinary course of business.

In connection with the issuances of debt and/or equity instruments, the Company may issue options or warrants to purchase common stock. In certain circumstances, these options or warrants may be classified as liabilities rather than as equity. In addition, the debt and/or equity instrument may contain embedded derivative instruments, such as conversion options or anti-dilution features, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative liability instrument. The Company accounts for derivative liability instruments under the provisions of FASB ASC 815, “Derivatives and Hedging.”

Some of the Company’s warrants issued in prior periods contained an anti-dilution provision which qualified as an embedded derivative and was accounted for separately as a derivative liability. This liability was recognized on the balance sheet at fair value each reporting period, and changes in the fair value were charged to other income or expense, as appropriate, and reflected in the current period earnings. Those warrants expired and there are no warrants of the Company presently outstanding that require accounting as a derivative liability.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Deferred revenue represents billings to a customer to whom the services have not yet been provided.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2014 and 2013. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended June 30, 2014 and 2013.

4.	New Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”) on January 1, 2014. ASU 2013-11 is expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this update are applied prospectively for annual and interim periods beginning after December 15, 2013. The adoption of ASU 2013-11 did not have a material effect on the Company’s consolidated financial statements.

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) was issued. The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance, and creates an ASC 606, “Revenue from Contracts with Customers.”

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements.

In June 2014, ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”) was issued.  ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted.  The Company is currently evaluating the effects of adopting ASU 2014-12 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”) was issued.  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

5.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable – trade, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company’s consolidated balance sheets approximated their fair values as of June 30, 2014 and 2013 due to their short-term nature.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2014	June 30, 2013
Prepaid expenses - Fraunhofer – semi-annual TTA payments (1)	$-	$1,000
Prepaid expenses – Fraunhofer – other R&D projects	-	106
Other prepaid expenses	110	77
Other current assets	8	31
Total prepaid expenses and other current assets	$118	$1,214

(1) See Note 8 – Significant Vendor.

7.	Intangible Assets

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

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30, 2014	June 30, 2013
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,068	1,869
	5,168	4,969
Intellectual property – accumulated amortization	(1,621)	(1,465)
Patents – accumulated amortization	(972)	(791)
	(2,593)	(2,256)
Net intangible assets	$2,575	$2,713

Amortization expense, included in general and administrative expenses, was approximately $0.36 million and $0.34 million for the years ended June 30, 2014 and 2013, respectively. In addition, for the years ended June 30, 2014 and 2013, the Company incurred losses on the abandonment of patents of approximately $56,000 and $3,000, respectively. The weighted-average remaining life for intellectual property and patents at June 30, 2014 was approximately 10 years and 5 years, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ending June 30,
2015	$360
2016	346
2017	332
2018	305
2019	270
Thereafter	962
Total	$2,575

8.	Significant Vendor

Fraunhofer continued to be the Company’s most significant vendor. The accounts payable balance includes amounts due Fraunhofer of approximately $0.2 million and $2.2 million as of June 30, 2014 and 2013, respectively. In addition, the accrued expenses balance includes amounts due Fraunhofer of approximately $0 and $1.7 million as of June 30, 2014 and 2013, respectively. The Company is charged interest by Fraunhofer on certain outstanding balances at the rate of prime plus 2%. For the years ended June 30, 2014 and 2013, research and development expenses related to Fraunhofer were approximately $0.8 million and $2.7 million, respectively. Interest expense related to Fraunhofer were approximately $0 and $88,000 for the years ended June 30, 2014 and 2013, respectively.

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”), the significant terms of which are as follows:

•	The Company’s liabilities to Fraunhofer in the amount of approximately $2.9 million as of June 30, 2013 were released and terminated;

•	The Company’s obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (the “Guaranteed Annual Payments”) was terminated and replaced with an undertaking to engage Fraunhofer to perform for at least $3 million in work requested and as directed by iBio before December 31, 2015. See Note 16 – Commitments for additional information;

•	The Company terminated and released Fraunhofer from the obligation to make further financial contributions toward the enhancement, improvement and expansion of iBio’s technology in an amount at least equal to the Guaranteed Annual Payments. In addition, the Company terminated and released Fraunhofer from the obligation to further reimburse iBio for certain past and future patent-related expenses;

•	The Company’s obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $200,000 was terminated. Instead the Company will be obligated to remit royalties to Fraunhofer only on technology license revenues that iBio actually receives and on revenues from actual sales by iBio of products derived from the Company’s technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million;

•	The rate at which the Company will be obligated to pay royalties to Fraunhofer on iBioLaunch and iBioModulator license revenues received was reduced from 15% to 10%; and

•	Any and all other claims of each party to any other amounts due at June 30, 2013 were mutually released.

The effect of the Settlement Agreement was the elimination of approximately $1.7 million of accrued expenses and $1.2 million of accounts payable from the Company’s books, as well as a $1 million reduction in prepaid expenses and an approximately $1.9 million positive impact on earnings resulting from the reversal of expenses incurred by the Company under the terms of the previous agreement. This $1.86 million is composed of credits of $1.04 million to research and development expenses, $0.7 million to general and administrative expenses, and $0.12 million to interest expense.

On January 4, 2011, the Company entered into the Collaboration and License Agreement (the “CLA”) which is a three party agreement involving the Company, Fraunhofer and Fundacao Oswaldo Cruz/Fiocruz, a public entity, member of the Indirect Federal Public Administration and linked to the Health Ministry of Brazil, acting through its unit Bio-Manguinhos (“Fiocruz”). The CLA provides for the development of a yellow fever vaccine to be manufactured and distributed within Latin America and Africa by Fiocruz. The CLA was supplemented by a bilateral agreement between iBio and Fraunhofer dated December 27, 2010 in which the Company engaged Fraunhofer as a contractor to provide the research and development services (both, together, the “Agreement”). The services are billed to Fiocruz at Fraunhofer’s cost, so revenue is equivalent to expense and there is no profit. At June 30, 2013, the Company had a receivable of $1.007 million and an accounts payable of the same amount.

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the Agreement (the “Amended Agreement”) which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. The effect of the amendment resulted in a charge of approximately $1.007 million to general and administrative expenses for the noncollectibility of an accounts receivable from Fiocruz for revenues recorded for the year ended June 30, 2013 and a credit of approximately $1.007 million to research and development expenses and a corresponding adjustment to accounts payable relating to expenses accrued at June 30, 2013 owed to Fraunhofer.

For the year ended June 30, 2014, under the Amended Agreement, the Company recognized revenue of $205,000 for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount -- $205,000 – due Fraunhofer for that work.

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2014	June 30, 2013
Fraunhofer – semi-annual TTA payment (1)	$-	$1,000
Fraunhofer – minimum annual royalty (1)	-	700
Consulting fees	-	71
Public company costs	-	45
Salaries and benefits	32	44
Other accrued expenses	66	25
Total accrued expenses	$98	$1,885

(1) See Note 8 – Significant Vendor.

10.	Warrant Derivative Liability

In August 2013, approximately 5.0 million of the Company’s outstanding warrants expired. These warrants were issued in August 2008 (the “August 2008 Warrants”) as part of a private placement completed concurrently with the spin-off from Integrated BioPharma, Inc. The warrants contained an anti-dilution provision which was accounted for separately as a derivative liability and measured at fair value on a recurring basis. Changes in fair value were charged to other income or expense, as appropriate. The fair value of the warrant derivative liability was determined based on Level 2 inputs utilizing observable quoted prices for similar instruments in active markets and observable quoted prices for identical or similar instruments in markets that are not very active. Using the Black-Scholes option pricing model, the Company developed its own assumptions based on observable inputs and available market data to support the reported fair value of $- 0 - as of June 30, 2013. The Company recognized a gain of approximately $0.5 million for the year ended June 30, 2013.

The following table summarizes the inputs and assumptions used to calculate the fair value of the warrant derivative liability:

June 30,
2013
Common stock price	$0.42
Exercise price	$1.53 - $1.97
Risk-free interest rate	0.04%
Dividend yield	0%
Volatility	97.9%
Remaining contractual term (in years)	0.2

11.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of June 30, 2014 and 2013, there were no shares of preferred stock issued and outstanding.

Common Stock

As of June 30, 2013, the Company was authorized to issue up to 100 million shares of common stock.   On December 18, 2013, the Company amended its certificate of incorporation and increased the number of authorized shares of common stock to 175 million. As of June 30, 2014, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 12.6 million shares of common stock for the exercise of warrants.

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

November 2013 Private Placement Offering

In November 2013, the Company completed a private placement offering of 1.2 million shares of its common stock at a price of $0.40 per share, resulting in net proceeds of approximately $0.5 million.   The shares were issued in January 2014.

April 2013 Equity Offering

On April 26, 2013, the Company, under its effective Registration Statement on Form S-3 (File No. 333-175420) (the “Registration Statement”), raised approximately $3.8 million in net proceeds by issuing 8,925,000 shares of common stock and warrants to purchase up to 3,570,000 shares of common stock. The common stock and warrants were sold together as units (the “2013 Units”), with each 2013 Unit consisting of one share of common stock and 0.40 (or 4/10ths) of one warrant to purchase one share of common stock. The public offering price of each 2013 Unit was $0.48. The warrants have an August 2013 exercise price of $0.53 per share, are immediately exercisable and will expire on the third anniversary of the date of issuance.

Prior to this offering, there were outstanding approximately 4.2 million August 2008 Warrants. In connection with this offering, the anti-dilution provision was triggered and the Company was required to both increase the number of shares issuable upon exercise and decrease the exercise prices of the August 2008 Warrants. As a result, the number of August 2008 Warrants outstanding increased by approximately 0.8 million and the exercise prices decreased from $1.82 and $2.34 per share to $1.53 and $1.97 per share, respectively. After this adjustment, there were outstanding approximately 2.5 million warrants with an August 2013 exercise price of $1.53 per share and approximately 2.5 million warrants with an exercise price of $1.97 per share. There was no change in the expiration date of the August 2008 Warrants as a result of this adjustment.

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

There were no sales of the Company’s common stock pursuant to the ATM Facility during the year ended June 30, 2013. The Company incurred legal, accounting and filing fees of approximately $121,000, including expenses reimbursed to Further Lane, in connection with entry into the ATM Facility. As a result of the Company’s decision to move forward with an alternate financing strategy that effectively eliminated the capacity under the Registration Statement necessary to utilize the ATM Facility, these costs were charged to general and administrative expenses. On April 26, 2013, the Company voluntarily terminated the ATM Facility prior to making any sales of its common stock under such agreement.

January 2012 Equity Offering

On January 13, 2012, the Company, under its effective Registration Statement, raised approximately $9.0 million in net proceeds by issuing 15,385,000 shares of common stock and warrants to purchase up to 11,538,750 shares of common stock. The common stock and warrants were sold together as units (the “2012 Units”), with each 2012 Unit consisting of one share of common stock and 0.75 (or 3/4ths) of one warrant to purchase one share of common stock. The public offering price of each 2012 Unit was $0.65. The warrants had an exercise price of $0.88 per share, became exercisable on the first anniversary of the date of issuance and would expire on the second anniversary of the date of issuance, which was January 13, 2014.

Prior to this offering, there were outstanding approximately 2.8 million August 2008 Warrants. In connection with this offering, the anti-dilution provision was triggered and the Company was required to both increase the number of shares issuable upon exercise and decrease the exercise prices of the August 2008 Warrants. As a result, the number of August 2008 Warrants outstanding increased by approximately 1.4 million and the exercise prices decreased from $2.68 and 3.45 per share to $1.82 and $2.34 per share, respectively. After this adjustment, there were outstanding approximately 2.1 million warrants with an exercise price of $1.82 and approximately 2.1 million warrants with an exercise price of $2.34 per share. There was no change in the August 2013 expiration date of the August 2008 Warrants as a result of this adjustment.

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units.

The following table summarizes all warrant activity for the years ended June 30, 2014 and 2013:

	Warrants	Weighted- average Exercise Price
Outstanding as of July 1, 2012	20,940,796	$1.39
Granted – consulting services	100,000	$1.00	(1)
Granted – April 2013 equity offering	3,570,000	$0.53
Granted – Anti-dilution adjustment on August 2008 warrants	785,144	$1.75
Outstanding as of June 30, 2013	25,395,940	$1.23	(2)
Exercised	(7,750,000)	$0.40
Expired	(8,876,029)	$1.18
Outstanding as of June 30, 2014	8,769,911	$1.38

Exercisable as of June 30, 2014	8,769,911	$1.38

(1) See Note 13 – Share-based Compensation.

(2) Includes the effect of reduction in exercise price for previously granted August 2008 warrants.

12.	Loss Per Common Share

Basic earnings per share  (“EPS”) per common share is computed by dividing the net income (loss) allocated to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of calculating diluted EPS, the denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and warrants using the treasury stock method. The following table summarizes the components of the EPS calculation (in thousands, except per share amounts):

	Years ended June 30,
	2014	2013
Basic Numerator:
Net loss	$(3,666)	$(6,198)
Basic Denominator	62,968	49,381
Per Share Amount	$(0.06)	$(0.13)

For the years ended June 30, 2014 and 2013, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of June 30, 2014, shares issuable which could potentially dilute future earnings included approximately 8.5 million stock options and 8.8 million warrants.   As of June 30, 2013, shares issuable which could potentially dilute future earnings included approximately 6.7 million stock options and 25.4 million warrants.

13.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Operations (in thousands):

	Year Ended June 30,
	2014	2013
Research and development	$97	$192
General and administrative	978	1,071
Totals	$1,075	$1,263

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million. As of June 30, 2014, there were approximately 6.5 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

During the years ended June 30, 2014 and 2013, the Company granted stock options to members of the Board of Directors and officers to purchase approximately 1.1 million and 1.2 million shares of common stock. These options vest ratably on the anniversary of the date of grant over a three to five year service period, expire ten years from the date of grant, and have a weighted-average exercise price of $.51 per share and $1.01 per share, respectively.

The following table summarizes all stock option activity during the years ended June 30, 2014 and 2013:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2012	5,510,000	$1.56	8.1	$494
Granted	1,330,000	$1.02
Forfeited	(80,000)	$1.55
Outstanding as of June 30, 2013	6,760,000	$1.45	7.5	$161
Granted	1,990,000	$0.47
Forfeited	(266,666)	$0.62
Outstanding as of June 30, 2014	8,483,334	$1.25	7.0	$179
As of June 30, 2014 vested and expected to vest	8,396,500	$1.25	7.0	$178

Exercisable as of June 30, 2014	5,288,542	$1.48	6.2	$161

The total fair value of stock options that vested during the years ended June 30, 2014 and 2013 was approximately $1.1 million and $2.5 million, respectively. As of June 30, 2014, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.4 years.

The weighted-average grant date fair value of stock options granted during the year ended June 30, 2014 and 2013 was $0.40 and $0.90 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

	2014	2013
Risk-free interest rate	2.3% - 2.7%	1.3% - 2.0%
Dividend yield	0%	0%
Volatility	97.4% - 100.6%	98.9% - 100.8%
Expected term (in years)	9	9

In November and December 2011, the Board of Directors modified the cancellation provision of previously issued options, permitting an option holder, upon termination without cause, to exercise the vested portion of an option post-termination for up to ten years after the grant date (the life of the option). Option awards granted in the current period also include this provision. Effective September 30, 2011, the Company ceased using the simplified method for share-based compensation expense and now estimates the expected term for each award to approximate its contractual term. The Company determined the effect of the modification to be approximately $633,000, based upon the difference in the fair market value of the options immediately before and after the modification occurred. For the year ended June 30, 2014, the Company recorded modification charges to research and development and to general and administrative expenses of approximately $0 and $14,000, respectively. For the year ended June 30, 2013, the Company recorded modification charges to research and development and to general and administrative expenses of approximately $16,000 and $49,000, respectively.

On February 29, 2012, the Company’s former Chief Scientific Officer terminated his employment with the Company and became a consultant to the Company as its Chief Scientific Advisor effective March 1, 2012. As Chief Scientific Officer, this individual received on February 25, 2010, an option grant to purchase 500,000 shares of common stock at an exercise price of $0.87, of which 200,000 options were vested at the time employment ceased. As compensation for the prospective role of Chief Scientific Advisor, the 300,000 unvested options were allowed to continue to vest in accordance with the original terms of the option grant, which vested ratably on the anniversary of the date of grant over a five year service period. The fair market value of the non-employee portion of option grant was initially estimated at $234,000. Options granted to non-employees are required to be marked-to-market each reporting period and their value will fluctuate accordingly. The grant will continue to be expensed over the remainder of the original five year service period.

Warrants

In July 2012, the Company issued 100,000 fully vested warrants to a consultant as payment for investor relations services. These warrants had an exercise price of $1.00 per share and expired two years from the date of issuance. The grant date fair value of approximately $33,000 was determined using the Black-Scholes option pricing model with similar inputs to those used to value stock options with the exception of the expected term. The warrants expired in July 2014.

14.	Related Party Transactions

Research and Development Services Vendor

In January 2012, the Company entered into an agreement with a vendor in which iBio’s President is a minority stockholder. The vendor performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The transaction has been conducted on an arm’s length basis at market terms. The accounts payable balance includes amounts due this vendor of approximately $38,000 and $93,000 at June 30, 2014 and 2013, respectively. Research and development expenses related to this vendor were approximately $527,000 and $424,000 for the years ended June 30, 2014 and 2013, respectively.

Consulting Services by Board Member

In February 2012, the Company entered into a business development consulting agreement with a member of the Board of Directors. The six month agreement included monthly payments of $15,000 and 60,000 stock options which vested in six equal monthly installments of 10,000 options per month. The options have an exercise price of $0.93 per share and will expire ten years from the date of grant. The consulting expense for the years ended June 30, 2014 and 2013 was $0 and $15,000, respectively, and is included in general and administrative expenses. Additionally, members of the Board of Directors receive $10,000 per year of cash compensation for their services to the Company.

15.	Income Taxes

The components of the provision for income taxes consist of the following (in thousands):

	For the Years Ended June 30,
	2014	2013
Current - Federal and state	$-	$-
Deferred - Federal	(1,267)	(2,447)
Deferred - State	(215)	(366)
Total	(1,482)	(2,813)
Change in valuation allowance	1,482	2,813
Income tax expense	$-	$-

The Company has deferred income taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,
	2014	2013
Deferred tax assets (liabilities):
Net operating loss	$11,954	$10,856
Share-based compensation	3,626	3,198
Research and development tax credits	764	737
Intangible assets	(122)	(56)
Vacation accrual	13	18
Valuation allowance	(16,235)	(14,753)
Total	$-	$-

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

Federal and state net operating losses of approximately $31.6 and $20.4 million, respectively, are available to the Company as of June 30, 2014 and will expire at various dates through 2034. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company pursuant to Internal Revenue Code Section 382, though the Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. The Company has a research and development credit carryforward of approximately $764,000 at June 30, 2014.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended June 30,
	2014	2013
Statutory federal income tax rate	34%	34%
State (net of federal benefit)	6%	6%
Non-deductible expenses - change in fair value of derivative financial liability	-%	3%
Research and development tax credit	1%	4%
Other	-%	(2)%
Change in valuation allowance	(41)%	(45)%
Effective income tax rate	0%	0%

The Company has not been audited by the Internal Revenue Service or any states in connection with income taxes. The Company files federal and state income tax returns subject to varying statutes of limitations. The 2009 through 2013 tax returns generally remain open to examination by federal and state tax authorities.

16.	Commitments

Under the terms of the Settlement Agreement described in Note 8 – Significant Vendor above, the Company is obligated to engage Fraunhofer for at least $3 million in work requested and directed by iBio before December 31, 2015. Effective January 31, 2014, the Company terminated a $1.5 million research services agreement with Fraunhofer.  The Company had incurred $0.8 million in research and development expense related to such agreement. As of June 30, 2014, the Company had entered into research services agreements with Fraunhofer representing approximately $0.8 million of the $3 million commitment.

Under the terms of the TTA (described in Note 8 – Significant Vendor) and for a period of 15 years: 1) the Company shall pay Fraunhofer a defined percentage (per the agreement) of all receipts derived by the Company from sales of products produced utilizing the Technology and a defined percentage (per the agreement) of all receipts derived by the Company from licensing the Technology to third parties. The Company will be obligated to remit royalties to Fraunhofer only on technology license revenues that iBio actually receives and on revenues from actual sales by iBio of products derived from the Company’s technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million. All new intellectual property invented by Fraunhofer during the period of the TTA is owned by and is required to be transferred to iBio.

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. Under the CLA and bilateral agreement between iBio and Fraunhofer dated December 27, 2010, Fraunhofer, the Company’s subcontractor for performance of research and development services, bills Fiocruz directly on behalf of the Company at the rates, amounts and times provided in the Amended Agreement, and the proceeds of such billings and only the proceeds are paid to Fraunhofer for its services, so the Company's expense is equal to its revenue and no profit is recognized for these activities under the Amended Agreement. See Note 8 – Significant Vendor for additional information.

On January 14, 2014 (the “Effective Date”), the Company entered into an exclusive worldwide License Agreement (“LA”) with the University of Pittsburgh (“UP”) covering all of the U.S. and foreign patents and patent applications and related intellectual property owned by UP pertinent to the use of endostatin peptides for the treatment of fibrosis. The Company paid an initial license fee of $20,000 and is required to pay all of UP’s patent prosecution costs that were incurred prior to, totaling $30,627, and subsequent to the Effective Date. On each anniversary date the Company is to pay license fees ranging from $25,000 to $150,000 for the first five years and $150,000 on each subsequent anniversary date until the first commercial sale of the licenced technology. Beginning with commerical sales of the technology or approval by the FDA or foreign equivalent, the Company will be required to pay milestone payments, royalties and a percentage of any non-royalty sublicense income to UP.

On December 30, 2013, the Company entered into a Project Agreement with the Medical University of South Carolina (“MUSC”) providing for the performance of research and development services by MUSC related to peptides for the treatment of fibrosis. The agreement requires the Company to make payments totaling $78,000 through December 1, 2014 and provides the Company with certain intellectual property rights. Effective September 1, 2014, the Company and MUSC executed an Amendment to the agreement. The Amendment extends the term of the agreement to December 31, 2015 and increases the total payments due MUSC from the Company by $161,754.

17.	NYSE Listing Compliance

On October 25, 2013, the Company received notice from NYSE Regulation that the Company had resolved all previously cited continued listing deficiencies with respect to listing standards of the NYSE MKT LLC's (the " Exchange ") Company Guide, and therefore continues its listing eligibility, subject, as is the case for all listed issuers, to assessment on an ongoing basis by the Exchange.

18. Subsequent Events

On August 25, 2014, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (referred to below as “Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the approximately 24-month term of the purchase agreement. In consideration for entering into the purchase agreement, following the approval of the issuance of the shares by NYSE MKT, Aspire Capital received 681,818 shares of the Company’s common stock as a commitment fee. In addition, on September 19, 2014 following approval of the issuance of the shares by NYSE MKT, Aspire Capital purchased 1,136,354 shares of common stock for $500,000 pursuant to the terms of the purchase agreement.

Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements as permissible and necessary to register under the Securities Act of 1933, as amended, the sale of shares of the Company’s common stock that have been and may be issued to Aspire Capital under the purchase agreement. After the Securities and Exchange Commission has declared effective the registration statement, on any trading day on which the closing sale price of the Company’s common stock exceeds $0.44 (the closing sale price of the Company’s shares on the business day before the Company entered into the purchase agreement with Aspire Capital), the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of common stock per trading day, provided that the aggregate price of such purchase shall not exceed $500,000 per trading day, up to an additional $9.5 million of common stock in the aggregate at a per share price equal to the lesser of the lowest sale price of common stock on the purchase date, or the arithmetic average of the three lowest closing sale prices of common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submits a purchase notice to Aspire Capital in an amount equal to 150,000 shares of common stock and the closing sale price of common stock is equal to or greater than $0.44, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price (“VWAP”) purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the NYSE MTK on the next trading day, subject to a maximum number of shares that the Company may determine, and a minimum trading price which is equal to the greater of (a) 80% of the closing price of common stock on the business day immediately preceding the date of the VWAP purchase, or (b) such higher price as set forth by the Company in the notice for the VWAP purchase. The purchase price per share pursuant to such VWAP purchase notice shall be the lower of (i) the closing sale price on the date of sale and (ii) 97% of the volume-weighted average price for common stock traded on the NYSE MKT on (i) the date of the VWAP purchase if the aggregate stock to be purchased on that date does not exceed the volume maximum stated in the Company’s notice for the VWAP purchase, or (ii) the portion of such business day until such time as aggregate stock to be purchased will equal the volume maximum stated in the Company’s notice or the time at which the sale of the stock falls below the minimum trading price described above.

The purchase agreement provides that the Company and Aspire Capital shall not effect any sales under the purchase agreement on any purchase date where the closing sale price of common stock is less than $0.44 (the closing sale price of shares on the business day before the Company entered into the purchase agreement). Further, the purchase price for any purchases of shares under the purchase agreement may not be less than $0.44 per share, unless stockholder approval is obtained. The respective prices and share numbers in the preceding paragraphs shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. There are no trading volume requirements or restrictions under the purchase agreement with Aspire Capital, and the Company will control the timing and amount of any sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed in accordance with the purchase agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the purchase agreement. The purchase agreement may be terminated by the Company at any time, at its discretion, without any penalty or cost to the Company.

