Form 10-K/A
period 2014-06-30
iBio, Inc.
filed 2014-10-28
CIK 1420720

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $9,871,000 as of December 31, 2013, based upon the closing sale price on the NYSE MKT of $0.34 per share reported for such date.

There were 72,912,272 shares of the registrant’s common stock issued and outstanding as of October 24, 2014.

EXPLANATORY NOTE

iBio, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, filed with the Securities and Exchange Commission (“SEC”) on September 29, 2014 (the “Form 10-K”), for the sole purpose of including the information required by Part III of Form 10-K.

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

2

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The name, age, years of service on our board of directors, principal occupation and business experience and certain other information for each of our directors as of September 30, 2014 is set forth below

Name	Age	Years of Service on our Board of Directors
Robert B. Kay	74	Director since August 2008
Glenn Chang	66	Director since August 2008
Arthur Elliott, Ph.D.	78	Director since October 2010
Seymour Flug.	78	Director since December 2012
General (Ret.) James T. Hill	68	Director since August 2008
John D. McKey, Jr.	71	Director since August 2008
Philip K. Russell, M.D.	82	Director since March 2010

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

Glenn Chang Since February 2014, Glenn Chang serves as Chief Financial Officer of Singer Vehicle Design, a private company in the business of automotive design and restoration. Mr. Chang served as the Chief Financial Officer of Alma Bank, a New York headquartered bank with over $900 million of assets and 13 branches in the New York City Metropolitan area from late 2012 to February 2014. Before joining Alma, from 1999 to 2012, Mr. Chang served as a founder, Director, Chief Financial Officer and consultant to First American International Bank which is the largest locally owned Chinese American Bank. Prior to that he spent 20 years at Citibank, N.A as Vice President. Mr. Chang is a retired Certified Public Accountant. Mr. Chang’s extensive executive and financial leadership in his current and former positions and his training and experience as a Certified Public Accountant adds vital expertise to our board of directors and our Audit Committee in the form of financial understanding, business perspective and audit expertise. Mr. Chang is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

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

EXECUTIVE OFFICERS

The following table sets forth the names, ages and biographical information of our executive officers as of September 30, 2014:

Name	Age	Position Held With Us
Robert B. Kay	74	Executive Chairman and Chief Executive Officer
Robert L. Erwin	61	President
Mark Giannone	57	Chief Financial Officer
Terence Ryan, Ph.D.	59	Chief Scientific Officer

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

Robert L. Erwin has been our President since we became a publicly traded company in August 2008. Mr. Erwin led Large Scale Biology Corporation from its founding in 1988 through 2003, including a successful initial public offering in 2000, and continued as non-executive Chairman until 2006. He served as Chairman of Icon Genetics AG from 1999 until its acquisition by a subsidiary of Bayer AG in 2006. Mr. Erwin recently served as Managing Director of Bio-Strategic Directors LLC, providing consulting services to the life sciences industry. He is currently Chairman of Novici Biotech, a private biotechnology company and a Director of Oryn Therapeutics. Mr. Erwin’s non-profit work focuses on applying scientific advances to clinical medicine, especially in the field of oncology. He is co-founder, President and Director of the Marti Nelson Cancer Foundation, Oncology. Mr. Erwin received his BS degree with Honors in Zoology and an MS degree in Genetics from Louisiana State University.

Mark Giannone has served as our Chief Financial Officer since December 2013. Mr. Giannone has been a member of the accounting firm of Bosco Giannone LLC since its formation in 1999. His prior experience included employment as a senior accountant at Kenneth Leventhal & Co. (acquired by Ernst &Young LLP) and as a tax manager at BDO Seidman, a lecturer in various continuing education programs for the New York State Society of Certified Public Accountants and New York University.

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

Meetings of the Board of Directors and Committees

During the fiscal year ended June 30, 2014, the board of directors held three meetings in person or by telephone and acted by unanimous written consent on four occasions and the Audit Committee held four meetings in person or by telephone. No meetings in person or by telephone were held and no actions were taken by either the Nominating Committee or Compensation Committee as matters addressable by such committees were considered and approved by the full board. Between meetings, members of the board of the directors are provided with information regarding our operations and are consulted on an informal basis with respect to pending business. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the total number of meetings of the committees on which such director serves. Four of our directors attended our 2013 Annual Meeting of Stockholders.

Although we do not have a policy with regard to board members’ attendance at our annual meetings of stockholders, all of the directors are encouraged to attend such meetings.

Stockholder Communications with the Board of Directors

Interested parties may communicate with the board or specific members of the board, including the independent directors and the members of the Audit Committee, by submitting correspondence addressed to the Board of Directors of iBio, Inc. c/o any specified individual director or directors at 9 Innovation Way, Suite 100, Newark, Delaware 19711. Any such correspondence will be forwarded to the indicated directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the 1934 Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except the following reports were not filed on a timely basis: (1) an Initial Statement of Beneficial Ownership on Form 3 for Mark Giannone after his appointment as an officer of the Company on December 5, 2013, which was filed on April 7, 2014, (2) a Statement of Changes in Beneficial Ownership on Form 4 reporting a grant of stock options made on January 24, 2014 to Mark Giannone to purchase 100,000 shares of our common stock, which was filed on April 7, 2014, (3) a Statement of Changes in Beneficial Ownership on Form 4 filed by Carl DeSantis reporting the disposition of 53,130 shares of our common stock on September 15, 2014, which was filed on September 18, 2014, (4) a Statement of Changes in Beneficial Ownership on Form 4 filed by Carl DeSantis reporting the disposition of 46,848 shares of our common stock on January 24, 2014, which was filed on January 29, 2014, (5) a Statement of Changes in Beneficial Ownership on Form 4 filed by Carl DeSantis reporting the disposition of 37,689 shares of our common stock on August 13, 2013, which was filed on September 3, 2013, (6) a Statement of Changes in Beneficial Ownership on Form 4 filed by Carl DeSantis reporting the disposition of an aggregate 324,395 shares of our common stock on August 7, 2013 and August 8, 2013, which was filed on September 3, 2013, (7) a Statement of Changes in Beneficial Ownership on Form 4 filed by Carl DeSantis reporting the disposition of an aggregate 53,065 shares of our common stock on August 5, 2013 and August 6, 2013, which was filed on September 3, 2013, (8) a Statement of Changes in Beneficial Ownership on a Form 4 filed by Carl DeSantis reporting the disposition of an aggregate 99,945 shares of our common stock on July 31, 2013, August 1, 2013 and August 2, 2013, which was filed on September 3, 2013; (9) a Statement of Changes in Beneficial Ownership on Form 4 filed by Carl DeSantis reporting the disposition of an aggregate 34,605 shares of our common stock on July 29, 2013 and July 30, 2013, which was filed on September 3, 2013, (10) a Statement of Changes in Beneficial Ownership on Form 4 filed by Carl DeSantis reporting the disposition of an aggregate 27,255 shares of our common stock on July 25, 2013 and July 26, 2013, which was filed on September 3, 2013, (11) a Statement of Changes in Beneficial Ownership on Form 4 filed by Carl DeSantis reporting the disposition of 39,465 shares of our common stock on July 23, 2013, which was filed on September 3, 2013, (12) a Statement of Changes in Beneficial Ownership on Form 4 filed by Carl DeSantis reporting the acquisition of 1,732,679 shares of our common stock on July 19, 2013, which was filed on September 3, 2013, (13) Statements of Changes in Beneficial Ownership on Form 4 reporting grants of stock options made on July 15, 2013 to purchase 60,000 shares of our common stock made to each of John D. McKey, Jr., Seymour Flug and General James T. Hill, which were filed on September 9, 2013, August 8, 2014 and August 5, 2014, respectively, (14) a Statement of Changes in Beneficial Ownership on Form 4 reporting a grant of stock options made on July 15, 2013 to Robert Erwin to purchase 300,000 shares of our common stock, which was filed on September 9, 2013, (15) Statements of Changes in Beneficial Ownership on Form 4 reporting grants of stock options made on July 15, 2013 to purchase 60,000 shares of our common stock made to each of Philip K Russell, M.D., Arthur Y. Elliott, Ph.D. and Glenn Chang, which were filed on August 5, 2013, and (16) a Statement of Changes in Beneficial Ownership on Form 4 reporting a grant of stock options made on July 15, 2013 to Robert B. Kay to purchase 300,000 shares of our common stock, which was filed on August 5, 2013.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our principal executive officer, principal financial officer and our two other most highly compensated executive officers who were serving as executive officers at June 30, 2014, the end of our last completed fiscal year. We refer to the executive officers identified in this table as our “named executive officers”.

Name and Principal Position	Fiscal Year	Salary		Bonus	Option Awards	Total
Robert B. Kay	2014	$300,000		$0	$132,281	$512,311
Executive Chairman	2013	300,000		0	289,288	589,288

Scott Kain	2014	125,000	(1)	0	0	125,000
Chief Financial Officer	2013	67,500		0	58,006	125,506

Mark Giannone	2014	22,000	(2)	0	51,155	73,155
Chief Financial Officer	2013	0		0	0	-

Robert Erwin	2014	230,000		0	132,281	362,281
President	2013	230,000		0	289,288	519,288

Terence E. Ryan, Ph.D.	2014	200,000		0	0	200,000
Chief Scientific Officer	2013	200,000		0	0	200,000

(1)	Mr. Kain’s employment ended November 30, 2013.

(2)	Mr. Giannone’s employment commenced December 5, 2013

Outstanding Equity Awards at Fiscal Year-Ending June 30, 2014

The following table shows information regarding unexercised stock options held by our named executive officers as of June 30, 2014.

Name	Unexercised Options	Exercise Price	Expiration Date		Market Value
Robert Kay (2)	250,000	$0.20	2	/13/19	$55,000
Robert Kay (2)	250,000	$0.66	8	/10/19	$-
Robert Kay (3)	300,000	$1.73	8	/16/20	$-
Robert Kay (4)	500,000	$3.07	12	/30/20	$-
Robert Kay (2)	500,000	$3.07	12	/30/20	$-
Robert Kay (2)	300,000	$1.96	10	/21/21	$-
Robert Kay (2)	300,000	$1.10	7	/24/22	$-
Robert Kay (2)	300,000	$0.50	7	/16/23	$-
Robert Erwin (2)	250,000	$0.20	2	/13/19	$55,000
Robert Erwin (2)	250,000	$0.66	8	/10/19	$-
Robert Erwin (2)	300,000	$1.73	8	/16/20	$-
Robert Erwin (2)	300,000	$1.96	10	/21/21	$-
Robert Erwin (2)	300,000	$1.10	7	/24/22	$-
Robert Erwin (2)	300,000	$0.50	7	/16/23	$-
Terence Ryan (6)	100,000	$1.38	7	/14/20	$-
Terence Ryan (8)	100,000	$1.96	10	/21/21	$-
Mark Giannone (7)	100,000	$0.58	1	/24/24

(1)	The market value for each award is based upon the closing stock price of $0.42 per share of common stock on June 30, 2014, less the exercise price of the option.

(2)	Options vest in five equal annual installments on the anniversary date of grant.

(3)	One fifth vest on grant date and one fifth on each subsequent anniversary date of grant.

(4)	Options vested on July 1, 2011.

(5)	Options vested on July 1, 2012.

(6)	Options vest in two equal annual installments on the anniversary date of grant.

(7)	Options vest in three equal annual installments on the anniversary date of grant.

Employment Agreements

As of June 30, 2014, we did not have any employment contracts or other similar agreements or arrangements with any of our named executive officers.

Equity Incentive Plan

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. In December 2013 our stockholders approved an amendment to the Plan to increase the number of shares of our common stock authorized for issuance thereunder from 10 million shares to 15 million shares. Under the provisions of the Plan, the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 15 million shares. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the board of directors. Vesting of awards occurs ratably on the anniversary of the grant date over the service period as determined at the time of grant.

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

Director Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for services to the Company during the fiscal year ended June 30, 2014:

Director Compensation	Fees Earned or Paid in Cash	Option Awards	Total
General James T. Hill	$25,000	$26,456	$51,456
Glenn Chang	10,000	26,456	36,456
John D. McKey	10,000	26,456	36,456
Philip K. Russell	10,000	26,456	36,456
Arthur Elliot	10,000	26,456	36,456
Seymour Flug	10,000	26,456	36,456

	75,000	158,736	233,736

(1)	The aggregate number of stock options outstanding for each non-employee director was as follows: Gen. Hill 330,000, Mr. Chang 330,000, Mr. McKey 430,000, Dr. Russell 240,000, Dr. Elliott 240,000, and Mr. Flug 120,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of October 24, 2014:

•	each person who is known by us to be the beneficial owner of 5% or more of our outstanding common stock;
•	each of our directors including our chief executive officer;
•	each of our other named executive officers; and
•	all of our current executive officers and directors as a group.

Except as otherwise noted in the footnotes below, to our knowledge, each of the persons named in this table has sole voting and investment power with respect to the securities indicated as beneficially owned.

	Number of		Percent of
	Shares		Shares
Name and Address of Beneficial Owner(1)	Beneficially		Beneficially
5% Stockholders	Owned (2)		Owned(2)

Eastern Capital Limited	23,744,000	(3)	31.8%
E. Gerald Kay	5,945,695	(4)	8.2%
Carl DeSantis	5,751,143	(5)	7.9%

Directors

Robert B. Kay	3,190,962	(6)	4.3%
Glenn Chang	282,152	(7)	0.4%
Arthur Y. Elliott, Ph.D.	180,002	(8)	0.2%
John McKey, Jr.	856,560	(9)	1.2%
Seymour Flug	60,002	(8)	0.1%
General James T. Hill	285,001	(10)	0.4%
Philip K. Russell, M.D.	180,002	(8)	0.2%

Other Executive Officers

Robert L. Erwin	1,160,000	(10)	1.6%
Terence E. Ryan, Ph.D.	200,000	(8)	0.3%
Mark Giannone	22,834		0.0%

All current directors and executive officers as a group (10 persons)	6,417,515	(11)	8.3%

* Represents less than 1% of outstanding shares.

(1)	The address of Eastern Capital Limited (“Eastern”) is Box 31363, Grand Cayman, E9 KY1 1206. The address of E. Gerald Kay is c/o Integrated BioPharma, Inc., 225 Long Avenue, Box 278, Hillside, New Jersey 07205. The address of Carl DeSantis is c/o CDS International Holdings, Inc., 3299 NW 2nd Avenue, Boca Raton, FL 33431. The address of each of our directors and executive officers is c/o iBio, Inc., 9 Innovation Way, Suite 100, Newark, Delaware 19711.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of our common stock. On October 24, 2014, there were 72,921,372 shares of common stock outstanding. Shares of common stock issuable under warrants or stock options that are exercisable within 60 days after October 24, 2014 are deemed outstanding and are included for purposes of computing the number of shares owned and percentage ownership of the person holding the warrants or option but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Consists of 21,960,000 shares of common stock and warrants to purchase 1,784,000 shares of common stock held by Eastern. This information is based solely on information set forth in a Schedule 13D/A Amendment No. 3 filed with the SEC on October 18, 2013 by Eastern, Portfolio Services Ltd. and Kenneth B. Dart.

(4)	Consists of 5,945,695 shares of common stock. This information is based solely on information set for forth in a Schedule 13D filed with the SEC on June 13, 2013 by E. Gerald Kay and EGK, LLC. The number of shares of common stock beneficially owned by these entities may have changed since the filing of the Schedule 13D.

(5)	Consists of 5,751,143 shares of common stock. This information is based solely on information set forth in a Schedule 13D/A Amendment No. 1 filed with the SEC on September 29, 2014 by Carl DeSantis, the DeSantis Revocable Trust, CD Financial LLC.

(6)	Includes (i) 819,629 shares of common stock held by EVJ LLC, of which Mr. Kay is the manager, and (ii) 2,160,000 shares of common stock underlying stock options held by Mr. Kay.

(7)	Includes 270,002 shares of common stock underlying vested stock options.

(8)	All shares listed are shares of common stock underlying vested stock options

(9)	Includes 370,002 shares of common stock underlying vested stock options

(10)	Includes 270,001 shares of common stock underlying vested stock options.

(11)	Includes 4,850,011 shares of common stock underlying vested stock options.

Equity Compensation Plans

The following table provides information regarding the status of the Plan at June 30, 2014:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the previous columns)
Equity compensation plan approved by stockholders	8,483,334	$1.25	6,516,666

Equity compensation plans not approved by stockholders	—	—	—

Total	8,483,334	$1.45	6,516,666

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

Consulting Services by Board Member

In February 2012, the Company entered into a business development consulting agreement with a member of the Board of Directors. The six month agreement included monthly payments of $15,000 and 60,000 stock options which vested in six equal monthly installments of 10,000 options per month. The options have an exercise price of $0.93 per share and will expire ten years from the date of grant. The consulting expense for the years ended June 30, 2014 and 2013 was $0 and $15,000, respectively, and is included in general and administrative.

Fraunhofer - Shared Employee

From July 1, 2011 through February 29, 2012, the Company employed as our Chief Scientific Officer an executive of Fraunhofer Center for Molecular Biology (“Fraunhofer”). As of March 1, 2012, the Fraunhofer executive ceased to be an employee of the Company and became a consultant pursuant to an agreement with the Company, with the title and role of Chief Scientific Advisor to the Company. The agreement is extant but is terminable at will by either party and provides that during its term stock options previously granted when the executive was an employee will continue to vest. During this time, we have been a party to a number of agreements with Fraunhofer including:

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

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to us by CohnReznick LLP:

	For the Year Ended June 30,
	2014		2013
Audit Fees	$103,475	(2)	$193,000	(1)
Audit-related Fees	—		—
Tax Fees	—		11,200
Other Fees	—		—
Total Fees	$103,475		$204,200

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

(1)	Includes fees for comfort letters issued in connection with the January 2013 At-the-Market equity offering and the April 2013 issuance and sale of units, as well as fees for attending the annual stockholders’ meeting.

(2)	Includes fees for background check for new Chief Financial Officer and attending the annual stockholders’ meeting.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits and Index

(1)	A list of the financial statements filed as part of this report is set forth in the index to financial statements at page F-1 and is incorporated herein by reference. *

(2)	An index of exhibits incorporated by reference or filed with this Report is provided below:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (1)
3.3	First Amended and Restated Bylaws of the Company (2)
4.1	Form of Common Stock Certificate (3)
4.2	Form of Investor Warrant (2010) (4)
4.3	Form of Common Stock Purchase Warrant (2012) (5)
4.4	Form of Common Stock Purchase Warrant (2013) (6)
4.5	Form of Registration Rights Agreement (2010) (4)
4.6	Registration Rights Agreement, dated August 25, 2014, between the Company and Aspire Capital Fund, LLC (7)
10.1	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (8)
10.2	Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (9)+
10.3	Common Stock Purchase Agreement, dated August 25, 2014 between the Company and Aspire Capital Fund, LLC (10)
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101	The following materials from iBio, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow, and (v) Notes to Consolidated Financial Statements *

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on July 11, 2008 (Commission File No. 000-53125).
(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010 (Commission File No. 000-53125).
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2012 (Commission File No. 001-35023).
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2013 (Commission File No. 001-35023).
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2014 (Commission File No. 001-35023).
(8)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on June 18, 2008 (Commission File No. 000-53125).
(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 30, 2013 (Commission File No. 001-35023).
(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2014 (Commission File No. 001-35023).
*	Previously filed or furnished as an exhibit to the Company’s Form 10-K for the year ended June 30, 2014, filed with the SEC on September 29, 2014 (Commission File No. 011-35023).
**	Filed herewith.
+	Indicates confidential treatment requested as to certain portions, which portions were omitted and filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBio, Inc.
(Registrant)

Dated: October 28, 2014	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman
(Principal Executive Officer)

Dated: October 28, 2014	/s/ Mark Giannone
Mark Giannone
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

