Form 10-Q
period 2014-09-30
iBio, Inc.
filed 2014-11-14
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Shares of Common Stock outstanding as of November 14, 2014:           71,901,358

iBio, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	September 30, 2014	June 30, 2014
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$3,486	$3,590
Accounts receivable - trade	-	205
Accounts receivable - unbilled	555	-
Prepaid expenses and other current assets	80	118
Total Current Assets	4,121	3,913

Fixed assets, net of accumulated depreciation	20	6
Intangible assets, net of accumulated amortization	2,516	2,575
Total Assets	$6,657	$6,494

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (related party of $222 and $38 as of September 30, 2014 and June 30, 2014, respectively)	$516	$297
Accrued expenses	702	98
Total Current Liabilities	1,218	395

Total Liabilities	1,218	395

Commitments and Contingencies

Stockholders' Equity
Preferred stock - no par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized; 67,460,267 and 65,642,095 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	68	66
Additional paid-in capital	47,986	47,235
Accumulated other comprehensive loss	(3)	-
Accumulated deficit	(42,612)	(41,202)
Total Stockholders' Equity	5,439	6,099
Total Liabilities and Stockholders' Equity	$6,657	$6,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited; In Thousands, except per share amounts)

	Three Months Ended
	September 30,
	2014	2013
Revenues	$819	$-

Operating expenses:
Research and development (related party of $222 and $153)	1,185	552
Research and development - effect of Settlement Agreement (Note 6)	-	(1,041)
General and administrative	1,050	949
General and administrative - effect of Settlement Agreement (Note 6)	-	(700)
Total operating expenses	2,235	(240)

Operating (loss) income	(1,416)	240

Other income:
Interest income	1	2
Interest expense - effect of Settlement Agreement (Note 6)	-	122
Royalty income	5	15

Total other income	6	139

Net (loss) income	$(1,410)	$379

Comprehensive (loss) income:
Net (loss) income	$(1,410)	$379
Foreign currency translation adjustments	(3)	-

Comprehensive (loss) income	$(1,413)	$379

(Loss) income per common share - basic	$(0.02)	$0.01

(Loss) income per common share - diluted	$(0.02)	$0.01

Weighted-average common shares outstanding - basic	65,859	56,692

Weighted-average common shares outstanding - diluted	65,859	60,626

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited; In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balance as of July 1, 2014	65,642	$66	$47,235	$-	$(41,202)	$6,099

Capital contribution and commitment fee	1,818	2	498	-	-	500

Share-based compensation	-	-	253	-	-	253

Foreign currency adjustment	-	-	-	(3)	-	(3)

Net loss	-	-	-	-	(1,410)	(1,410)

Balance as of September 30, 2014	67,460	$68	$47,986	$(3)	$(42,612)	$5,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Three Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net (loss) income	$(1,410)	$379
Adjustments to reconcile net (loss) income to net cash used in operating activities:

Share-based compensation	253	235
Amortization of intangible assets	88	87
Depreciation	1	1
Changes in operating assets and liabilities
Accounts receivable - trade	205	-
Accounts receivable - unbilled	(555)	-
Prepaid expenses and other current assets	38	1,020
Accounts payable	200	(1,088)
Accrued expenses	610	(1,545)

Net cash used in operating activities	(570)	(911)

Cash flows from investing activities:
Additions to intangible assets	(17)	(59)
Purchases of fixed assets	(14)	-

Net cash used in investing activities	(31)	(59)

Cash flows from financing activities:
Capital contribution and commitment fee	500	-

Net cash provided by financing activities	500	-

Effect of exchange rate changes	(3)	-

Net decrease in cash	(104)	(970)
Cash - beginning of period	3,590	4,414
Cash - end of period	$3,486	$3,444

Schedule of non-cash activities:
Unpaid intangible assets included in accounts payable	$20	$-
Unpaid intangible assets included in accrued expenses	$(8)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.    Nature of Business

iBio, Inc. and Subsidiaries (“iBio” or the “Company”) is a biotechnology company focused on the commercialization of its proprietary plant-based protein expression technologies - the iBioLaunch™ platform for vaccines and therapeutic proteins and the iBioModulator™ platform for vaccine enhancement – and on developing and commercializing select biopharmaceutical product candidates. The advantages of iBio’s technology include the ability to manufacture therapeutic proteins that are difficult or commercially infeasible to produce with conventional methods, and reduced production time, capital and operating costs for biopharmaceuticals. iBio was established as a public company in August 2008 as the result of a spinoff from Integrated BioPharma, Inc. The Company operates in one business segment under the direction of its Executive Chairman. The Company has two wholly-owned subsidiaries, iBioDefense Biologics LLC (“iBioDefense”), a Delaware limited liability company formed in July 2013 to explore development and commercialization of defense-specific applications of the Company’s proprietary technology, and iBio Peptide Therapeutics LLC, a Delaware limited liability company formed in November 2013 to explore development and commercialization of plant based peptide for the treatment of Fibrosis. Additionally the Company has a 99% interest in a subsidiary organized in Brazil, iBIO DO BRASIL BIOFARMACÊUTICA LTDA. (“iBio Brazil”), to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with FioCruz (part of the Ministry of Health of Brazil) beyond the current Yellow Fever Vaccine program and development of biosimilar products with private sector participants for the Brazilian market. iBio Brazil commenced operations during the first quarter of the fiscal year ended June 30, 2015. The other subsidiaries have not conducted any activity through September 30, 2014.

2.    Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, from which the accompanying condensed balance sheet dated June 30, 2014 was derived.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include the valuation of intellectual property, research and development expenses, legal and contractual contingencies and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Foreign Currency

The Company accounts for foreign currency translation pursuant to FASB ASC 830, “Foreign Currency Matters.” The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss.

Reclassifications

Certain amounts in the September 30, 2013 statement of cash flows were reclassified to conform to the current period presentation. In 2013, the changes in operating assets and liabilities were reported as one line item. In 2014, such 2013 changes were reported by account.

Going Concern

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of September 30, 2014, the Company’s accumulated deficit was $42.6 million, and it had cash used in operating activities of $570,000 for the three months ended September 30, 2014. The Company has historically financed its activities through the sale of common stock and warrants. Through September 30, 2014, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, advancing its intellectual property, and general and administrative activities. Cash on hand as of September 30, 2014 of $3.5 million and the results of the common stock purchase agreement with Aspire Capital Fund LLC (referred to below as “Aspire Capital”) are expected to support the Company’s activities through September 30, 2015. The extent to which the Company utilizes the purchase agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of the Company’s common stock and the volume of trading in its common stock. See Note 7 - Stockholders’ Equity for additional information.

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

3.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of the Notes to Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2014.

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” was issued. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract, such as sales commissions, be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the incurrence of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The new standard is effective for reporting periods beginning after December 15, 2016 and early adoption is not permitted. For the Company, the new standard will be effective January 1, 2017. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

In June 2014, ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”) was issued.  ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted.  The Company is currently evaluating the effects of adopting ASU 2014-12 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

4.    Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2014 and June 30, 2014 due to their short-term nature.

5.    Intangible Assets

The Company has two categories of intangible assets – intellectual property and patents. Intellectual property consists of technology for producing targeted proteins in plants for the development and manufacture of novel vaccines and therapeutics for humans and certain veterinary applications (the “Technology”) acquired commencing in December 2003 from Fraunhofer USA Inc., acting through its Center for Molecular Biotechnology (“Fraunhofer”), pursuant to a Technology Transfer Agreement, as amended (the “TTA”). Patents consist of payments for services and fees related to the further development and protection of the Company’s patent portfolio.

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 18 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the three months ended September 30, 2014 and 2013.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	September 30, 2014	June 30, 2014
	(Unaudited)
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,097	2,068
	5,197	5,168
Intellectual property – accumulated amortization	(1,659)	(1,621)
Patents – accumulated amortization	(1,022)	(972)
	(2,681)	(2,593)
Net intangible assets	$2,516	$2,575

Amortization expense was approximately $88,000 and $87,000 for the three months ended September 30, 2014 and 2013, respectively.

6.    Significant Vendor

Fraunhofer continued to be the Company’s most significant vendor. At September 30, 2014, the accrued expense balance included amounts due to Fraunhofer of approximately $555,000. At June 30, 2014, the accounts payable balance included amounts due to Fraunhofer of approximately $205,000. The Company is charged interest by Fraunhofer on certain outstanding balances at the rate of prime plus 2%. For the three months ended September 30, 2014 and 2013, research and development expenses related to Fraunhofer were approximately $819,000 and ($758,000), respectively.

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”), the significant terms of which are as follows:

•	The Company’s liabilities to Fraunhofer in the amount of approximately $2.9 million as of June 30, 2013 were released and terminated;

•	The Company’s obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (the “Guaranteed Annual Payments”) was terminated and replaced with an undertaking to engage Fraunhofer to perform at least $3 million in work requested and as directed by iBio before December 31, 2015. See Note 12 – Commitments for additional information;

•	The Company terminated and released Fraunhofer from the obligation to make further financial contributions toward the enhancement, improvement and expansion of iBio’s technology in an amount at least equal to the Guaranteed Annual Payments. In addition, the Company terminated and released Fraunhofer from the obligation to further reimburse iBio for certain past and future patent-related expenses;

•	The Company’s obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $200,000 was terminated. Instead the Company will be obligated to remit royalties to Fraunhofer only on technology license revenues that iBio actually receives and on revenues from actual sales by iBio of products derived from the Company’s technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million;

•	The rate at which the Company will be obligated to pay royalties to Fraunhofer on iBioLaunch and iBioModulator license revenues received was reduced from 15% to 10%; and

•	Any and all other claims of each party to any other amounts due at June 30, 2013 were mutually released.

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

For the three months ended September 30, 2014, under the Amended Agreement, the Company recognized revenue of $819,000 for work performed for FioCruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work.

7.    Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of September 30, 2014 and June 30, 2014, there were no shares of preferred stock issued and outstanding.

Common Stock

As of September 30, 2014, the Company was authorized to issue up to 175 million shares of common stock, of which approximately 67.5 million shares were issued and outstanding. As of September 30, 2014, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 8.3 million shares of common stock for the exercise of warrants.

Issuances of common stock were as follows:

Aspire Capital

On August 25, 2014, the Company entered into a common stock purchase agreement with Aspire Capital, an Illinois limited liability company, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the approximately 24-month term of the purchase agreement. In consideration for entering into the purchase agreement, following the approval of the issuance of the shares by NYSE MKT, Aspire Capital received 681,818 shares of the Company’s common stock as a commitment fee. In addition, on September 19, 2014 following approval of the issuance of the shares by NYSE MKT, Aspire Capital purchased 1,136,354 shares of common stock for $500,000 pursuant to the terms of the purchase agreement.

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

After the Securities and Exchange Commission declared effective the registration statement, on any trading day on which the closing sale price of the Company’s common stock exceeds the “Floor Price” of $0.44 (the closing sale price of the Company’s shares on the business day before the Company entered into the purchase agreement with Aspire Capital), the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of common stock per trading day, provided that the aggregate price of such purchase shall not exceed $500,000 per trading day, up to an additional $9.5 million of common stock in the aggregate at a per share price equal to the lesser of the lowest sale price of common stock on the purchase date, or the arithmetic average of the three lowest closing sale prices of common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submits a purchase notice to Aspire Capital in an amount equal to 150,000 shares of common stock and the closing sale price of common stock is equal to or greater than the Floor Price of $0.44, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price (“VWAP”) purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the NYSE MTK on the next trading day, subject to a maximum number of shares that the Company may determine, and a minimum trading price which is equal to the greater of (a) 80% of the closing price of common stock on the business day immediately preceding the date of the VWAP purchase, or (b) such higher price as set forth by the Company in the notice for the VWAP purchase. The purchase price per share pursuant to such VWAP purchase notice shall be the lower of (i) the closing sale price on the date of sale and (ii) 97% of the volume-weighted average price for common stock traded on the NYSE MKT on (i) the date of the VWAP purchase if the aggregate stock to be purchased on that date does not exceed the volume maximum stated in the Company’s notice for the VWAP purchase, or (ii) the portion of such business day until such time as aggregate stock to be purchased will equal the volume maximum stated in the Company’s notice or the time at which the sale of the stock falls below the minimum trading price described above.

The purchase agreement provides that the Company and Aspire Capital shall not effect any sales under the purchase agreement on any purchase date where the closing sale price of common stock is less than $0.44 (the closing sale price of shares on the business day before the Company entered into the purchase agreement referred to as the “Floor Price”). The Floor Price will be $0.20 per share of Common Stock, if our stockholders approve the transaction contemplated by the Purchase Agreement. We may, but we are under no obligation to, request our stockholders to approve the transaction contemplated by the Purchase Agreement. Further, the purchase price for any purchases of shares under the purchase agreement may not be less than $0.44 per share, unless stockholder approval is obtained. The respective prices and share numbers in the preceding paragraphs shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. There are no trading volume requirements or restrictions under the purchase agreement with Aspire Capital, and the Company will control the timing and amount of any sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed in accordance with the purchase agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the purchase agreement. The purchase agreement may be terminated by the Company at any time, at its discretion, without any penalty or cost to the Company.

See Note 14 – Subsequent Events.

Exercise of Warrants

No warrants were exercised during the three months ended September 30, 2014. See Note 14 – Subsequent Events.

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units. The following table summarizes all warrant activity for the three months ended September 30, 2014:

	Warrants	Weighted- average Exercise Price
Outstanding as of June 30, 2014	8,769,911	$1.38
Expired	(425,587)	$0.66
Outstanding and exercisable as of September 30, 2014	8,344,324	$1.41

8.    Earnings (Loss) Per Common Share

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

	Three Months Ended September 30,
	2014	2013
Earnings (Loss) Per Common Share – Basic:
Net (loss) income	$(1,410)	$379

Weighted-average common shares outstanding	65,859	56,692

Basic earnings (loss) per share	$(0.02)	$0.01

Earnings (Loss) Per Common Share – Diluted:
Net (loss) income	$(1,410)	$379

Weighted-average common shares outstanding	65,859	56,692
Weighted-average incremental shares related to assumed exercise of stock options and warrants using the treasury stock method	— (1)	3,934	(2)
Weighted-average common shares outstanding and common share equivalents	65,859	60,626

Diluted (loss) earnings per share	$(0.02)	$0.01

(1)  For the three months ended September 30, 2014, the Company incurred a net loss which cannot be diluted, therefore basic and diluted loss per common share are the same. As of September 30, 2014, shares issuable which could potentially dilute future earnings included approximately 10.1 million stock options and 8.3 million warrants.

(2)  As of September 30, 2013, shares issuable which could potentially dilute future earnings included approximately 8.1 million stock options and 20.4 million warrants.

9.         Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2014	2013
Research and development	$20	$18
General and administrative	233	217
Total	$253	$235

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million. As of September 30, 2014, there were approximately 4.9 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

During the three months ended September 30, 2014, the Company granted stock options to members of the Board of Directors and officers to purchase approximately 1.64 million shares of common stock. These options vest ratably on the anniversary of the date of grant over a three year service period, expire ten years from the date of grant, and have a weighted-average exercise price of $0.86 per share.

The following table summarizes all stock option activity during the three months ended September 30, 2014:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2014	8,483,334	$1.25	7.0	$179
Granted	1,640,000	$0.86
Outstanding as of September 30, 2014	10,123,334	$1.18	7.3	$648
Vested and, as of September 30, 2014, expected to vest	10,023,545	$1.19	7.3	$634

Exercisable as of September 30, 2014	5,933,349	$1.46	6.0	$341

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2014 was $0.41 per share. As of September 30, 2014, there was approximately $1.9 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.4 years.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.3%
Dividend yield	0%
Volatility	96.7%
Expected term (in years)	9

10. Related Party Transactions

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The accounts payable balance includes amounts due to Novici of approximately $222,000 and $38,000 as of September 30, 2014 and June 30, 2014, respectively. Research and development expenses related to Novici were approximately $222,000 and $153,000 for the three months ended September 30, 2014 and 2013, respectively.

11. Income Taxes

The Company recorded no income tax expense for the three months ended September 30, 2014 and 2013 because the estimated annual effective tax rate was zero. As of September 30, 2014, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

12. Commitments

Under the terms of the Settlement Agreement described in Note 6 – Significant Vendor above, the Company undertook to engage Fraunhofer for at least $3 million in work requested and directed by iBio before December 31, 2015. Effective January 31, 2014, the Company terminated a $1.5 million research services agreement with Fraunhofer after having engaged Fraunhofer to perform $0.8 million in research and development services.

On June 12, 2014, FioCruz, Fraunhofcr and iBio executed an amendment to thc CLA (the “Amended Agreement”) to create a new research and development plan for the development of a recombinant yellow fever vaccine providing revised reporting, objectives, estimated budget, and project billing process. Under the CLA and bilateral agreement between iBio and Fraunhofcr dated December 27, 2010, Fraunhofer, which has been engaged to act as the Company's subcontractor for performance of research and development services for the new research and development plan, will bill FioCruz directly on behalf of the Company at the rates, amounts and times provided in the Amended Agreement, and the procceds of such billings and only the proceeds will be paid to Fraunhofer for its services so the Company's expense is equal to its revenue and no profit is recognized for these activities under the Amended Agreement. For the three months ended September 30, 2014, $0.8 million in research and development services have been performed by Fraunhofer for the Company pursuant to the amended CLA. As of September 30. 2014, the total engagement of Fraunhofer for work requested by iBio since June 30, 2013 is $1.6 million. As of September 30, 2014, $1.4 million of the $3 million commitment is still outstanding. See Note 6 - Significant Vendor for additional information.

Under the terms of the TTA (described in Note 6 – Significant Vendor) and for a period of 15 years: 1) the Company shall pay Fraunhofer a defined percentage (per the agreement) of all receipts derived by the Company from sales of products produced utilizing the Technology and a defined percentage (per the agreement) of all receipts derived by the Company from licensing the Technology to third parties. The Company will be obligated to remit royalties to Fraunhofer only on technology license revenues that iBio actually receives and on revenues from actual sales by iBio of products derived from the Company’s technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million. All new intellectual property invented by Fraunhofer during the period of the TTA is owned by and is required to be transferred to iBio.

On January 14, 2014 (the “Effective Date”), the Company entered into an exclusive worldwide License Agreement (“LA”) with the University of Pittsburgh (“UP”) covering all of the U.S. and foreign patents and patent applications and related intellectual property owned by UP pertinent to the use of endostatin peptides for the treatment of fibrosis. The Company paid an initial license fee of $20,000 and is required to pay all of UP’s patent prosecution costs that were incurred prior to, totaling $30,627, and subsequent to the Effective Date. On each anniversary date the Company is to pay license fees ranging from $25,000 to $150,000 for the first five years and $150,000 on each subsequent anniversary date until the first commercial sale of the licensed technology. Beginning with commercial sales of the technology or approval by the FDA or foreign equivalent, the Company will be required to pay milestone payments, royalties and a percentage of any non-royalty sublicense income to UP.

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

13. Segment Reporting

As discussed above, iBio Brazil began operations in the first quarter of fiscal 2015. In accordance with FASB ASC 280, “Segment Reporting,” the Company discloses financial and descriptive information about its reportable geographic segments. Geographic segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Three months ended September 30, 2014	iBio	iBio Brazil	Total

Net revenues	$819	$-	$819
Research and development expenses	1,185	-	1,185
General and administrative expenses	1,029	21	1,050
Operating loss	(1,395)	(21)	(1,416)
Total assets	6,496	161	6,657

14. Subsequent Events

Issuances of Common Stock

Subsequent to September 30, 2014, Aspire Capital purchased 2,858,400 shares of common stock for $4,711,681 pursuant to the terms of the purchase agreement. The proceeds received by the Company from these sales are not reflected in the condensed consolidated financial statements included in this report.

Exercise of Warrants

Subsequent to September 30, 2014, the Company issued 1,556,000 shares of common stock for the exercise of warrants and received proceeds of $824,680. In addition, for the period October 1, 2014 to November 11, 2014, the Company issued 26,691 shares of common stock for the cashless exercise of warrants. The proceeds received by the Company from these sales are not reflected in the condensed consolidated financial statements included in this report.

Stock Options

On October 17, 2014, a consulting agreement dated March 1, 2012 with a former employee was terminated for cause. As a result, 500,000 options with an exercise price of $0.87 were cancelled.

Lawsuits

On October 22, 2014, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against PlantForm Corporation (“PlantForm”) and PlantForm’s president seeking equitable relief and damages based upon PlantForm’s interference with several contracts between the Company and Fraunhofer and one of the Company’s consultants (“Consultant”) and misappropriating the Company’s intellectual property including trade secrets and know-how. The Company is seeking the following:

1.	A constructive trust compelling PlantForm to deliver to the Company the technology and intellectual property that were provided to PlantForm by Fraunhofer or the Consultant.

2.	An injunction prohibiting PlantForm from commercializing, distributing or retaining any biopharmaceutical that corresponds to, or otherwise derives from the Company’s technology and intellectual property.

3.	An injunction prohibiting PlantForm from further use or other unlawful misappropriation of the Company’s intellectual property including trade secrets and know-how.

4.	An injunction prohibiting PlantForm from further interference with the Company’s exclusive contractual relationship with Fraunhofer and its contractual consulting relationship with Consultant.

5.	Monetary damages.

On October 24, 2014, a putative class action captioned Juan Pena, Individually and on Behalf of All Others Similarly Situated vs. iBio, Inc. and Robert B. Kay was filed in the United States District Court for the District of Delaware.  The action alleges that the Company and its Chief Executive Officer made certain statements in violation of federal securities laws and seeks an unspecified amount of damages.  The plaintiff and its counsel solicit shareholders of the Company to join the action and also seek to have the plaintiff appointed lead plaintiff.  Neither defendant has been served with the Complaint and therefore no response to the Complaint has been made.  The Company has advised its insurers of this activity and intends to vigorously defend against any claims if this action continues.  The Company is unable to predict the outcome of this Complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2014. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “may”, “plan”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated or expected. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our estimates as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so.

Overview

We are a biotechnology company focused on commercializing our proprietary platform technologies: the iBioLaunch™ platform for vaccines and therapeutic proteins, and the iBioModulator™ platform for vaccine enhancement. We plan on developing and commercializing select product candidates that may benefit from the iBioLaunch™ platform, which is a proprietary, transformative technology for development and production of biologics using transient gene expression in hydroponically grown, unmodified green plants. The iBioModulator™ platform is complementary to the iBioLaunch™ platform and is designed to significantly improve vaccine products with both higher potency and greater duration of effect. The iBioModulator™ platform can be used with any recombinant expression technology for vaccine development and production. We believe our technology offers advantages that are not available with conventional manufacturing systems. These anticipated advantages may include the ability to manufacture therapeutic proteins that are difficult or commercially infeasible to produce with conventional methods, reduced production time, and lower capital and operating costs.

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

The advancement of product candidates which may benefit from the iBioLaunch™ platform is also a key element of our strategy.   We believe that selecting and developing products which individually have substantial commercial value and are representative of classes of pharmaceuticals that can be successfully produced using the iBioLaunch™ technology will allow us to maximize the near and longer term value of our technology.   To realize this result, we believe that we should seek to advance designated product candidates through the preclinical stage required for submission of Investigational New Drug Applications and, in some instances, early stage clinical development.

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

After the Securities and Exchange Commission declared effective the registration statement, on any trading day on which the closing sale price of the Company’s common stock exceeds the “Floor Price” of $0.44 (the closing sale price of the Company’s shares on the business day before the Company entered into the purchase agreement with Aspire Capital), the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of common stock per trading day, provided that the aggregate price of such purchase shall not exceed $500,000 per trading day, up to an additional $9.5 million of common stock in the aggregate at a per share price equal to the lesser of the lowest sale price of common stock on the purchase date, or the arithmetic average of the three lowest closing sale prices of common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submits a purchase notice to Aspire Capital in an amount equal to 150,000 shares of common stock and the closing sale price of common stock is equal to or greater than the Floor Price of $0.44, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price (“VWAP”) purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the NYSE MTK on the next trading day, subject to a maximum number of shares that the Company may determine, and a minimum trading price which is equal to the greater of (a) 80% of the closing price of common stock on the business day immediately preceding the date of the VWAP purchase, or (b) such higher price as set forth by the Company in the notice for the VWAP purchase. The purchase price per share pursuant to such VWAP purchase notice shall be the lower of (i) the closing sale price on the date of sale and (ii) 97% of the volume-weighted average price for common stock traded on the NYSE MKT on (i) the date of the VWAP purchase if the aggregate stock to be purchased on that date does not exceed the volume maximum stated in the Company’s notice for the VWAP purchase, or (ii) the portion of such business day until such time as aggregate stock to be purchased will equal the volume maximum stated in the Company’s notice or the time at which the sale of the stock falls below the minimum trading price described above.

The purchase agreement provides that the Company and Aspire Capital shall not effect any sales under the purchase agreement on any purchase date where the closing sale price of common stock is less than $0.44 (the closing sale price of shares on the business day before the Company entered into the purchase agreement referred to as the “Floor Price”). The Floor Price will be $0.20 per share of Common Stock, if our stockholders approve the transaction contemplated by the Purchase Agreement. We may, but we are under no obligation to, request our stockholders to approve the transaction contemplated by the Purchase Agreement. Further, the purchase price for any purchases of shares under the purchase agreement may not be less than $0.44 per share, unless stockholder approval is obtained. The respective prices and share numbers in the preceding paragraphs shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. There are no trading volume requirements or restrictions under the purchase agreement with Aspire Capital, and the Company will control the timing and amount of any sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed in accordance with the purchase agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the purchase agreement. The purchase agreement may be terminated by the Company at any time, at its discretion, without any penalty or cost to the Company.

Subsequent to September 30, 2014, Aspire Capital purchased 2,858,400 shares of common stock for $4,711,681 pursuant to the terms of the purchase agreement.

Results of Operations - Comparison of Three Months ended September 30, 2014 (“2014”) versus September 30, 2013 (“2013”)

Revenue

Gross revenue for 2014 was approximately $819,000. There was no revenue for 2013.

Revenue has been attributable to technology services provided to Bio-Manguinhos/FioCruz (“FioCruz”) in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engage Fraunhofer USA Inc. (“Fraunhofer”) as a subcontractor to perform the services required. During 2013, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by the Company in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer. In 2014, the Company, FioCruz and Fraunhofer amended their Collaboration and License Agreement (the “Amendment”) reflecting the agreed modifications to the work plan. Gross revenue totaled $819,000 for 2014.

Research and development expenses

Research and development expenses for 2014 were $1.19 million, as compared to approximately negative $489,000 (a credit balance) for 2013. However, research and development expenses for the prior year quarter include a credit of $1.04 million resulting from the reversal of expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, research and development spending was approximately $552,000 for the prior year quarter, an increase in the current period of approximately $638,000 over the adjusted results of 2013. The increase was primarily related to the modifications to the work plan described above.

General and administrative expenses

General and administrative expenses for 2014 were approximately $1.05 million, as compared to approximately $249,000 for 2013. However, general and administrative expenses for the prior year quarter include a credit of $700,000 resulting from the reversal of royalty expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, general and administrative spending was approximately $949,000 for the prior year quarter, an increase in the current period of approximately $101,000 over the adjusted results of 2013. The increase is attributable primarily to higher legal fees for matters related to our intellectual property. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company.

Other income (expense)

Other income for 2014 was approximately $6,000, as compared to other income of approximately $139,000 for 2013. However, other expense for the prior year quarter includes a credit of $122,000 resulting from the reversal in interest expense accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, other income was approximately $17,000 for the prior year quarter.

Liquidity and Capital Resources

As of September 30, 2014, we had cash of $3.5 million as compared to $3.6 million as of June 30, 2014.

Net Cash Used in Operating Activities

Operating activities used $570,000 in cash for the three months ended September 30, 2014. The decrease in cash was primarily attributable to funding the loss for the period.

Net Cash Used in Investing Activities

For the three months ended September 30, 2014, net cash used in investing activities was approximately $31,000. Cash used in investing activities was attributable to additions to intangible assets of $17,000 and purchases of fixed assets for iBio Brazil of $14,000.

Net Cash Provided by Financing Activities

For the three months ended September 30, 2014, net cash provided by financing activities was $500,000. Aspire Capital purchased 1,136,354 shares of common stock for $500,000 pursuant to the terms of the purchase agreement.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of September 30, 2014, our accumulated deficit was approximately $42.6 million, and we used approximately $570,000 of cash for operating activities for the three months ended September 30, 2014. As of September 30, 2014, cash on hand of approximately $3.5 million, together with funds subsequently obtained and to be obtained pursuant to the purchase agreement with Aspire Capital, are expected to support the Company’s activities through September 30, 2015.

We have historically financed our activities through the sale of common stock and warrants, sold together as units. We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity and other securities, including sales of our common stock pursuant to the Purchase Agreement with Aspire Capital Fund, LLC described above, and through proceeds realized in connection with license and collaboration arrangements. The extent to which we utilize the Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $0.44 per share, unless stockholder approval of the transaction contemplated in the purchase agreement is obtained. As of November 14, 2014, we were able to sell 3,994,754 shares for $5.2 million pursuant to the purchase agreement. Even if we are able to access the balance of $4.8 million remaining under the Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond September 30, 2015. We cannot be certain that such funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2014, we were not involved in any SPE transactions.

Contractual Obligations

Our most significant contractual obligation is the TTA with Fraunhofer. Under the terms of the Settlement Agreement completed in September 2013, we undertook to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio by December 31, 2015. As of September 30, 2014, we have entered into research services agreements with Fraunhofer representing approximately $1.6 million of the $3 million commitment.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2014 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

•	Valuation of intellectual property;

•	Legal and contractual contingencies;

•	Research and development expenses; and

•	Share-based compensation expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 25, 2014, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (referred to below as “Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the approximately 24-month term of the purchase agreement. In consideration for entering into the purchase agreement, following the approval of the issuance of the shares by NYSE MKT, Aspire Capital received 681,818 shares of the Company’s common stock as a commitment fee (the “Commitment Shares”). In addition, on September 19, 2014 following approval of the issuance of the shares by NYSE MKT, Aspire Capital purchased 1,136,354 shares of common stock for $500,000 pursuant to the terms of the purchase agreement (the “Initial Purchase Shares”).

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

On any trading day on which the closing sale price of the Company’s common stock exceeds the “Floor Price” of $0.44 (the closing sale price of the Company’s shares on the business day before the Company entered into the purchase agreement with Aspire Capital), the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of common stock per trading day, provided that the aggregate price of such purchase shall not exceed $500,000 per trading day, up to an additional $9.5 million of common stock in the aggregate at a per share price equal to the lesser of the lowest sale price of common stock on the purchase date, or the arithmetic average of the three lowest closing sale prices of common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submits a purchase notice to Aspire Capital in an amount equal to 150,000 shares of common stock and the closing sale price of common stock is equal to or greater than the Floor Price of $0.44, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price (“VWAP”) purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the NYSE MTK on the next trading day, subject to a maximum number of shares that the Company may determine, and a minimum trading price which is equal to the greater of (a) 80% of the closing price of common stock on the business day immediately preceding the date of the VWAP purchase, or (b) such higher price as set forth by the Company in the notice for the VWAP purchase. The purchase price per share pursuant to such VWAP purchase notice shall be the lower of (i) the closing sale price on the date of sale and (ii) 97% of the volume-weighted average price for common stock traded on the NYSE MKT on (i) the date of the VWAP purchase if the aggregate stock to be purchased on that date does not exceed the volume maximum stated in the Company’s notice for the VWAP purchase, or (ii) the portion of such business day until such time as aggregate stock to be purchased will equal the volume maximum stated in the Company’s notice or the time at which the sale of the stock falls below the minimum trading price described above.

The purchase agreement provides that the Company and Aspire Capital shall not effect any sales under the purchase agreement on any purchase date where the closing sale price of common stock is less than $0.44 (the closing sale price of shares on the business day before the Company entered into the purchase agreement, referred to as the “Floor Price”). The Floor Price will be $0.20 per share of Common Stock, if our stockholders approve the transaction contemplated by the Purchase Agreement. We may, but we are under no obligation to, request our stockholders to approve the transaction contemplated by the Purchase Agreement. Further, the purchase price for any purchases of shares under the purchase agreement may not be less than $0.44 per share, unless stockholder approval is obtained. The respective prices and share numbers in the preceding paragraphs shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction. There are no trading volume requirements or restrictions under the purchase agreement with Aspire Capital, and the Company will control the timing and amount of any sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed in accordance with the purchase agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the purchase agreement. The purchase agreement may be terminated by the Company at any time, at its discretion, without any penalty or cost to the Company.

Subsequent to September 30, 2014, Aspire Capital purchased 2,858,400 shares of common stock for $4,711,681 pursuant to the terms of the purchase agreement.

The issuance of the Commitment Shares, the Initial Purchase Shares and all other shares of common stock that may be issued from time to time to Aspire Capital under the Purchase Agreement is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Item 6. Exhibits.

Exhibit Number

3.1	Certificate of Incorporation of the Company (1)
3.2	First Amended and Restated Bylaws of the Company (2)
4.1	Registration Rights Agreement, dated August 25, 2014, between iBio, Inc. and Aspire Capital Fund, LLC (3)
10.1	Common Stock Purchase Agreement, dated August 25, 2014, between iBio, Inc. and Aspire Capital Fund, LLC (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labeled
101.PRE	XBRL Taxonomy Extension Presentation

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2014 (Commission File No. 001-35023).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: November 14, 2014	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman

Date: November 14, 2014	/s/ Mark Giannone
Mark Giannone
Chief Financial Officer

