Form 10-Q
period 2014-12-31
iBio, Inc.
filed 2015-02-23
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Shares of Common Stock outstanding as of February 23, 2015:           73,981,358

 iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	December 31, 2014	June 30, 2014
	(Unaudited)	(See Note 2)

Assets
Current assets:
Cash	$7,363	$3,590
Accounts receivable - trade	584	205
Accounts receivable - unbilled	338	-
Prepaid expenses and other current assets	277	118
Total current assets	8,562	3,913

Fixed assets, net of accumulated depreciation	17	6
Intangible assets, net of accumulated amortization	2,463	2,575
Total Assets	$11,042	$6,494

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (related party of $75 and $38 as of December 31, 2014
and June 30, 2014, respectively)	$984	$297
Accrued expenses	491	98
Total Current Liabilities	1,475	395

Total Liabilities	1,475	395

Commitments and Contingencies

Stockholders' Equity
Preferred stock - no par value; 1,000,000 shares authorized; no shares
issued and outstanding	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized;
71,981,358 and 65,642,095 shares issued and outstanding as of
December 31, 2014 and June 30, 2014, respectively	72	66
Additional paid-in capital	53,774	47,235
Accumulated other comprehensive loss	(14)	-
Accumulated deficit	(44,265)	(41,202)
Total Stockholders' Equity	9,567	6,099

Total Liabilities and Stockholders' Equity	$11,042	$6,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenues	$367	$-	$1,186	$-
Operating expenses:
Research and development (related party of $258, $153, $480 and $306)	731	585	1,916	1,137
Research and development - effect of Settlement Agreement (Note 6)	-	-	-	(1,041)
General and administrative	1,302	1,051	2,352	1,999
General and administrative - effect of Settlement Agreement (Note 6)	-	-	-	(700)
Total operating expenses	2,033	1,636	4,268	1,395
Operating loss	(1,666)	(1,636)	(3,082)	(1,395)
Other income (expense):
Interest income	3	2	4	4
Interest expense - effect of Settlement Agreement Note 6)	-	-	-	122
Royalty income	10	10	15	25
Loss on disposal of fixed assets	-	(1)	-	(1)
Total other income (expense)	13	11	19	150
Net loss	$(1,653)	$(1,625)	$(3,063)	$(1,245)
Comprehensive loss:
Net loss	$(1,653)	$(1,625)	$(3,063)	$(1,245)
Foreign currency translation adjustments	(11)	-	(14)	-
Comprehensive loss	$(1,664)	$(1,625)	$(3,077)	$(1,245)
Loss per common share - basic and diluted	$(0.02)	$(0.03)	$(0.04)	$(0.02)
Weighted-average common shares outstanding - basic and diluted	70,957	63,984	68,408	60,338

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

Six Months Ended December 31, 2014

(Unaudited; In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance as of July 1, 2014	-	$-	65,642	$66	$47,235	$-	$(41,202)	$6,099

Sale of common stock	-	-	3,995	5	5,207	-	-	5,212

Commitment fee	-	-	682	-	-	-	-	-

Exercises of warrants	-	-	1,663	1	866	-	-	867

Share-based compensation	-	-	-	-	466	-	-	466

Foreign currency adjustment	-	-	-	-	-	(14)	-	(14)

Net loss	-	-	-	-	-	-	(3,063)	(3,063)

Balance as of December 31, 2014	-	$-	71,982	$72	$53,774	$(14)	$(44,265)	$9,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Six Months Ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,063)	$(1,245)
Adjustments to reconcile net loss to net cash used
in operating activities:
Effect of Settlement Agreement	-	(1,863)
Share-based compensation	466	510
Amortization of intangible assets	178	175
Depreciation	2	1
Loss on disposal of fixed assets	-	1
Loss on abandonment of intangible assets	30	-
Changes in operating assets and liabilities
Accounts receivable - trade	(379)	-
Accounts receivable - unbilled	(338)	-
Prepaid expenses and other current assets	(160)	(42)
Accounts payable	664	(48)
Accrued expenses	407	306
Net cash used in operating activities	(2,193)	(2,205)
Cash flows from investing activities:
Additions to intangible assets	(85)	(82)
Purchases of fixed assets	(15)	-
Net cash used in investing activities	(100)	(82)
Cash flows from financing activities:
Sale of common stock	5,212	480
Proceeds from exercise of warrants	867	3,100
Costs to raise capital	-	(29)
Net cash provided by financing activities	6,079	3,551
Effect of exchange rate changes	(13)	-
Net increase in cash	3,773	1,264
Cash - beginning of period	3,590	4,414
Cash - end of period	$7,363	$5,678
Schedule of non-cash activities:
Unpaid intangible assets included in accounts payable - net	$23	$54
Unpaid intangible assets included in accrued expenses - net	$(12)	$-
Expiration of warrants	$-	$70

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

iBio, Inc. and Subsidiaries (“iBio” or the “Company”) is a biotechnology company focused on the commercialization of its proprietary plant-based protein expression technologies - the iBioLaunch™ platform for vaccines and therapeutic proteins and the iBioModulator™ platform for vaccine enhancement – and on developing and commercializing select biopharmaceutical product candidates. The advantages of iBio’s technology include the ability to manufacture therapeutic proteins that are difficult or commercially infeasible to produce with conventional methods, and reduced production time, capital and operating costs for biopharmaceuticals. iBio was established as a public company in August 2008 as the result of a spinoff from Integrated BioPharma, Inc. The Company operates in one business segment under the direction of its Executive Chairman. The Company has two wholly-owned subsidiaries, iBioDefense Biologics LLC (“iBioDefense”), a Delaware limited liability company formed in July 2013 to explore development and commercialization of defense-specific applications of the Company’s proprietary technology, and iBio Peptide Therapeutics LLC, a Delaware limited liability company formed in November 2013, which are dormant. Additionally the Company has a 99% interest in a subsidiary organized in Brazil, iBIO DO BRASIL BIOFARMACÊUTICA LTDA. (“iBio Brazil”), to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with FioCruz (part of the Ministry of Health of Brazil) beyond the current Yellow Fever Vaccine program and development of biosimilar products with private sector participants for the Brazilian market. iBio Brazil commenced operations during the first quarter of the fiscal year ended June 30, 2015. The other subsidiaries have not conducted any activity through December 31, 2014.

2.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, from which the accompanying condensed consolidated balance sheet dated June 30, 2014 was derived.

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

Reclassifications

Certain amounts in the December 31, 2013 statement of cash flows were reclassified to conform to the current period presentation. In 2013, the changes in operating assets and liabilities were reported as one line item. In 2014, such 2013 changes were reported by account.

Going Concern

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2014, the Company’s accumulated deficit was $44.3 million, and it had cash used in operating activities of $2.2 million for the six months ended December 31, 2014. The Company has historically financed its activities through the sale of common stock and warrants. Through December 31, 2014, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, its proprietary candidates for treatment of fibrotic diseases, advancing its intellectual property, and general and administrative activities. Cash on hand as of December 31, 2014 of $7.4 million is expected to support the Company’s activities through December 31, 2015. On August 25, 2014, the Company entered into a stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to which the Company can require Aspire Capital to purchase up to $10 million of its common stock upon and subject to the terms of the agreement over a two-year period. As of February 23, 2015, the Company required Aspire Capital to purchase $7.2 million of the Company’s common stock. The extent to which the Company continues to utilize the purchase agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of the Company’s common stock and the volume of trading in its common stock. See Note 7 - Stockholders’ Equity for additional information.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from accounting principles generally accepted in the United States of America. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted.  The Company is currently evaluating the effects of adopting ASU 2015-01 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, and accounts payable in the Company’s condensed consolidated balance sheets approximated their fair values as of December 31, 2014 and June 30, 2014 due to their short-term nature.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 18 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the six months ended December 31, 2014 and 2013.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	December 31, 2014 (Unaudited)	June 30, 2014
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,120	2,068
	5,220	5,168
Intellectual property – accumulated amortization	(1,699)	(1,621)
Patents – accumulated amortization	(1,058)	(972)
	(2,757)	(2,593)
Net intangible assets	$2,463	$2,575

Amortization expense was $90,000 and $88,000 for the three months ended December 31, 2014 and 2013, respectively, and for the six months ended December 31, 2014 and 2013, amortization expense was $178,000 and $175,000, respectively. In addition, for both the three and six months ended December 31, 2014, the Company incurred losses on the abandonment of patents of approximately $30,000. There were no impairment charges for both the three and six months ended December 31, 2013.

6.	Significant Vendor

Fraunhofer continued to be the Company’s most significant vendor. At December 31, 2014, the accounts payable balance included amounts due to Fraunhofer of approximately $584,000 and accrued expenses included amounts due to Fraunhofer of $338,000. At June 30, 2014, the accounts payable balance included amounts due to Fraunhofer of approximately $205,000. The Company is charged interest by Fraunhofer on certain outstanding balances at the rate of prime plus 2%. For the three months ended December 31, 2014 and 2013, research and development expenses related to Fraunhofer were approximately $367,000 and $306,000, respectively. For the six months ended December 31, 2014 and 2013, research and development expenses related to Fraunhofer were approximately $1,186,000 and ($451,000), respectively. See Note 12 – Commitments and Contingencies.

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”), the significant terms of which are as follows:

·	The Company’s liabilities to Fraunhofer in the amount of approximately $2.9 million as of June 30, 2013 were released and terminated;

·	The Company’s obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (the “Guaranteed Annual Payments”) was terminated and replaced with an undertaking to engage Fraunhofer to perform at least $3 million in work requested and as directed by iBio before December 31, 2015. See Note 12 – Commitments and Contingencies for additional information;

·

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

·	The Company’s obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $200,000 was terminated. Instead the Company will be obligated to remit royalties to Fraunhofer only on technology license revenues that iBio actually receives and on revenues from actual sales by iBio of products derived from the Company’s technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million;

·	The rate at which the Company will be obligated to pay royalties to Fraunhofer on iBioLaunch™ and iBioModulator™ license revenues received was reduced from 15% to 10%; and

·	Any and all other claims of each party to any other amounts due at June 30, 2013 were mutually released.

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

For the three and six months ended December 31, 2014, under the Amended Agreement, the Company recognized revenue of $367,000 and $1,186,000, respectively, for work performed for FioCruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work.

7.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of December 31, 2014 and June 30, 2014, there were no shares of preferred stock issued and outstanding.

Common Stock

As of December 31, 2014, the Company was authorized to issue up to 175 million shares of common stock, of which approximately 72.0 million shares were issued and outstanding. As of December 31, 2014, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 8.3 million shares of common stock for the exercise of warrants.

Issuances of common stock were as follows:

Aspire Capital

On August 25, 2014, the Company entered into a common stock purchase agreement with Aspire Capital Fund, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the approximately 24-month term of the purchase agreement. In consideration for entering into the purchase agreement, following the approval of the issuance of the shares by NYSE MKT, Aspire Capital received 681,818 shares of the Company’s common stock as a commitment fee. In addition, on September 19, 2014 following approval of the issuance of the shares by NYSE MKT, Aspire Capital purchased 1,136,354 shares of common stock for $500,000 pursuant to the terms of the purchase agreement.

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

During the six months ended December 31, 2014, Aspire Capital purchased 3,994,754 shares of common stock for $5,211,681 pursuant to the terms of the purchase agreement. Subsequent to December 31, 2014, Aspire Capital purchased an additional 2,000,000 shares of common stock for $2,002,324. The proceeds received by the Company from these sales are not reflected in the condensed consolidated financial statements included in this report.

Exercises of Warrants

During the three months ended December 31, 2014, the Company issued 1,636,000 shares of common stock for the exercise of warrants and received proceeds of approximately $867,000. In addition, during the three months ended December 31, 2014, the Company issued 26,691 shares of common stock for the cashless exercise of 75,000 warrants.

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units.

The following table summarizes all warrant activity for the six months ended December 31, 2014:

	Warrants	Weighted- average Exercise Price
Outstanding as of June 30, 2014	8,769,911	$1.38
Exercised	(1,711,000)	$0.51
Expired	(425,587)	$0.66
Outstanding as of December 31, 2014	6,633,324	$1.63

Exercisable as of December 31, 2014	6,633,324	$1.63

8.	Earnings (Loss) Per Common Share

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

	Three Months ended December 31,		Six Months ended December 31,
	2014	2013	2014	2013
Basic and diluted numerator:

Net loss	$(1,653)	$(1,625)	$(3,063)	$(1,245)

Basic and diluted denominator:

Weighted-average common shares outstanding	70,957	63,984	68,408	60,338

Basic and diluted loss per share	$(0.02)	$(0.03)	$(0.04)	$(0.02)

For the three and six months ended December 31, 2014 and 2013, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of December 31, 2014, shares issuable which could potentially dilute future earnings included approximately 9.7 million stock options and 6.6 million warrants.   As of December 31, 2013, shares issuable which could potentially dilute future earnings included approximately 8.7 million stock options and 12.6 million warrants.

9.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,
	2014	2013
Research and development	$(20)	$20
General and administrative	233	255
Totals	$213	$275

	Six Months Ended December 31,
	2014	2013
Research and development	$-	$38
General and administrative	466	472
Totals	$466	$510

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million. As of December 31, 2014, there were approximately 5.3 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

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

During the three months ended December 31, 2014, the Company granted stock options to a consultant to purchase 100,000 shares of common stock. These options vest over a three year service period, expire four years from the date of grant, and have an exercise price of $1.15 per share. In addition, on October 17, 2014, a consulting agreement dated March 1, 2012 with a former employee was terminated for cause. As a result, 500,000 options with an exercise price of $0.87 were cancelled.

The following table summarizes all stock option activity during the six months ended December 31, 2014:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2014	8,483,334	$1.25	7.0	$179
Granted	1,740,000	$0.88
Forfeited	(500,000)	0.87
Outstanding as of December 31, 2014	9,723,334	$1.20	7.1	$865
Vested and expected to vest as of December 31, 2014	9,634,999	$1.45	7.1	$865

Exercisable as of December 31, 2014	5,836,683	$1.45	6.0	$513

The weighted-average grant date fair value of stock options granted during the six months ended December 31, 2014 was $0.43 per share. As of December 31, 2014, there was approximately $1.64 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.2 years.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate – 1.3% - 2.3%; dividend yield – 0%; volatility – 96.7% - 113.9% and expected term – 4 – 9 years.

Warrants

No warrants were issued during the six months ended December 31, 2014.

10.	Related Party Transactions

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The accounts payable balance includes amounts due to Novici of approximately $75,000 and $38,000 at December 31, 2014 and June 30, 2014, respectively. Research and development expenses related to Novici were approximately $258,000 and $153,000 for the three months ended December 31, 2014 and 2013, respectively, and approximately $480,000 and $306,000 for the six months ended December 31, 2014 and 2013, respectively.

11.	Income Taxes

The Company recorded no income tax expense for the six months ended December 31, 2014 and 2013 because the estimated annual effective tax rate was zero. As of December 31, 2014, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

12.	Commitments and Contingencies

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

On June 12, 2014, FioCruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) to create a new research and development plan for the development of a recombinant yellow fever vaccine providing revised reporting, objectives, estimated budget, and project billing process. Under the CLA and bilateral agreement between iBio and Fraunhofer dated December 27, 2010, Fraunhofer, which has been engaged to act as the Company's subcontractor for performance of research and development services for the new research and development plan, will bill FioCruz directly on behalf of the Company at the rates, amounts and times provided in the Amended Agreement, and the proceeds of such billings and only the proceeds will be paid to Fraunhofer for its services so the Company's expense is equal to its revenue and no profit is recognized for these activities under the Amended Agreement. For the six months ended December 31, 2014, $0.8 million in research and development services have been performed by Fraunhofer for the Company pursuant to the amended CLA. As of December 31, 2014, the total engagement of Fraunhofer for work requested by iBio is $2 million.

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

On October 24, 2014, a putative class action captioned Juan Pena, Individually and on Behalf of All Other Similarly Situated vs. iBio, Inc. and Robert B. Kay was filed in the United States District Court for the District of Delaware. The action alleges that the Company and its Chief Executive Officer made certain statements in violation of federal securities laws and seeks an unspecified amount of damages. On November 19, 2014, the Court ordered that iBio and Mr. Kay shall not have any obligation to respond to the Complaint until after the appointment by the Court of a lead plaintiff and the filing of an amended complaint and, therefore, no response to the Complaint has been made. Three individuals have filed motions to be appointed lead plaintiff, which are currently pending before the Court. The Company has advised its insurers about the class action and intends to vigorously defend against any claims if this action continues. The Company is unable to predict the outcome of this Complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

Three months ended December 31, 2014	iBio	iBio Brazil	Total

Net revenues	$367	$-	$367
Research and development expenses	731	-	731
General and administrative expenses	1,272	30	1,302
Operating loss	(1,636)	(30)	(1,666)

Six months ended December 31, 2014	iBio	iBio Brazil	Total

Net revenues	$1,186	$-	$1,186
Research and development expenses	1,916	-	1,916
General and administrative expenses	2,301	51	2,352
Operating loss	(3,031)	(51)	(3,082)
Total assets	10,939	103	11,042

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

The advancement of iBioLaunch™-derived and iBioModulator™-enhanced product candidates is a key element of our strategy. We believe that selecting and developing products which individually have substantial commercial value and are representative of classes of pharmaceuticals that can be successfully produced using either or both of our technology platforms will allow us to maximize the near and longer term value of each platform while exploiting individual product opportunities. To realize this result, we are currently advancing designated product candidates through the preclinical phase of development and undertaking the studies required for submission of Investigational New Drug Applications, or INDs. The most advanced product candidate we are currently internally advancing through preclinical IND enabling studies is a proprietary recombinant protein, IBIO-CFB03, for treatment of idiopathic pulmonary fibrosis, systemic sclerosis, and potentially other fibrotic diseases. To the extent that we anticipate the opportunity to realize additional value, we may elect to further the development of this or other product candidates through the early stages of clinical development before seeking to license the product candidate to other industry participants for late stage clinical development and if successful, commercialization.

On August 25, 2014, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company (referred to below as “Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the approximately 24-month term of the purchase agreement. In consideration for entering into the purchase agreement, following the approval of the issuance of the shares by NYSE MKT, Aspire Capital received 681,818 shares of the Company’s common stock as a commitment fee. In addition, on September 19, 2014, following approval of the issuance of the shares by NYSE MKT, Aspire Capital purchased 1,136,354 shares of common stock for $500,000 pursuant to the terms of the purchase agreement.

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

As of December 31, 2014, Aspire Capital had purchased 3,994,754 shares of common stock for $5,211,681 pursuant to the terms of the purchase agreement. Subsequent to December 31, 2014, Aspire Capital purchased an additional 2,000,000 shares of common stock for $2,002,324.

Results of Operations

Comparison of Three Months ended December 31, 2014 (“2014”) versus December 31, 2013 (“2013”)

Revenue

Gross revenue for 2014 was approximately $367,000. There was no revenue for 2013.

Revenue has been attributable to technology services provided to Bio-Manguinhos/FioCruz (“FioCruz”) in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engage Fraunhofer USA Inc. (“Fraunhofer”) as a subcontractor to perform the services required. Revenue in 2014 includes a reconciliation for services rendered prior to October 1, 2014. During 2013, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by the Company in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer. In June 2014, the Company, FioCruz and Fraunhofer amended their Collaboration and License Agreement (the “Amendment”) reflecting the agreed modifications to the work plan and work was resumed by Fraunhofer for the Company to continue development of a yellow fever vaccine using the Company’s iBioLaunch™ technology.

Research and development expenses

Research and development expenses for 2014 were approximately $731,000, as compared to approximately $585,000 for 2013, an increase in the current period of approximately $146,000. Research and development expenses in 2014 include a reconciliation for services rendered prior to October 1, 2014. The increase was primarily related to the change in the Company’s focus to advance products to treat fibrotic diseases.

General and administrative expenses

General and administrative expenses for 2014 were approximately $1.3 million, as compared to approximately $1.05 million for 2013, an increase in the current period of approximately $251,000. The increase is attributable primarily to legal fees. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company.

Other income (expense)

Other income for 2014 was approximately $13,000, as compared to other income of approximately $11,000 for 2013.

Results of Operations - Comparison of Six Months ended December 31, 2014 (“2014”) versus December 31, 2013 (“2013”)

Revenue

Gross revenue for 2014 was approximately $1,186,000. There was no revenue for 2013.

Revenue has been attributable to technology services provided to FioCruz in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engage Fraunhofer USA Inc. (“Fraunhofer”) as a subcontractor to perform the services required. During 2013, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by the Company in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer. In 2014, the Company, FioCruz and Fraunhofer amended their Collaboration and License Agreement (the “Amendment”) reflecting the agreed modifications to the work plan.

Research and development expenses

Research and development expenses for 2014 were $1.9 million. Research and development expenses for 2013 were $96,000. However, research and development expenses for 2013 include a credit of $1.04 million resulting from the reversal of expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, research and development spending was approximately $1.14 million for the prior period, an increase in the current period of approximately $779,000 over the adjusted results of 2013. The increase was primarily related to the modifications to the work plan described above.

General and administrative expenses

General and administrative expenses for 2014 were approximately $2.35 million, as compared to approximately $1.3 million for 2013. However, general and administrative expenses for the prior year quarter include a credit of $700,000 resulting from the reversal of royalty expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, general and administrative spending was approximately $2.0 million for the prior period, an increase in the current period of approximately $352,000 over the adjusted results of 2013. The increase is attributable primarily to legal fees. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company.

Other income (expense)

Other income for 2014 was approximately $19,000, as compared to other income of approximately $150,000 for 2013. However, other income (expense) for the prior period included a credit of $122,000 resulting from the reversal in interest expense accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, other income was approximately $28,000 for the prior period.

Liquidity and Capital Resources

As of December 31, 2014, we had cash of $7.36 million as compared to $3.59 million as of June 30, 2014.

Net Cash Used in Operating Activities

Operating activities used $2.2 million in cash for the six months ended December 31, 2014. The decrease in cash was primarily attributable to funding the loss for the period.

Net Cash Used in Investing Activities

For the six months ended December 31, 2014, net cash used in investing activities was approximately $100,000. Cash used in investing activities was attributable to additions to intangible assets of $85,000 and purchases of fixed assets for iBio Brazil of $15,000.

Net Cash Provided by Financing Activities

For the six months ended December 31, 2014, net cash provided by financing activities was $6.08 million. Aspire Capital purchased 3,994,754 shares of common stock for approximately $5.2 million pursuant to the terms of the purchase agreement. In addition, the Company issued 1,663,000 shares of common stock for the exercise of warrants and received proceeds of approximately $867,000.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of December 31, 2014, our accumulated deficit was approximately $44.3 million, and we used approximately $2.2 million of cash for operating activities for the six months ended December 31, 2014. As of December 31, 2014, cash on hand of approximately $7.36 million, together with funds to be obtained pursuant to the purchase agreement with Aspire Capital, are expected to support the Company’s activities through December 31, 2015.

We have historically financed our activities through the sale of common stock and warrants, sold together as units. We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity and other securities, including sales of our common stock pursuant to the Purchase Agreement with Aspire Capital described above, and through proceeds realized in connection with license and collaboration arrangements. The extent to which we utilize the Purchase Agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the Purchase Agreement during the continuance of an event of default or on any trading day that the closing sale price of our common stock is less than $0.44 per share, unless stockholder approval of the transaction contemplated in the purchase agreement is obtained. As of February 23, 2015, we were able to sell 5,994,754 shares for $7.2 million pursuant to the purchase agreement. Even if we are able to access the balance of $2.8 million remaining under the Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond December 31, 2015. On November 20, 2014, we filed with the Securities and Exchange Commission a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the Securities and Exchange Commission on December 2, 2014. This registration statement allows us, from time to time, to offer and sell shares of common stock, shares of preferred stock, debt securities, units comprised of shares of common stock, preferred stock, debt securities and warrants in any combination, and warrants to purchase common stock, preferred stock, debt securities and/or units, up to a maximum aggregate amount of $100 million of such securities. To date, we have not issued any securities under this registration statement and we currently have no firm agreements with any third parties for the sale of our securities pursuant to this registration statement. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2014, we were not involved in any SPE transactions.

Contractual Obligations

Our most significant contractual obligation is the TTA with Fraunhofer. Under the terms of the Settlement Agreement completed in September 2013, we undertook to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio by December 31, 2015. As of December 31, 2014, Fraunhofer has performed services pursuant to such engagements by the Company of at least $2 million of the $3 million commitment.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2014 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

On October 24, 2014, a putative class action captioned Juan Pena, Individually and on Behalf of All Other Similarly Situated vs. iBio, Inc. and Robert B. Kay was filed in the United States District Court for the District of Delaware. The action alleges that the Company and its Chief Executive Officer made certain statements in violation of federal securities laws and seeks an unspecified amount of damages. On November 19, 2014, the Court ordered that iBio and Mr. Kay shall not have any obligation to respond to the Complaint until after the appointment by the Court of a lead plaintiff and the filing of an amended complaint and, therefore, no response to the Complaint has been made. Three individuals have filed motions to be appointed lead plaintiff, which are currently pending before the Court. The Company has advised its insurers about the class action and intends to vigorously defend against any claims if this action continues. The Company is unable to predict the outcome of this Complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

During the three months ended December 31, 2014, Aspire Capital purchased 2,858,400 shares of common stock for $4,711,681 pursuant to the terms of the purchase agreement. The proceeds were used for working capital purposes. Subsequent to December 31, 2014, Aspire Capital purchased an additional 2,000,000 shares of common stock for $2,002,324.

During the three months ended December 31, 2014, the Company issued 1,636,000 shares of common stock for the exercise of warrants and received proceeds of approximately $867,000. The proceeds were used for working capital purposes. In addition, during the three months ended December 31, 2014, the Company issued 26,691 shares of common stock for the cashless exercise of 75,000 warrants.

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

Item 6. Exhibits.

Exhibit Number

3.1	Certificate of Incorporation of the Company (1)
3.2	First Amended and Restated Bylaws of the Company (2)
4.1	Registration Rights Agreement, dated August 25, 2014, between iBio, Inc. and Aspire Capital Fund, LLC (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Labeled *
101.PRE	XBRL Taxonomy Extension Presentation *

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2014 (Commission File No. 001-35023).
*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: February 23, 2015	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman

Date: February 23, 2015	/s/ Mark Giannone
Mark Giannone
Chief Financial Officer

