Form 10-Q/A
period 2014-12-31
iBio, Inc.
filed 2015-02-24
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 that was filed with the Securities and Exchange Commission on February 23, 2015 (the “Form 10-Q”), solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Form 10-Q.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6. Exhibits.

Exhibit Number

3.1	Certificate of Incorporation of the Company (1)
3.2	First Amended and Restated Bylaws of the Company (2)
4.1	Registration Rights Agreement, dated August 25, 2014, between iBio, Inc. and Aspire Capital Fund, LLC (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance **
101.SCH	XBRL Taxonomy Extension Schema **
101.CAL	XBRL Taxonomy Extension Calculation **
101.DEF	XBRL Taxonomy Extension Definition **
101.LAB	XBRL Taxonomy Extension Labeled **
101.PRE	XBRL Taxonomy Extension Presentation **

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2014 (Commission File No. 001-35023).
*	Previously filed.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: February 24, 2015	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman

Date: February 24, 2015	/s/ Mark Giannone
Mark Giannone
Chief Financial Officer