Form 10-Q
period 2015-03-31
iBio, Inc.
filed 2015-05-15
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-35023

iBio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2797813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Madison Avenue, Suite 1601, New York, NY	10022-1737
(Address of principal executive offices)	(Zip Code)

(302) 355-0650

(Registrant’s telephone number, including area code)

9 Innovation Way, Suite 100, Newark, DE 19711

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Shares of Common Stock outstanding as of May 15, 2015:           76,755,410

iBio, Inc. and Subsidiaries

Quarterly Report on Form 10-Q

Quarter Ended March 31, 2015

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	March 31, 2015	June 30, 2014
	(Unaudited)	(See Note 2)

Assets
Current assets:
Cash	$8,080	$3,590
Accounts receivable - trade	341	205
Accounts receivable - unbilled	325	-
Prepaid expenses and other current assets	298	118
Total current assets	9,044	3,913

Fixed assets, net of accumulated depreciation	14	6
Intangible assets, net of accumulated amortization	2,388	2,575
Total Assets	$11,446	$6,494

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (related party of $102 and $38 as of March 31, 2015 and June 30, 2014, respectively)	$815	$297
Accrued expenses	405	98
Deferred revenue	34	-
Total Liabilities	1,254	395

Commitments and Contingencies

Stockholders' Equity
Preferred stock - no par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized; 74,070,958 and 65,642,095 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	74	66
Additional paid-in capital	56,086	47,235
Accumulated other comprehensive loss	(26)	-
Accumulated deficit	(45,942)	(41,202)
Total Stockholders' Equity	10,192	6,099

Total Liabilities and Stockholders' Equity	$11,446	$6,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Revenues	$349	$-	$1,535	$-

Operating expenses:
Research and development (related party of $258, $124, $738 and $430)	815	343	2,731	1,480
Research and development - effect of Settlement Agreement (Note 6)	-	-	-	(1,041)
General and administrative	1,222	951	3,574	2,950
General and administrative - effect of Settlement Agreement (Note 6)	-	-	-	(700)
Total operating expenses	2,037	1,294	6,305	2,689

Operating loss	(1,688)	(1,294)	(4,770)	(2,689)

Other income (expense):
Interest income	2	3	6	7
Interest expense - effect of Settlement Agreement (Note 6)	-	-	-	122
Royalty income	9	9	24	34
Other income	-	-	-	3
Loss on disposal of fixed assets	-	3	-	(1)

Total other income (expense)	11	15	30	165

Net loss	$(1,677)	$(1,279)	$(4,740)	$(2,524)

Comprehensive loss:
Net loss	$(1,677)	$(1,279)	$(4,740)	$(2,524)
Foreign currency translation adjustments	(12)	-	(26)	-

Comprehensive loss	$(1,689)	$(1,279)	$(4,766)	$(2,524)

Loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.04)

Weighted-average common shares outstanding - basic and diluted	72,989	65,642	69,913	62,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended March 31, 2015

(Unaudited; in Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance as of July 1, 2014	-	$-	65,642	$66	$47,235	$-	$(41,202)	$6,099

Sale of common stock	-	-	6,084	6	7,295	-	-	7,301

Commitment fee	-	-	682	1	-	-	-	1

Exercises of warrants	-	-	1,663	1	866	-	-	867

Share-based compensation	-	-	-	-	690	-	-	690

Foreign currency translation adjustments	-	-	-	-	-	(26)	-	(26)

Net loss	-	-	-	-	-	-	(4,740)	(4,740)

Balance as of March 31, 2015	-	$-	74,071	$74	$56,086	$(26)	$(45,942)	$10,192

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Nine Months Ended
	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(4,740)	$(2,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect of Settlement Agreement	-	(1,863)
Share-based compensation	690	835
Amortization of intangible assets	266	266
Depreciation	3	2
Loss on disposal of fixed assets	-	1
Loss on abandonment of intangible assets	47	-
Changes in operating assets and liabilities
Accounts receivable - trade	(135)	-
Accounts receivable - unbilled	(325)	-
Prepaid expenses and other current assets	(181)	23
Accounts payable	517	(133)
Accrued expenses	306	(39)
Deferred revenue	34	-

Net cash used in operating activities	(3,518)	(3,432)

Cash flows from investing activities:
Additions to intangible assets	(137)	(196)
Purchases of fixed assets	(15)	(4)

Net cash used in investing activities	(152)	(200)

Cash flows from financing activities:
Proceeds from sale of common stock	7,302	480
Proceeds from exercise of warrants	867	3,100
Costs to raise capital	-	(29)

Net cash provided by financing activities	8,169	3,551

Effect of exchange rate changes	(9)	-

Net increase in cash	4,490	(81)
Cash - beginning of period	3,590	4,414
Cash - end of period	$8,080	$4,333

Schedule of non-cash activities:
Unpaid intangible assets included in accounts payable - net	$-	$12
Unpaid intangible assets included in accrued expenses - net	$12	$20
Expiration of warrants	$-	$71

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

iBio, Inc. and Subsidiaries (“iBio” or the “Company”) is a biotechnology company focused on the commercialization of its proprietary plant-based protein expression technologies - the iBioLaunch™ platform for vaccines and therapeutic proteins and the iBioModulator™ platform for vaccine enhancement – and on developing and commercializing select biopharmaceutical product candidates. The advantages of iBio’s technology include the ability to manufacture therapeutic proteins that are difficult or commercially infeasible to produce with conventional methods, and reduced production time, capital and operating costs for biopharmaceuticals. iBio was established as a public company in August 2008 as the result of a spinoff from Integrated BioPharma, Inc. The Company operates in one business segment under the direction of its Executive Chairman. The Company has two wholly-owned subsidiaries, iBioDefense Biologics LLC (“iBioDefense”), a Delaware limited liability company formed in July 2013 to explore development and commercialization of defense-specific applications of the Company’s proprietary technology, and iBio Peptide Therapeutics LLC, a Delaware limited liability company formed in November 2013. Both of these subsidiaries are dormant. Additionally the Company has a 99% interest in a subsidiary organized in Brazil, iBIO DO BRASIL BIOFARMACÊUTICA LTDA. (“iBio Brazil”), to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with Fundacao Oswaldo Cruz/FioCruz (“FioCruz”) beyond the current Yellow Fever Vaccine program (see Note 6) and development of biosimilar products with private sector participants for the Brazilian market. iBio Brazil commenced operations during the first quarter of the fiscal year ended June 30, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include the valuation of intellectual property, legal and contractual contingencies, and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

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

Reclassifications

Certain amounts in the March 31, 2014 statement of cash flows were reclassified to conform to the current period presentation. In 2014, the changes in operating assets and liabilities were reported as one line item. In 2015, such 2014 changes were reported by account.

Going Concern

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2015, the Company’s accumulated deficit was $45.9 million, and it had cash used in operating activities of $3.5 million for the nine months ended March 31, 2015. The Company has historically financed its activities through the sale of common stock and warrants. Through March 31, 2015, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, its proprietary candidates for treatment of fibrotic diseases, advancing its intellectual property, and general and administrative activities. Cash on hand as of March 31, 2015 of $8.1 million is expected to support the Company’s activities through March 31, 2016. On August 25, 2014, the Company entered into a stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to which the Company had the option to require Aspire Capital to purchase up to $10 million of its common stock upon and subject to the terms of the agreement over a two-year period. As of March 31, 2015, the Company had sold 6,084,354 shares to Aspire pursuant to the stock purchase agreement and received proceeds of $7,301,786 therefrom. As of April 28, 2015, Aspire Capital fulfilled its commitment to purchase $10.0 million of the Company's common stock under the agreement. See Note 7 - Stockholders’ Equity for additional information. On May 15, 2015, the Company entered into a new common stock purchase agreement with Aspire Capital pursuant to which the Company has the option to require Aspire Capital to purchase up to $15 million of its common stock, upon and subject to the terms of the agreement, over a three-year term.

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

The Company plans to fund its future business operations using cash on hand, through proceeds from the sale of additional equity or other securities, including sales of common stock to Aspire Capital pursuant to the common stock purchase agreement entered into on May 15, 2015, and through proceeds realized in connection with license and collaboration arrangements. The Company cannot be certain that such funding will be available on favorable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on favorable terms, it may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for its technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize; or d) possibly cease operations.

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

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values as of March 31, 2015 and June 30, 2014 due to their short-term nature.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 18 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the nine months ended March 31, 2015 and 2014.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	March 31, 2015 (Unaudited)	June 30, 2014
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,118	2,068
	5,218	5,168
Intellectual property – accumulated amortization	(1,738)	(1,621)
Patents – accumulated amortization	(1,092)	(972)
	(2,830)	(2,593)
Net intangible assets	$2,388	$2,575

Amortization expense was $88,000 and $91,000 for the three months ended March 31, 2015 and 2014, respectively, and for each of the nine months ended March 31, 2015 and 2014, amortization expense was $266,000. In addition, for the three and nine months ended March 31, 2015, the Company incurred losses on the abandonment of patents of approximately $17,000 and $47,000, respectively. There were no impairment charges for both the three and nine months ended March 31, 2014.

6.	Significant Vendor

Fraunhofer continued to be the Company’s most significant vendor. At March 31, 2015, the accounts payable balance included amounts due to Fraunhofer of approximately $341,000 and accrued expenses included amounts due to Fraunhofer of $325,000. At June 30, 2014, the accounts payable balance included amounts due to Fraunhofer of approximately $205,000. The Company is charged interest by Fraunhofer on certain outstanding balances at the rate of prime plus 2%. For the three months ended March 31, 2015 and 2014, research and development expenses related to Fraunhofer were approximately $348,000 and $77,000, respectively. For the nine months ended March 31, 2015 and 2014, research and development expenses related to Fraunhofer were approximately $1,535,000 and ($375,000), respectively. See Note 12 – Commitments and Contingencies.

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”), the significant terms of which are as follows:

•	The Company’s liabilities to Fraunhofer in the amount of approximately $2.9 million as of June 30, 2013 were released and terminated;

•	The Company’s obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (the “Guaranteed Annual Payments”) was terminated and replaced with an obligation to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio prior to December 31, 2015. See Note 12 – Commitments and Contingencies for additional information;

•	The Company terminated and released Fraunhofer from the obligation to make further financial contributions toward the enhancement, improvement and expansion of iBio’s technology in an amount at least equal to the Guaranteed Annual Payments. In addition, the Company terminated and released Fraunhofer from the obligation to further reimburse iBio for certain past and future patent-related expenses;

•	The Company’s obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $200,000 was terminated. Instead the Company will be obligated to remit royalties to Fraunhofer only on technology license revenues that iBio actually receives and on revenues from actual sales by iBio of products derived from the Company’s technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million;

•	The rate at which the Company will be obligated to pay royalties to Fraunhofer on iBioLaunchTM and iBioModulatorTM license revenues received was reduced from 15% to 10%; and

•	Any and all other claims of each party to any other amounts due at June 30, 2013 were mutually released.

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

On January 4, 2011, the Company entered into the Collaboration and License Agreement (the “CLA”) which is a three party agreement involving the Company, Fraunhofer and FioCruz, a foundation, member of the Indirect Federal Public Administration of Brazil and attached to the Health Ministry of Brazil, acting through its unit Bio-Manguinhos. The CLA provides for the development of a yellow fever vaccine to be manufactured and distributed within Latin America and Africa by FioCruz. The CLA was supplemented by a bilateral agreement between iBio and Fraunhofer dated December 27, 2010 in which the Company engaged Fraunhofer as a contractor to provide the research and development services (both, together, the “Agreement”). The services are billed to FioCruz at Fraunhofer’s cost, so revenue is equivalent to expense and there is no profit. At June 30, 2013, the Company had a receivable of $1.007 million and an accounts payable of the same amount.

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

For the three and nine months ended March 31, 2015, under the Amended Agreement, the Company recognized revenue of $349,000 and $1,535,000, respectively, for work performed for FioCruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work. No revenue was recognized for both the three and nine months ended March 31, 2014.

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov, Fraunhofer's Executive Director. See Note 12 - Lawsuits for additional information.

7.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of March 31, 2015 and June 30, 2014, there were no shares of preferred stock issued and outstanding.

Common Stock

As of March 31, 2015, the Company was authorized to issue up to 175 million shares of common stock, of which approximately 74.1 million shares were issued and outstanding. As of March 31, 2015, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 6.6 million shares of common stock for the exercise of warrants.

Issuances of common stock were as follows:

Aspire Capital

On August 25, 2014, the Company entered into a common stock purchase agreement with Aspire Capital Fund, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the approximately 24-month term of the purchase agreement. As of April 28, 2015, Aspire Capital fulfilled its commitment to purchase $10.0 million of the Company’s common stock under the agreement.

In consideration for entering into the purchase agreement, following the approval of the issuance of the shares by NYSE MKT, Aspire Capital received a commitment fee of $300,000 – 3% of the $10 million commitment – payable in 681,818 shares of the Company’s common stock priced at $0.44 per share, the closing price on the day preceding execution of the agreement. In addition, on September 19, 2014 following approval of the issuance of the shares by NYSE MKT, Aspire Capital purchased 1,136,354 shares of common stock at $0.44 per share for $500,000 pursuant to the terms of the purchase agreement.

Concurrently with entering into the purchase agreement, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements as permissible and necessary to register under the Securities Act of 1933, as amended, the sale of shares of the Company’s common stock under the purchase agreement.

After the Securities and Exchange Commission declared effective the registration statement, on any trading day on which the closing sale price of the Company’s common stock exceeded the “Floor Price” of $0.44 (the closing sale price of the Company’s shares on the business day before the Company entered into the purchase agreement with Aspire Capital), the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital (as principal) to purchase up to 150,000 shares of common stock per trading day, provided that the aggregate price of such purchase did not exceed $500,000 per trading day, up to an additional $9.5 million of common stock in the aggregate at a per share price equal to the lesser of the lowest sale price of common stock on the purchase date, or the arithmetic average of the three lowest closing sale prices of common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

In addition, on any date on which the Company submitted a purchase notice to Aspire Capital in an amount equal to 150,000 shares of common stock and the closing sale price of common stock was equal to or greater than the Floor Price of $0.44, the Company also had the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price (“VWAP”) purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the NYSE MTK on the next trading day, subject to a maximum number of shares determined by the Company, and a minimum trading price equal to the greater of (a) 80% of the closing price of common stock on the business day immediately preceding the date of the VWAP purchase, or (b) such higher price as set forth by the Company in the notice for the VWAP purchase. The purchase price per share pursuant to such VWAP purchase notice was the lower of (i) the closing sale price on the date of sale and (ii) 97% of the volume-weighted average price for common stock traded on the NYSE MKT on (i) the date of the VWAP purchase if the aggregate stock to be purchased on that date did not exceed the volume maximum stated in the Company’s notice for the VWAP purchase, or (ii) the portion of such business day until such time as aggregate stock to be purchased equaled the volume maximum stated in the Company’s notice or the time at which the sale of the stock fell below the minimum trading price described above.

The purchase agreement provided that the Company and Aspire Capital could not effect any sales under the purchase agreement on any purchase date where the closing sale price of common stock is less than $0.44 (the closing sale price of shares on the business day before the Company entered into the purchase agreement referred to as the “Floor Price”). A lower Floor Price of $0.20 per share of Common Stock applied, if the Company’s stockholders approved the transaction contemplated by the Purchase Agreement. The Company was under no obligation to request our stockholders to approve the transaction contemplated by the Purchase Agreement. However, the purchase price for any purchases of shares under the purchase agreement could not be less than $0.44 per share, unless stockholder approval was obtained. There were no trading volume requirements or restrictions under the purchase agreement with Aspire Capital, and the Company controlled the timing and amount of any sales of our common stock to Aspire Capital. Aspire Capital had no right to require any sales by the Company, but was obligated to make purchases from the Company as directed in accordance with the purchase agreement. There were no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the purchase agreement.

During the nine months ended March 31, 2015, Aspire Capital purchased 6,084,354 shares of common stock for $7,301,786 pursuant to the terms of the purchase agreement. Subsequent to March 31, 2015, Aspire Capital purchased an additional 2,684,452 shares of common stock for $2,698,214, fulfilling its commitment to purchase $10.0 million of the Company’s common stock under the agreement. The proceeds received by the Company from these sales are not reflected in the condensed consolidated financial statements included in this report.

Exercises of Warrants

During the three and nine months ended March 31, 2015, the Company issued 0 and 1,636,000 shares of common stock, respectively, for the exercise of warrants and received proceeds of approximately $867,000. In addition, during the three and nine months ended March 31, 2015, the Company issued 0 and 26,691 shares of common stock, respectively, for the cashless exercise of 0 and 75,000 warrants, respectively.

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units.

The following table summarizes all warrant activity for the nine months ended March 31, 2015:

	Warrants	Weighted- average Exercise Price
Outstanding as of June 30, 2014	8,769,911	$1.38
Exercised	(1,711,000)	$0.51
Expired	(425,587)	$0.66
Outstanding and exercisable as of March 31, 2015	6,633,324	$1.63

8.	Earnings (Loss) Per Common Share

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

	Three Months ended March 31,		Nine Months ended March 31,
	2015	2014	2015	2014
Basic and diluted numerator:

Net loss	$(1,677)	$(1,279)	$(4,740)	$(2,524)

Basic and diluted denominator :

Weighted-average common shares outstanding	72,989	65,642	69,913	62,080

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.07)	$(0.04)

For the three and nine months ended March 31, 2015 and 2014, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of March 31, 2015, shares issuable which could potentially dilute future earnings included approximately 9.7 million stock options and 6.6 million warrants.   As of March 31, 2014, shares issuable which could potentially dilute future earnings included approximately 8.8 million stock options and 8.8 million warrants.

9.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$-	$55
General and administrative	224	270
Totals	$224	$325

	Nine Months Ended March 31,
	2015	2014
Research and development	$-	$93
General and administrative	690	742
Totals	$690	$835

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million. As of March 31, 2015, there were approximately 5.3 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

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

During the three months ended March 31, 2015, no options were granted or exercised.

The following table summarizes all stock option activity during the nine months ended March 31, 2015:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of June 30, 2014	8,483,334	$1.25	7.0	$179
Granted	1,740,000	$0.88
Forfeited	(500,000)	0.87
Outstanding as of March 31, 2015	9,723,334	$1.20	6.8	$1,201
Vested and expected to vest as of March 31, 2015	9,645,260	$1.21	6.8	$1,179

Exercisable as of March 31, 2015	5,903,351	$1.44	5.8	$688

The weighted-average grant date fair value of stock options granted during the nine months ended March 31, 2015 was $0.43 per share. As of March 31, 2015, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.0 years.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate – 1.3% - 2.3%; dividend yield – 0%; volatility – 96.7% - 113.9% and expected term – 4 – 9 years.

Warrants

No warrants were issued during the nine months ended March 31, 2015.

10.	Related Party Transactions

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The accounts payable balance includes amounts due to Novici of approximately $102,000 and $38,000 at March 31, 2015 and June 30, 2014, respectively. Research and development expenses related to Novici were approximately $258,000 and $124,000 for the three months ended March 31, 2015 and 2014, respectively, and approximately $738,000 and $430,000 for the nine months ended March 31, 2015 and 2014, respectively.

Effective January 1, 2015, the Company is leasing office space on a month to month basis from an entity owned by a minority shareholder of the Company for approximately $2,000 per month.

11.	Income Taxes

The Company recorded no income tax expense for the nine months ended March 31, 2015 and 2014 because the estimated annual effective tax rate was zero. As of March 31, 2015, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

12.	Commitments and Contingencies

Commitments

Under the terms of the Settlement Agreement described in Note 6 – Significant Vendor above, the Company undertook to engage Fraunhofer for at least $3 million in work requested and directed by iBio before December 31, 2015. Effective January 31, 2014, the Company terminated a $1.5 million research services agreement with Fraunhofer after having engaged Fraunhofer to perform $0.5 million in research and development services.

On June 12, 2014, FioCruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) to create a new research and development plan for the development of a recombinant yellow fever vaccine providing revised reporting, objectives, estimated budget, and project billing process. Under the CLA and bilateral agreement between iBio and Fraunhofer dated December 27, 2010, Fraunhofer, which has been engaged to act as the Company's subcontractor for performance of research and development services for the new research and development plan, will bill FioCruz directly on behalf of the Company at the rates, amounts and times provided in the Amended Agreement, and the proceeds of such billings and only the proceeds will be paid to Fraunhofer for its services so the Company's expense is equal to its revenue and no profit is recognized for these activities under the Amended Agreement. For the nine months ended March 31, 2015, $1.5 million in research and development services have been performed by Fraunhofer for the Company pursuant to the amended CLA. As of March 31, 2015, the total engagement of Fraunhofer for work requested by iBio is $2.4 million.

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

Lawsuits

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer USA, Inc., Fraunhofer USA Inc.’s Center for Molecular Biotechnology (“FCMB” and together with Fraunhofer USA, Inc., “Fraunhofer”) and Vidadi Yusibov (“Yusibov”), FCMB’s Executive Director. The Company seeks monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company, and their wrongful use and disclosure of the Company’s proprietary intellectual property in the area of plant-based manufacturing technologies, techniques and methodologies for pharmaceuticals and other products. The Company seeks monetary damages against Yusibov for breach of his consulting agreement with the Company.

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

On April 9, 2015, the Court of Chancery granted an order consolidating the Company’s complaint against PlantForm and its President with the Company’s complaint against Fraunhofer and Yusibov. The Company is unable to predict the outcome of this litigation.

On October 24, 2014, a putative class action captioned Juan Pena, Individually and on Behalf of All Other Similarly Situated vs. iBio, Inc. and Robert B. Kay was filed in the United States District Court for the District of Delaware. The action alleged that the Company and its Chief Executive Officer made certain statements in violation of federal securities laws and seeks an unspecified amount of damages. On February 23, 2015, the Court issued an order appointing a new lead plaintiff. On April 6, 2015, the plaintiffs filed an amended class action complaint in the same matter captioned Vamsi Andavarapu, Individually And On Behalf Of All Others Similarly Situated vs. iBio, Inc., Robert B. Kay, and Robert Erwin. The action alleged that the Company, its Chief Executive Officer, and its President made certain statements in violation of federal securities laws and seeks an unspecified amount of damages. On May 6, 2015, the Company, Mr. Kay, and Mr. Erwin filed a motion to dismiss the amended class action complaint. The Company has advised its insurers about the class action and intends to vigorously defend against any claims if this action continues. The Company is unable to predict the outcome of this complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

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

Three months ended March 31, 2015	iBio	iBio Brazil	Total

Net revenues	$349	$-	$349
Research and development expenses	815	-	815
General and administrative expenses	1,187	35	1,222
Operating loss	(1,653)	(35)	(1,688)

Nine months ended March 31, 2015	iBio	iBio Brazil	Total

Net revenues	$1,535	$-	$1,535
Research and development expenses	2,731	-	2,731
General and administrative expenses	3,488	86	3,574
Operating loss	(4,684)	(86)	(4,770)
Total assets	11,383	63	11,446

14.	Subsequent Events

Common Stock Issuances – Pursuant to the common stock purchase agreement entered into with Aspire Capital on August 25, 2014 (see Note 7), subsequent to March 31, 2015, Aspire Capital purchased an additional 2,684,452 shares of common stock for $2,698,214, fulfilling its commitment to purchase $10.0 million of the Company’s common stock under the agreement. The proceeds received by the Company from these sales are not reflected in the condensed consolidated financial statements included in this report.

2015 Aspire Facility – On May 15, 2015, the Company entered into a new common stock purchase agreement with Aspire Capital, whereby the Company has the option to require Aspire Capital to purchase up to an aggregate of $15 million of shares of the Company’s common stock over a 36-month term, upon and subject to terms and conditions in the 2015 agreement which are similar to those contained in the 2014 Aspire facility.

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

Results of Operations

Comparison of Three Months ended March 31, 2015 (“2015”) versus March 31, 2014 (“2014”)

Revenue

Gross revenue for 2015 was approximately $349,000. There was no revenue for 2014.

Revenue has been attributable to technology services provided to Bio-Manguinhos/FioCruz (“FioCruz”) in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engage Fraunhofer USA Inc. (“Fraunhofer”) as a subcontractor to perform the services required. Revenue in 2015 includes a reconciliation for services rendered prior to October 1, 2014. During 2014, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by the Company in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer. In June 2014, the Company, FioCruz and Fraunhofer amended their Collaboration and License Agreement (the “Amendment”) reflecting the agreed modifications to the work plan and work was resumed by Fraunhofer for the Company to continue development of a yellow fever vaccine using the Company’s iBioLaunch ™ technology.

Research and development expenses

Research and development expenses for 2015 were approximately $815,000, as compared to approximately $343,000 for 2014, an increase in the current period of approximately $472,000. Research and development expenses in 2015 include a reconciliation for services rendered prior to January 1, 2015. The increase was primarily related to the change in the Company’s focus to advance products to treat fibrotic diseases.

General and administrative expenses

General and administrative expenses for 2015 were approximately $1.2 million, as compared to approximately $951,000 for 2014, an increase in the current period of approximately $271,000. The increase is attributable primarily to legal fees. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company.

Other income (expense)

Other income for 2015 and 2014 was approximately $11,000 and $15,000, respectively.

Results of Operations – Comparison of Nine Months ended March 31, 2015 (“2015”) versus March 31, 2014 (“2014”)

Revenue

Gross revenue for 2015 was approximately $1,535,000. There was no revenue for 2014.

Revenue has been attributable to technology services provided to FioCruz in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engage Fraunhofer USA Inc. as a subcontractor to perform the services required. During 2013, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by the Company in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer. In June 2014, the Company, FioCruz and Fraunhofer amended their Collaboration and License Agreement reflecting the agreed modifications to the work plan and work was resumed by Fraunhofer for the Company to continue development of a yellow fever vaccine using the Company’s iBioLaunch™ technology.

Research and development expenses

Research and development expenses for 2015 were $2.7 million. Research and development expenses for 2014 were $439,000. However, research and development expenses for 2014 include a credit of $1.04 million resulting from the reversal of expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, research and development spending was approximately $1.5 million for the prior period, an increase in the current period of approximately $1.2 million over the adjusted results of 2014. The increase was primarily related to the modifications to the work plan described above.

General and administrative expenses

General and administrative expenses for 2015 were approximately $3.57 million, as compared to approximately $2.25 million for 2014. However, general and administrative expenses for the prior year included a credit of $700,000 resulting from the reversal of royalty expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, general and administrative spending was approximately $2.95 million for the prior period, an increase in the current period of approximately $624,000 over the adjusted results of 2014. The increase is attributable primarily to legal fees. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company.

Other income (expense)

Other income for 2015 was approximately $30,000, as compared to other income of approximately $165,000 for 2014. However, other income (expense) for the prior period included a credit of $122,000 resulting from the reversal in interest expense accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, other income was approximately $43,000 for the prior period.

Liquidity and Capital Resources

As of March 31, 2015, we had cash of $8.1 million as compared to $3.59 million as of June 30, 2014.

Net Cash Used in Operating Activities

Operating activities used $3.5 million in cash for the nine months ended March 31, 2015. The decrease in cash was primarily attributable to funding the loss for the period.

Net Cash Used in Investing Activities

For the nine months ended March 31, 2015, net cash used in investing activities was approximately $152,000. Cash used in investing activities was attributable to additions to intangible assets of $137,000 and purchases of fixed assets for iBio Brazil of $15,000.

Net Cash Provided by Financing Activities

For the nine months ended March 31, 2015, net cash provided by financing activities was $8.2 million. Aspire Capital purchased 6,084,354 shares of common stock for approximately $7.3 million pursuant to the terms of the common stock purchase agreement entered into with Aspire Capital on August 25, 2014 (the “2014 Aspire Purchase Agreement”). In addition, the Company issued 1,663,000 shares of common stock for the exercise of warrants and received proceeds of approximately $867,000.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of March 31, 2015, our accumulated deficit was approximately $45.9 million, and we used approximately $3.5 million of cash for operating activities for the nine months ended March 31, 2015. As of March 31, 2015, cash on hand of approximately $8.1 million is expected to support the Company’s activities through March 31, 2016.

We have historically financed our activities through the sale of common stock and warrants. We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity and other securities and through proceeds realized in connection with license and collaboration arrangements. On August 25, 2014, we entered into the 2014 Aspire Purchase Agreement with Aspire Capital, pursuant to which the Company had the option to require Aspire Capital to purchase up to $10 million of its common stock upon and subject to the terms of the agreement over a two-year period. As of April 28, 2015, Aspire Capital fulfilled its commitment to purchase $10.0 million of the Company's common stock under the 2014 Aspire Purchase Agreement. On May 15, 2015, the Company entered into a new common stock purchase agreement with Aspire Capital (the “2015 Aspire Purchase Agreement”), pursuant to which the Company has the option to require Aspire Capital to purchase up to $15 million of its common stock, upon and subject to the terms of the agreement, over a three-year term. Despite the receipt of these proceeds, we may still need additional capital to fully implement our business, operating and development plans for periods beyond March 31, 2016.

On November 20, 2014, we filed with the Securities and Exchange Commission a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the Securities and Exchange Commission on December 2, 2014. This registration statement allows us, from time to time, to offer and sell shares of common stock, shares of preferred stock, debt securities, units comprised of shares of common stock, preferred stock, debt securities and warrants in any combination, and warrants to purchase common stock, preferred stock, debt securities and/or units, up to a maximum aggregate amount of $100 million of such securities. To date, we have not issued any securities under this registration statement and, other than the registration rights agreement entered into with Aspire Capital in connection with the 2015 Aspire Purchase Agreement (described under Item 5 – Other Information), we currently have no firm agreements with any third parties for the sale of our securities pursuant to this registration statement. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2015, we were not involved in any SPE transactions.

Contractual Obligations

Our most significant contractual obligation is the TTA with Fraunhofer. Under the terms of the Settlement Agreement completed in September 2013, we undertook to engage Fraunhofer to perform at least $3 million of research and development work as directed by iBio by December 31, 2015. As of March 31, 2015, Fraunhofer has performed services pursuant to such engagements by the Company of at least $2.4 million of the $3 million commitment.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2015 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

·	Valuation of intellectual property;

·	Legal and contractual contingencies;

·	Research and development expenses; and

·	Share-based compensation expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2015. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings .

The following information supplements and amends our discussion set forth under Part II, Item 1 “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014.

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer USA, Inc., Fraunhofer USA Inc.’s Center for Molecular Biotechnology (“FCMB” and together with Fraunhofer USA, Inc. “Fraunhofer”) and Vidadi Yusibov, FCMB’s Executive Director. The Company seeks monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company, and their wrongful use and disclosure of the Company’s proprietary intellectual property in the area of plant-based manufacturing technologies, techniques and methodologies for pharmaceuticals and other products. The Company seeks monetary damages against Yusibov for breach of his consulting agreement with the Company.

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

On April 9, 2015, the Court of Chancery granted an order consolidating the Company’s complaint against PlantForm and its President with the Company’s complaint against Fraunhofer and Yusibov. The Company is unable to predict the outcome of this litigation.

On October 24, 2014, a putative class action captioned Juan Pena, Individually and on Behalf of All Other Similarly Situated vs. iBio, Inc. and Robert B. Kay was filed in the United States District Court for the District of Delaware. The action alleges that the Company and its Chief Executive Officer made certain statements in violation of federal securities laws and seeks an unspecified amount of damages. On February 23, 2015, the Court issued an order appointing a new lead plaintiff. On April 6, 2015, the plaintiffs filed an amended class action complaint in the same matter captioned Vamsi Andavarapu, Individually And On Behalf Of All Others Similarly Situated vs. iBio, Inc., Robert B. Kay, and Robert Erwin. The action alleged that the Company, its Chief Executive Officer, and its President made certain statements in violation of federal securities laws and seeks an unspecified amount of damages. On May 6, 2015, the Company, Mr. Kay, and Mr. Erwin filed a motion to dismiss the amended class action complaint. The Company has advised its insurers about the class action and intends to vigorously defend against any claims if this action continues. The Company is unable to predict the outcome of this Complaint and therefore cannot determine the likelihood of loss nor estimate a range of possible loss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 7 – Stockholders' Equity in our condensed consolidated financial statements for a complete description of our agreement with Aspire Capital entered into on August 25, 2014.

During the three months ended March 31, 2015, Aspire Capital purchased 2,089,600 shares of common stock for $2,090,105 pursuant to the terms of the 2014 Aspire Purchase Agreement. The proceeds were used for working capital purposes. Subsequent to March 31, 2015, Aspire Capital purchased an additional 2,684,452 shares of common stock for $2,698,214 pursuant to the 2014 Aspire Purchase Agreement.

Item 5. Other Information.

Common Stock Purchase Agreement

On May 15, 2015, the Company entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”), pursuant to which the Company has the option to require Aspire Capital to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock (the “Purchase Shares”) upon and subject to the terms of the 2015 Aspire Purchase Agreement. The Company and Aspire Capital previously entered into a common stock purchase agreement, dated August 25, 2014 (the “2014 Aspire Purchase Agreement”), pursuant to which the Company had the option to require Aspire Capital to purchase up to $10 million of its common stock upon and subject to the terms of the agreement over a two-year period. As of April 28, 2015, Aspire Capital fulfilled its commitment to purchase $10.0 million of the Company’s common stock under the 2014 Aspire Purchase Agreement.

Summary of Terms of 2015 Aspire Purchase Agreement

On any business day after the Commencement Date (as defined below) and over the 36-month term of the 2015 Aspire Purchase Agreement, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 200,000 Purchase Shares per business day; however, no sale pursuant to such a Purchase Notice may exceed five hundred thousand dollars ($500,000) per business day, unless the Company and Aspire Capital mutually agree. The Company and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 2,000,000 Purchase Shares per business day. The purchase price per Purchase Share pursuant to such Purchase Notice (the “Purchase Price”) is the lower of (i) the lowest sale price for the Company’s common stock on the date of sale or (ii) the average of the three lowest closing sale prices for the Company’s common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The applicable Purchase Price will be determined prior to delivery of any Purchase Notice.

In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital for at least 150,000 Purchase Shares and the closing sale price of the Company’s common stock is higher than $0.40, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of the Company’s common stock equal to up to 35% of the aggregate shares of common stock traded on the next business day (the “VWAP Purchase Date”), subject to a maximum number of shares determined by the Company (the “VWAP Purchase Share Volume Maximum”). The purchase price per Purchase Share pursuant to such VWAP Purchase Notice (the “VWAP Purchase Price”) shall be the lesser of the closing sale price of the Company’s common stock on the VWAP Purchase Date or 97% of the volume weighted average price for the Company’s common stock traded on the VWAP Purchase Date if the aggregate shares to be purchased on that date does not exceed the VWAP Purchase Share Volume Maximum, or the portion of such business day until such time as the sooner to occur of (1) the time at which the aggregate shares traded has exceeded the VWAP Purchase Share Volume Maximum, or (2) the time at which the sale price of the Company’s common stock falls below the VWAP Minimum Price Threshold (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction). The “VWAP Minimum Price Threshold” is the greater of (i) 80% of the closing sale price of the Company’s common stock on the business day immediately preceding the VWAP Purchase Date or (ii) such higher price as set forth by the Company in the VWAP Purchase Notice.

The number of Purchase Shares covered by and timing of each Purchase Notice or VWAP Purchase Notice are determined at the Company’s discretion. The aggregate number of shares that the Company can sell to Aspire Capital under the 2015 Aspire Purchase Agreement may in no case exceed 15,343,406 shares of our common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the 2015 Aspire Purchase Agreement, including the 450,000 shares of the Company’s common stock (the “Commitment Shares”) to be issued to Aspire Capital in consideration for entering into the 2015 Aspire Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.99% of the Company’s common stock.

The 2015 Aspire Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. Sales under the 2015 Aspire Purchase Agreement may commence only after certain conditions have been satisfied (the date on which all requisite conditions have been satisfied being referred to as the “Commencement Date”), which conditions include the delivery to Aspire Capital of a prospectus supplement covering the Commitment Shares and the Purchase Shares, approval for listing on NYSE MKT of the Purchase Shares and the Commitment Shares, the issuance of the Commitment Shares to Aspire Capital, and the receipt by Aspire Capital of a customary opinion of counsel and other certificates and closing documents. Either party shall have the option to terminate the 2015 Aspire Purchase Agreement in the event the Commencement Date has not occurred by July 1, 2015. The 2015 Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost or penalty.

The Company’s net proceeds will depend on the Purchase Price, the VWAP Purchase Price and the frequency of the Company’s sales of Purchase Shares to Aspire Capital; subject to the maximum $15.0 million available amount. The Company’s delivery of Purchase Notices and VWAP Purchase Notices will be made subject to market conditions, in light of the Company’s capital needs from time to time. The Company expects to use proceeds from sales of Purchase Shares for general corporate purposes and working capital requirements.

Registration Rights

In connection with the 2015 Aspire Purchase Agreement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire Capital, dated May 15, 2015. The Registration Rights Agreement provides, among other things, that the Company will register the sale of the Commitment Shares and the Purchase Shares to Aspire Capital pursuant to the Company’s existing shelf registration statement (the “Registration Statement”). The Company further agreed to keep the Registration Statement effective and to indemnify Aspire Capital for certain liabilities in connection with the sale of the Securities under the terms of the Registration Rights Agreement.

The foregoing descriptions of the 2015 Aspire Purchase Agreement and the Registration Rights Agreement are not complete and are qualified by reference to the full text of such documents, copies of which are filed as Exhibits 10.1 and 4.2, respectively, to this Quarterly Report and are incorporated herein by reference. The representations and warranties contained in the 2015 Aspire Purchase Agreement, which are qualified by the disclosure schedules thereto, are solely for the purpose of allocating contractual risk between the parties, are not for the benefit of any party other than the parties to such agreements and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties thereto. Rather, investors and the public should look to other disclosures contained in the Company’s filings with the SEC.

Item 6. Exhibits.

Exhibit
Number

3.1	Certificate of Incorporation of the Company (1)
3.2	First Amended and Restated Bylaws of the Company (2)
4.1	Registration Rights Agreement, dated August 25, 2014, between iBio, Inc. and Aspire Capital Fund LLC (3)
4.2	Registration Rights Agreement, dated May 15, 2015, between iBio, Inc. and Aspire Capital Fund LLC*
5.1	Opinion of Andrew Abramowitz, PLLC*
10.1	Common Stock Purchase Agreement dated May 15, 2015, between the Company and Aspire Capital Fund LLC*
23.1	Consent of Andrew Abramowitz, PLLC (included in Exhibit 5.1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2014 (Commission File NO. 001-35023).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: May 15, 2015	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman

Date: May 15, 2015	/s/ Mark Giannone
Mark Giannone
Chief Financial Officer

