Form 10-K
period 2015-06-30
iBio, Inc.
filed 2015-10-13
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $33,200,000 as of December 31, 2014, based upon the closing sale price on the NYSE MKT of $0.685 per share reported for such date.

There were 77,325,410 shares of the registrant’s common stock issued and outstanding as of October 5, 2015.

iBio, Inc.

Annual Report on Form 10-K

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “iBio,” the “Company,” “we,” “us,” “our” and similar terms mean iBio, Inc.

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report on Form 10-K and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report on Form 10-K is as of October 12, 2015, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this report.

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

PART I

Item 1. Business.

Overview

We are a biotechnology company focused on commercializing our proprietary platform technologies, iBioLaunch™ and iBioModulator™, and developing select product candidates based upon these platforms. iBioLaunch is a proprietary, transformative platform technology for development and production of biologics using transient gene expression in hydroponically grown, unmodified green plants.  iBioModulator is a proprietary technology platform that is designed to improve the potency and duration of effect of both prophylactic and therapeutic vaccines produced with any recombinant expression technology including iBioLaunch.

Stated simply, iBioLaunch harnesses the natural protein production capability that plants use to sustain their own growth, and directs it instead to produce proteins that comprise the active pharmaceutical ingredients in vaccines and biopharmaceuticals. The platform’s ability to produce a wide array of biologics is evidenced by, among other things, our validated pipeline of iBioLaunch-produced product candidates. The iBio pipeline includes products against fibrotic diseases, vaccines, enzyme replacements, monoclonal antibodies, and recombinant versions of marketed products that are currently derived from human blood plasma.

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

In addition to the clinical development of these vaccine candidates, Bio-Manguinhos/FioCruz, or FioCruz, a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil, is sponsoring the development an iBioLaunch-produced yellow fever vaccine to replace the vaccine it currently makes in chicken eggs for the populations of Brazil and more than 20 other nations. These advances are occurring subsequent to the demonstration of safety of iBioLaunch-produced vaccine candidates against each of the H1N1 “Swine” flu virus and the H5N1 avian flu virus in successfully completed Phase 1 clinical trials.

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

Our near-term focus is to realize two key objectives: (1) the establishment of additional business arrangements pursuant to which commercial, government and not-for-profit licensees will utilize iBioLaunch and iBioModulator in connection with the production and development of therapeutic proteins and vaccine products; and (2) the further development of select product candidates based upon or enhanced by our technology platforms. These objectives are the core components of our strategy to commercialize the proprietary technology we have developed and validated.

Our strategy to engage in partnering and out-licensing of our technology platforms seeks to preserve the opportunity for iBio to share in the successful development and commercialization of product candidates by our licensees while enhancing our own capital and financial resources for development, alone or through commercial alliances with others, of high-potential product candidates based upon our platforms. In addition to financial resources we may receive in connection with the license of our platform technologies, we believe that successful development by third party licensees of iBioLaunch-derived and iBioModulator-enhanced product candidates will further validate our technology, increase awareness of the advantages that may be realized by the use of such platforms and promote broader adoption of our technologies by additional third parties.

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

Recent Business Highlights

Purchase Agreement with Aspire Capital Fund LLC

Common Stock Purchase Agreement

On May 15, 2015, we entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”), pursuant to which we have the option to require Aspire Capital to purchase up to an aggregate of $15.0 million of shares of our common stock (the “Purchase Shares”) upon and subject to the terms of the 2015 Aspire Purchase Agreement (which are summarized below under “Summary of Terms of 2015 Aspire Purchase Agreement”). We previously entered into a common stock purchase agreement, dated August 25, 2014 (the “2014 Aspire Purchase Agreement”), with Aspire Capital, pursuant to which we had the option to require Aspire Capital to purchase up to $10 million of our common stock upon and subject to the terms of the agreement over a two-year period. As of April 28, 2015, Aspire Capital fulfilled its commitment to purchase $10.0 million of our common stock under the 2014 Aspire Purchase Agreement.

Summary of Terms of 2015 Aspire Purchase Agreement

On any business day over the 36-month term of the agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 200,000 Purchase Shares per business day; however, no sale pursuant to such a Purchase Notice may exceed five hundred thousand dollars ($500,000) per business day, unless we and Aspire Capital mutually agree. We and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 2,000,000 Purchase Shares per business day. The purchase price per Purchase Share pursuant to such Purchase Notice (the “Purchase Price”) is the lower of (i) the lowest sale price for our common stock on the date of sale or (ii) the average of the three lowest closing sale prices for our common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The applicable Purchase Price will be determined prior to delivery of any Purchase Notice.

In addition, on any date on which we submit a Purchase Notice to Aspire Capital for at least 150,000 Purchase Shares and the closing sale price of our common stock is higher than $0.40, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of our common stock equal to up to 35% of the aggregate shares of common stock traded on the next business day (the “VWAP Purchase Date”), subject to a maximum number of shares determined by us (the “VWAP Purchase Share Volume Maximum”). The purchase price per Purchase Share pursuant to such VWAP Purchase Notice (the “VWAP Purchase Price”) shall be the lesser of the closing sale price of our common stock on the VWAP Purchase Date or 97% of the volume weighted average price for our common stock traded on the VWAP Purchase Date if the aggregate shares to be purchased on that date does not exceed the VWAP Purchase Share Volume Maximum, or the portion of such business day until such time as the sooner to occur of (1) the time at which the aggregate shares traded has exceeded the VWAP Purchase Share Volume Maximum, or (2) the time at which the sale price of our common stock falls below the VWAP Minimum Price Threshold (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction). The “VWAP Minimum Price Threshold” is the greater of (i) 80% of the closing sale price of our common stock on the business day immediately preceding the VWAP Purchase Date or (ii) such higher price as set forth by us in the VWAP Purchase Notice.

The number of Purchase Shares covered by and timing of each Purchase Notice or VWAP Purchase Notice are determined at our discretion. The aggregate number of shares that we can sell to Aspire Capital under the 2015 Aspire Purchase Agreement may in no case exceed 15,343,406 shares of our common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the 2015 Aspire Purchase Agreement, including the 450,000 shares of our common stock (the “Commitment Shares”) issued to Aspire Capital in consideration for entering into the 2015 Aspire Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.99% of our common stock.

The 2015 Aspire Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. The 2015 Aspire Purchase Agreement may be terminated by us at any time, at our discretion, without any cost or penalty.

Our net proceeds will depend on the Purchase Price, the VWAP Purchase Price and the frequency of sales of Purchase Shares to Aspire Capital; subject to the maximum $15.0 million available amount. Our delivery of Purchase Notices and VWAP Purchase Notices will be made subject to market conditions, in light of our capital needs from time to time. We expect to use proceeds from sales of Purchase Shares for general corporate purposes and working capital requirements.

Registration Rights

In connection with the 2015 Aspire Purchase Agreement, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire Capital, dated May 15, 2015. The Registration Rights Agreement provides, among other things, a requirement to register the sale of the Commitment Shares and the Purchase Shares to Aspire Capital pursuant to our existing shelf registration statement (the “Registration Statement”). We further agreed to keep the Registration Statement effective and to indemnify Aspire Capital for certain liabilities in connection with the sale of the Securities under the terms of the Registration Rights Agreement.

The foregoing descriptions of the 2015 Aspire Purchase Agreement and the Registration Rights Agreement are not complete and are qualified by reference to the full text of such documents, copies of which are filed as Exhibits 10.4 and 4.7, respectively, to this Annual Report and are incorporated herein by reference. The representations and warranties contained in the 2015 Aspire Purchase Agreement, which are qualified by the disclosure schedules thereto, are solely for the purpose of allocating contractual risk between the parties, are not for the benefit of any party other than the parties to such agreements and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties thereto. Rather, investors and the public should look to other disclosures contained in our filings with the SEC.

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

Subsequent to the incorporation of the iBioLaunch vector in the plant tissues, the following steps lead to target protein synthesis:

•	The vector is transported to the nucleus of each cell, where RNA polymerase II transcribes viral-related sequences and the gene(s) of interest into messenger RNA.

·	The viral-related messenger RNA moves to the plant cell cytoplasm, and is translated on ribosomes to make proteins representing the viral replicase gene, movement protein, and our protein of interest.
·	The viral replicase protein causes the production of hundreds of additional messenger RNA molecules encoding the production of our protein of interest, and these messengers dominate the plant protein production machinery.

·	Large amounts of the protein of interest accumulate and await purification.

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

Completed preclinical studies demonstrating the ability of the iBioModulator platform to improve the performance of vaccines include the following:

·	An iBioModulator-Pfs 25 antigen malaria vaccine candidate in advanced pre-IND testing elicited transmission blocking activity at lower doses and for a longer period of time following immunization compared to a vaccine candidate containing the antigen alone; titers of specific immunoglobulins to Pfs 25 were approximately ten-fold higher across dose levels when the iBioModulator was used.

·	Therapeutic HPV (human papilloma virus) vaccine candidates constructed with iBioModulator provided superior protection from HPV-16 E7-induced tumors and extended survival in a mouse model when compared with vaccination with native E7 protein alone. The HPV tumor protection was both prophylactic and therapeutic. It produced tumor-free survival of mice immunized with the E7 iBioModulator antigen.

·	iBioModulator has been used as a fusion to express peptide or protein domain antigens in a number of other successful vaccine candidates, including those for anthrax.

·	iBioModulator has been used improve the solubility and stability of recombinant vaccine antigens.

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

Product Candidates

The table below summarizes key information regarding the category and product class and the status of the most advanced product candidates generated from our platforms:

Market	Class	Product	Status /Other

Therapeutic Protein	Anti-fibrosis Protein Plasma-Derived Proteins	IBIO-CFB03 C1 Esterase Inhibitor	Preclinical Preclinical
	Enzyme Replacement	Alpha-Galactosidase	Preclinical Orphan Designation
	Monoclonal Antibodies	Palivizumab	Preclinical

Vaccines	Viral Disease Vaccines	H1N1 Influenza	Phase I - Completed
		H5N1 Influenza	Phase I - Completed
		Yellow Fever	Preclinical
	Parasitic Pathogen Vaccine	Malaria	Phase I
		Hookworm	Phase I
	Therapeutic Vaccine	Human Papillomavirus (HPV)	Preclinical

Biodefense	Bacterial Disease Vaccine	Anthrax	Phase I
	Bacterial Disease Vaccine	Anthrax/Plague	Preclinical
	Monoclonal Antibody	Anthrax	Preclinical

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

Biodefense Countermeasures

The iBioLaunch and iBioModulator platforms have advantages that we believe are particularly well suited for the biodefense market. Speed of production and capability to produce both vaccines and therapeutic proteins using the iBioLaunch platform and the potential to improve performance of vaccines through the application of the iBioModulator platform are each key features of biologics manufacturing systems that may be sought by governments and state corporations seeking to establish autonomous capabilities to protect their populations from bioterrorism threats. In addition to our demonstration of the feasibility of iBioLaunch produced monoclonal antibody candidates for the treatment of anthrax, next generation anthrax vaccine candidates derived from the iBioLaunch platform have been evaluated by our collaborator, Fraunhofer, pursuant to a funding award granted to Fraunhofer in December 2012 by the National Institute of Allergy and Infectious Diseases. With Fraunhofer, we are evaluating opportunities and seeking funding from additional sources to further demonstrate the applicability and advantages of our platforms in connection with the development of biodefense countermeasures.

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

Following this initial engagement, we expanded our relationship with Fraunhofer to include additional and continuing research and development activities and we benefited from the establishment of numerous non-commercial arrangements among the Company, certain government entities, a non-governmental organization (which we refer to as a “NGO”) and Fraunhofer which allowed us to further advance the development of our technology platforms and select product candidates through indirect access to non-dilutive funding.

To evidence these expanded activities, at various times, we entered into additional agreements with Fraunhofer and periodically amended the TTA, including most recently a settlement agreement we entered into with Fraunhofer in September 2013 (the “Settlement Agreement”). The amendments to the TTA include a commitment by Fraunhofer to further develop exclusively for and transfer to us rights to proprietary technology and intellectual property rights in the fields defined in the agreements comprising principally plant-based human vaccines, human antibodies, and human therapeutic proteins and veterinary applications of plant-based influenza vaccines. Additionally the TTA provides that Fraunhofer will pay to us a royalty payment equal to 9% of all receipts, if any, realized by Fraunhofer from sales, licensing or commercialization of the intellectual property licensed from us.

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

The Settlement Agreement, which is intended to better align the mutual interests of iBio and Fraunhofer, has the following effects:

·	Our liabilities to Fraunhofer in the amount of approximately $2.9 million as of June 30, 2013 were released and terminated;

·	Our obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (“Guaranteed Annual Payments”) was terminated and replaced with an undertaking to engage Fraunhofer for at least $3 million in work requested and directed by iBio before December 31, 2015. We believed that our right to select and direct specific projects would improve the efficiency of our product development activities and that the extension of the period over which this commitment must be fulfilled would enhance our ability to manage our cash outflow;

·	We terminated and released Fraunhofer from the obligation to make further financial contributions toward the enhancement, improvement and expansion of our technology in an amount at least equal to the Guaranteed Annual Payments, because we believed our technology development phase was completed and prospectively would be focusing on product development. In addition, we terminated and released Fraunhofer from the obligation to further reimburse us for certain past and future patent-related expenses;

·	Our obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $200,000 was terminated. Instead we will be obligated to remit royalties to Fraunhofer only on technology license revenues that we actually receive and on revenues from actual sales by us of products derived from our technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million;

·	The rate at which we will be obligated to pay royalties to Fraunhofer on iBioLaunch and iBioModulator license revenues we receive was reduced from 15% to 10%; and

·	Any and all other claims of each party to any other amounts due at June 30, 2013 were mutually released.

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

For the year ended June 30, 2015, under the Amended Agreement, the Company recognized revenue of $1,851,000 for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount — $1,851,000 - due Fraunhofer for that work.

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

Fraunhofer was our principal research and development contractor and provided research and development services to us and our predecessor company from 2003 through 2014. As a part of our collaboration with Fraunhofer, we established a business structure that allowed us to enlarge and broaden the scope of applications of our platform technology and enhance the value of our retained commercial rights by leveraging certain funding received by Fraunhofer from governmental entities, NGOs and other similar organizations.

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

Through June 30, 2015, Fraunhofer has been awarded a total of approximately $33 million in grants from the Bill & Melinda Gates Foundation for development of product candidates based on the iBioLaunch platform and for research and development of vaccines against influenza, including H5N1 avian influenza, malaria and African sleeping sickness (trypanosomiasis). To facilitate the grant and continuing support by the Bill & Melinda Gates Foundation of the activities undertaken by Fraunhofer, we agreed to make our iBioLaunch platform available to various programs to complete development and provide “Global Access” to vaccines against influenza, rabies virus, malaria and trypanosomiasis, provided that if the Bill & Melinda Gates Foundation and Fraunhofer do not pursue such programs to completion, the subject rights revert to us. The term “Global Access” means access for people most in need within the developing world in low income and lower-middle-income countries, as identified by the World Bank. Because we have exclusive commercial rights to the technology and these products for human health applications, this grant and any further similar grants benefit us by enabling the enhancement of Fraunhofer to enhance our platform technology and expansion of the information about the technical performance of product candidates derived from our technology. We may decide to commercially license such technology to collaborators for advancement into human clinical evaluation and eventual commercial development.

DoD has also provided funding to Fraunhofer for advanced development of our technology platform and for preclinical and clinical studies of an anthrax-plague combination vaccine and for an H1N1 influenza vaccine project. Through June 30, 2015, Fraunhofer received funding and funding commitments for these projects totaling approximately $34 million. This funding is similarly beneficial to us because we have retained the commercial rights to any technology improvements resulting from those projects.

In December 2012, the National Institute of Allergy and Infectious Diseases, a part of the National Institutes of Health, awarded a contract to Fraunhofer, for the development of a new generation anthrax vaccine. Fraunhofer is developing this new generation vaccine using the iBioLaunch platform and the funding it receives pursuant to the National Institute of Allergy and Infectious Diseases. We expect funded work to advance our technology.

In summary, the advancement of our technology has indirectly benefited from the funding and funding commitments of research and development activities at Fraunhofer in recent years by U.S. government and non-governmental organizations in aggregate amounts exceeding $67 million.

Manufacturing

In addition to the platform and product development engagements, in 2006, we engaged Fraunhofer to create a prototype production module for products made through the use of the iBioLaunch platform. The purpose of this engagement was to attract grants for the improvement of the prototype to become a pilot plant and to demonstrate the ease and economy with which iBioLaunch-derived products could be manufactured in order to attract potential licensees and increase the value of our share of business arrangements entered into with entities. The prototype design, which encompassed the entire production process from seeding, pre-infiltration plant growth, infiltration of plants with agrobacteria, harvesting of plant tissue and purification of target proteins, was completed in May 2008. A pilot plant based upon this prototype funded substantially by DARPA was subsequently constructed by Fraunhofer at its facility in Newark, Delaware. The physical assets consisting of the pilot plant, and the equipment in it, are owned by Fraunhofer and have been validated for current Good Manufacturing Practices (“cGMP”) production. We are not limited to the use of this facility and have also contracted with Caliber Biotherapeutics LLC for certain manufacturing services. We also expect to contract with other third party providers for development, manufacturing, fill and finish services.

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

We currently own 20 U.S. patents and 28 international patents. Additionally, we have one international patent application allowed, as well as 6 U.S. and 20 international applications pending. International patents and applications include numerous foreign countries including Australia, Brazil, Canada, China, Hong Kong, India, Korea, and several countries in Europe. We continue to prepare patent applications relating to our expanding technology in the U.S. and abroad.

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

Employees

As of October 5, 2015, we had nine employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We consider our relations with our employees to be good. Since our business strategy is based on outsourcing our development and clinical trial work to third parties, we believe this staffing level will be sufficient to meet our needs.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses during our next fiscal year and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, Inc., we have incurred operating losses and negative cash flows from operations. Our net loss was approximately $6.6 million for the year ended June 30, 2015 and approximately $3.7 million for the year ended June 30, 2014. As of June 30, 2015, we had an accumulated deficit of approximately $47.8 million.

To date, we have financed our operations primarily through the sale of common stock and warrants. We have devoted substantially all of our efforts to research and development, including the development and validation of our iBioLaunch and iBioModulator technology platforms and the development of a proprietary therapeutic product against fibrosis based upon our platform. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if we:

·	initiate clinical trials of our product candidates;

·	continue the research and development of our product candidates;

·	seek to discover additional product candidates; and

·	add operational, financial and management information systems and personnel, including personnel to support our product development efforts.

To become and remain profitable, we must succeed in commercializing our iBioLaunch and iBioModulator platforms or we, alone or with our licensees, must succeed in developing and eventually commercializing iBioLaunch-derived and iBioModulator-enhanced products that generate significant revenue. This will require us, alone or with our licensees and collaborators, to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those iBioLaunch-produced or iBioModulator-enhanced products for which regulatory approval is obtained or establishing collaborations with parties willing and able to provide necessary capital or other value. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

The extent to which we utilize the purchase agreement with Aspire Capital described under Item 1. Business – Overview – Recent Business Highlights as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default under the purchase agreement. Even if we are able to access the full $15.0 million under the purchase agreement, we may still need additional capital to fully implement our business, operating and development plans.

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

We expect that our existing cash on hand as of June 30, 2015 in the amount of $9.5 million, together with funds we expect to develop from sales pursuant to the Aspire agreement, will be sufficient to meet our projected operating requirements through fiscal year ending June 30, 2016. We have based this projection on assumptions that may prove to be wrong, in which case we may deplete our cash resources sooner than we currently anticipate. Our future capital requirements will depend on many factors, including:

·	our ability to attract additional licensees or other third parties willing to fund development, and if successful, commercialization of iBioLaunch-produced and iBioModulator-enhanced product candidates;

·	the success and expansion of our existing collaboration with FioCruz and any new license agreements we may enter into;

·	the costs, timing and regulatory review of our product candidates;

·	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

·	the extent to which we acquire or invest in businesses, products and technologies.

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

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We and our licensees may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent the commercialization of product candidates based on our iBioLaunch and iBioModulator technologies, including the following:

·	Preclinical or clinical trials may produce negative or inconclusive results, which may require additional preclinical testing, additional clinical trials or the abandonment of projects that we expect to be promising. For example, promising animal data may be obtained about the anticipated efficacy of a therapeutic protein product candidate and then human tests may not result in such an effect. In addition, unexpected safety concerns may be encountered that would require further testing even if the therapeutic protein product candidate produced an otherwise favorable response in human subjects.

·	Initial clinical results may not be supported by further or more extensive clinical trials. For example, a licensee may obtain data that suggest a desirable immune response from a vaccine candidate in a small human study, but when tests are conducted on larger numbers of people, the same extent of immune response may not occur. If the immune response generated by a vaccine is too low or occurs in too few treated individuals, then the vaccine will have no commercial value.

·	Enrollment in our or our licensee’s clinical trials may be slower than projected, resulting in significant delays. The cost of conducting a clinical trial increases as the time required to enroll adequate numbers of human subjects to obtain meaningful results increases. Enrollment in a clinical trial can be a slower-than-anticipated process because of competition from other clinical trials, because the study is not of interest to qualified subjects, or because the stringency of requirements for enrollment limits the number of people who are eligible to participate in the clinical trial.

·	We or our licensees might have to suspend or terminate clinical trials if the participating subjects are being exposed to unacceptable health risks. Animal tests do not always adequately predict potential safety risks to human subjects. The risk of any candidate product is unknown until it is tested in human subjects, and if subjects experience adverse events during the clinical trial, the trial may have to be suspended and modified or terminated entirely.

·	Regulators or institutional review boards may suspend or terminate clinical research for various reasons, including safety concerns or noncompliance with regulatory requirements.

·	Any regulatory approval ultimately obtained may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

·	The effects of iBioLaunch-derived or iBioModulator-enhanced product candidates may not be the desired effects or may include undesirable side effects.

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

We are entitled under our certificate of incorporation to issue up to 175 million shares of common stock, par value $.001 per share, and 1 million shares of preferred stock, with no par value. As of June 30, 2015, we had issued and outstanding approximately 77.2 million shares of common stock, and 6.6 million and 9.5 million warrants and options, respectively, to purchase shares of common stock. Additionally, we had approximately 5.5 million shares of common stock reserved for future issuance of additional option grants under our 2008 Omnibus Equity Incentive Plan and 14.9 million shares reserved under the 2015 Aspire Purchase Agreement. Accordingly, we will be able to issue up to approximately 61.3 million additional shares of common stock and 1.0 million shares of preferred stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Risks Related to Our Agreement with Aspire Capital

Sales of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of our common stock acquired by Aspire Capital could cause the price of our common stock to decline.

On May 29, 2015, we filed a prospectus supplement to our Registration Statement on Form S-3 (Registration No. 333-200410) registering $15.0 million of our common stock that we may issue and sell to Aspire Capital from time to time pursuant to the 2015 Aspire Purchase Agreement described under Item 1. Business – Overview – Recent Business Highlights, together with the 450,000 Commitment Shares issued to Aspire Capital in consideration for entering into the 2015 Aspire Purchase Agreement. It is anticipated that shares offered to Aspire Capital will be sold over a period of up to 36 months from the date of the prospectus supplement. The number of shares ultimately offered for sale to Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the 2015 Aspire Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the 2015 Purchase Agreement may cause the trading price of our common stock to decline.

Aspire Capital may ultimately purchase all, some or none of the $15.0 million of our common stock that we may sell under the 2015 Aspire Purchase Agreement. After Aspire Capital has acquired shares under the 2015 Aspire Purchase Agreement, it may sell all, some or none of those shares. Sales to Aspire Capital by us pursuant to the 2015 Aspire Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Aspire Capital and the 2015 Aspire Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

Our principal office is located in subleased space, leased on a month-to-month basis, at 600 Madison Avenue, New York, New York, and includes shared use of common facilities. In this space, we perform or maintain oversight of our administrative, clinical development, regulatory affairs and business development functions.

Item 3. Legal Proceedings.

The following information supplements and amends our discussion set forth under Part II, Item 1 “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

On October 22, 2014, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against PlantForm Corporation (“PlantForm”) and PlantForm’s president seeking equitable relief and damages based upon PlantForm’s interference with several contracts between the Company and Fraunhofer USA’s Center for Molecular Biotechnology unit (“Fraunhofer”) and one of the Company’s consultants and misappropriating the Company’s intellectual property including trade secrets and know-how.  On May 14, 2015, after mediation ordered and supervised by the Chancery Court, PlantForm represented and agreed that all drug development and manufacturing activities of PlantForm with Fraunhofer had ceased and would not be renewed at least until after the termination of the Company’s litigation regarding similar subject matter with Fraunhofer, and all of the accrued claims between the Company and PlantForm and its President were voluntarily dismissed with prejudice.

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches by Fraunhofer of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. The Company is unable to predict the ultimate outcome of this action at this time.

On October 24, 2014, a putative class action captioned Juan Pena, Individually and on Behalf of All Others Similarly Situated v. iBio, Inc. and Robert B. Kay was filed in the United States District Court for the District of Delaware. The action alleged that the Company and its Chief Executive Officer made certain statements in violation of federal securities laws and sought an unspecified amount of damages. On February 23, 2015, the Court issued an order appointing a new lead plaintiff. On April 6, 2015, the plaintiffs filed an amended class action complaint in the same matter captioned Vamsi Andavarapu, Individually And On Behalf Of All Others Situated v. iBio, Inc., Robert B. Kay, and Robert Erwin. The action alleged that the Company, its Chief Executive Officer, and its President made certain statements in violation of federal securities laws and sought an unspecified amount of damages. On May 6, 2015, the Company, Mr. Kay, and Mr. Erwin filed a motion to dismiss the amended class action complaint. On September 15, 2015, after voluntary mediation, the Plaintiffs and the Company reached an agreement-in-principle to settle the action.  The terms of the settlement are subject to preliminary and final approval by the Court.  The Company expects that the settlement will be approved by the Court and funded by the Company’s insurance carrier.

Item 4. Mine Safety Disclosures.

Not applicable.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE MKT under the trading symbol “IBIO.”

The following table sets forth the high and low sale prices for our common stock during the years ended June 30, 2015 and 2014 as reported by the NYSE MKT. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low
Year ended June 30, 2015:
First Quarter	$0.75	$0.39
Second Quarter	$3.21	$0.61
Third Quarter	$1.06	$0.42
Fourth Quarter	$1.07	$0.74

Year ended June 30, 2014:
First Quarter	$0.62	$0.42
Second Quarter	$0.45	$0.29
Third Quarter	$0.68	$0.35
Fourth Quarter	$0.52	$0.36

Holders

As of October 5, 2015, there were 108 holders of record of our common stock.

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

Overview

We are a biotechnology company focused on commercializing our proprietary platform technologies, iBioLaunch™ and iBioModulator™, and developing select product candidates based upon these platforms. iBioLaunch is a proprietary, transformative platform technology for development and production of biologics using transient gene expression in hydroponically grown, unmodified green plants.  iBioModulator is a proprietary technology platform that is designed to improve the potency and duration of effect of both prophylactic and therapeutic vaccines produced with any recombinant expression technology including iBioLaunch.

Stated simply, iBioLaunch harnesses the natural protein production capability that plants use to sustain their own growth, and directs it instead to produce proteins that comprise the active pharmaceutical ingredients in vaccines and biopharmaceuticals. The platform’s ability to produce a wide array of biologics is evidenced by, among other things, our validated pipeline of iBioLaunch-produced product candidates. The iBio pipeline includes products against fibrotic diseases, vaccines, enzyme replacements, monoclonal antibodies, and recombinant versions of marketed products that are currently derived from human blood plasma.

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

In addition to the clinical development of these vaccine candidates, Bio-Manguinhos/FioCruz, or FioCruz, a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil, is sponsoring the development an iBioLaunch-produced yellow fever vaccine to replace the vaccine it currently makes in chicken eggs for the populations of Brazil and more than 20 other nations. These advances are occurring subsequent to the demonstration of safety of iBioLaunch-produced vaccine candidates against each of the H1N1 “Swine” flu virus and the H5N1 avian flu virus in successfully completed Phase 1 clinical trials.

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

Our near-term focus is to realize two key objectives: (1) the establishment of additional business arrangements pursuant to which commercial, government and not-for-profit licensees will utilize iBioLaunch and iBioModulator in connection with the production and development of therapeutic proteins and vaccine products; and (2) the further development of select product candidates based upon or enhanced by our technology platforms. These objectives are the core components of our strategy to commercialize the proprietary technology we have developed and validated.

Our strategy to engage in partnering and out-licensing of our technology platforms seeks to preserve the opportunity for iBio to share in the successful development and commercialization of product candidates by our licensees while enhancing our own capital and financial resources for development, alone or through commercial alliances with others, of high-potential product candidates based upon our platforms. In addition to financial resources we may receive in connection with the license of our platform technologies, we believe that successful development by third party licensees of iBioLaunch-derived and iBioModulator-enhanced product candidates will further validate our technology, increase awareness of the advantages that may be realized by the use of such platforms and promote broader adoption of our technologies by additional third parties.

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

Results of Operations

Revenue

Gross revenue for 2015 and 2014 was approximately $1.85 million and $205,000, respectively.

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

Research and Development Expenses

Research and development expenses for 2015 were $3.5 million. Research and development expenses for 2014 were approximately ($150,000). However, research and development expenses for 2014 included (i) a credit of $1.04 million resulting from the reversal of expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013 and (ii) the reversal of expenses totaling $1.007 million incurred during 2013 as the result of the Amendment discussed above. Adjusting for this, research and development spending was approximately $1.9 million for 2014, an increase of approximately $1.6 million. The increase was primarily related to the modifications to the work plan described above.

General and Administrative Expenses

General and administrative expenses for 2015 were approximately $5.0 million, as compared to approximately $4.2 million for 2014. However, general and administrative expenses for the prior year included (i) a credit of $700,000 resulting from the reversal of royalty expenses accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013 and (ii) the write-off of an accounts receivable of $1.007 million recorded in 2013 as a result of the Amendment discussed above. Adjusting for this, general and administrative spending was approximately $3.9 million for 2014, an increase in the current period of approximately $1.1 million over the adjusted results of 2014. The increase is attributable primarily to legal fees. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company.

Other Income (Expense)

Other income for 2015 was approximately $41,000, as compared to other income of approximately $174,000 for 2014. However, other income for the prior period included a credit of $122,000 resulting from the reversal in interest expense accrued through June 30, 2013 under the TTA prior to the Settlement Agreement with Fraunhofer completed in September 2013. Adjusting for this, other income was approximately $52,000 for the prior period.

Liquidity and Capital Resources

As of June 30, 2015, we had cash of $9.5 million as compared to $3.6 million as of June 30, 2014.

Net Cash Used in Operating Activities

Net cash used in operating activities was $4.7 million. The decrease in cash was primarily attributable to funding the loss for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $215,000. Cash used in investing activities was attributable to additions to intangible assets of $202,000 and purchases of fixed assets for iBio Brazil of $13,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10.9 million. Aspire Capital purchased 8,768,806 shares of common stock for $10 million pursuant to the terms of the common stock purchase agreement entered into with Aspire Capital on August 25, 2014 (the “2014 Aspire Purchase Agreement”), fulfilling its commitment under the 2014 Aspire Purchase Agreement. In addition, the Company issued 1,663,000 shares of common stock for the exercise of warrants and received proceeds of approximately $867,000.

On May 15, 2015, the Company entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital described under Item 1. Business – Overview – Recent Business Highlights, pursuant to which the Company has the option to require Aspire Capital to purchase up to an aggregate of $15.0 million of shares of its common stock upon and subject to the terms of the 2015 Aspire Purchase Agreement. As of the date of the filing of this report, Aspire Capital has not purchased any shares under 2015 Aspire Purchase Agreement.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of June 30, 2015, our accumulated deficit was approximately $47.8 million, and we used approximately $4.7 million of cash for operating activities for the year ended June 30, 2015. As of June 30, 2015, cash on hand of approximately $9.5 million is expected to support the Company’s activities through June 30, 2016.

We have historically financed our activities through the sale of common stock and warrants. We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity and other securities and through proceeds realized in connection with license and collaboration arrangements.

On August 25, 2014, we entered into the 2014 Aspire Purchase Agreement with Aspire Capital, pursuant to which the Company had the option to require Aspire Capital to purchase up to $10 million of its common stock upon and subject to the terms of the agreement over a two-year period. As of April 28, 2015, Aspire Capital fulfilled its commitment to purchase $10.0 million of the Company’s common stock under the 2014 Aspire Purchase Agreement. On May 15, 2015, the Company entered into a new common stock purchase agreement with Aspire Capital (the “2015 Aspire Purchase Agreement”), pursuant to which the Company has the option to require Aspire Capital to purchase up to $15 million of its common stock, upon and subject to the terms of the agreement, over a three-year term. Despite the receipt of these proceeds, we may still need additional capital to fully implement our business, operating and development plans for periods beyond June 30, 2016.

On November 20, 2014, we filed with the Securities and Exchange Commission a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the Securities and Exchange Commission on December 2, 2014. This registration statement allows us, from time to time, to offer and sell shares of common stock, shares of preferred stock, debt securities, units comprised of shares of common stock, preferred stock, debt securities and warrants in any combination, and warrants to purchase common stock, preferred stock, debt securities and/or units, up to a maximum aggregate amount of $100 million of such securities. On May 29, 2015, we filed a prospectus supplement to the Registration Statement registering $15.0 million of our common stock that we may issue and sell to Aspire Capital from time to time pursuant to the 2015 Aspire Purchase Agreement, together with the 450,000 Commitment Shares issued to Aspire Capital in consideration for entering into the 2015 Aspire Purchase Agreement. We currently have no other firm agreements with any third parties for the sale of our securities pursuant to this registration statement. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2015, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our financial statements are presented in accordance with accounting principles that are generally accepted in the U.S. (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2015 have been taken into consideration in preparing the financial statements. The preparation financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our financial statements.

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

Item 8. Financial Statements and Supplementary Data.

Financial statements and notes thereto appear on pages F-1 to F-22 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)         Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of June 30, 2015. Based on that evaluation, our Executive Chairman and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

(b)         Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has performed an assessment of the effectiveness of iBio’s internal control over financial reporting as of June 30, 2015 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2015.

/s/Robert B. Kay	/s/Mark Giannone
Robert B. Kay	Mark Giannone
Executive Chairman	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and
Principal Accounting Officer)

October 13, 2015	October 13, 2015

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The name, age, years of service on our board of directors, principal occupation and business experience and certain other information for each of our directors as of October 5, 2015 is set forth below:

Name	Age	Years of Service on our Board of Directors
Robert B. Kay	75	Director since August 2008
Glenn Chang	67	Director since August 2008
Arthur Elliott, Ph.D.	79	Director since October 2010
Seymour Flug.	80	Director since December 2012
General (Ret.) James T. Hill	69	Director since August 2008
John D. McKey, Jr.	72	Director since August 2008
Philip K. Russell, M.D.	83	Director since March 2010

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

EXECUTIVE OFFICERS

The following table sets forth the names, ages and biographical information of our executive officers as of October 5, 2015:

Name	Age	Position Held With Us
Robert B. Kay	75	Executive Chairman and Chief Executive Officer
Robert L. Erwin	62	President
Mark Giannone	58	Chief Financial Officer
Terence Ryan, Ph.D.	60	Chief Scientific Officer

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

In carrying out its responsibilities, our board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of our First Amended and Restated Bylaws. Suggestions for candidates to be evaluated by the Nominating Committee must be sent to Secretary, iBio, Inc., 600 Madison Avenue, Suite 1601, New York, NY 10022-1737.

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

Board Leadership Structure and Role in Risk Oversight

Our chief executive officer also serves as the executive chairman of our board of directors. We do not have a lead independent director. Our executive chairman, when present, presides over all meetings of our board. We believe this leadership structure is appropriate for our Company at this time because (1) of our size, (2) of the size of our board, (3) our chief executive officer is responsible for our day-to-day operation and implementing our strategy, and (4) discussion of developments in our business and financial condition and results of operations are important parts of the discussion at meetings of our board of directors and it makes sense for our chief executive officer to chair those discussions.

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

Meetings of the Board of Directors and Committees

During the fiscal year ended June 30, 2015, the board of directors held four meetings in person or by telephone and acted by unanimous written consent on one occasion and the Audit Committee held four meetings in person or by telephone. No meetings in person or by telephone were held and no actions were taken by either the Nominating Committee or Compensation Committee as matters addressable by such committees were considered and approved by the full board. Between meetings, members of the board of the directors are provided with information regarding our operations and are consulted on an informal basis with respect to pending business. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the total number of meetings of the committees on which such director serves. All of our directors attended our 2014 Annual Meeting of Stockholders.

Although we do not have a policy with regard to board members’ attendance at our annual meetings of stockholders, all of the directors are encouraged to attend such meetings.

Stockholder Communications with the Board of Directors

Interested parties may communicate with the board or specific members of the board, including the independent directors and the members of the Audit Committee, by submitting correspondence addressed to the Board of Directors of iBio, Inc. c/o any specified individual director or directors at 600 Madison Avenue, Suite 1601, New York, New York 10022-1737. Any such correspondence will be forwarded to the indicated directors.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except the following report was not filed on a timely  basis: a Statement of Changes in Beneficial Ownership on Form 4 filed by Carl DeSantis reporting the disposition of 53,130 shares of our common stock on September 15, 2014, which was filed on September 18, 2014.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our principal executive officer, principal financial officer and our two other most highly compensated executive officers who were serving as executive officers at June 30, 2015, the end of our last completed fiscal year. We refer to the executive officers identified in this table as our “named executive officers.”

Name and Principal Position	Fiscal Year	Salary		Bonus	Option Awards (1)	Total
Robert B. Kay	2015	$309,735		$0	$238,961	$548,696
Executive Chairman	2014	300,000		0	132,281	432,281

Scott Kain	2015	0		0	0	0
Chief Financial Officer	2014	125,000	(2)	0	0	125,000

Mark Giannone	2015	48,000		0	21,263	69,263
Chief Financial Officer	2014	22,000	(3)	0	51,155	73,155

Robert Erwin	2015	230,000		0	238,261	468,261
President	2014	230,000		0	132,281	362,281

Terence E. Ryan, Ph.D.	2015	200,000		0	0	200,000
Chief Scientific Officer	2014	200,000		0	0	200,000

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

(2)	Mr. Kain’s employment ended November 30, 2013.

(3)	Mr. Giannone’s employment commenced December 5, 2013

Outstanding Equity Awards at Fiscal Year-Ending June 30, 2015

The following table shows information regarding unexercised stock options held by our named executive officers as of June 30, 2015.

Name	Unexercised Options	Exercise Price	Expiration Date	Market Value (1)
Robert Kay (2)	250,000	$0.20	2/13/19	$187,500
Robert Kay (2)	250,000	$0.66	8/10/19	$72,500
Robert Kay (4)	300,000	$1.73	8/16/20	$-
Robert Kay (3)	500,000	$3.07	12/30/20	$-
Robert Kay (3)	500,000	$3.07	12/30/20	$-
Robert Kay (4)	300,000	$1.96	10/21/21	$-
Robert Kay (4)	300,000	$1.10	7/24/22	$-
Robert Kay (4)	300,000	$0.50	7/16/23	$135,000
Robert Kay (5)	600,000	$1.00	9/5/24	$-
Robert Erwin (2)	250,000	$0.20	2/13/19	$187,500
Robert Erwin (2)	250,000	$0.66	8/10/19	$72,500
Robert Erwin (2)	300,000	$1.73	8/16/20	$-
Robert Erwin (4)	300,000	$1.96	10/21/21	$-
Robert Erwin (4)	300,000	$1.10	7/24/22	$-
Robert Erwin (4)	300,000	$0.50	7/16/23	$135,000
Robert Erwin (5)	600,000	$1.00	9/5/24	$-
Terence Ryan (6)	100,000	$1.38	7/14/20	$-
Terence Ryan (6)	100,000	$1.96	10/21/21	$-
Mark Giannone (5)	100,000	$0.58	1/24/24	$37,000
Mark Giannone (5)	50,000	$0.49	9/5/24	$23,000

(1)	The market value for each award is based upon the closing stock price of $0.95 per share of common stock on June 30, 2015, less the exercise price of the option.

(2)	Options vested in five equal annual installments on the anniversary date of grant. Options fully vested as of July 31, 2015.

(3)	Options vested in three annual installments on the anniversary of the grant. Options fully vested as of July 31, 2015.

(4)	Options vest in five equal annual installments on the anniversary date of grant.

(5)	Options vest in three equal annual installments on the anniversary date of grant.

(6)	Options vested in three equal annual installments on the anniversary date of grant. Options fully vested as of July 31, 2015.

Employment Agreements

As of June 30, 2015, we did not have any employment contracts or other similar agreements or arrangements with any of our named executive officers.

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

Director Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for services to the Company during the fiscal year ended June 30, 2015:

Director Compensation	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total
General James T. Hill	$25,000	$25,516	$50,516
Glenn Chang	10,000	25,516	35,516
John D. McKey	10,000	25,516	35,516
Philip K. Russell	10,000	25,516	35,516
Arthur Elliot	10,000	25,516	35,516
Seymour Flug	10,000	25,516	35,516

	75,000	153,096	228,096

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

(2)	The aggregate number of stock options outstanding for each non-employee director was as follows: Gen. Hill 390,000, Mr. Chang 390,000, Mr. McKey 490,000, Dr. Russell 300,000, Dr. Elliott 300,000, and Mr. Flug 180,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of October 5, 2015:

•	each person who is known by us to be the beneficial owner of 5% or more of our outstanding common stock;
•	each of our directors including our chief executive officer;
•	each of our other named executive officers; and
•	all of our current executive officers and directors as a group.

Except as otherwise noted in the footnotes below, to our knowledge, each of the persons named in this table has sole voting and investment power with respect to the securities indicated as beneficially owned.

	Number of		Percent of
	Shares		Shares
Name and Address of Beneficial Owner(1)	Beneficially		Beneficially
5% Stockholders	Owned (2)		Owned(2)

Eastern Capital Limited	23,744,000	(3)	30.0%
E. Gerald Kay	5,945,695	(4)	7.7%
Carl DeSantis	5,014,873	(5)	6.5%

Directors

Robert B. Kay	3,570,962	(6)	4.5%
Glenn Chang	342,150	(7)	0.4%
Arthur Y. Elliott, Ph.D.	240,000	(8)	0.3%
John McKey, Jr.	916,558	(9)	1.2%
Seymour Flug	100,000	(8)	0.1%
General James T. Hill	345,000	(10)	0.4%
Philip K. Russell, M.D.	240,000	(8)	0.3%

Other Executive Officers

Robert L. Erwin	1,540,000	(8)	2.0%
Terence E. Ryan, Ph.D.	200,000	(8)	0.3%
Mark Giannone	72,834	(11)	0.1%

All current directors and executive officers as a group (10 persons)	7,567,504	(12)	9.1%

(1)	The address of Eastern Capital Limited (“Eastern”) is Box 31363, Grand Cayman, E9 KY1 1206. The address of E. Gerald Kay is c/o Integrated BioPharma, Inc., 225 Long Avenue, Box 278, Hillside, New Jersey 07205. The address of Carl DeSantis is c/o CDS International Holdings, Inc., 3299 NW 2nd Avenue, Boca Raton, FL 33431. The address of each of our directors and executive officers is c/o iBio, Inc., 600 Madison Avenue, Suite 1601, New York, New York 10022-1737.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of our common stock. On October 5, 2015, there were 77,325,410 shares of common stock outstanding. Shares of common stock issuable under warrants or stock options that are exercisable within 60 days after October 5, 2015 are deemed outstanding and are included for purposes of computing the number of shares owned and percentage ownership of the person holding the warrants or option but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Consists of 21,960,000 shares of common stock and warrants to purchase 1,784,000 shares of common stock held by Eastern. This information is based solely on information set forth in a Schedule 13D/A Amendment No. 4 filed with the SEC on May 28, 2015 by Eastern, Portfolio Services Ltd. and Kenneth B. Dart.

(4)	Consists of 5,945,695 shares of common stock. This information is based solely on information set for forth in a Schedule 13D filed with the SEC on June 13, 2013 by E. Gerald Kay and EGK, LLC. The number of shares of common stock beneficially owned by these entities may have changed since the filing of the Schedule 13D.

(5)	Consists of 5,014,873 shares of common stock. This information is based solely on information set forth in a Schedule 13D/A Amendment No. 3 filed with the SEC on November 18, 2014 by Carl DeSantis, the DeSantis Revocable Trust, and CD Financial LLC.

(6)	Includes (i) 211,333 shares of common stock, (ii) 819,629 shares of common stock held by EVJ LLC, of which Mr. Kay is the manager, and (iii) 2,540,000 shares of common stock underlying vested stock options held by Mr. Kay.

(7)	Includes 330,000 shares of common stock underlying vested stock options.

(8)	All shares listed are shares of common stock underlying vested stock options

(9)	Includes 430,000 shares of common stock underlying vested stock options

(10)	Includes 330,000 shares of common stock underlying vested stock options.

(11)	Includes 50,000 shares of common stock underlying vested stock options.

(12)	Includes 6,000,000 shares of common stock underlying vested stock options.

Equity Compensation Plans

The following table provides information regarding the status of the Plan at June 30, 2015:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the previous columns)
Equity compensation plan approved by stockholders	9,523,334	$1.22	5,476,666

Equity compensation plans not approved by stockholders	—	—	—

Total	9,523,334	$1.22	5,476,666

Item 13. Certain Relationships and Related Transactions and Director Independence\.

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

Research and Development Services Vendor

In January 2012, the Company entered into an agreement with a vendor in which iBio’s President is a minority stockholder. The vendor performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The transaction has been conducted on an arm’s length basis at market terms. The accounts payable balance includes amounts due this vendor of approximately $153,000 and $38,000 at June 30, 2015 and 2014, respectively. Research and development expenses related to this vendor were approximately $995,000 and $527,000 for the years ended June 30, 2015 and 2014, respectively

Operating Lease with Minority Stockholder

Effective January 1, 2015, the Company is leasing office space on a month-to-month basis from an entity owned by a minority stockholder of the Company for approximately $2,000 per month.

Fraunhofer - Shared Employee

From July 1, 2011 through February 29, 2012, the Company employed as our Chief Scientific Officer an executive of Fraunhofer Center for Molecular Biology (“Fraunhofer”). As of March 1, 2012, the Fraunhofer executive ceased to be an employee of the Company and became a consultant pursuant to an agreement with the Company, with the title and role of Chief Scientific Advisor to the Company. The agreement was terminable at will by either party and provided that during its term stock options previously granted when the executive was an employee would continue to vest. On October 17, 2014, the Company terminated the agreement for cause and all of the options were cancelled.

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

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to us by CohnReznick LLP:

	For the Year Ended June 30,
	2015	2014
Audit Fees	$88,357	$103,475
Audit-related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$88,357	$103,475

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Exhibits and Index

(1)	A list of the financial statements filed as part of this report is set forth in the index to financial statements at page F-1 and is incorporated herein by reference.

(2)	An index of exhibits incorporated by reference or filed with this Report is provided below:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (1)
3.3	First Amended and Restated Bylaws of the Company (2)
4.1	Form of Common Stock Certificate (3)
4.2	Form of Investor Warrant (2010) (4)
4.3	Form of Common Stock Purchase Warrant (2012) (5)
4.4	Form of Common Stock Purchase Warrant (2013) (6)
4.5	Form of Registration Rights Agreement (2010) (4)
4.6	Registration Rights Agreement, dated August 25, 2014, between the Company and Aspire Capital Fund, LLC (7)
4.7	Registration Rights Agreement, dated May 15, 2015, between the Company and Aspire Capital Fund LLC (8)
10.1	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (9)
10.2	Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (10)+
10.3	Common Stock Purchase Agreement, dated August 25, 2014 between the Company and Aspire Capital Fund, LLC (7)
10.4	Common Stock Purchase Agreement, dated May 15, 2015 between the Company and Aspire Capital Fund, LLC (8)
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on July 11, 2008 (Commission File No. 000-53125).
(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010 (Commission File No. 000-53125).
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 10, 2012 (Commission File No. 001-35023).
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2013 (Commission File No. 001-35023).
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2014 (Commission File No. 001-35023).
(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015 (Commission File No. 001-35023).
(9)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on June 18, 2008 Commission File No. 000-53125).
(10)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 30, 2013 (Commission File No. 001-35023).
*	Filed herewith.
+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBio, Inc.
(Registrant)

Dated: October 13, 2015	/s/Robert B. Kay
Robert B. Kay
Executive Chairman
(Principal Executive Officer)

Dated: October 13, 2015	/s/Mark Giannone
Mark Giannone
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Robert B. Kay	Executive Chairman	October 13, 2015
Robert B. Kay	(Principal Executive Officer)

/s/Mark Giannone	Chief Financial Officer	October 13, 2015
Mark Giannone	(Principal Financial Officer and
Principal Accounting Officer)

/s/Glenn Chang	Director	October 13, 2015
Glenn Chang

/s/Arthur Y. Elliott	Director	October 13, 2015
Arthur Y. Elliott, Ph.D.

/s/Seymour Flug	Director	October 13, 2015
Seymour Flug

/s/James T. Hill	Director	October 13, 2015
General James T. Hill, USA (Retired)

/s/John D. McKey, Jr.	Director	October 13, 2015
John D. McKey, Jr.

/s/Philip K. Russell	Director	October 13, 2015
Philip K. Russell, M.D.

iBio, Inc.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of iBio, Inc.

We have audited the accompanying consolidated balance sheets of iBio, Inc. and Subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iBio, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Eatontown, New Jersey
October 13, 2015

iBio, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30, 2015	June 30, 2014

Assets
Current assets:
Cash	$9,494	$3,590
Accounts receivable – trade	445	205
Prepaid expenses and other current assets	182	118
Total current assets	10,121	3,913

Fixed assets, net of accumulated depreciation	13	6
Intangible assets, net of accumulated amortization	2,360	2,575
Total Assets	$12,494	$6,494

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (related party of $153 and $38 as of June 30, 2015 and 2014, respectively)	$1,104	$297
Accrued expenses	159	98
Total Liabilities	1,263	395

Commitments and Contingencies

Stockholders' Equity
Preferred stock - no par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized; 77,205,410 and 65,642,095 shares issued and outstanding at June 30, 2015 and 2014, respectively	77	66
Additional paid-in capital	59,006	47,235
Accumulated other comprehensive loss	(25)	-
Accumulated deficit	(47,827)	(41,202)
Total Stockholders' Equity	11,231	6,099

Total Liabilities and Stockholders' Equity	$12,494	$6,494

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, except per share amounts)

	Years Ended
	June 30,
	2015	2014

Revenues	$1,851	$205

Operating expenses:
Research and development (related party of $995 and $527)	3,495	1,898
Research and development - effect of Settlement Agreement (Note 8)	-	(1,041)
Research and development - effect of amendment to Collaboration and License Agreement (Note 8)	-	(1,007)
General and administrative	5,022	3,888
General and administrative - effect of Settlement Agreement (Note 8)	-	(700)
General and administrative - effect of amendment to Collaboration and License Agreement (Note 8)	-	1,007
Total operating expenses	8,517	4,045

Operating loss	(6,666)	(3,840)

Other income (expense):
Interest income	9	8
Interest expense - effect of Settlement Agreement (Note 8)	-	122
Royalty income	32	42
Other income (expenses)	-	3
Loss on disposal of fixed assets	-	(1)

Total other income	41	174

Net loss	$(6,625)	$(3,666)
Comprehensive loss:
Net loss	$(6,625)	$(3,666)
Other comprehensive loss-foreign currency translation adjustments	(25)	-

Comprehensive loss	$(6,650)	$(3,666)

Loss per common share - basic and diluted	$(0.09)	$(0.06)

Weighted-average common shares outstanding - basic and diluted	71,495	62,968

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2015 and 2014

(In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total

Balance as of July 1, 2013	-	$-	56,692	$57	$42,547	$-	$(37,536)	$5,068

Common stock issued for warrant exercises	-	-	7,750	8	3,092	-	-	3,100

Common stock issued for private placement	-	-	1,200	1	479	-	-	480

Cost to raise capital	-	-	-	-	(29)	-	-	(29)

Share-based compensation	-	-	-	-	1,075	-	-	1,075

Expiration of warrants	-	-	-	-	71	-	-	71

Net loss	-	-	-	-	-	-	(3,666)	(3,666)

Balance as of June 30, 2014	-	$-	65,642	$66	$47,235	$-	$(41,202)	$6,099

Balance as of July 1, 2014	-	$-	65,642	$66	$47,235	$-	$(41,202)	$6,099

Sale of common stock	-	-	8,769	9	9,991	-	-	10,000

Commitment fee	-	-	1,132	1	-	-	-	1

Exercises of warrants	-	-	1,663	1	866	-	-	867

Share-based compensation	-	-	-	-	914	-	-	914

Foreign currency adjustment	-	-	-	-	-	(25)	-	(25)

Net loss	-	-	-	-	-	-	(6,625)	(6,625)

Balance as of June 30, 2015	-	$-	77,206	$77	$59,006	$(25)	$(47,827)	$11,231

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(6,625)	$(3,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect of Settlement Agreement	-	(1,863)
Share-based compensation	914	1,075
Amortization of intangible assets	358	358
Depreciation	5	3
Loss on disposal of fixed assets	-	1
Loss on abandonment of intangible assets	48	56
Changes in operating assets and liabilities
Accounts receivable – trade	(240)	(205)
Prepaid expenses and other current assets	(64)	97
Accounts payable	806	56
Accrued expenses	73	(28)

Net cash used in operating activities	(4,725)	(4,116)

Cash flows from investing activities:
Additions to intangible assets	(202)	(255)
Purchases of fixed assets	(13)	(4)

Net cash used in investing activities	(215)	(259)

Cash flows from financing activities:
Proceeds from sale of common stock	10,000	480
Proceeds from exercise of warrants	867	3,100
Costs to raise capital	-	(29)

Net cash provided by financing activities	10,867	3,551

Effect of exchange rate changes	(23)	-

Net increase in cash	5,904	(824)
Cash - beginning of year	3,590	4,414
Cash - end of year	$9,494	$3,590

Schedule of non-cash activities:
Reversal of accrued warrants	$-	$71
Unpaid intangible assets included in accounts payable	$-	$12
Unpaid intangible assets included in accrued expenses	$(12)	$20
Effect of amendment to Collaboration and License Agreement on accounts receivable and accounts payable	$-	$1,007

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Business

iBio, Inc. and Subsidiaries (“iBio” or the “Company”) is a biotechnology company focused on the commercialization of its proprietary plant-based protein expression technologies - the iBioLaunch™ platform for vaccines and therapeutic proteins and the iBioModulator™ platform for vaccine enhancement – and on developing and commercializing select biopharmaceutical product candidates. The advantages of iBio’s technology include the ability to manufacture therapeutic proteins that are difficult or commercially infeasible to produce with conventional methods, and reduced production time, capital and operating costs for biopharmaceuticals. iBio was established as a public company in August 2008 as the result of a spinoff from Integrated BioPharma, Inc. The Company operates in one business segment under the direction of its Executive Chairman. The Company has two wholly-owned subsidiaries, iBioDefense Biologics LLC (“iBioDefense”), a Delaware limited liability company formed in July 2013 to explore development and commercialization of defense-specific applications of the Company’s proprietary technology, and iBio Peptide Therapeutics LLC, a Delaware limited liability company formed in November 2013. Both of these subsidiaries are dormant. Additionally the Company has a 99% interest in a subsidiary organized in Brazil, iBIO DO BRASIL BIOFARMACÊUTICA LTDA. (“iBio Brazil”), to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with Fundacao Oswaldo Cruz/FioCruz (“FioCruz”) beyond the current Yellow Fever Vaccine program (see Note 8) and development of biosimilar products with private sector participants for the Brazilian market. iBio Brazil commenced operations during the first quarter of the fiscal year ended June 30, 2015.

2.	Basis of Presentation

Liquidity

The Company’s primary sources of liquidity are cash on hand and cash available from the sale of common stock of the Company. At this time, cash flows from operating activities represent net outflows for operating expenses and expenses for technology and product development. As of June 30, 2015, the Company had $9.5 million in cash on hand which is expected to support the Company’s activities through June 30, 2016.

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of June 30, 2015, the Company’s accumulated deficit was $47.8 million, and it had cash used in operating activities of $4.7 million and $4.1 million for the years ended June 30, 2015 and 2014, respectively. The Company has historically financed its activities through the sale of common stock and warrants. Through June 30, 2015, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, its proprietary candidates for treatment of fibrotic diseases, advancing its intellectual property, and general and administrative activities. On August 25, 2014, the Company entered into a stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to which the Company had the option to require Aspire Capital to purchase up to $10 million of its common stock upon and subject to the terms of the agreement over a two-year period. As of June 30, 2015, the Company sold 8,768,806 shares to Aspire pursuant to the stock purchase agreement and received proceeds of $10,000,000 therefrom. As of April 28, 2015, Aspire Capital fulfilled its commitment to purchase $10.0 million of the Company’s common stock under the agreement. On May 15, 2015, the Company entered into a new common stock purchase agreement with Aspire Capital pursuant to which the Company has the option to require Aspire Capital, subject to the terms of the agreement, to purchase up to $15 million of its common stock, upon and, over a three-year term.

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

The Company’s financial statements were prepared under the assumption that the Company will continue as a going concern. If the Company is unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and the Company may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for its technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize; or d) possibly cease operations.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management's estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At June 30, 2015 and 2014, the Company determined that an allowance for doubtful accounts was not needed.

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally three to five years.

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the years ended June 30, 2015 and 2014.

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

There are no options or warrants of the Company presently outstanding that require accounting as a derivative liability.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Deferred revenue represents billings to a customer to whom the services have not yet been provided.

Foreign Currency

The Company accounts for foreign currency translation pursuant to FASB ASC 830, “Foreign Currency Matters”. The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2015 and 2014. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended June 30, 2015 and 2014.

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

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2017 including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from U.S.GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted.  The Company is currently evaluating the effects of adopting ASU 2015-01 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03") as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The FASB received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, "Elements of Financial Statements," which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2015-03 if and when it is deemed to be applicable.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

5.	Financial Instruments and Fair Value Measurement

The carrying values of cash, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company’s consolidated balance sheets approximated their fair values as of June 30, 2015 and 2014 due to their short-term nature.

6.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2015	June 30, 2014
Other prepaid expenses	$165	$110
Other current assets	17	8
Total prepaid expenses and other current assets	$182	$118

7.	Intangible Assets

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

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30, 2015	June 30, 2014
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,181	2,068
	5,281	5,168
Intellectual property – accumulated amortization	(1,776)	(1,621)
Patents – accumulated amortization	(1,145)	(972)
	(2,921)	(2,593)
Net intangible assets	$2,360	$2,575

Amortization expense, included in general and administrative expenses, was approximately $358,000 for each of the years ended June 30, 2015 and 2014, respectively. In addition, for the years ended June 30, 2015 and 2014, the Company incurred losses on the abandonment of patents of approximately $48,000 and $56,000, respectively. The weighted-average remaining life for intellectual property and patents at June 30, 2015 was approximately 8.5 years and 6.8 years, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ending June 30,
2016	$353
2017	337
2018	319
2019	289
2020	256
Thereafter	806
Total	$2,360

8.	Significant Vendor

Fraunhofer was the Company’s most significant vendor. The accounts payable balance includes amounts due Fraunhofer of approximately $445,000 and $205,000 as of June 30, 2015 and 2014, respectively. For the years ended June 30, 2015 and 2014, research and development expenses related to Fraunhofer were approximately $1.85 million and $0.8 million, respectively. See Note 16 – Commitments and Contingencies.

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

The effect of the Settlement Agreement was the elimination of approximately $1.7 million of accrued expenses and $1.2 million of accounts payable from the Company’s books, as well as a $1 million reduction in prepaid expenses and an approximately $1.9 million positive impact on earnings resulting from the reversal of expenses incurred by the Company under the terms of the previous agreement. This $1.9 million is composed of credits of $1.04 million to research and development expenses, $0.7 million to general and administrative expenses, and $122,000 to interest expense, respectively.

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

For the years ended June 30, 2015 and 2014, under the Amended Agreement, the Company recognized revenue of $1,851,000 and $205,000, respectively, for work performed for FioCruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work.

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov, Fraunhofer's Executive Director. See Note 16 - Lawsuits for additional information.

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2015	June 30, 2014
Stock exchange fees	$65	$-
Salaries and benefits	39	32
Other accrued expenses	55	66
Total accrued expenses	$159	$98

10.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of June 30, 2015 and 2014, there were no shares of preferred stock issued and outstanding.

Common Stock

As of June 30, 2013, the Company was authorized to issue up to 100 million shares of common stock.   On December 18, 2013, the Company amended its certificate of incorporation and increased the number of authorized shares of common stock to 175 million. As of June 30, 2015, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 6.6 million shares of common stock for the exercise of warrants.

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

Aspire Capital – 2014 Facility

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

Aspire Capital purchased 8,768,806 shares of common stock for $10,000,000 pursuant to the terms of the purchase agreement, fulfilling its commitment to purchase $10.0 million of the Company’s common stock under the agreement.

Aspire Capital – 2015 Facility

On May 15, 2015, the Company entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital, pursuant to which the Company has the option to require Aspire Capital to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock (the “Purchase Shares”) upon and subject to the terms of the 2015 Aspire Purchase Agreement. In consideration for entering into the purchase agreement, Aspire Capital received a commitment fee of 450,000 shares (the “Commitment Shares”).

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

The number of Purchase Shares covered by and timing of each Purchase Notice or VWAP Purchase Notice are determined at the Company’s discretion. The aggregate number of shares that the Company can sell to Aspire Capital under the 2015 Aspire Purchase Agreement may in no case exceed 15,343,406 shares of our common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the 2015 Aspire Purchase Agreement, including the 450,000 Commitment Shares issued to Aspire Capital in consideration for entering into the 2015 Aspire Purchase Agreement) (the “Exchange Cap”), unless (i) shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.99% of the Company’s common stock.

The 2015 Aspire Purchase Agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. Sales under the 2015 Aspire Purchase Agreement could commence only after certain conditions were satisfied (the date on which all requisite conditions have been satisfied being referred to as the “Commencement Date”), which conditions included the delivery to Aspire Capital of a prospectus supplement covering the Commitment Shares and the Purchase Shares, approval for listing on NYSE MKT of the Purchase Shares and the Commitment Shares, the issuance of the Commitment Shares to Aspire Capital, and the receipt by Aspire Capital of a customary opinion of counsel and other certificates and closing documents. Either party had the option to terminate the 2015 Aspire Purchase Agreement in the event the Commencement Date had not occurred by July 1, 2015. The 2015 Aspire Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost or penalty.

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

In connection with the 2015 Aspire Purchase Agreement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire Capital, dated May 15, 2015. The Registration Rights Agreement provides, among other things, a requirement to register the sale of the Commitment Shares and the Purchase Shares to Aspire Capital pursuant to the Company’s existing shelf registration statement (the “Registration Statement”). The Company further agreed to keep the Registration Statement effective and to indemnify Aspire Capital for certain liabilities in connection with the sale of the Securities under the terms of the Registration Rights Agreement.

No shares have been sold under the 2015 Facility as of the date of the filing of this report.

Exercises of Warrants

During the year ended June 30, 2015, the Company issued 1,636,000 shares of common stock for the exercise of warrants and received proceeds of approximately $867,000. In addition, during the year the Company issued 26,691 shares of common stock for the cashless exercise of 75,000 warrants.

During the period from July 1, 2015 to the date of the filing of this report, the Company issued 120,000 shares of common stock for the exercise of warrants and received proceeds of approximately $64,000.

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units.

The following table summarizes all warrant activity for the years ended June 30, 2015 and 2014:

	Warrants	Weighted- average Exercise Price
Outstanding as of July 1, 2013	25,395,940	$1.23
Exercised	(7,750,000)	$0.40
Expired	(8,876,029)	$1.18
Outstanding as of June 30, 2014	8,769,911	$1.38
Exercised	(1,711,000)	$0.51
Expired	(425,587)	$0.66
Outstanding as of June 30, 2015	6,633,324	$1.63

Exercisable as of June 30, 2015	6,633,324	$1.63

During the year ended June 30, 2015, the Company issued 1,636,000 shares of common stock for the exercise of warrants and received proceeds of approximately $867,000. In addition, the Company issued 26,691 shares of common stock for the cashless exercise of 75,000 warrants.

12.	Earnings (Loss) Per Common Share

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

	Years ended June 30,
	2015	2014
Basic and diluted numerator:

Net loss	$(6,625)	$(3,666)

Basic and diluted denominator:

Weighted-average common shares outstanding	71,495	62,968

Per Share Amount	$(0.09)	$(0.06)

For the years ended June 30, 2015 and 2014, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of June 30, 2015, shares issuable which could potentially dilute future earnings included approximately 9.5 million stock options and 6.6 million warrants.   As of June 30, 2014, shares issuable which could potentially dilute future earnings included approximately 8.5 million stock options and 8.8 million warrants.

13.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Operations (in thousands):

	Year Ended June 30,
	2015	2014
Research and development	$-	$97
General and administrative	914	978
Totals	$914	$1,075

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million. As of June 30, 2015, there were approximately 6.7 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

Issuances of stock options during the year ended June 30, 2015 were as follows:

On September 5, 2014, the Company granted stock options to members of the Board of Directors, officers and employees to purchase 1.64 million shares of common stock. These options vest ratably on the anniversary of the date of grant over a three year service period, expire ten years from the date of grant, and have a weighted-average exercise price of $0.86 per share.

On November 20, 2014, the Company granted stock options to a consultant to purchase 100,000 shares of common stock. These options vest over a three year service period, expire four years from the date of grant, and have an exercise price of $1.15 per share.

On October 17, 2014, a consulting agreement dated March 1, 2012 with a former employee was terminated for cause. As a result, 500,000 options with an exercise price of $0.87 were cancelled.

Issuances of stock options during the year ended June 30, 2014 were as follows:

During the year ended June 30, 2014, the Company granted stock options to members of the Board of Directors and officers to purchase 1,060,000 shares of common stock. These options vest ratably on the anniversary of the date of grant over a three to five year service period, expire ten years from the date of grant, and have an exercise price of $0.51 per share.

During the year ended June 30, 2014, the Company granted stock options to employees to purchase 730,000 shares of common stock. These options vest ratably on the anniversary of the date of grant over a two to three year service period, expire ten years from the date of grant, and have a weighted-average exercise price of $0.41 per share.

On August 14, 2013, the Company granted stock options to a consultant to purchase 200,000 shares of common stock. These options vested based on defined performance goals, expired ten years from the date of grant, and had an exercise price of $0.47 per share. The options were cancelled in January/February 2015.

Issuances of stock options for the period from July 1, 2015 to the date of the filing of this report were as follows:

On September 4, 2015, the Company granted stock options to members of the Board of Directors, officers and employees to purchase 2.55 million shares of common stock. These options vest ratably on the anniversary of the date of grant over a three to five year service period, expire ten years from the date of grant, and have an exercise price of $1.72 per share.

The following table summarizes all stock option activity during the years ended June 30, 2015 and 2014:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2013	6,760,000	$1.45	7.5	$161
Granted	1,990,000	$0.47
Forfeited/expired	(266,666)	$0.62
Outstanding as of June 30, 2014	8,483,334	$1.25	7.0	$179
Granted	1,740,000	$0.88
Forfeited/expired	(700,000)	$0.75
Outstanding as of June 30, 2015	9,523,334	$1.22	6.6	$1,848
As of June 30, 2015 vested and expected to vest	9,499,292	$1.22	6.6	$1,836

Exercisable as of June 30, 2015	6,156,677	$1.42	5.6	$1,105

The total fair value of stock options that vested during both of the years ended June 30, 2015 and 2014 was approximately, $0.9 million and $1.1 million, respectively. As of June 30, 2015, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 1.9 years.

The weighted-average grant date fair value of stock options granted during the years ended June 30, 2015 and 2014 was $0.43 and $0.40 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

	2015	2014
Risk-free interest rate	1.3% - 2.3%	2.3% - 2.7%
Dividend yield	0%	0%
Volatility	96.7% - 113.9%	97.4% - 100.6%
Expected term (in years)	4 - 9	9

In November and December 2011, the Board of Directors modified the cancellation provision of previously issued options, permitting an option holder, upon termination without cause, to exercise the vested portion of an option post-termination for up to ten years after the grant date (the life of the option). Option awards granted in the current period also include this provision. Effective September 30, 2011, the Company ceased using the simplified method for share-based compensation expense and now estimates the expected term for each award to approximate its contractual term. The Company determined the effect of the modification to be approximately $633,000, based upon the difference in the fair market value of the options immediately before and after the modification occurred. For the year ended June 30, 2014, the Company recorded modification charges to research and development and to general and administrative expenses of approximately $14,000.

14.	Related Party Transactions

Research and Development Services Vendor

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The accounts payable balance includes amounts due to Novici of approximately $153,000 and $38,000 at June 30, 2015 and 2014, respectively. Research and development expenses related to Novici were approximately $995,000 and $527,000 for the years ended June 30, 2015 and 2014, respectively.

Operating Lease with Minority Stockholder

Effective January 1, 2015, the Company is leasing office space on a month-to-month basis from an entity owned by a minority stockholder of the Company for approximately $2,000 per month.

15.	Income Taxes

The components of net loss consist of the following (in thousands):

	For the Years Ended June 30,
	2015	2014
United States	$(6,532)	$(3,666)
Brazil	(93)	-
Total	$(6,625)	$(3,666)

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	For the Years Ended June 30,
	2015	2014
Current – Federal, state and foreign	$-	$-
Deferred – Federal	(2,299)	(1,267)
Deferred – State	(377)	(215)
Deferred – Foreign	(12)	-
Total	(2,688)	(1,482)
Change in valuation allowance	2,688	1,482
Income tax expense	$-	$-

The Company has deferred income taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,
	2015	2014
Deferred tax assets (liabilities):
Net operating loss	$14,213	$11,954
Share-based compensation	3,992	3,626
Research and development tax credits	890	764
Intangible assets	(188)	(122)
Vacation accrual and other	16	13
Valuation allowance	(18,923)	(16,235)
Total	$-	$-

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

U.S. Federal and state net operating losses of approximately $37.2 million and $21.6 million, respectively, are available to the Company as of June 30, 2015 and will expire at various dates through 2035. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company pursuant to Internal Revenue Code Section 382, though the Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. The Company has a research and development credit carryforward of approximately $890,000 at June 30, 2015. In addition, the Company has foreign net operating losses totaling approximately $70,000 with no expiration date.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended June 30,
	2015	2014
Statutory federal income tax rate	34%	34%
State (net of federal benefit)	6%	6%
Research and development tax credit	1%	1%
Change in valuation allowance	(41)%	(41)%
Effective income tax rate	-%	-%

The Company has not been audited in connection with income taxes. iBio files U.S. Federal and state income tax returns subject to varying statutes of limitations. The 2010 through 2014 tax returns generally remain open to examination by U.S. Federal and state tax authorities. In addition, the 2014 Brazilian federal tax return remains open to examination by Brazil Federal tax authorities.

16.	Commitments and Contingencies

Under the terms of the Settlement Agreement described in Note 8 – Significant Vendor above, the Company undertook to engage Fraunhofer for at least $3 million in work requested and directed by iBio before December 31, 2015. Effective January 31, 2014, the Company terminated a $1.5 million research services agreement with Fraunhofer after having engaged Fraunhofer to perform $0.5 million in research and development services.

On June 12, 2014, FioCruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) to create a new research and development plan for the development of a recombinant yellow fever vaccine providing revised reporting, objectives, estimated budget, and project billing process. Under the CLA and bilateral agreement between iBio and Fraunhofer dated December 27, 2010, Fraunhofer, which has been engaged to act as the Company's subcontractor for performance of research and development services for the new research and development plan, will bill FioCruz directly on behalf of the Company at the rates, amounts and times provided in the Amended Agreement, and the proceeds of such billings and only the proceeds will be paid to Fraunhofer for its services so the Company's expense is equal to its revenue and no profit is recognized for these activities under the Amended Agreement. For the year ended June 30, 2015, $2.1 million in research and development services have been performed by Fraunhofer for the Company pursuant to the amended CLA. As of June 30, 2015, the total engagement of Fraunhofer for work requested by iBio is $2.7 million.

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

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. Under the CLA and bilateral agreement between iBio and Fraunhofer dated December 27, 2010, Fraunhofer, the Company’s subcontractor for performance of research and development services, bills Fiocruz directly on behalf of the Company at the rates, amounts and times provided in the Amended Agreement, and the proceeds of such billings and only the proceeds are paid to Fraunhofer for its services, so the Company's expense is equal to its revenue and no profit is recognized for these activities under the Amended Agreement . See Note 8 – Significant Vendor for additional information.

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

Lawsuits

On October 22, 2014, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against PlantForm Corporation (“PlantForm”) and PlantForm’s president seeking equitable relief and damages based upon PlantForm’s interference with several contracts between the Company and Fraunhofer USA’s Center for Molecular Biotechnology unit (“Fraunhofer”) and one of the Company’s consultants and misappropriating the Company’s intellectual property including trade secrets and know-how.  On May 14, 2015, after mediation ordered and supervised by the Chancery Court, PlantForm represented and agreed that all drug development and manufacturing activities of PlantForm with Fraunhofer had ceased and would not be renewed at least until after the termination of the Company’s litigation regarding similar subject matter with Fraunhofer, and all of the accrued claims between the Company and PlantForm and its President were voluntarily dismissed with prejudice.

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches by Fraunhofer of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. The Company is unable to predict the ultimate outcome of this action at this time.

On October 24, 2014, a putative class action captioned Juan Pena, Individually and on Behalf of All Others Similarly Situated v. iBio, Inc. and Robert B. Kay was filed in the United States District Court for the District of Delaware. The action alleged that the Company and its Chief Executive Officer made certain statements in violation of federal securities laws and sought an unspecified amount of damages. On February 23, 2015, the Court issued an order appointing a new lead plaintiff. On April 6, 2015, the plaintiffs filed an amended class action complaint in the same matter captioned Vamsi Andavarapu, Individually And On Behalf Of All Others Situated v. iBio, Inc., Robert B. Kay, and Robert Erwin. The action alleged that the Company, its Chief Executive Officer, and its President made certain statements in violation of Federal securities laws and sought an unspecified amount of damages. On May 6, 2015, the Company, Mr. Kay, and Mr. Erwin filed a motion to dismiss the amended class action complaint. On September 15, 2015, after voluntary mediation, the Plaintiffs and the Company reached an agreement-in-principle to settle the action.  The terms of the settlement are subject to preliminary and final approval by the Court.  The Company expects that the settlement will be approved by the Court and funded by the Company’s insurance carrier.

17.	Segment Reporting

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

Year ended June 30, 2015	iBio	iBio Brazil	Total

Net revenues	$1,851	$-	$1,851
Research and development expenses	3,495	-	3,495
General and administrative expenses	4,929	93	5,022
Operating loss	(6,573)	(93)	(6,666)
Total assets	12,448	46	12,494

