Form 10-Q
period 2015-09-30
iBio, Inc.
filed 2015-11-13
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-35023

iBio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2797813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Madison Avenue, Suite 1601, New York, NY	10022
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Shares of Common Stock outstanding as of November 13, 2015:           77,325,410

iBio, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	September 30, 2015	June 30, 2015
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$8,384	$9,494
Accounts receivable - trade	480	445
Accounts receivable - unbilled	126	-
Prepaid expenses and other current assets	90	182
Total Current Assets	9,080	10,121

Fixed assets, net of accumulated depreciation	10	13
Intangible assets, net of accumulated amortization	2,284	2,360
Total Assets	$11,374	$12,494

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (related party of $95 and $153 as of September 30, 2015 and June 30, 2015, respectively)	$1,271	$1,104
Accrued expenses	294	159
Total Liabilities	1,565	1,263

Commitments and Contingencies
Stockholders' Equity
Preferred stock - no par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized; 77,325,410 and 77,205,410 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	77	77
Additional paid-in capital	59,398	59,006
Accumulated other comprehensive loss	(34)	(25)
Accumulated deficit	(49,632)	(47,827)
Total Stockholders' Equity	9,809	11,231
Total Liabilities and Stockholders' Equity	$11,374	$12,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; In Thousands, except per share amounts)

	Three Months Ended
	September 30,
	2015	2014
Revenues	$160	$819

Operating expenses:
Research and development (related party of $227 and $222)	551	1,185
General and administrative	1,422	1,050
Total operating expenses	1,973	2,235

Operating loss	(1,813)	(1,416)

Other income:
Interest income	2	1
Royalty income	6	5

Total other income	8	6

Net loss	$(1,805)	$(1,410)

Comprehensive loss:
Net loss	$(1,805)	$(1,410)
Other comprehensive loss - foreign currency translation adjustments	(9)	(3)

Comprehensive loss	$(1,814)	$(1,413)

Loss per common share – basic and diluted	$(0.02)	$(0.02)

Weighted-average common shares outstanding – basic and diluted	77,307	65,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited; In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balance as of July 1, 2015	77,206	$77	$59,006	$(25)	$(47,827)	$11,231

Exercise of warrants	120	-	63	-	-	63

Share-based compensation	-	-	329	-	-	329

Foreign currency adjustment	-	-	-	(9)	-	(9)

Net loss	-	-	-	-	(1,805)	(1,805)

Balance as of September 30, 2015	77,326	$77	$59,398	$(34)	$(49,632)	$9,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Three Months Ended
	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,805)	$(1,410)
Adjustments to reconcile net loss to net cash used in operating activities:

Share-based compensation	329	253
Amortization of intangible assets	91	88
Depreciation	1	1
Changes in operating assets and liabilities:
Accounts receivable - trade	(34)	205
Accounts receivable - unbilled	(126)	(555)
Prepaid expenses and other current assets	90	38
Accounts payable	171	200
Accrued expenses	136	610

Net cash used in operating activities	(1,147)	(570)

Cash flows from investing activities:
Additions to intangible assets	(18)	(17)
Purchases of fixed assets	-	(14)

Net cash used in investing activities	(18)	(31)

Cash flows from financing activities:
Proceeds from exercise of warrants	63	-
Capital contribution and commitment fee	-	500

Net cash provided by financing activities	63	500

Effect of exchange rate changes	(8)	(3)

Net decrease in cash	(1,110)	(104)
Cash - beginning of period	9,494	3,590
Cash - end of period	$8,384	$3,486

Schedule of non-cash activities:
Unpaid intangible assets included in accounts payable	$-	$20
Unpaid intangible assets included in accrued expenses	$(3)	$(8)

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

2.    Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, from which the accompanying condensed balance sheet dated June 30, 2015 was derived.

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

Liquidity

The Company’s primary sources of liquidity are cash on hand and cash available from the sale of common stock of the Company. At this time, cash flows from operating activities represent net outflows for operating expenses and expenses for technology and product development. As of September 30, 2015, the Company had $8.4 million in cash on hand which is expected to support the Company’s activities through September 30, 2016.

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of September 30, 2015, the Company’s accumulated deficit was $49.6 million, and it had cash used in operating activities of $1.1 million for the three months ended September 30, 2015. The Company has historically financed its activities through the sale of common stock and warrants. Through September 30, 2015, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, its proprietary candidates for treatment of fibrotic diseases, advancing its intellectual property, and general and administrative activities. On May 15, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to which the Company has the option to require Aspire Capital, upon and subject the terms of the agreement, to purchase up to $15 million of its common stock, over a three-year term.

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

3.    Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of the Notes to Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2015.

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

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

4.    Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2015 and June 30, 2015 due to their short-term nature.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the three months ended September 30, 2015 and 2014.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	September 30, 2015 (Unaudited)	June 30, 2015
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,196	2,181
	5,296	5,281
Intellectual property – accumulated amortization	(1,815)	(1,776)
Patents – accumulated amortization	(1,197)	(1,145)
	(3,012)	(2,921)
Net intangible assets	$2,284	$2,360

Amortization expense was approximately $91,000 and $88,000 for the three months ended September 30, 2015 and 2014, respectively.

6.    Significant Vendor

Fraunhofer was the Company’s most significant vendor. The accounts payable balance includes amounts due Fraunhofer of approximately $605,000 and $445,000 as of September 30, 2015 and June 30, 2015, respectively. For the three months ended September 30, 2015 and 2014, research and development expenses related to Fraunhofer were approximately $160,000 and $819,000, respectively. See Note 12 – Commitments and Contingencies.

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

On June 12, 2014, FioCruz, Fraunhofer and iBio executed an amendment to the Agreement (the “Amended Agreement”) which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. For the three months ended September 30, 2015 and 2014, under the Amended Agreement, the Company recognized revenue of $160,000 and $819,000, respectively, for work performed for FioCruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work.

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov, Fraunhofer's Executive Director. See Note 12 - Lawsuits for additional information.

7.    Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of September 30, 2015 and June 30, 2015, there were no shares of preferred stock issued and outstanding.

Common Stock

The Company is authorized to issue up to 175 million shares of common stock, of which approximately 77.3 million shares were issued and outstanding. As of September 30, 2015, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 6.0 million shares of common stock for the exercise of warrants.

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

In connection with the 2015 Aspire Purchase Agreement, the Company also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire Capital, dated May 15, 2015. The Registration Rights Agreement provides, among other things, a requirement to register the sale of the Commitment Shares and the Purchase Shares to Aspire Capital pursuant to the Company’s existing shelf registration statement (the “Registration Statement”). The Company further agreed to keep the Registration Statement effective and to indemnify Aspire Capital for certain liabilities in connection with the sale of the Securities under the terms of the Registration Rights Agreement. On May 29, 2015, the Company filed a prospectus supplement to the Company’s existing Registration Statement on Form S-3, registering $15.0 million of the Company’s common stock that it may issue and sell to Aspire Capital from time to time pursuant to the 2015 Aspire Purchase Agreement, together with the 450,000 Commitment Shares issued to Aspire Capital in consideration for entering into the 2015 Aspire Purchase Agreement.

No shares have been sold under the 2015 Facility as of the date of the filing of this report.

Exercise of Warrants

During the period from July 1, 2015 to September 30, 2015, the Company issued 120,000 shares of common stock for the exercise of warrants and received proceeds of approximately $63,000.

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units.

The following table summarizes all warrant activity for the three months ended September 30, 2015:

	Warrants	Weighted- average Exercise Price
Outstanding as of July 1, 2015	6,633,324	$1.63
Exercised	(120,000)	0.53
Expired	(500,000)	1.10
Outstanding and exercisable as of September 30, 2015	6,013,324	$1.70

8.    Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) allocated to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of calculating diluted earnings (loss) per common share, the denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and warrants using the treasury stock method. The following table summarizes the components of the earnings (loss) per common share calculation (in thousands, except per share amounts):

	Three Months ended September 30,
	2015	2014
Basic and diluted numerator:

Net loss	$(1,805)	$(1,410)

Basic and diluted denominator:

Weighted-average common shares outstanding	77,307	65,859

Per Share Amount	$(0.02)	$(0.02)

For the three months ended September 30, 2015 and 2014, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of September 30, 2015, shares issuable which could potentially dilute future earnings included approximately 12.1 million stock options and 6.0 million warrants.   As of September 30, 2014, shares issuable which could potentially dilute future earnings included approximately 10.1 million stock options and 8.3 million warrants.

 9.         Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2015	2014
Research and development	$5	$20
General and administrative	324	233
Total	$329	$253

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million. As of September 30, 2015, there were approximately 2.9 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

During the three months ended September 30, 2015, the Company granted stock options to members of the Board of Directors, officers and employees to purchase 2.55 million shares of common stock. These options vest ratably on the anniversary of the date of grant over a three to five year service period, expire ten years from the date of grant, and have an exercise price of $1.72 per share.

The following table summarizes all stock option activity during the three months ended September 30, 2015:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2015	9,523,334	$1.22	6.6	$1,848
Granted	2,550,000	1.72
Outstanding as of September 30, 2015	12,073,334	$1.32	7.1	$822
Vested and, as of September 30, 2015, expected to vest	11,998,520	$1.32	7.1	$818

Exercisable as of September 30, 2015	7,101,692	$1.36	5.7	$579

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2015 was $0.63 per share. As of September 30, 2015, there was approximately $2.4 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.4 years.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.13%
Dividend yield	0%
Volatility	112.17%
Expected term (in years)	9

10. Related Party Transactions

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The accounts payable balance includes amounts due to Novici of approximately $95,000 and $153,000 as of September 30, 2015 and June 30, 2015, respectively. Research and development expenses related to Novici were approximately $227,000 and $222,000 for the three months ended September 30, 2015 and 2014, respectively.

Operating Lease with Minority Stockholder

Effective January 1, 2015, the Company is leasing office space on a month-to-month basis from an entity owned by a minority stockholder of the Company for approximately $2,000 per month.

11. Income Taxes

The Company recorded no income tax expense for the three months ended September 30, 2015 and 2014 because the estimated annual effective tax rate was zero. As of September 30, 2015, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

On June 12, 2014, FioCruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) to create a new research and development plan for the development of a recombinant yellow fever vaccine providing revised reporting, objectives, estimated budget, and project billing process. Under the CLA and bilateral agreement between iBio and Fraunhofer dated December 27, 2010, Fraunhofer, which has been engaged to act as the Company's subcontractor for performance of research and development services for the new research and development plan, will bill FioCruz directly on behalf of the Company at the rates, amounts and times provided in the Amended Agreement, and the proceeds of such billings and only the proceeds will be paid to Fraunhofer for its services so the Company's expense is equal to its revenue and no profit is recognized for these activities under the Amended Agreement. For the year ended June 30, 2015, $2.1 million in research and development services have been performed by Fraunhofer for the Company pursuant to the amended CLA. As of September 30, 2015, the total engagement of Fraunhofer for work requested by iBio is $2.9 million. See Note 6 - Significant Vendor for additional information.

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

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches by Fraunhofer of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. Fraunhofer has moved to dismiss the complaint. The Court, at the Company’s request, has ordered that discovery may proceed. The Company is unable to predict the ultimate outcome of this action at this time.

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

Three months ended September 30, 2015	iBio	iBio Brazil	Total

Net revenues	$160	$-	$160
Research and development expenses	551	-	551
General and administrative expenses	1,416	6	1,422
Operating loss	(1,807)	(6)	(1,813)

Three months ended September 30, 2014	iBio	iBio Brazil	Total

Net revenues	$819	$-	$819
Research and development expenses	1,185	-	1,185
General and administrative expenses	1,029	21	1,050
Operating loss	(1,395)	(21)	(1,416)

Total Assets for the Business Segments	iBio	iBio Brazil	Total

September 30, 2015 (unaudited)	$11,344	$30	$11,374
June 30, 2015	12,448	46	12,494

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2015. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “may”, “plan”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated or expected. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our estimates as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so.

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

Results of Operations - Comparison of Three Months ended September 30, 2015 (“2015”) versus September 30, 2014 (“2014”)

Revenue

Gross revenue for 2015 and 2014 was approximately $160,000 and $819,000, respectively, a decrease of approximately $659,000.

Revenue has been attributable to technology services provided to Bio-Manguinhos/FioCruz (“FioCruz”) in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engaged Fraunhofer USA Inc. ("Fraunhofer") as a subcontractor to perform the services required. During 2013, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by the Company in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer. In June 2014, the Company, FioCruz and Fraunhofer amended their Collaboration and License Agreement reflecting the agreed modifications to the work plan and work was resumed by Fraunhofer for the Company to continue development of a yellow fever vaccine using the Company’s iBioLaunch ™ technology. In 2015, revenue was lower due to changes in technology services performed pursuant to the agreement with FioCruz.

Research and development expenses

Research and development expenses for 2015 and 2014 were $551,000 and $1.2 million, respectively, a decrease of approximately $634,000. The decrease was primarily related to the modifications to the work plan described above. In 2015, expenses were lower also due to changes in the laboratory work performed reflective of progress in the research.

General and administrative expenses

General and administrative expenses for 2015 and 2014 were approximately $1.4 million and $1.1 million, respectively, an increase of approximately $372,000. The increase is attributable primarily to legal fees. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company.

Other income

Other income for 2015 and 2014 was approximately $8,000 and $6,000, respectively. Other income consists of interest and royalty income.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $8.4 million as compared to $9.5 million as of June 30, 2015.

Net Cash Used in Operating Activities

Operating activities used $1.1 million in cash for the three months ended September 30, 2015. The decrease in cash was primarily attributable to funding the loss for the period.

Net Cash Used in Investing Activities

For the three months ended September 30, 2015, net cash used in investing activities was approximately $18,000. Cash used in investing activities was attributable to additions to intangible assets.

Net Cash Provided by Financing Activities

For the three months ended September 30, 2015, net cash provided by financing activities was $63,000, which represented the issuance of 120,000 shares of common stock for the exercise of warrants.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of September 30, 2015, our accumulated deficit was approximately $49.6 million, and we used approximately $1.1 million of cash for operating activities for the three months ended September 30, 2015. As of September 30, 2015, cash on hand of approximately $8.4 million is expected to support the Company’s activities through September 30, 2016.

We have historically financed our activities through the sale of common stock and warrants. We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity and other securities and through proceeds realized in connection with license and collaboration arrangements.

On May 15, 2015, we entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (referred to below as “Aspire Capital”) pursuant to which we have the option to require Aspire Capital to purchase up to an aggregate of $15.0 million of shares of our common stock (the “Purchase Shares”) upon and subject to the terms of the 2015 Aspire Purchase Agreement.  In consideration for entering into the purchase agreement, Aspire Capital received a commitment fee of 450,000 shares (the “Commitment Shares”).

On any business day after the Commencement Date (as defined below) and over the 36-month term of the 2015 Aspire Purchase Agreement, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 200,000 Purchase Shares per business day; however, no sale pursuant to such a Purchase Notice may exceed five hundred thousand dollars ($500,000) per business day, unless we and Aspire Capital mutually agree. We and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 2,000,000 Purchase Shares per business day. The purchase price per Purchase Share pursuant to such Purchase Notice (the “Purchase Price”) is the lower of (i) the lowest sale price for our common stock on the date of sale or (ii) the average of the three lowest closing sale prices for our common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The applicable Purchase Price will be determined prior to delivery of any Purchase Notice.

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

Our net proceeds will depend on the Purchase Price, the VWAP Purchase Price and the frequency of our sales of Purchase Shares to Aspire Capital; subject to the maximum $15.0 million available amount. Our delivery of Purchase Notices and VWAP Purchase Notices will be made subject to market conditions, in light of our capital needs from time to time. We expect to use proceeds from sales of Purchase Shares for general corporate purposes and working capital requirements.

In connection with the 2015 Aspire Purchase Agreement, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Aspire Capital, dated May 15, 2015. The Registration Rights Agreement provides, among other things, a requirement to register the sale of the Commitment Shares and the Purchase Shares to Aspire Capital pursuant to the Company’s existing shelf registration statement on Form S-3 (the “Registration Statement”) described below. We further agreed to keep the Registration Statement effective and to indemnify Aspire Capital for certain liabilities in connection with the sale of the Securities under the terms of the Registration Rights Agreement.

No shares have been sold under the 2015 Aspire Purchase Agreement as of the date of the filing of this report. Despite the proceeds that we may receive pursuant to the 2015 Aspire Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond September 30, 2016.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2015, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2015 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2015. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches by Fraunhofer of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. Fraunhofer has moved to dismiss the complaint. The Court, at the Company’s request, has ordered that discovery may proceed. The Company is unable to predict the ultimate outcome of this action at this time.

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

Item 6. Exhibits.

Exhibit Number

3.1	Certificate of Incorporation of the Company (1)
3.2	First Amended and Restated Bylaws of the Company (2)
4.1	Registration Rights Agreement, dated May 15, 2015, between the Company and Aspire Capital Fund, LLC (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015 (Commission File No. 001-35023).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: November 13, 2015	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman

Date: November 13, 2015	/s/ Mark Giannone
Mark Giannone
Chief Financial Officer