Form 10-Q
period 2015-12-31
iBio, Inc.
filed 2016-02-22
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Shares of Common Stock outstanding as of February 19, 2016:           82,609,410

  iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	December 31, 2015	June 30, 2015
	(Unaudited)	(See Note 2)

Assets
Current assets:
Cash	$6,732	$9,494
Accounts receivable - trade	202	445
Accounts receivable - unbilled	15	-
Prepaid expenses and other current assets	252	182
Total current assets	7,201	10,121

Fixed assets, net of accumulated depreciation	14	13
Intangible assets, net of accumulated amortization	2,201	2,360
Total Assets	$9,416	$12,494

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (related party of $178 and $153 as of December 31, 2015
and June 30, 2015, respectively)	$1,334	$1,104
Accrued expenses	188	159
Deferred revenue	16	-
Total Liabilities	1,538	1,263

Commitments and Contingencies

Stockholders' Equity
Preferred stock - no par value; 1,000,000 shares authorized; no shares
issued and outstanding	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized;
77,325,410 and 77,205,410 shares issued and outstanding as of
December 31, 2015 and June 30, 2015, respectively	77	77
Additional paid-in capital	59,712	59,006
Accumulated other comprehensive loss	(33)	(25)
Accumulated deficit	(51,878)	(47,827)
Total Stockholders' Equity	7,878	11,231

Total Liabilities and Stockholders' Equity	$9,416	$12,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenues	$134	$367	$294	$1,186
Operating expenses:
Research and development (related party of $252, $258, $478 and $480)	704	731	1,255	1,916
General and administrative (related party of $78, 0, $78, 0)	1,684	1,302	3,106	2,352
Total operating expenses	2,388	2,033	4,361	4,268
Operating loss	(2,254)	(1,666)	(4,067)	(3,082)
Other income:
Interest income	2	3	4	4
Royalty income	6	10	12	15
Total other income	8	13	16	19
Net loss	$(2,246)	$(1,653)	$(4,051)	$(3,063)
Comprehensive loss:
Net loss	$(2,246)	$(1,653)	$(4,051)	$(3,063)
Other comprehensive income (loss)	1	(11)	(8)	(14)
Comprehensive loss	$(2,245)	$(1,664)	$(4,059)	$(3,077)
Loss per common share - basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.04)
Weighted-average common shares outstanding - basic and diluted	77,326	70,957	77,316	68,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

Six Months Ended December 31, 2015

(Unaudited; In Thousands)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total

Balance as of July 1, 2015	77,206	$77	$59,006	$(25)	$(47,827)	$11,231

Exercise of warrants	120	-	63	-	-	63

Share-based compensation	-	-	643	-	-	643

Foreign currency translation adjustments	-	-	-	(8)	-	(8)

Net loss	-	-	-	-	(4,051)	(4,051)

Balance as of December 31, 2015	77,326	$77	$59,712	$(33)	$(51,878)	$7,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Six Months Ended
	December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,051)	$(3,063)
Adjustments to reconcile net loss to net cash used
in operating activities:
Share-based compensation	643	466
Amortization of intangible assets	182	178
Depreciation	2	2
Loss on abandonment of intangible assets	17	30
Changes in operating assets and liabilities
Accounts receivable - trade	243	(379)
Accounts receivable - unbilled	(15)	(338)
Prepaid expenses and other current assets	(70)	(160)
Accounts payable	190	664
Accrued expenses	29	407
Deferred revenue	16	-
Net cash used in operating activities	(2,814)	(2,193)
Cash flows from investing activities:
Additions to intangible assets	-	(85)
Purchases of fixed assets	(5)	(15)
Net cash used in investing activities	(5)	(100)
Cash flows from financing activities:
Sale of common stock	-	5,212
Proceeds from exercise of warrants	63	867
Net cash provided by financing activities	63	6,079
Effect of exchange rate changes	(6)	(13)
Net (decrease) increase in cash	(2,762)	3,773
Cash - beginning of period	9,494	3,590
Cash - end of period	$6,732	$7,363
Schedule of non-cash activities:
Unpaid intangible assets included in accounts payable - net	$40	$23
Unpaid intangible assets included in accrued expenses - net	$-	$(12)

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

iBio was established as a public company in August 2008 as the result of a spinoff from Integrated BioPharma, Inc. The Company operates in one business segment under the direction of its Executive Chairman. The Company’s wholly-owned and majority-owned subsidiaries are as follows:

iBioDefense Biologics LLC (“iBioDefense”) – iBioDefense, a wholly-owned subsidiary, is a Delaware limited liability company formed in July 2013 to explore development and commercialization of defense-specific applications of the Company’s proprietary technology. iBioDefense has not commenced any activities to date.

iBio Peptide Therapeutics LLC (“iBio Peptide”) – iBio Peptide, a wholly-owned subsidiary, is a Delaware limited liability company formed in November 2013. iBio Peptide has not commenced any activities to date.

iBIO DO BRASIL BIOFARMACÊUTICA LTDA. (“iBio Brazil”) – iBio Brazil is a subsidiary organized in Brazil in which the Company has a 99% interest. iBio Brazil was formed to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with Fundacao Oswaldo Cruz/FioCruz (“FioCruz”) beyond the current Yellow Fever Vaccine program (see Note 6) and development of biosimilar products with private sector participants for the Brazilian market. iBio Brazil commenced operations during the first quarter of the fiscal year ended June 30, 2015.

iBio CMO LLC (“iBio CMO”) – iBio CMO is a Delaware limited liability company formed on December 16, 2015 to develop and manufacture plant-made pharmaceuticals. As of December 31, 2015, the Company owned 100% of iBio CMO. On January 13, 2016, the Company entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CMO. The Company retained a 70% interest in iBio CMO and contributed a royalty bearing license which grants iBio CMO a non-exclusive license to use the Company’s proprietary technology for research purposes and an exclusive U.S. license for manufacturing purposes. The Company retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using the Company’s technology.

iBio CMO’s operations will take place in Bryant, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a 139,000 square foot Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Affiliate granted iBio CMO a 35-year sublease for the facility (see Note 12). Commercial operations commenced in January 2016. iBio CMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases; and (3) Commercial technology transfer services.

2.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015, from which the accompanying condensed consolidated balance sheet dated June 30, 2015 was derived.

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

Liquidity

The Company’s primary sources of liquidity are cash on hand and cash available from the sale of common stock of the Company. At this time, cash flows from operating activities represent net outflows for operating expenses and expenses for technology and product development. As of December 31, 2015, the Company had $6.7 million in cash on hand and the proceeds from Eastern share purchase agreements which is expected to support the Company’s activities at least through December 31, 2016.

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2015, the Company’s accumulated deficit was $51.9 million and had used $2.8 million in cash for operating activities for the six months ended December 31, 2015. The Company has historically financed its activities through the sale of common stock and warrants. Through December 31, 2015, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, its proprietary candidates for treatment of fibrotic diseases, advancing its intellectual property, and general and administrative activities.

On May 15, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to which the Company has the option to require Aspire Capital, upon and subject to the terms of the agreement, to purchase up to $15 million of its common stock, over a three-year term. No shares have been sold under the 2015 Facility as of the date of the filing of this report. See Note 7 for a further description of the agreement.

Coincident with the entry into the iBio CMO joint venture, Eastern agreed to acquire 10 million shares of the Company’s common stock at $0.622 per share. The closing for the sale of 3,500,000 of such shares occurred on January 25, 2016. The issuance of the remaining 6,500,000 shares is subject to the approval of the Company’s stockholders. In addition, Eastern agreed to, and on January 25, 2016 did, exercise warrants it previously acquired to purchase 1,784,000 shares of the Company’s common stock at $0.53 per share. As of the date of the filing of this report, the Company has received $15 million for the capitalization of iBio CMO and approximately $3.1 million from Eastern for the acquisition of 3,500,000 shares of common stock and the exercise of the warrants. See Note 7 for a further description of the transactions.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The FASB received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2015-03 if and when it is deemed to be applicable.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).  ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 becomes effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted.  A reporting entity should apply the amendment prospectively or retrospectively. The Company is currently evaluating the effects of adopting ASU 2015-17 on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2016-01 if and when it is deemed to be applicable.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values as of December 31, 2015 and June 30, 2015 due to their short-term nature.

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

In January 2014, the Company entered into a license agreement with a U.S. university whereby iBio acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the “Licensed Technology”). The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing a New Drug Application with the FDA covering the Licensed Technology –became due on December 1, 2015. A six-month extension was granted until June 1, 2016 under the license agreement.

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the six months ended December 31, 2015 and 2014.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	December 31, 2015 (Unaudited)	June 30, 2015
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,198	2,181
	5,298	5,281
Intellectual property – accumulated amortization	(1,854)	(1,776)
Patents – accumulated amortization	(1,243)	(1,145)
	(3,097)	(2,921)
Net intangible assets	$2,201	$2,360

Amortization expense was $91,000 and $90,000 for the three months ended December 31, 2015 and 2014, respectively, and for the six months ended December 31, 2015 and 2014, amortization expense was $182,000 and $178,000, respectively. For both the three and six months ended December 31, 2015, the Company incurred losses on the abandonment of patents of approximately $17,000. For both the three and six months ended December 31, 2014, the Company incurred losses on the abandonment of patents of approximately $30,000.

6.	Significant Vendor

Fraunhofer was the Company’s most significant vendor. The accounts payable balance includes amounts due Fraunhofer of approximately $202,000 and $445,000 as of December 31, 2015 and June 30, 2015, respectively. For the three months ended December 31, 2015 and 2014, research and development expenses related to Fraunhofer were approximately $119,000 and $367,000, respectively. For the six months ended December 31, 2015 and 2014, research and development expenses related to Fraunhofer were approximately $279,000 and $1,186,000, respectively. See Note 12 – Commitments and Contingencies.

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”), the significant terms of which are as follows:

•	The Company’s liabilities to Fraunhofer in the amount of approximately $2.9 million as of June 30, 2013 were released and terminated;

•	The Company’s obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (the “Guaranteed Annual Payments”) was terminated and replaced with an undertaking to engage Fraunhofer to perform at least $3 million in work requested and as directed by iBio before December 31, 2015. See Note 12 – Commitments and Contingencies for additional information;

•	The Company terminated and released Fraunhofer from the obligation to make further financial contributions toward the enhancement, improvement and expansion of iBio’s technology in an amount at least equal to the Guaranteed Annual Payments. In addition, the Company terminated and released Fraunhofer from the obligation to further reimburse iBio for certain past and future patent-related expenses;

•	The Company’s obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $200,000 was terminated. Instead the Company will be obligated to remit royalties to Fraunhofer only on technology license revenues that iBio actually receives and on revenues from actual sales by iBio of products derived from the Company’s technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million;

•	The rate at which the Company will be obligated to pay royalties to Fraunhofer on iBioLaunch ™ and iBioModulator ™ license revenues received was reduced from 15% to 10%; and

•	Any and all other claims of each party to any other amounts due at June 30, 2013 were mutually released.

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

On January 4, 2011, the Company entered into the Collaboration and License Agreement (the “CLA”) which is a three party agreement involving the Company, Fraunhofer and FioCruz, a public entity, member of the Indirect Federal Public Administration and linked to the Health Ministry of Brazil, acting through its unit Bio-Manguinhos. The CLA provides for the development of a yellow fever vaccine to be manufactured and distributed within Latin America and Africa by FioCruz. The CLA was supplemented by a bilateral agreement between iBio and Fraunhofer dated December 27, 2010 in which the Company engaged Fraunhofer as a contractor to provide the research and development services (both, together, the “Agreement”). The services are billed to FioCruz at Fraunhofer’s cost, so revenue is equivalent to expense and there is no profit.

On June 12, 2014, FioCruz, Fraunhofer and iBio executed an amendment to the Agreement (the “Amended Agreement”) which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. For the three months ended December 31, 2015 and 2014, under the Amended Agreement, the Company recognized revenue of $119,000 and $367,000, respectively, for work performed for FioCruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work. For the six months ended December 31, 2015 and 2014, under the Amended Agreement, the Company recognized revenue of $279,000 and $1,186,000, respectively

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov, Fraunhofer’s Executive Director. See Note 12 - Lawsuits for additional information.

7.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of December 31, 2015 and June 30, 2015, there were no shares of preferred stock issued and outstanding.

Common Stock

As of December 31, 2015 and June 30, 2015, the Company was authorized to issue up to 175 million shares of common stock, of which approximately 77.3 and 77.2 million shares were issued and outstanding, respectively. As of December 31, 2015, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 6.0 million shares of common stock for the exercise of warrants.

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

Eastern – Share Purchase Agreements

On January 13, 2016, the Company entered into a share purchase agreement with Eastern pursuant to which Eastern agreed to purchase 3,500,000 shares of the Company’s common stock at a price of $0.622 per share. The Company received proceeds of $2,177,000 and the shares were issued on January 25, 2016. In addition, Eastern agreed to exercise warrants it had previously acquired to purchase 1,784,000 shares of the Company’s common stock at an exercise price of $0.53 per share. The Company received proceeds of $945,520 from the exercise of the warrants and the shares were issued on January 25, 2016.

On January 13, 2016, the Company entered into a separate share purchase agreement with Eastern pursuant to which Eastern agreed to purchase 6,500,000 shares of the Company’s common stock at a price of $0.622 per share, subject to the approval of the Company’s stockholders. The Company will seek stockholder approval of the issuance of these shares at a stockholders’ meeting to be held as promptly as practicable following the date of the agreement. Once the shares are issued, there is a three-year standstill agreement that will take effect which will restrict additional acquisitions of the Company’s common stock by Eastern and its controlled affiliates to limit its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 38%, absent the approval by a majority of the Company’s board of directors.

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units.

The following table summarizes all warrant activity for the six months ended December 31, 2015:

	Warrants	Weighted- average Exercise Price
Outstanding as of July 1, 2015	6,633,324	$1.38
Exercised	(120,000)	$0.53
Expired	(4,699,324)	$2.09
Outstanding and exercisable as of December 31, 2015	1,814,000	$0.53

Exercises of Warrants

During the period from July 1, 2015 to September 30, 2015, the Company issued 120,000 shares of common stock for the exercise of warrants and received proceeds of approximately $63,000. No warrants were exercised from October 1, 2015 to December 31, 2015.

As discussed above, in January 2016, Eastern exercised warrants to acquire 1,784,000 shares of the Company’s common stock. After such exercise, 30,000 warrants remain outstanding and exercisable.

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

	Three Months ended December 31,		Six Months ended December 31,
	2015	2014	2015	2014
Basic and diluted numerator:

Net loss	$(2,246)	$(1,653)	$(4,051)	$(3,063)

Basic and diluted denominator:

Weighted-average common shares outstanding	77,326	70,957	77,316	68,408

Per share amount	$(0.03)	$(0.02)	$(0.05)	$(0.04)

For the three and six months ended December 31, 2015 and 2014, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of December 31, 2015, shares issuable which could potentially dilute future earnings included approximately 12.1 million stock options and 1.8 million warrants.   As of December 31, 2014, shares issuable which could potentially dilute future earnings included approximately 9.7 million stock options and 6.6 million warrants.

9.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,
	2015	2014
Research and development	$4	$(20)
General and administrative	310	233
Totals	$314	$213

	Six Months Ended December 31,
	2015	2014
Research and development	$9	$-
General and administrative	634	466
Totals	$643	$466

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million. As of December 31, 2015, there were approximately 2.9 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

On September 4, 2015, the Company granted stock options to members of the Board of Directors, officers and employees to purchase 2.55 million shares of common stock. These options vest ratably on the anniversary of the date of grant over a three to five year service period, expire ten years from the date of grant, and have an exercise price of $1.72 per share.

The following table summarizes all stock option activity during the six months ended December 31, 2015:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2015	9,523,334	$1.22	6.6	$1,848
Granted	2,550,000	1.72
Outstanding as of December 31, 2015	12,073,334	$1.32	6.8	$461
Vested and, as of December 31, 2015, expected to vest	12,010,937	$1.32	6.8	$460

Exercisable as of December 31, 2015	7,413,357	$1.32	5.6	$404

The weighted-average grant date fair value of stock options granted during the six months ended December 31, 2015 was $0.63 per share. As of December 31, 2015, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.2 years.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.13%
Dividend yield	0%
Volatility	112.17%
Expected term (in years)	9

10.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The accounts payable balance includes amounts due to Novici of approximately $100,000 and $153,000 at December 31, 2015 and June 30, 2015, respectively. Research and development expenses related to Novici were approximately $252,000 and $258,000 for the three months ended December 31, 2015 and 2014, respectively, and approximately $478,000 and $480,000 for the six months ended December 31, 2015 and 2014, respectively.

Agreements with Eastern Capital Limited and its Affiliates.

As discussed above, on January 13, 2016, the Company entered into a share purchase agreement with Eastern Capital Limited (“Eastern”), a stockholder of the Company, pursuant to which Eastern agreed to purchase the 6,500,000 shares of the Company’s common stock (the “Eastern Shares”), for a purchase price of $0.622 per share (the “6.5M Purchase Agreement”), subject to the approval of the Company’s stockholders. On the same day that the Company entered into the 6.5M Purchase Agreement, it also entered into a separate share purchase agreement pursuant to which Eastern agreed to purchase 3,500,000 shares of its common stock (the “3.5M Purchase Agreement”) for a purchase price of $0.622 per share (the “3.5M Purchase Agreement” and together with the 6.5M Purchase Agreement, the “Purchase Agreements”). Stockholder approval was not required for the issuance of the 3,500,000 shares of the Company’s common stock pursuant to the 3.5M Purchase Agreement and the sale of those shares was completed on January 25, 2016. Simultaneously with the issuance of shares under the 3.5M Purchase Agreement, Eastern exercised warrants, dated April 26, 2013, which Eastern acquired previously, to purchase 1,784,000 shares of common stock for a purchase price of $0.53 per share.

Concurrently with the execution of the Purchase Agreements, iBio entered into a contract manufacturing joint venture with an affiliate of Eastern to develop and manufacture plant-made pharmaceuticals through iBio’s recently formed subsidiary, iBio CMO. The Eastern Affiliate contributed $15.0 million in cash to iBio CMO, for a 30% interest in iBio CMO. iBio retained a 70% equity interest in iBio CMO. As the majority equity holder, iBio has the right to appoint a majority of the members of the Board of Managers that manages the iBio CMO joint venture. Specified material actions by the joint venture require the consent of iBio and the Eastern Affiliate. iBio contributed to the capital of iBio CMO a royalty bearing license, which grants iBio CMO a non-exclusive license to use the iBio’s proprietary technology, including the iBioLaunch technology, for research purposes and an exclusive U.S. license for manufacturing purposes. iBio retains all other rights in its intellectual property, including the right for itself to commercialize products based on its proprietary technology or to grant licenses to others to do so.

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CMO a 35-year sublease of a Class A life sciences building in Bryan, Texas, on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. The accounts payable balance at December 31, 2015 includes amounts due to the Second Eastern Affiliate of approximately $78,000. General and administrative expenses related to Second Eastern Affiliate were approximately $78,000 for the three months and six months ended December 31, 2015. The terms of the sublease are described in Note 12.

A three year standstill agreement (the “Standstill Agreement”) that will take effect upon issuance of the Eastern Shares pursuant to the 6.5M Purchase Agreement will restrict additional acquisitions of iBio common stock by Eastern and its controlled affiliates to limit its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 38%, absent approval by a majority of the Company’s Board of Directors.

Operating Lease with Minority Stockholder

Effective January 1, 2015, the Company is leasing office space on a month-to-month basis from an entity owned by a minority stockholder of the Company for approximately $2,000 per month.

11.	Income Taxes

The Company recorded no income tax expense for the six months ended December 31, 2015 and 2014 because the estimated annual effective tax rate was zero. As of December 31, 2015, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

12.	Commitments and Contingencies

Agreements

Under the terms of the Settlement Agreement described in Note 6 – Significant Vendor, the Company undertook to engage Fraunhofer for at least $3 million in work requested and directed by iBio before December 31, 2015. Effective January 31, 2014, the Company terminated a $1.5 million research services agreement with Fraunhofer after having engaged Fraunhofer to perform $0.5 million in research and development services.

On June 12, 2014, FioCruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) to create a new research and development plan for the development of a recombinant yellow fever vaccine providing revised reporting, objectives, estimated budget, and project billing process. Under the CLA and bilateral agreement between iBio and Fraunhofer dated December 27, 2010, Fraunhofer, which has been engaged to act as the Company’s subcontractor for performance of research and development services for the new research and development plan, will bill FioCruz directly on behalf of the Company at the rates, amounts and times provided in the Amended Agreement, and the proceeds of such billings and only the proceeds will be paid to Fraunhofer for its services so the Company’s expense is equal to its revenue and no profit is recognized for these activities under the Amended Agreement. For the year ended June 30, 2015, $2.1 million in research and development services were performed by Fraunhofer for the Company pursuant to the amended CLA. As of December 31, 2015, the total engagement of Fraunhofer for work requested by iBio is $3.0 million. See Note 6 - Significant Vendor for additional information. In addition to the foregoing, the Company sought to engage Fraunhofer for substantial additional other work, but Fraunhofer did not respond to the Company’s requests for proposals for such work

Under the terms of the TTA (described in Note 6 – Significant Vendor) and for a period of 15 years: 1) the Company shall pay Fraunhofer one percent (1%) of all receipts derived by the Company from sales of products produced utilizing the Technology and ten percent (10%) of all receipts derived by the Company from licensing the Technology to third parties. The Company will be obligated to remit royalties to Fraunhofer only on technology license revenues that iBio actually receives and on revenues from actual sales by iBio of products derived from the Company’s technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million. All new intellectual property invented by Fraunhofer during the period of the TTA is owned by and is required to be transferred to iBio.

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

On December 30, 2013, the Company entered into a Project Agreement with the Medical University of South Carolina (“MUSC”) providing for the performance of research and development services by MUSC related to peptides for the treatment of fibrosis. The agreement requires the Company to make payments totaling $78,000 through December 1, 2014 and provides the Company with certain intellectual property rights. Effective September 1, 2014, the Company and MUSC executed an Amendment to the agreement. The Amendment extended the term of the agreement to December 31, 2015 and increased the total payments due MUSC from the Company by $161,754. The parties have orally agreed to further extend the Project Agreement through December 31, 2016 with total payments in 2016 not to exceed 2015 payments, and are confirming the extension in a written amendment.

New Lease

As discussed above, iBio CMO is leasing its facility in Bryant, Texas from the Second Affiliate under a 35-year sublease. iBio CMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CMO and the Second Affiliate granting iBio CMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CMO and the Second Affiliate (the “sublease”). The 35-year term of the sublease may be extended by iBio CMO for a ten year period, so long as iBio CMO is not in default under the sublease. Under the sublease, iBio CMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index. The base rent under the Second Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. In addition to the base rent, iBio CMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. iBio CMO is responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the sublease.

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

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches by Fraunhofer of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. Briefing has been completed on a motion to dismiss filed by Fraunhofer in lieu of filing an answer to the complaint. Fraunhofer also has moved for a protective order in connection with certain discovery served by iBio. At the Court’s suggestion, the parties have agreed to brief, before the Court decides the motion for protective order, their respective positions on the scope of iBio’s rights under the parties’ agreements. The Company is unable to predict the ultimate outcome of this action at this time.

On October 24, 2014, a putative class action captioned Juan Pena, Individually and on Behalf of All Others Similarly Situated v. iBio, Inc. and Robert B. Kay was filed in the United States District Court for the District of Delaware. The action alleged that the Company and its Chief Executive Officer made certain statements in violation of federal securities laws and sought an unspecified amount of damages. On February 23, 2015, the Court issued an order appointing a new lead plaintiff. On April 6, 2015, the plaintiffs filed an amended class action complaint in the same matter captioned Vamsi Andavarapu, Individually And On Behalf Of All Others Situated v. iBio, Inc., Robert B. Kay, and Robert Erwin. The action alleged that the Company, its Chief Executive Officer, and its President made certain statements in violation of federal securities laws and sought an unspecified amount of damages. On May 6, 2015, the Company, Mr. Kay, and Mr. Erwin filed a motion to dismiss the amended class action complaint. On September 15, 2015, after voluntary mediation, the Plaintiffs and the Company reached an agreement-in-principle to settle the action.  On December 16, 2015, the Plaintiffs and the Company entered a Stipulation and Agreement of Settlement that provides, among other things, for settlement payments totaling $1,875,000 in exchange for the releases described therein.  That stipulation was filed with the Court on December 18, 2015 and, on December 22, 2015, the Court entered an order preliminarily approving the settlement and scheduling a final settlement hearing for April 21, 2016. The terms of the settlement are subject to final approval by the Court.  The Company expects that the settlement will be funded by the Company’s insurance carrier.

On December 4, 2015, a putative derivative action captioned Savage, Derivatively on Behalf of iBio, Inc., Plaintiff, v. Robert B. Kay, Arthur Y. Elliott, James T. Hill, Glenn Chang, Philip K. Russell, John D. McKey, and Seymour Flug, Defendants, and iBio, Inc., Nominal Defendant was filed in the Supreme Court of the State of New York, County of New York. The action alleges that the Company and its management made misstatements about the Company’s business resulting either from (i) a failure by iBio’s directors to establish a system of controls over the Company’s disclosures, or (ii) the directors’ consciously ignoring “red flags” relating to disclosures, and seeks to recover an unspecified amount of damages. The net amount of any recovery would be property of the Company. On January 15, 2016, the defendants filed a motion to dismiss all claims against them. Plaintiff’s opposition to the motion is due on or before February 22, 2016, and defendants have until March 14, 2016 to file a reply to the opposition.

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

Three months ended December 31, 2015	United States	Brazil	Total

Net revenues	$134	$-	$134
Research and development expenses	704	-	704
General and administrative expenses	1,678	6	1,684
Operating loss	(2,248)	(6)	(2,254)

Three months ended December 31, 2014	United States	Brazil	Total

Net revenues	$367	$-	$367
Research and development expenses	731	-	731
General and administrative expenses	1,272	30	1,302
Operating loss	(1,636)	(30)	(1,666)

Six months ended December 31, 2015	United States	Brazil	Total

Net revenues	$294	$-	$294
Research and development expenses	1,255	-	1,255
General and administrative expenses	3,094	12	3,106
Operating loss	(4,055)	(12)	(4,067)

Six months ended December 31, 2014	United States	Brazil	Total

Net revenues	$1,186	$-	$1,186
Research and development expenses	1,916	-	1,916
General and administrative expenses	2,301	51	2,352
Operating loss	(3,031)	(51)	(3,082)

Total Assets for the Business Segments	United States	Brazil	Total

December 31, 2015 (unaudited)	$9,391	$25	$9,416
June 30, 2015	12,448	46	12,494

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

Stated simply, iBioLaunch harnesses the natural protein production capability that plants use to sustain their own growth, and directs it instead to produce proteins that constitute the active pharmaceutical ingredients in vaccines and biopharmaceuticals. The platform’s ability to produce a wide array of biologics is evidenced by, among other things, our validated pipeline of iBioLaunch-produced product candidates. The iBio pipeline includes products against fibrotic diseases, vaccines, enzyme replacements, monoclonal antibodies, and recombinant versions of marketed products that are currently derived from human blood plasma.

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

On December 16, 2015, we formed iBio CMO, LLC (“iBio CMO”), a Delaware limited liability corporation, to develop and manufacture plant-made pharmaceuticals. As of December 31, 2015, we owned 100% of iBio CMO. On January 13, 2016, we entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CMO. We retained a 70% interest in iBio CMO and contributed a royalty bearing license which grants iBio CMO a non-exclusive license to use our proprietary technology for research purposes and an exclusive U.S. license for manufacturing purposes. We retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using our technology.

iBio CMO’s operations will take place in Bryant, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Affiliate granted iBio CMO a 35-year sublease for the facility. Commercial operations commenced in January 2016. iBio CMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases; and (3) Commercial technology transfer services.

Proprietary iBio technologies have been used to advance development of certain products that have been commercially infeasible to develop with conventional technologies such as Chinese hamster ovary cell systems and microbial fermentation methods. They can be used to create and operate manufacturing facilities at substantially lower capital and operating costs. These include development and manufacture of both vaccine and therapeutic product candidates. iBio CMO plans to promote commercial collaborations with third parties on the basis of these technology advantages and to work with customers to achieve laboratory scale technical milestones that can form the basis of longer-term manufacturing business arrangements. iBio itself will be a client of iBio CMO for further IND advancement of its proprietary products beginning with IBIO-CFB03 for the treatment of a range of fibrotic diseases. iBio will work with iBio CMO on the production of IBIO-CFB03 for clinical trials and, with clinical success, for commercial launch.

Due to the lower capital and operating cost requirements for pharmaceutical production via iBio technology versus legacy methods, certain corporations and governments that have not already established manufacturing capacity for biologic products are client prospects for both development and for commercial technology transfer services to enable autonomous manufacturing in the market being served. For example, in Brazil, iBio has been collaborating with the Oswaldo Cruz Foundation (Fiocruz) to develop a recombinant yellow fever vaccine based on iBio technology. iBio’s contract with Fiocruz provides for commercial technology transfer services as the product candidates enters human clinical trials. Over time, iBio expects to work closely with iBio CMO to provide such technology transfer services for a variety of both commercial and government clients.

Results of Operations

Comparison of Three Months ended December 31, 2015 (“2015”) versus December 31, 2014 (“2014”)

Revenue

Gross revenue for 2015 and 2014 was approximately $134,000 and $367,000, respectively, a decrease of $233,000.

Revenue has been attributable to technology services provided to Bio-Manguinhos/FioCruz (“FioCruz”) in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engaged Fraunhofer USA Inc. (“Fraunhofer”) as a subcontractor to perform the services required. During 2013, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by the Company in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer. In June 2014, the Company, FioCruz and Fraunhofer amended their Collaboration and License Agreement reflecting the agreed modifications to the work plan and work was resumed by Fraunhofer for the Company to continue development of a yellow fever vaccine using the Company’s iBioLaunch ™ technology. In 2015, revenue was lower due to laboratory tasks performed pursuant to the agreement with FioCruz nearing completion, in some cases being completed, and therefore requiring less total work than previously necessary.

Research and development expenses

Research and development expenses for 2015 were approximately $704,000, as compared to approximately $731,000 for 2014, a decrease of approximately $27,000. Research and development expenses in 2014 include a reconciliation for services rendered prior to October 1, 2014. In 2015, expenses were lower also due to changes in the laboratory work performed reflective of progress in the research.

General and administrative expenses

General and administrative expenses for 2015 were approximately $1,684,000, as compared to approximately $1,302,000 for 2014, an increase of approximately $382,000. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company. The increase was primarily due to increases in legal expenses of approximately $278,000 and expenses related to iBio CMO operations which commenced in December 2015 of approximately $102,000.

Other income

Other income for 2015 and 2014 was approximately $8,000 and $13,000, respectively. Other income consists of interest and royalty income.

Results of Operations - Comparison of Six Months ended December 31, 2015 (“2015”) versus December 31, 2014 (“2014”)

Revenue

Gross revenue for 2015 and 2014 was approximately $294,000 and $1,186,000, respectively, a decrease of $892,000.

Revenue has been attributable to technology services provided to Bio-Manguinhos/FioCruz (“FioCruz”) in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engaged Fraunhofer USA Inc. (“Fraunhofer”) as a subcontractor to perform the services required. During 2013, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by the Company in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer. In June 2014, the Company, FioCruz and Fraunhofer amended their Collaboration and License Agreement reflecting the agreed modifications to the work plan and work was resumed by Fraunhofer for the Company to continue development of a yellow fever vaccine using the Company’s iBioLaunch ™ technology. In 2015, revenue was lower due to laboratory tasks performed pursuant to the agreement with FioCruz nearing completion, in some cases being completed, and therefore requiring less total work than previously necessary.

Research and development expenses

Research and development expenses for 2015 were approximately $1,255,000, as compared to approximately $1,916,000 for 2014, a decrease of approximately $661,000. Research and development expenses in 2014 include a reconciliation for services rendered prior to October 1, 2014. In 2015, expenses were lower also due to changes in the laboratory work performed reflective of progress in the research.

General and administrative expenses

General and administrative expenses for 2015 were approximately $3,106,000, as compared to approximately $2,352,000 for 2014, an increase of approximately $754,000. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company. The increase was primarily due to increases in legal expenses of $568,000 and expenses related to iBio CMO operations which commenced in December 2015 of approximately $102,000.

Other income

Other income for 2015 and 2014 was approximately $16,000 and $19,000, respectively. Other income consists of interest and royalty income.

Liquidity and Capital Resources

As of December 31, 2015, we had cash of $6.7 million as compared to $9.5 million as of June 30, 2015. The decrease in cash was primarily attributable to funding the loss for the period.

Net Cash Used in Operating Activities

Operating activities used $2.8 million in cash for the six months ended December 31, 2015.

Net Cash Used in Investing Activities

For the six months ended December 31, 2015, net cash used in investing activities was approximately $5,000 for additions to fixed assets.

Net Cash Provided by Financing Activities

For the six months ended December 31, 2015, net cash provided by financing activities was $63,000, which represented the exercise of warrants for 120,000 shares of common stock.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of December 31, 2015, our accumulated deficit was approximately $51.9 million, and we used approximately $2.8 million of cash for operating activities for the six months ended December 31, 2015. As of December 31, 2015, cash on hand of approximately $6.7 million and the proceeds from Eastern share purchase agreements was expected to support the Company’s activities at least through December 31, 2016.

We have historically financed our activities through the sale of common stock and warrants. We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity and other securities and through proceeds realized in connection with license and collaboration arrangements and operation of the Company’s new subsidiary, iBio CMO.

On May 15, 2015, we entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (referred to below as “Aspire Capital”) pursuant to which we have the option to require Aspire Capital to purchase up to an aggregate of $15.0 million of shares of our common stock (the “Purchase Shares”) upon and subject to the terms of the 2015 Aspire Purchase Agreement. The description of the 2015 Aspire Purchase Agreement and other information included under the heading “Aspire Capital – 2015 Facility” set forth in Note 7 of the condensed consolidated financial statements included in this report is incorporated into this Item 2 by reference.

No shares have been sold under the 2015 Aspire Purchase Agreement as of the date of the filing of this report. Despite the proceeds that we may receive pursuant to the 2015 Aspire Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond December 31, 2016.

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

On January 13, 2016, the Company entered into a contract manufacturing joint venture with an affiliate (the “Eastern Affiliate”) of Eastern Capital Limited (“Eastern”), a stockholder of the Company. The Eastern Affiliate contributed $15 million in cash for a 30% interest in the Company’s subsidiary iBio CMO LLC (“iBio CMO”). The Company retained a 70% interest in iBio CMO and contributed a royalty bearing license which grants iBio CMO a non-exclusive license to use the Company’s proprietary technology for research purposes and an exclusive U.S. license for manufacturing purposes. On January 13, 2016, the Company also entered into share purchase agreements with Eastern pursuant to which Eastern agreed to purchase 10 million shares of the Company’s common stock at $0.622 per share. The closing for the sale of 3,500,000 of such shares occurred on January 25, 2016. The issuance of the remaining 6,500,000 shares is subject to the approval of the Company’s stockholders. In addition, Eastern agreed to exercise warrants it previously acquired to purchase 1,784,000 shares of the Company’s common stock at $0.53 per share. As of the date of the filing of this report, iBio CMO has received $15 million for the capitalization of iBio CMO and the Company has received approximately $3.1 million from Eastern for the acquisition of 3,500,000 shares of common stock and the exercise of the warrants. Prior to the issuance of the shares of common stock pursuant to the 3.5M Purchase Agreement, Eastern beneficially owned approximately 30% of the Company’s common stock, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on October 13, 2015, calculated in accordance with the SEC’s beneficial ownership rules. As of the closing of the 3.5M Purchase Agreement and the simultaneous exercise of by Eastern of its warrants to purchase iBio common stock, Eastern beneficially owned slightly less than 33% of the Company’s outstanding shares of common stock. See Note 7 for a further description of the transactions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2015, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP for interim financial information, and all applicable U.S. GAAP accounting standards effective as of December 31, 2015 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2015. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches by Fraunhofer of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. Briefing has been completed on a motion to dismiss filed by Fraunhofer in lieu of filing an answer to the complaint. Fraunhofer also has moved for a protective order in connection with certain discovery served by iBio. At the Court’s suggestion, the parties have agreed to brief, before the Court decides the motion for protective order, their respective positions on the scope of iBio’s rights under the parties’ agreements. The Company is unable to predict the ultimate outcome of this action at this time.

On October 24, 2014, a putative class action captioned Juan Pena, Individually and on Behalf of All Others Similarly Situated v. iBio, Inc. and Robert B. Kay was filed in the United States District Court for the District of Delaware. The action alleged that the Company and its Chief Executive Officer made certain statements in violation of federal securities laws and sought an unspecified amount of damages. On February 23, 2015, the Court issued an order appointing a new lead plaintiff. On April 6, 2015, the plaintiffs filed an amended class action complaint in the same matter captioned Vamsi Andavarapu, Individually And On Behalf Of All Others Situated v. iBio, Inc., Robert B. Kay, and Robert Erwin. The action alleged that the Company, its Chief Executive Officer, and its President made certain statements in violation of federal securities laws and sought an unspecified amount of damages. On May 6, 2015, the Company, Mr. Kay, and Mr. Erwin filed a motion to dismiss the amended class action complaint. On September 15, 2015, after voluntary mediation, the Plaintiffs and the Company reached an agreement-in-principle to settle the action.  On December 16, 2015, the Plaintiffs and the Company entered a Stipulation and Agreement of Settlement that provides, among other things, for settlement payments totaling $1,875,000 in exchange for the releases described therein.  That stipulation was filed with the Court on December 18, 2015 and, on December 22, 2015, the Court entered an order preliminarily approving the settlement and scheduling a final settlement hearing for April 21, 2016. The terms of the settlement are subject to final approval by the Court.  The Company expects that the settlement will be approved by the Court and funded by the Company’s insurance carrier.

On December 4, 2015, a putative derivative action captioned Savage, Derivatively on Behalf of iBio, Inc., Plaintiff, v. Robert B. Kay, Arthur Y. Elliott, James T. Hill, Glenn Chang, Philip K. Russell, John D. McKey, and Seymour Flug, Defendants, and iBio, Inc., Nominal Defendant was filed in the Supreme Court of the State of New York, County of New York. The action alleges that the Company and its management made misstatements about the Company’s business resulting either from (i) a failure by iBio’s directors to establish a system of controls over the Company’s disclosures, or (ii) the directors’ consciously ignoring “red flags” relating to disclosures, and seeks to recover an unspecified amount of damages. The net amount of any recovery would be property of the Company. On January 15, 2016, the defendants filed a motion to dismiss all claims against them. Plaintiff’s opposition to the motion is due on or before February 22, 2016, and defendants have until March 14, 2016 to file any papers in reply to the opposition.

Item 6. Exhibits.

Exhibit Number

3.1	Certificate of Incorporation of the Company (1)
3.2	First Amended and Restated Bylaws of the Company (2)
4.1	Registration Rights Agreement, dated May 15, 2015, between the Company and Aspire Capital Fund, LLC (3)
10.1	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 3,500,000 shares of common stock (4)
10.2	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 6,500,000 shares of common stock (4)
10.3	Amended and Restated Limited Liability Company Operating Agreement of iBio CMO LLC, dated January 13, 2016, between the Company, Bryan Capital Investors LLC and iBio CMO LLC*
10.4	License Agreement, dated January 13, 2016, between the Company and iBio CMO LLC*
10.5	Sublease Agreement, dated January 13, 2016, between College Station Investors LLC and IBIO CMO LLC*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Labeled *
101.PRE	XBRL Taxonomy Extension Presentation *

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015 (Commission File No. 001-35023).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2016 (Commission File No. 000-35023).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: February 19, 2016	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman

Date: February 19, 2016	/s/ Mark Giannone
Mark Giannone
Chief Financial Officer

