Form 10-Q
period 2016-03-31
iBio, Inc.
filed 2016-05-23
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Shares of Common Stock outstanding as of May 23, 2016:           89,109,410

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	March 31, 2016	June 30, 2015
	(Unaudited)	(See Note 2)

Assets
Current assets:
Cash	$21,893	$9,494
Accounts receivable - trade	454	445
Work in process	58	-
Prepaid expenses and other current assets	318	182
Total current assets	22,723	10,121

Fixed assets, net of accumulated depreciation	25,775	13
Intangible assets, net of accumulated amortization	2,139	2,360
Security deposit	28	-
Total Assets	$50,665	$12,494

Liabilities and Equity
Current liabilities:
Accounts payable (related party of $183 and $153 as of March 31, 2016 and June 30, 2015, respectively)	$1,551	$1,104
Accrued expenses (related party of $443 and $0 as of March 31, 2016 and June 30, 2015, respectively)	647	159
Capital lease obligation - current portion	167	-
Deferred revenue	76	-
Total Current Liabilities	2,441	1,263

Capital lease obligation - net of current portion	25,308	-

Total Liabilities	27,749	1,263

Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Preferred stock - no par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized; 82,609,410 and 77,205,410 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	83	77
Additional paid-in capital	63,127	59,006
Accumulated other comprehensive loss	(31)	(25)
Accumulated deficit	(54,914)	(47,827)
Total iBio, Inc. Stockholders’ Equity	8,265	11,231
Noncontrolling interest	14,651	-
Total Equity	22,916	11,231
Total Liabilities and Equity	$50,665	$12,494

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Revenues	$379	$349	$673	$1,535

Operating expenses:
Research and development (related party of $244, $258, $723 and $738)	1,048	815	2,303	2,731
General and administrative (related party of $296, $0 $374 and $0)	2,403	1,222	5,509	3,574
Total operating expenses	3,451	2,037	7,812	6,305

Operating loss	(3,072)	(1,688)	(7,139)	(4,770)

Other income (expense):
Interest expense (related party of $323, $0, $323 and $0)	(323)	-	(323)	-
Interest income	5	2	9	6
Royalty income	5	9	17	24

Total other income (expense)	(313)	11	(297)	30

Consolidated net loss	(3,385)	(1,677)	(7,436)	(4,740)
Net loss attributable to noncontrolling interest	349	-	349	-
Net loss attributable to iBio, Inc.	$(3,036)	$(1,677)	$(7,087)	$(4,740)

Comprehensive loss:
Consolidated net loss	$(3,385)	$(1,677)	$(7,436)	$(4,740)
Other comprehensive income (loss) - foreign currency translation adjustments	2	(12)	(6)	(26)

Comprehensive loss	$(3,383)	$(1,689)	$(7,442)	$(4,766)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.04)	$(0.02)	$(0.09)	$(0.07)

Weighted-average common shares outstanding - basic and diluted	81,158	72,989	78,587	69,913

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended March 31, 2016

(Unaudited; In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2015	-	$-	77,206	$77	$59,006	$(25)	$(47,827)	$-	$11,231

Capital contribution - noncontrolling interest	-	-	-	-	-	-	-	15,000	15,000

Sale of common stock	-	-	3,500	4	2,174	-	-	-	2,178

Exercises of warrants	-	-	1,904	2	1,007	-	-	-	1,009

Share-based compensation	-	-	-	-	940	-	-	-	940

Foreign currency translation adjustment	-	-	-	-	-	(6)	-	-	(6)

Net loss	-	-	-	-	-	-	(7,087)	(349)	(7,436)

Balance as of March 31, 2016	-	$-	82,610	$83	$63,127	$(31)	$(54,914)	$14,651	$22,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Nine Months Ended
	March 31,
	2016	2015

Cash flows from operating activities:
Consolidated net loss	$(7,436)	$(4,740)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	940	690
Amortization of intangible assets	274	266
Depreciation	263	3
Loss on abandonment of intangible assets	33	47
Changes in operating assets and liabilities
Accounts receivable - trade	(9)	(135)
Accounts receivable - unbilled	-	(325)
Work in process	(58)	-
Prepaid expenses and other current assets	(136)	(181)
Security deposit	(28)	-
Accounts payable	342	517
Accrued expenses	489	306
Deferred revenue	76	34

Net cash used in operating activities	(5,250)	(3,518)

Cash flows from investing activities:
Additions to intangible assets	-	(137)
Purchases of fixed assets	(8)	(15)

Net cash used in investing activities	(8)	(152)

Cash flows from financing activities:
Proceeds from sale of common stock	2,178	7,302
Proceeds from exercise of warrants	1,009	867
Capital contribution - noncontrolling interest	15,000	-
Payment of capital lease obligation	(525)	-

Net cash provided by financing activities	17,662	8,169

Effect of exchange rate changes	(5)	(9)

Net increase in cash	12,399	4,490
Cash - beginning of period	9,494	3,590
Cash - end of period	$21,893	$8,080

Schedule of non-cash activities:
Purchases of fixed assets financed by capital lease	$26,000	$-
Unpaid intangible assets included in accounts payable - net	$87	$-
Unpaid intangible assets included in accrued expenses - net	$-	$12
Unpaid fixed assets included in accounts payable	$17	$-

Supplemental cash flow information:
Cash paid during the period for interest	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

iBio, Inc. and Subsidiaries (“iBio” or the “Company”) is a biotechnology company focused on the commercialization of its proprietary plant-based protein expression technologies for vaccines and therapeutic proteins and on developing and commercializing select biopharmaceutical product candidates. The advantages of iBio’s technology include reduced production time, capital and operating costs for biopharmaceuticals and the ability to manufacture therapeutic proteins that are difficult or commercially infeasible to produce with conventional methods.

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

iBIO DO BRASIL BIOFARMACÊUTICA LTDA. (“iBio Brazil”) – iBio Brazil is a subsidiary organized in Brazil in which the Company has a 99% interest. iBio Brazil was formed to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with Fundacao Oswaldo Cruz/FioCruz (“FioCruz”) beyond the current Yellow Fever Vaccine program (see Note 7) and development of additional products with private sector participants for the Brazilian market. iBio Brazil commenced operations during the first quarter of the fiscal year ended June 30, 2015.

iBio CMO LLC (“iBio CMO”) – iBio CMO is a Delaware limited liability company formed on December 16, 2015 to develop and manufacture plant-made pharmaceuticals. As of December 31, 2015, the Company owned 100% of iBio CMO. On January 13, 2016, the Company entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CMO. The Company retained a 70% interest in iBio CMO and contributed a royalty bearing license which grants iBio CMO a non-exclusive license to use the Company’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. The Company retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using the Company’s technologies.

iBio CMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a 139,000 square foot Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Affiliate granted iBio CMO a 34-year sublease for the facility as well as certain equipment (see Note 8). Commercial operations commenced in January 2016. iBio CMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases; and (3) Commercial technology transfer services.

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

Liquidity

The Company's primary sources of liquidity are cash on hand and cash available from the sale of common stock of the Company. At this time, cash flows from operating activities represent net outflows for operating expenses and expenses for technology and product development. As of March 31, 2016, the Company had $21.9 million in cash on hand. In addition, in April 2016, the Company received approximately $4,000,000 from the sale of 6,500,000 shares of common stock to Eastern (see Note 9). The cash on hand and the proceeds from the April 2016 Eastern share purchase agreement is expected to support the Company's activities at least through March 31, 2017.

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2016, the Company's accumulated deficit was $54.9 million and had used $5.2 million in cash for operating activities for the nine months ended March 31, 2016. The Company has historically financed its activities through the sale of common stock and warrants. Through March 31, 2016, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, its proprietary candidates for treatment of fibrotic diseases, advancing its intellectual property, and general and administrative activities.

On May 15, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to which the Company has the option to require Aspire Capital, upon and subject to the terms of the agreement, to purchase up to $15 million of its common stock, over a three-year term. No shares have been sold under the 2015 Facility as of the date of the filing of this report. See Note 9 for a further description of the agreement.

Coincident with the entry into the iBio CMO joint venture, Eastern agreed to acquire 10 million shares of the Company's common stock at $0.622 per share. The closing for the sale of 3,500,000 of such shares occurred on January 25, 2016. The sale of the remaining 6,500,000 shares occurred in April 2016. In addition, Eastern agreed to, and on January 25, 2016 did, exercise warrants it previously acquired to purchase 1,784,000 shares of the Company's common stock at $0.53 per share. As of the date of the filing of this report, the Company has received $15 million for the capitalization of iBio CMO and approximately $7.2 million from Eastern for the acquisition of 10 million shares of common stock and the exercise of the warrants. See Note 9 for a further description of the transactions.

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

The Company's financial statements were prepared under the assumption that the Company will continue as a going concern. If the Company is unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and the Company may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for its technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize; or d) possibly cease operations.

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

The Company’s contract revenue consists primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin 104, “Revenue Recognition.” Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors.

The Company generates (or may generate in the future) contract revenue under the following types of contracts:

Fixed-Fee

Under a fixed-fee contract, the Company charges a fixed agreed upon amount for a deliverable. Fixed-fee contracts have fixed deliverables upon completion of the project. Typically, the Company recognizes revenue for fixed-fee contracts after projects are completed, delivery is made and title transfers to the customer, and collection is reasonably assured.

Time and Materials

Under a time and materials contract, the Company charges customers an hourly rate plus reimbursement for other project specific costs. The Company recognizes revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer’s billing rate plus other project specific costs incurred.

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. For both the three and nine months ended March 31, 2016, grant income amounted to approximately $9,000. No grant income was recognized for the three and nine months ended March 31, 2015.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed as of March 31, 2016.

Research and Development

The Company accounts for research and development costs in accordance with the FASB ASC 730-10, “Research and Development” (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.

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

Recent Accounting Pronouncements

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

Effective January 1, 2016, the Company adopted ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”).  ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 became effective for interim and annual periods beginning on or after December 15, 2015. The adoption of ASU 2014-12 did not have a significant impact on the Company’s consolidated financial statements.

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”) was issued.  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 (year ended June 30, 2017 for the Company) and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2016, the Company adopted ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from accounting principles generally accepted in the United States of America. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 became effective for interim and annual periods beginning on or after December 15, 2015. The adoption of ASU 2015-01 did not have a significant impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).”  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual reporting periods beginning after December 15, 2018 (fiscal year ended June 30, 2020 for the Company) and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014- 09, “Revenue from Contracts with Customers.” Specifically, ASU 2016-10 addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact of ASU 2016-10 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company's condensed consolidated balance sheets approximated their fair values as of March 31, 2016 and June 30, 2015 due to their short-term nature. The carrying value of the capital lease obligation approximated its fair value at March 31, 2016 as the interest rate used to discount the lease payments approximated market.

5.	Fixed Assets and Capital Lease Obligations

Assets held under the terms of capital leases are included in fixed assets and are depreciated on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under capital leases are shown within liabilities and are analyzed between amounts falling due within and after one year (see Note 8).

As discussed above, iBio CMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Affiliate under a 34-year sublease. See Note 8 for more details of the terms of the sublease.

The economic substance of the sublease is that the Company is financing the acquisition of the facility and equipment and accordingly, the facility and equipment are recorded as assets and the lease is recorded as a liability. As the sublease involves real estate and equipment, the Company separated the equipment component and accounted for the facility and equipment as if each was leased separately.

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	March 31, 2016	June 30, 2015
	(Unaudited)
Facility under capital lease	$20,000	$-
Equipment under capital lease	6,000	-
Facility improvements	21	-
Office equipment	44	40
	26,065	40
Accumulated depreciation – assets under capital lease	(259)	-
Accumulated depreciation – other	(31)	(27)
	(290)	(27)
Net fixed assets	$25,775	$13

Depreciation expense was approximately $260,000 and $1,100 for the three months ended March 31, 2016 and 2015, respectively, and for the nine months ended March 31, 2016 and 2015, depreciation expense was approximately $263,000 and $3,000, respectively. Depreciation of the assets under the capital lease amounted to approximately $259,000 for both the three and nine months ended March 31, 2016.

6.	Intangible Assets

The Company has two categories of intangible assets – intellectual property and patents. Intellectual property consists of all technology, know-how, data, and protocols for producing targeted proteins in plants and related to any products and product formulations for pharmaceutical uses and for other applications. Intellectual property includes, but is not limited to, certain technology for the development and manufacture of novel vaccines and therapeutics for humans and certain veterinary applications acquired in December 2003 from Fraunhofer USA Inc., acting through its Center for Molecular Biotechnology (“Fraunhofer”), pursuant to a Technology Transfer Agreement, as amended (the “TTA”). The Company designates such technology acquired from Fraunhofer as iBioLaunch technology or as iBioModulator technology. The value attributed to Patents owned or controlled by the Company is based on payments for services and fees related to the further development and protection of the Company’s patent portfolio.

In January 2014, the Company entered into a license agreement with a U.S. university whereby iBio acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the “Licensed Technology”). The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing a New Drug Application with the FDA covering the Licensed Technology – became due on December 1, 2015. A six-month extension was automatically granted until June 1, 2016 under the license agreement. The Company and the university expect to replace the original milestone schedule with a new one within the next quarter based on technical changes to the development program and a revised forecast of completion dates.

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the nine months ended March 31, 2016 and 2015.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	March 31, 2016	June 30, 2015
	(Unaudited)
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,223	2,181
	5,323	5,281
Intellectual property – accumulated amortization	(1,893)	(1,776)
Patents – accumulated amortization	(1,291)	(1,145)
	(3,184)	(2,921)
Net intangible assets	$2,139	$2,360

Amortization expense was approximately $92,000 and $88,000 for the three months ended March 31, 2016 and 2015, respectively, and for the nine months ended March 31, 2016 and 2015, amortization expense was approximately $274,000 and $266,000, respectively. For the three and nine months ended March 31, 2016, the Company incurred losses on the abandonment of patents of approximately $16,000 and $33,000, respectively. For the three and nine months ended March 31, 2015, the Company incurred losses on the abandonment of patents of approximately $17,000 and $47,000, respectively.

7.	Significant Vendor

Fraunhofer was the Company’s most significant vendor  solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below). The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $417,000 and $445,000 as of March 31, 2016 and June 30, 2015, respectively. For the three months ended March 31. 2016 and 2015, research and development expenses related to Fraunhofer were approximately $357,000 and $348,000, respectively. For the nine months ended March 31, 2016 and 2015, research and development expenses related to Fraunhofer were approximately $635,000 and $1,535,000, respectively. See Note 14 – Commitments and Contingencies.

Other than for final completion of the current phase of the Yellow Fever vaccine program, the Company is not reliant on Fraunhofer as a vendor. The Company obtains the majority of the services it requires for both its own product development and for work it performs for clients from its subsidiary company, iBio CMO LLC and from Novici Biotech LLC. The Company obtains new intellectual property and patent rights from iBio CMO LLC, Novici Biotech LLC, and other contractors and academic collaborators and/or licensors.

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”), the significant terms of which are as follows:

·	The Company’s liabilities to Fraunhofer in the amount of approximately $2.9 million as of June 30, 2013 were released and terminated;

·	The Company’s obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (the “Guaranteed Annual Payments”) was terminated and replaced with an undertaking to engage Fraunhofer to perform at least $3 million in work requested and as directed by iBio before December 31, 2015. See Note 14 – Commitments and Contingencies for additional information;

·	The Company terminated and released Fraunhofer from the obligation to make further financial contributions toward the enhancement, improvement and expansion of iBio’s technology in an amount at least equal to the Guaranteed Annual Payments. In addition, the Company terminated and released Fraunhofer from the obligation to further reimburse iBio for certain past and future patent-related expenses;

·	The Company’s obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $200,000 was terminated. Instead the Company will be obligated to remit royalties to Fraunhofer only on technology license revenues that iBio actually receives and on revenues from actual sales by iBio of products derived from the Company’s technology until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million, and the calculation of such payments due shall include solely technology license revenues and products sales for which technology developed at Fraunhofer under the TTA was used;

·	The rate at which the Company will be obligated to pay royalties to Fraunhofer on iBioLaunch ™ and iBioModulator ™ license revenues received was reduced from 15% to 10%; and

·	Any and all other claims of each party to any other amounts due at June 30, 2013 were mutually released.

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

On January 4, 2011, the Company entered into the Collaboration and License Agreement (the “CLA”) which is a three party agreement involving the Company, Fraunhofer and FioCruz, a public entity, member of the Indirect Federal Public Administration and linked to the Health Ministry of Brazil, acting through its unit Bio-Manguinhos. The CLA provides for the development of a yellow fever vaccine to be manufactured and distributed within Latin America and Africa by FioCruz. The CLA was supplemented by a bilateral agreement between iBio and Fraunhofer dated December 27, 2010 in which the Company engaged Fraunhofer as a contractor to provide the research and development services (both, together, the “Agreement”). The services are billed to FioCruz at Fraunhofer’s cost, so the Company’s revenue is equivalent to expense and there is no profit.

On June 12, 2014, FioCruz, Fraunhofer and iBio executed an amendment to the Agreement (the “Amended Agreement”) which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. For the three months ended March 31, 2016 and 2015, under the Amended Agreement, the Company recognized revenue of $357,000 and $348,000, respectively, for work performed for FioCruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work. For the nine months ended March 31, 2016 and 2015, under the Amended Agreement, the Company recognized revenue of $635,000 and $1,535,000, respectively.

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov, Fraunhofer’s Executive Director. See Note 14 - Lawsuits for additional information.

8.	Capital Lease Obligation

As discussed above, iBio CMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Affiliate under a 34-year sublease. iBio CMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CMO and the Second Affiliate granting iBio CMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CMO and the Second Affiliate (the “sublease”). The 34-year term of the sublease may be extended by iBio CMO for a ten-year period, so long as iBio CMO is not in default under the sublease. Under the sublease, iBio CMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index. The base rent under the Second Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. In addition to the base rent, iBio CMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. iBio CMO is responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the sublease.

Interest expense incurred under the capital lease obligation amounted to $323,000 and $0 for the three months ended March 31, 2016 and 2015, respectively, and $323,000 and $0 for the nine months ended March 31, 2016 and 2015, respectively.

Future minimum payments under the capitalized lease obligations are due as follows:

Fiscal period ending on:	Principal	Interest	Total
March 31, 2017	$166,649	$1,933,351	$2,100,000
March 31, 2018	179,693	1,920,307	2,100,000
March 31, 2019	193,758	1,906,242	2,100,000
March 31, 2020	208,924	1,891,076	2,100,000
March 31, 2021	225,277	1,874,723	2,100,000
Thereafter	24,500,699	36,399,301	60,900,000

Total minimum lease payments	25,475,000	$45,925,000	$71,400,000
Less: current portion	(166,649)
Long-term portion of minimum lease obligations	$25,308,351

9.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of March 31, 2016 and June 30, 2015, there were no shares of preferred stock issued and outstanding.

Common Stock

As of March 31, 2016 and June 30, 2015, the Company was authorized to issue up to 175 million shares of common stock, of which approximately 82.6 and 77.2 million shares were issued and outstanding, respectively. As of March 31, 2016, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 30,000 shares of common stock for the exercise of warrants.

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

Eastern – Share Purchase Agreements

On January 13, 2016, the Company entered into a share purchase agreement with Eastern pursuant to which Eastern agreed to purchase 3,500,000 shares of the Company’s common stock at a price of $0.622 per share. The Company received proceeds of $2,178,000 and the shares were issued on January 25, 2016. In addition, Eastern agreed to exercise warrants it had previously acquired to purchase 1,784,000 shares of the Company’s common stock at an exercise price of $0.53 per share. The Company received proceeds of $945,520 from the exercise of the warrants and the shares were issued on January 25, 2016.

On January 13, 2016, the Company entered into a separate share purchase agreement with Eastern pursuant to which Eastern agreed to purchase 6,500,000 shares of the Company’s common stock at a price of $0.622 per share, subject to the approval of the Company’s stockholders. The Company’s stockholders approved the issuance of the 6,500,000 shares to Eastern at the Company’s annual meeting on April 7, 2016. On April 13, 2016, the Company issued the 6,500,000 shares and received proceeds of $4,043,000. These shares are subject to a three-year standstill agreement which will restrict additional acquisitions of the Company’s common stock by Eastern and its controlled affiliates to limit its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 38%, absent the approval by a majority of the Company’s board of directors.

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units.

The following table summarizes all warrant activity for the nine months ended March 31, 2016:

	Warrants	Weighted- average Exercise Price
Outstanding as of July 1, 2015	6,633,324	$1.38
Exercised	(1,904,000)	$0.53
Expired	(4,699,324)	$2.09
Outstanding and exercisable as of March 31, 2016	30,000	$0.53

Exercises of Warrants

During the period from July 1, 2015 to September 30, 2015, the Company issued 120,000 shares of common stock for the exercise of warrants and received proceeds of approximately $63,000. No warrants were exercised from October 1, 2015 to December 31, 2015.

As discussed above, in January 2016, Eastern exercised warrants to acquire 1,784,000 shares of the Company’s common stock.

10.	Earnings (Loss) Per Common Share

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

	Three Months ended March 31,		Nine Months ended March 31,
	2016	2015	2016	2015
Basic and diluted numerator:

Net loss available to iBio, Inc. stockholders	$(3,036)	$(1,677)	$(7,087)	$(4,740)

Basic and diluted denominator:

Weighted-average common shares outstanding	81,158	72,989	78,587	69,913

Per share amount	$(0.04)	$(0.02)	$(0.09)	$(0.07)

For the three and nine months ended March 31, 2016 and 2015, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of March 31, 2016, shares issuable which could potentially dilute future earnings included approximately 12.3 million stock options and 30,000 warrants.   As of March 31, 2015, shares issuable which could potentially dilute future earnings included approximately 9.7 million stock options and 6.6 million warrants.

11.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$6	$-
General and administrative	291	224
Totals	$297	$224

	Nine Months Ended March 31,
	2016	2015
Research and development	$15	$-
General and administrative	925	690
Totals	$940	$690

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million. As of March 31, 2016, there were approximately 2.9 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

On September 4, 2015 and March 1, 2016, the Company granted stock options to members of the Board of Directors, officers and employees to purchase 2.75 million shares of common stock. These options vest ratably over a three to five year service period, expire ten years from the date of grant, and have a weighted average exercise price of $1.64 per share.

The following table summarizes all stock option activity during the nine months ended March 31, 2016:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2015	9,523,334	$1.22	6.6	$1,848
Granted	2,750,000	1.64
Outstanding as of March 31, 2016	12,273,334	$1.31	6.6	$479
Vested and, as of March 31, 2016, expected to vest	12,212,641	$1.31	6.6	$479

Exercisable as of March 31, 2016	7,455,024	$1.31	5.3	$417

The weighted-average grant date fair value of stock options granted during the nine months ended March 31, 2016 was $0.62 per share. As of March 31, 2016, there was approximately $1.9 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.0 years.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	1.83% - 2.13%
Dividend yield	0%
Volatility	109.49% - 112.17%
Expected term (in years)	9

12.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $183,000 and $153,000 at March 31, 2016 and June 30, 2015, respectively. Research and development expenses related to Novici were approximately $244,000 and $258,000 for the three months ended March 31, 2016 and 2015, respectively, and approximately $723,000 and $738,000 for the nine months ended March 31, 2016 and 2015, respectively. In addition, services of $28,882 were incurred in 2016 and included in work in process at March 31, 2016.

Agreements with Eastern Capital Limited and its Affiliates.

As more fully discussed in Note 9, the Company entered into two share purchase agreements with Eastern and sold 10 million shares of common stock at a price of $0.622 per share. The Company received proceeds of $6,220,000. In addition, Eastern agreed to exercise warrants it had previously acquired to purchase 1,784,000 shares of the Company’s common stock at an exercise price of $0.53 per share. The Company received proceeds of $945,520 from the exercise of the warrants.

Concurrently with the execution of the Purchase Agreements, iBio entered into a contract manufacturing joint venture with an affiliate of Eastern to develop and manufacture plant-made pharmaceuticals through iBio’s recently formed subsidiary, iBio CMO. The Eastern Affiliate contributed $15.0 million in cash to iBio CMO, for a 30% interest in iBio CMO. iBio retained a 70% equity interest in iBio CMO. As the majority equity holder, iBio has the right to appoint a majority of the members of the Board of Managers that manages the iBio CMO joint venture. Specified material actions by the joint venture require the consent of iBio and the Eastern Affiliate. iBio contributed to the capital of iBio CMO a royalty bearing license, which grants iBio CMO a non-exclusive license to use the iBio’s proprietary technologies, including the iBioLaunch technology and additional iBio technologies, for research purposes and an exclusive U.S. license for manufacturing purposes. iBio retains all other rights in its intellectual property, including the right for itself to commercialize products based on its proprietary technologies or to grant licenses to others to do so.

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CMO a 34-year sublease of a Class A life sciences building in Bryan, Texas, on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at March 31, 2016 due to the Second Eastern Affiliate is $443,000. General and administrative expenses related to Second Eastern Affiliate were approximately $296,000 and $374,000 for the three months and nine months ended March 31, 2016. Interest expense related to Second Eastern Affiliate were approximately $323,000 for both of the three months and nine months ended March 31, 2016. The terms of the sublease are described in Note 8.

A three-year standstill agreement (the “Standstill Agreement”) that will take effect upon issuance of the Eastern Shares pursuant to the 6.5M Purchase Agreement will restrict additional acquisitions of iBio common stock by Eastern and its controlled affiliates to limit its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 38%, absent approval by a majority of the Company’s Board of Directors.

Operating Lease with Minority Stockholder

Effective January 1, 2015, the Company is leasing office space on a month-to-month basis from an entity owned by a minority stockholder of the Company for approximately $2,000 per month.

13.	Income Taxes

The Company recorded no income tax expense for the nine months ended March 31, 2016 and 2015 because the estimated annual effective tax rate was zero. As of March 31, 2016, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

14.	Commitments and Contingencies

Agreements

Under the terms of the Settlement Agreement described in Note 7 – Significant Vendor, the Company undertook to engage Fraunhofer for at least $3 million in work requested and directed by iBio before December 31, 2015. Effective January 31, 2014, the Company terminated a $1.5 million research services agreement with Fraunhofer after having engaged Fraunhofer to perform $0.5 million in research and development services.

On June 12, 2014, FioCruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) to create a new research and development plan for the development of a recombinant yellow fever vaccine providing revised reporting, objectives, estimated budget, and project billing process. Under the CLA and bilateral agreement between iBio and Fraunhofer dated December 27, 2010, Fraunhofer, which has been engaged to act as the Company’s subcontractor for performance of research and development services for the new research and development plan, will bill FioCruz directly on behalf of the Company at the rates, amounts and times provided in the Amended Agreement, and the proceeds of such billings and only the proceeds will be paid to Fraunhofer for its services so the Company’s expense is equal to its revenue and no profit is recognized for these activities under the Amended Agreement. For the year ended June 30, 2015, $2.1 million in research and development services were performed by Fraunhofer for the Company pursuant to the amended CLA. As of December 31, 2015, the total engagement of Fraunhofer for work requested by iBio is $3.0 million. See Note 7 - Significant Vendor for additional information. In addition to the foregoing, the Company sought to engage Fraunhofer for substantial additional other work, but Fraunhofer did not respond to the Company’s requests for proposals for such work

Under the terms of the TTA (described in Note 7 – Significant Vendor) and for a period of 15 years, the Company shall pay Fraunhofer one percent (1%) of all receipts derived by the Company from sales of products produced utilizing the iBioLaunch or iBioModulator technology and ten percent (10%) of all receipts derived by the Company from licensing either of those technologies to third parties. The Company will be obligated to remit royalties to Fraunhofer only on technology license revenues that iBio actually receives and on revenues from actual sales by iBio of products derived from the technology developed under the TTA until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million. All new intellectual property invented by Fraunhofer during the period of the TTA is owned by and is required to be transferred to iBio. The Company has no financial obligations to Fraunhofer with respect to the Company’s use of technologies developed independently of Fraunhofer.

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

New Lease

As discussed above, iBio CMO is leasing its facility in Bryan, Texas from the Second Affiliate under a 34-year sublease. See Note 8 for more details of the sublease.

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

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches by Fraunhofer of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. Briefing has been completed on a motion to dismiss filed by Fraunhofer in lieu of filing an answer to the complaint. Fraunhofer also has moved for a protective order in connection with certain discovery served by iBio. At the Court’s suggestion, the parties have agreed to brief, before the Court decides the motion for protective order, their respective positions on the scope of iBio’s rights under the parties’ agreements. The Court heard oral argument on this threshold issue on April 29, 2016. The Company is unable to predict the ultimate outcome of this action at this time.

On October 24, 2014, a putative class action captioned Juan Pena, Individually and on Behalf of All Others Similarly Situated v. iBio, Inc. and Robert B. Kay was filed in the United States District Court for the District of Delaware. The action alleged that the Company and its Chief Executive Officer made certain statements in violation of federal securities laws and sought an unspecified amount of damages. On February 23, 2015, the Court issued an order appointing a new lead plaintiff. On April 6, 2015, the plaintiffs filed an amended class action complaint in the same matter captioned Vamsi Andavarapu, Individually And On Behalf Of All Others Situated v. iBio, Inc., Robert B. Kay, and Robert Erwin. The action alleged that the Company, its Chief Executive Officer, and its President made certain statements in violation of federal securities laws and sought an unspecified amount of damages. On May 6, 2015, the Company, Mr. Kay, and Mr. Erwin filed a motion to dismiss the amended class action complaint. On September 15, 2015, after voluntary mediation, the Plaintiffs and the Company reached an agreement-in-principle to settle the action.  On December 16, 2015, the Plaintiffs and the Company entered a Stipulation and Agreement of Settlement that provides, among other things, for settlement payments totaling $1,875,000 in exchange for the releases described therein.  That stipulation was filed with the Court on December 18, 2015 and, on April 21, 2016, the Court entered an Order and Final Judgment approving the settlement and dismissing the case. The settlement has been funded by the Company’s insurance carrier.

On December 4, 2015, a putative derivative action captioned Savage, Derivatively on Behalf of iBio, Inc., Plaintiff, v. Robert B. Kay, Arthur Y. Elliott, James T. Hill, Glenn Chang, Philip K. Russell, John D. McKey, and Seymour Flug, Defendants, and iBio, Inc., Nominal Defendant was filed in the Supreme Court of the State of New York, County of New York. The action alleged that the Company and its management made misstatements about the Company’s business resulting either from (i) a failure by iBio’s directors to establish a system of controls over the Company’s disclosures, or (ii) the directors’ consciously ignoring “red flags” relating to disclosures, and sought to recover an unspecified amount of damages. On January 15, 2016, the defendants filed a motion to dismiss all claims against them. On March 16, 2016, the plaintiff filed a Verified Amended Complaint alleging derivative claims generally along the same lines as the original complaint, together with purported direct breach of fiduciary duty and unjust enrichment claims based on the same conduct. The Verified Amended Complaint seeks to recover an unspecified amount of damages. On April 29, 2016, the defendants filed a motion to dismiss all claims against them. Plaintiffs’ opposition to the motion is due on or before June 6, 2016, and defendants have until June 27, 2016 to file a reply to the opposition.

15.	Segment Reporting

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

Three months ended March 31, 2016	United States	Brazil	Total

Net revenues	$379	$-	$379
Research and development expenses	1,048	-	1,048
General and administrative expenses	2,398	5	2,403
Operating loss	(3,067)	(5)	(3,072)

Three months ended March 31, 2015	United States	Brazil	Total

Net revenues	$349	$-	$349
Research and development expenses	815	-	815
General and administrative expenses	1,187	35	1,222
Operating loss	(1,653)	(35)	(1,688)

Nine months ended March 31, 2016	United States	Brazil	Total

Net revenues	$673	$-	$673
Research and development expenses	2,303	-	2,303
General and administrative expenses	5,492	17	5,509
Operating loss	(7,122)	(17)	(7,139)

Nine months ended March 31, 2015	United States	Brazil	Total

Net revenues	$1,535	$-	$1,535
Research and development expenses	2,731	-	2,731
General and administrative expenses	3,488	86	3,574
Operating loss	(4,684)	(86)	(4,770)

Total Assets for the Business Segments	United States	Brazil	Total

March 31, 2016 (unaudited)	$50,642	$23	$50,665
June 30, 2015	12,448	46	12,494

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

Overview

We are a biotechnology company focused on commercializing our proprietary technologies and developing select biopharmaceutical product candidates. The Company’s technologies constitute a proprietary, transformative platform for development and production of biologics using transient gene expression in hydroponically grown green plants.

Stated simply, iBio’s technologies harness the natural protein production capability that plants use to sustain their own growth, and direct it instead to produce proteins for a range of applications including for vaccines and biopharmaceuticals. The Company’s technologies can be used to produce a wide array of biologics and also to create and produce proprietary derivatives of preexisting products with improved properties. The Company has used its technologies and its collaborative relationships to assemble a diverse product candidate pipeline including products against fibrotic diseases, vaccines, enzyme replacements, monoclonal antibodies, and recombinant versions of marketed products that are currently derived from human blood plasma.

In addition to the broad array of biological products that can be produced with the Company’s technologies we believe our technologies offer other advantages that are not available with conventional manufacturing systems. These anticipated advantages may include reduced production time and lower operating costs. Further, we believe that the capital investment required to create facilities that will manufacture proteins using the Company’s technologies will be substantially less than the capital investment which would be required for the creation of similar capacity facilities utilizing conventional manufacturing methods dependent upon animal cells, bacterial fermenters and chicken eggs. Additionally, operating costs in a manufacturing facility using iBio’s platform are expected to be reduced significantly in comparison to conventional manufacturing processes due to the rapid nature of our production cycle and the elimination of the expenses associated with the operation and maintenance of bioreactors, fermenters, sterile liquid handling systems and other expensive equipment which is not required in connection with the use of the Company’s technologies.

Among the Company’s proprietary technologies are the patented iBioLaunch technology and the patented iBioModulator technology. Bio-Manguinhos/FioCruz, or FioCruz, a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil, is sponsoring the development an iBioLaunch-produced yellow fever vaccine to replace the vaccine it currently makes in chicken eggs for the populations of Brazil and more than 20 other nations. These advances are occurring subsequent to the demonstration of safety of iBioLaunch-produced vaccine candidates against each of the H1N1 “Swine” flu virus and the H5N1 avian flu virus in successfully completed Phase 1 clinical trials.

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

Our near-term focus is to realize two key objectives: (1) the establishment of additional business arrangements pursuant to which commercial, government and not-for-profit licensees will utilize the Company’s technologies in connection with the production and development of therapeutic proteins and vaccine products; and (2) the further development of select product candidates based upon or enhanced by our technology platforms. These objectives are the core components of our strategy to commercialize the proprietary technologies we have developed and validated.

Our strategy to engage in partnering and out-licensing of our technologies seeks to preserve the opportunity for iBio to share in the successful development and commercialization of product candidates by our licensees while enhancing our own capital and financial resources for development, alone or through commercial alliances with others, of high-potential product candidates based upon our technologies. In addition to financial resources we may receive in connection with the license of our technologies, we believe that successful development by third party licensees of iBio technology-enhanced product candidates will further validate our technologies, increase awareness of the advantages that may be realized by the use of such platforms and promote broader adoption of our technologies by additional third parties.

The advancement of iBio technology-enhanced product candidates is a key element of our strategy. We believe that selecting and developing products which individually have substantial commercial value and are representative of classes of pharmaceuticals that can be successfully produced using either or both of our technology platforms will allow us to maximize the near and longer term value of each platform while exploiting individual product opportunities. To realize this result, we are currently advancing designated product candidates through the preclinical phase of development and undertaking the studies required for submission of Investigational New Drug Applications, or INDs. The most advanced product candidate we are currently internally advancing through preclinical IND enabling studies is a proprietary recombinant protein we call IBIO-CFB03 for treatment of idiopathic pulmonary fibrosis, systemic sclerosis, and potentially other fibrotic diseases. To the extent that we anticipate the opportunity to realize additional value, we may elect to further the development of this or other product candidates through the early stages of clinical development before seeking to license the product candidate to other industry participants for late stage clinical development and if successful, commercialization.

On December 16, 2015, we formed iBio CMO, LLC (“iBio CMO”), a Delaware limited liability corporation, to develop and manufacture plant-made pharmaceuticals. As of December 31, 2015, we owned 100% of iBio CMO. On January 13, 2016, we entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CMO. We retained a 70% interest in iBio CMO and contributed a royalty bearing license which grants iBio CMO a non-exclusive license to use our proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. We retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using our technology.

iBio CMO’s operations will take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Affiliate granted iBio CMO a 34-year sublease for the facility. Commercial operations commenced in January 2016. iBio CMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases; and (3) Commercial technology transfer services.

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

Results of Operations

Comparison of Three Months ended March 31, 2016 (“2016”) versus March 31, 2015 (“2015”)

Revenue

Gross revenue for 2016 and 2015 was approximately $379,000 and $349,000, respectively, an increase of $30,000.

Revenue is primarily attributable to technology services provided to Bio-Manguinhos/FioCruz (“FioCruz”) in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engaged Fraunhofer USA Inc. (“Fraunhofer”) as a subcontractor to perform the services required. During 2013, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by the Company in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer. In June 2014, the Company, FioCruz and Fraunhofer amended their Collaboration and License Agreement reflecting a new work plan and work was resumed by Fraunhofer for the Company to continue development of a yellow fever vaccine using the Company’s iBioLaunch ™ technology. In 2016, revenue was higher due to laboratory tasks performed pursuant to the agreement with FioCruz.

Research and development expenses

Research and development expenses for 2016 were approximately $1,048,000, as compared to approximately $815,000 for 2015, an increase of approximately $233,000. Research and development expenses in 2015 include a reconciliation for services rendered prior to October 1, 2014. In 2016, expenses were higher also due to changes in the laboratory work performed reflective of progress in the research.

General and administrative expenses

General and administrative expenses for 2016 were approximately $2,403,000, as compared to approximately $1,222,000 for 2015, an increase of approximately $1,181,000. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company. The increase was primarily due to the expenses related to iBio CMO operations which commenced in December 2015 of approximately $900,000.

Other income (expense)

Other income (expense) for 2016 and 2015 was approximately ($313,000) and $11,000, respectively.

As discussed above, iBio CMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease. Such sublease is accounted for as a capital lease. In 2016, other income (expense) included interest expense of $323,000 incurred under the capital lease and interest and royalty income of $10,000. Other income in 2015 consisted of interest and royalty income

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CMO for the Eastern Affiliate for the three months ended March 31, 2016.

Results of Operations - Comparison of Nine Months ended March 31, 2016 (“2016”) versus March 31, 2015 (“2015”)

Revenue

Gross revenue for 2016 and 2015 was approximately $673,000 and $1,535,000, respectively, a decrease of $862,000.

Revenue has been attributable to technology services provided to Bio-Manguinhos/FioCruz (“FioCruz”) in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engaged Fraunhofer USA Inc. (“Fraunhofer”) as a subcontractor to perform the services required. During 2013, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting a new work plan. During this waiting period, no revenues were recognized by the Company in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer. In June 2014, the Company, FioCruz and Fraunhofer amended their Collaboration and License Agreement reflecting the new work plan and work was resumed by Fraunhofer for the Company to continue development of a yellow fever vaccine using the Company’s iBioLaunch ™ technology. In 2016, revenue was lower due to laboratory tasks performed pursuant to the agreement with FioCruz nearing completion, in some cases being completed, and therefore requiring less total work than previously necessary.

Research and development expenses

Research and development expenses for 2016 were approximately $2,303,000, as compared to approximately $2,731,000 for 2015, a decrease of approximately $428,000. Research and development expenses in 2015 include a reconciliation for services rendered prior to October 1, 2014. In 2016, expenses were lower also due to changes in the laboratory work performed reflective of progress in the research.

General and administrative expenses

General and administrative expenses for 2016 were approximately $5,509,000, as compared to approximately $3,574,000 for 2015, an increase of approximately $1,935,000. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company. The increase was primarily due to increases in legal expenses of $588,000 and expenses related to iBio CMO operations which commenced in December 2015 of approximately $900,000.

Other income (expense)

Other income (expense) for 2016 and 2015 was approximately ($297,000) and $30,000, respectively.

As discussed above, iBio CMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease. Such sublease is accounted for as a capital lease. In 2016, other income (expense) included interest expense of $323,000 incurred under the capital lease and interest and royalty income of $26,000. Other income in 2015 consisted of interest and royalty income.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CMO for the Eastern Affiliate for the nine months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2016, we had cash of $21.9 million as compared to $9.5 million as of June 30, 2015. The increase in cash was primarily attributable to proceeds received from stock purchase agreements from Eastern and a contribution for the formation of iBio CMO.

Net Cash Used in Operating Activities

Operating activities used $5.2 million in cash for the nine months ended March 31, 2016 to fund the loss for the period.

Net Cash Used in Investing Activities

For the nine months ended March 31, 2016, net cash used in investing activities was approximately $8,000 for additions to fixed assets.

Net Cash Provided by Financing Activities

For the nine months ended March 31, 2016, net cash provided by financing activities was approximately $17.7 million. The Company received approximately $3.2 million from Eastern from the sale of common stock and the exercise of warrants and $15 million from a capital contribution for the formation of iBio CMO, offset by a payment of $525,000 under the capital lease obligation.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of March 31, 2016, our accumulated deficit was approximately $54.9 million, and we used approximately $5.2 million of cash for operating activities for the nine months ended March 31, 2016. As of March 31, 2016, cash on hand was approximately $21.9 million. In April 2016, the Company received approximately $4.0 million from the sale of 6,500,000 shares of common stock to Eastern. The cash on hand and the proceeds from Eastern share purchase in April 2016 is expected to support the Company’s activities at least through March 31, 2017.

We have historically financed our activities through the sale of common stock and warrants. We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity and other securities and through proceeds realized in connection with license and collaboration arrangements and operation of the Company’s new subsidiary, iBio CMO.

On May 15, 2015, we entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (referred to below as “Aspire Capital”) pursuant to which we have the option to require Aspire Capital to purchase up to an aggregate of $15.0 million of shares of our common stock (the “Purchase Shares”) upon and subject to the terms of the 2015 Aspire Purchase Agreement. The description of the 2015 Aspire Purchase Agreement and other information included under the heading “Aspire Capital – 2015 Facility” set forth in Note 9 of the condensed consolidated financial statements included in this report is incorporated into this Item 2 by reference.

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

On January 13, 2016, the Company entered into a contract manufacturing joint venture with an affiliate (the “Eastern Affiliate”) of Eastern Capital Limited (“Eastern”), a stockholder of the Company. The Eastern Affiliate contributed $15 million in cash for a 30% interest in the Company’s subsidiary iBio CMO LLC (“iBio CMO”). The Company retained a 70% interest in iBio CMO and contributed a royalty bearing license which grants iBio CMO a non-exclusive license to use the Company’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. On January 13, 2016, the Company also entered into share purchase agreements with Eastern pursuant to which Eastern agreed to purchase 10 million shares of the Company’s common stock at $0.622 per share. The closing for the sale of 3,500,000 of such shares occurred on January 25, 2016. The closing for the remaining 6,500,000 shares occurred in April 2016. In addition, Eastern agreed to exercise warrants it previously acquired to purchase 1,784,000 shares of the Company’s common stock at $0.53 per share. As of the date of the filing of this report, iBio CMO has received $15 million for the capitalization of iBio CMO and the Company has received approximately $7.2 million from Eastern for the acquisition of 10 million shares of common stock and the exercise of the warrants. Prior to the issuance of the shares of common stock pursuant to the purchase agreements with Eastern, Eastern beneficially owned approximately 30% of the Company’s common stock, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on October 13, 2015, calculated in accordance with the SEC’s beneficial ownership rules. As of the closing of the purchase agreements with Eastern and the simultaneous exercise of by Eastern of its warrants to purchase iBio common stock, Eastern beneficially owned approximately 38% of the Company’s outstanding shares of common stock. See Note 9 in the consolidated financial statements for a further description of the transactions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2016, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP for interim financial information, and all applicable U.S. GAAP accounting standards effective as of March 31, 2016 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2016. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches by Fraunhofer of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. Briefing has been completed on a motion to dismiss filed by Fraunhofer in lieu of filing an answer to the complaint. Fraunhofer also has moved for a protective order in connection with certain discovery served by iBio. At the Court’s suggestion, the parties have agreed to brief, before the Court decides the motion for protective order, their respective positions on the scope of iBio’s rights under the parties’ agreements. The Court heard oral argument on this threshold issue on April 29, 2016. The Company is unable to predict the ultimate outcome of this action at this time.

On October 24, 2014, a putative class action captioned Juan Pena, Individually and on Behalf of All Others Similarly Situated v. iBio, Inc. and Robert B. Kay was filed in the United States District Court for the District of Delaware. The action alleged that the Company and its Chief Executive Officer made certain statements in violation of federal securities laws and sought an unspecified amount of damages. On February 23, 2015, the Court issued an order appointing a new lead plaintiff. On April 6, 2015, the plaintiffs filed an amended class action complaint in the same matter captioned Vamsi Andavarapu, Individually And On Behalf Of All Others Situated v. iBio, Inc., Robert B. Kay, and Robert Erwin. The action alleged that the Company, its Chief Executive Officer, and its President made certain statements in violation of federal securities laws and sought an unspecified amount of damages. On May 6, 2015, the Company, Mr. Kay, and Mr. Erwin filed a motion to dismiss the amended class action complaint. On September 15, 2015, after voluntary mediation, the Plaintiffs and the Company reached an agreement-in-principle to settle the action.  On December 16, 2015, the Plaintiffs and the Company entered a Stipulation and Agreement of Settlement that provides, among other things, for settlement payments totaling $1,875,000 in exchange for the releases described therein.  That stipulation was filed with the Court on December 18, 2015 and, on April 21, 2016, the Court entered an Order and Final Judgment approving the settlement and dismissing the case. The settlement has been funded by the Company’s insurance carrier.

On December 4, 2015, a putative derivative action captioned Savage, Derivatively on Behalf of iBio, Inc., Plaintiff, v. Robert B. Kay, Arthur Y. Elliott, James T. Hill, Glenn Chang, Philip K. Russell, John D. McKey, and Seymour Flug, Defendants, and iBio, Inc., Nominal Defendant was filed in the Supreme Court of the State of New York, County of New York. The action alleged that the Company and its management made misstatements about the Company’s business resulting either from (i) a failure by iBio’s directors to establish a system of controls over the Company’s disclosures, or (ii) the directors’ consciously ignoring “red flags” relating to disclosures, and sought to recover an unspecified amount of damages. On January 15, 2016, the defendants filed a motion to dismiss all claims against them. On March 16, 2016, the plaintiff filed a Verified Amended Complaint alleging derivative claims generally along the same lines as the original complaint, together with purported direct breach of fiduciary duty and unjust enrichment claims based on the same conduct. The Verified Amended Complaint seeks to recover an unspecified amount of damages. On April 29, 2016, the defendants filed a motion to dismiss all claims against them. Plaintiffs’ opposition to the motion is due on or before June 6, 2016, and defendants have until June 27, 2016 to file a reply to the opposition. Expenses of this litigation have been funded by the Company’s insurance carrier.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On January 13, 2016, the Company entered into a separate share purchase agreement with Eastern pursuant to which Eastern agreed to purchase 6,500,000 shares of the Company’s common stock at a price of $0.622 per share, subject to the approval of the Company’s stockholders. The Company’s stockholders approved the issuance of the 6,500,000 shares to Eastern at the Company’s annual meeting on April 7, 2016. On April 13, 2016, the Company issued the 6,500,000 shares and received proceeds of $4,043,000. These shares are subject to a three-year standstill agreement which will restrict additional acquisitions of the Company’s common stock by Eastern and its controlled affiliates to limit its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 38%, absent the approval by a majority of the Company’s board of directors.

The shares were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. The proceeds to the Company were used entirely for working capital purposes.

Item 6. Exhibits.

Exhibit Number

3.1	Certificate of Incorporation of the Company (1)
3.2	First Amended and Restated Bylaws of the Company (2)
4.1	Registration Rights Agreement, dated May 15, 2015, between the Company and Aspire Capital Fund, LLC (3)
10.1	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 3,500,000 shares of common stock (4)
10.2	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 6,500,000 shares of common stock (4)
10.3	Amended and Restated Limited Liability Company Operating Agreement of iBio CMO LLC, dated January 13, 2016, between the Company, Bryan Capital Investors LLC and iBio CMO LLC (5)
10.4	License Agreement, dated January 13, 2016, between the Company and iBio CMO LLC (5)
10.5	Sublease Agreement, dated January 13, 2016, between College Station Investors LLC and IBIO CMO LLC (5)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Labeled *
101.PRE	XBRL Taxonomy Extension Presentation *

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015 (Commission File No. 001-35023).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2016 (Commission File No. 000-35023).
(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 22, 2016 (Commission File No. 001-35023).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: May 23, 2016	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman

Date: May 23, 2016	/s/ Mark Giannone
Mark Giannone
Chief Financial Officer

