Form 10-K
period 2016-06-30
iBio, Inc.
filed 2016-10-13
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $30,100,00 as of December 31, 2015, based upon the closing sale price on the NYSE MKT of $0.56 per share reported for such date.

There were 89,109,410 shares of the registrant’s common stock issued and outstanding as of October 13, 2016.

iBio, Inc.

Annual Report on Form 10-K

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “iBio,” the “Company,” “we,” “us,” “our” and similar terms mean iBio, Inc.

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report on Form 10-K and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report on Form 10-K is as of October 13, 2016, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this report.

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

PART I

Item 1. Business.

Overview

We are a biotechnology company focused on commercializing our proprietary technologies and product candidates and providing product development and manufacturing services to clients and collaborators. The Company’s technologies constitute a proprietary, transformative platform for development and production of biologics in hydroponically grown green plants.

Stated simply, iBio’s technologies harness the natural protein production capability that plants use to sustain their own growth, and direct it instead to produce proteins for a range of applications including for vaccines and biopharmaceuticals. The Company’s technologies can be used to produce a wide array of biologics and also to create and produce proprietary derivatives of preexisting products with improved properties. The Company has used its technologies and its collaborative relationships to demonstrate the applicability of its technologies to a diverse range of product candidates including products against fibrotic diseases, vaccines, enzyme replacements, monoclonal antibodies, and recombinant versions of marketed products that are currently derived from human blood plasma.

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

Among the Company’s proprietary technologies are the patented iBioLaunch technology™, the patented iBioModulator™ technology, and additional newer and more advanced technologies. Bio-Manguinhos/Fiocruz, or Fiocruz, a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil, is sponsoring the development an iBioLaunch-produced yellow fever vaccine to replace the vaccine it currently makes in chicken eggs for the populations of Brazil and more than 20 other nations. These advances are occurring subsequent to the demonstration of safety of iBioLaunch-produced vaccine candidates against each of the H1N1 “Swine” flu virus and the H5N1 avian flu virus in successfully completed Phase 1 clinical trials.

We developed our iBioModulator technology based on the use of a modified form of the cellulose degrading enzyme lichenase, from Clostridium thermocellum, a thermophilic and anaerobic bacterium. iBioModulator enables an adjuvant component to be fused directly to preferred recombinant antigens to create a single protein for use in vaccine applications.

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

In addition to technology developed for iBio pursuant to agreements with Fraunhofer U.S.A., Inc., iBio’s more recently developed technologies provide the Company with higher expression yields of certain proteins and increased efficiency in adapting gene sequences to achieve specific product objectives. In addition, iBio is developing improved, proprietary manufacturing processes that the Company expects to protect as trade secrets.

Our near-term focus is to realize two key objectives: (1) the establishment of additional business arrangements pursuant to which commercial, government and not-for-profit licensees will utilize the Company’s technologies in connection with the development and manufacturing of therapeutic proteins and vaccine products; and (2) the further development of select product candidates based upon or enhanced by our technology platforms. These objectives are the core components of our strategy to commercialize the proprietary technologies we have developed and validated.

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

The advancement of iBio technology-enhanced product candidates is a key element of our strategy. We believe that selecting and developing products which individually have substantial commercial value and are representative of classes of pharmaceuticals that can be successfully produced using our technology platforms will allow us to maximize the near and longer term value of our technologies while exploiting individual product opportunities. To realize this result, we are currently internally advancing through preclinical IND enabling studies a proprietary recombinant protein we call IBIO-CFB03 for treatment of idiopathic pulmonary fibrosis, systemic sclerosis, and potentially other fibrotic diseases. To the extent that we anticipate the opportunity to realize additional value, we may elect to further the development of this or other product candidates through the early stages of clinical development before seeking to license the product candidate to other industry participants for late stage clinical development and if successful, commercialization.

On December 16, 2015, we formed iBio CMO LLC (“iBio CMO”), a Delaware limited liability corporation, to develop and manufacture plant-made pharmaceuticals. As of December 31, 2015, we owned 100% of iBio CMO. On January 13, 2016, we entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CMO. We retained a 70% interest in iBio CMO and contributed a royalty bearing license which grants iBio CMO a non-exclusive license to use our proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. We retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using our technology.

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

Proprietary iBio technologies have been used to advance development of certain products that have been commercially infeasible to develop with conventional technologies such as Chinese hamster ovary cell systems and microbial fermentation methods. They can be used to create and operate manufacturing facilities at substantially lower capital and operating costs. These include development and manufacture of both vaccine and therapeutic product candidates. iBio CMO is promoting commercial collaborations with third parties on the basis of these technology advantages and plans to work with customers to achieve laboratory scale technical milestones that can form the basis of longer-term manufacturing business arrangements. iBio itself is a client of iBio CMO for further IND advancement of its proprietary products beginning with IBIO-CFB03 for the treatment of a range of fibrotic diseases. iBio will work with iBio CMO on the production of IBIO-CFB03 for clinical trials and, with clinical success, for commercial launch.

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

Our Business

Our Technology Platforms – iBioLaunch, iBioModulator, and iBio Advanced Technologies

iBioLaunch

iBioLaunch is the name iBio uses to describe iBio’s proprietary, transformative platform comprising multiple technologies for the development and production of therapeutic proteins and vaccines using transient gene expression in green plants. Based upon the results of successful Phase 1 clinical trials demonstrating the safety of vaccine candidates against H1N1 influenza and H5N1 influenza, immunogenicity data from in vivo preclinical studies in well-established highly predictive animal models and results from feasibility studies and other discovery and development work we have performed, we believe that the iBioLaunch platform can produce therapeutic proteins and vaccines more efficiently, as measured by time, cost and yield, than current conventional biologics manufacturing methods. As awareness of these advantages increases, we expect broader adoption of the iBioLaunch platform by biologics market participants.

An additional advantage of the iBioLaunch platform includes successful production of proteins that are difficult or impossible to produce on a commercially practical basis with conventional systems. This unique capability has been demonstrated by production of antigens for vaccine candidates for both hookworm and malaria, each of which requires production and purification of proteins that could not be feasibly made with other systems. For companies developing proprietary product opportunities, challenges often include overcoming obstacles to efficient production of complex or multiple proteins with simultaneous control of enzymes that modify the properties of the desired end product. iBioLaunch technology offers the flexibility and sophistication necessary to enable practical development of such complex products.

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

iBioModulator

In addition to iBioLaunch, we have developed iBioModulator, a technology platform that is designed to improve the potency and duration of effect of both prophylactic and therapeutic vaccines produced with any recombinant expression technology including iBioLaunch. We developed our iBioModulator technology based on the use of a modified form of the cellulose degrading enzyme lichenase from Clostridium thermocellum, a thermophilic and anaerobic bacterium.

iBioModulator technology enables an adjuvant component to be fused directly to preferred recombinant antigens to create a single protein for use in vaccine applications.

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

iBio Advanced Technologies

iBio has developed and acquired rights to additional proprietary technologies that are superior to our earlier technologies for certain applications and that in some cases are associated with individual products such as our IBIO-CFB03 product candidate for fibrotic diseases. iBio Advanced Technologies include rights to certain patented and unpatented technologies developed by Novici Biotech LLC, patents and unpatented inventions licensed from the University of Pittsburgh, and novel manufacturing methods and processes developed by iBio CMO LLC.

Application of iBio Technologies - Target Markets and Product Candidates

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

Currently, we are engaged in efforts to commercialize our technology platforms. Our strategy is to enter important markets through license agreements, commercial collaborations, and manufacturing contracts. Our current marketing efforts focus on those decision makers whom we expect will be attracted to the cost and efficiency advantages that may be obtained through use of our platforms. We believe that the advantages of our platforms will enable us to compete effectively against the providers of other manufacturing systems that may be slower, more capital intensive and more costly to operate. We anticipate realizing revenues in connection with licenses we may grant and technology transfer services we may provide.

In all geographic regions, including the U.S. and Western Europe, the robust ability of our technology platforms to favorably produce a wide range of protein types, including our ability to produce product candidates that are otherwise not feasible to commercially manufacture, offers us the opportunity to obtain value through exclusive, individual product licenses which can be worldwide or geographically limited. In other geographic regions, such as Brazil, India and China where the economies and middle classes are growing rapidly and decision-makers are building domestic biologics infrastructures, we anticipate entering into and deriving revenues from licenses that may include multiple product categories to which our technology applies.

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

To enhance our success in the commercialization of our multiple technologies, we are engaging in efforts to advance select iBio sponsored product candidates. Our current internal efforts focus on the further development of a proprietary recombinant protein product candidate, IBIO-CFB03, for the treatment of idiopathic pulmonary fibrosis, systemic sclerosis, and other fibrotic diseases. We have selected this product candidate for further advancement on the basis of its individual commercial value and its value as representative of a class of products in an attractive market that may be successfully derived from the iBio platform. We believe that demonstration of successful utilization of technologies by each of us and our license partners will enhance market awareness of the broad applicability and potential advantages realizable with the platforms and generate increased opportunities for us to realize value from these assets.

Product Candidates

The table below summarizes key information regarding examples of the categories and product classes and the status of product candidates generated from our platforms:

Market	Class	Product	Status /Other

Therapeutic Protein	Anti-fibrosis Protein Plasma-Derived Proteins	IBIO-CFB03 C1 Esterase Inhibitor	Preclinical Orphan Designation Feasibility Demonstrated
	Enzyme Replacement	Alpha-Galactosidase	Feasibility Demonstrated
	Monoclonal Antibodies	Palivizumab	Feasibility Demonstrated

Vaccines	Viral Disease Vaccines	H1N1 Influenza	Phase I – Completed
		H5N1 Influenza	Phase I – Completed
		Yellow Fever	Preclinical
	Parasitic Pathogen Vaccine	Malaria	Phase I
		Hookworm	Phase I
	Therapeutic Vaccine	Human Papillomavirus (HPV)	Feasibility Demonstrated

Biodefense	Bacterial Disease Vaccine	Anthrax	Phase I
	Bacterial Disease Vaccine	Anthrax/Plague	Feasibility Demonstrated
	Monoclonal Antibody	Anthrax	Feasibility Demonstrated

Therapeutic Protein Product Candidates

Using our proprietary technologies, we have expressed and demonstrated the feasibility of production of many classes of therapeutic proteins. The proteins that we have successfully produced range from large and complex monoclonal antibodies to smaller proteins such as interferons, growth factors, and enzymes.

IBIO-CFB03, a Proprietary Product for Treatment of Fibrosis

iBio has exclusively licensed and is developing, on its iBioLaunch™ platform and with its more advanced technology, an innovative new product we have designated “IBIO-CFB03” for treatment of idiopathic pulmonary fibrosis (IPF) and systemic sclerosis (SSc), both fatal and incurable diseases. The total number of people affected by systemic sclerosis and IPF, while large in comparison to many biotechnology target markets, is small enough for iBio’s drug to qualify for the regulatory and financial benefits available under U.S. and European Orphan Drug incentives.

iBio’s candidate product has demonstrated efficacy in both animal disease models and through the reversal of fibrosis in human skin organ culture. Preclinical studies have established a strong safety profile for IBIO-CFB03 with no toxicity seen at concentrations well above the predicted effective doses. The drug is readily diffusible into organs and tissues and can reach its target site via several modes of administration. Systemic administration is effective at reducing skin and lung fibrosis. The anti-fibrotic effects of IBIO-CFB03 are observed even after the onset of fibrosis, suggesting that it is capable of reversing fibrosis—an effect not observed with any of the potential anti-fibrotic therapies that are currently in clinical use. Patients with existing fibrosis enter the clinic long after the onset of their disease, and thus do not benefit significantly from a drug used to prevent fibrosis rather than treat existing fibrosis.

Experimental drugs demonstrating efficacy against life-threatening diseases in early clinical trials are given higher priority review for marketing approval by regulatory agencies in the U.S. and Europe. In addition, both the U.S. and Europe offer financial and regulatory incentives for the development of new drugs for the treatment of smaller patient populations (Orphan Drugs), and such drugs can be approved for marketing faster and with less total investment than drugs that are intended to treat major diseases. iBio has obtained Orphan Drug designation for its drug candidate for systemic sclerosis.

Recombinant forms of Plasma Derived Products

Using iBioLaunch, we have successfully produced human C1 esterase inhibitor and human alpha 1-antitrypsin, each of which is an important therapeutic product that has been traditionally derived from human blood plasma. The production via the iBioLaunch system of plasma-sparing recombinant forms of these products offers an alternative process that may lessen reliance on human blood supplies and eliminate the safety concerns that may be associated with use of animal and human cells or other tissue components.

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

The ability of the iBioLaunch platform to manufacture proteins that are difficult or impossible to produce on a commercially practical basis with conventional manufacturing systems has been demonstrated by the production of antigens for vaccine candidates for both hookworm and malaria. These iBioLaunch-produced vaccine candidates are being developed by the Sabin Institute and the Bill and Melinda Gates Foundation, respectively, and each is being advanced to Phase 1 clinical trials that are expected to commence in the next 12 months, subject availability of funding at each respective organization and satisfaction of other conditions.

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

Biodefense Countermeasures

Our technology platforms have advantages that we believe are particularly well suited for the biodefense market. Speed of production and capability to produce both vaccines and therapeutic proteins using the iBioLaunch platform and the potential to improve performance of vaccines through the application of the iBioModulator platform are each key features of biologics manufacturing systems that may be sought by governments and state corporations seeking to establish autonomous capabilities to protect their populations from bioterrorism threats. In addition to our demonstration of the feasibility of iBioLaunch produced monoclonal antibody candidates for the treatment of anthrax, next generation anthrax vaccine candidates derived from the iBioLaunch platform have been evaluated by our collaborator, Fraunhofer, pursuant to a funding award granted to Fraunhofer in December 2012 by the National Institute of Allergy and Infectious Diseases. With Fraunhofer, we are evaluating opportunities and seeking funding from additional sources to further demonstrate the applicability and advantages of our platforms in connection with the development of biodefense countermeasures.

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

The Settlement Agreement, which was intended to better align the mutual interests of iBio and Fraunhofer, has the following effects:

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

In April 2013, together with GEHC, we announced that Fiocruz had committed to build and had recently contracted with GEHC for the design of new plant-based manufacturing facility that would use our iBioLaunch technology.

Although the Fiocruz project is proceeding, and was the subject of a recent visit of the Fiocruz team to the iBio CMO facility and discussions with senior iBio management, political and economic conditions in Brazil have affected the original schedule and may continue to affect the prospective schedule for development and completion.

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

For the year ended June 30, 2016, under the Amended Agreement, the Company recognized revenue of $758,000 for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount — $758,000 – due Fraunhofer for that work.

License and Collaboration with Caliber Biotherapeutics LLC

In February 2013, we entered into a license with Caliber Biotherapeutics LLC, a for-profit biotechnology company that is focused on the development and commercialization of therapeutic proteins. This license to Caliber is for use of the iBioLaunch platform in connection with the development of an undisclosed monoclonal antibody-based therapeutic protein for an oncology indication. Caliber will conduct and fund the development of the product candidate and if successfully developed and commercialized, iBio will receive royalties on the sale of such product and other revenues. Although the license is still valid, product development and other activities by Caliber have been suspended without a disclosed plan for resumption.

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

Through June 30, 2016, Fraunhofer has been awarded a total of approximately $33 million in grants from the Bill & Melinda Gates Foundation for development of product candidates based on the iBioLaunch platform and for research and development of vaccines against influenza, including H5N1 avian influenza, malaria and African sleeping sickness (trypanosomiasis). To facilitate the grant and continuing support by the Bill & Melinda Gates Foundation of the activities undertaken by Fraunhofer, we agreed to make our iBioLaunch platform available to various programs to complete development and provide “Global Access” to vaccines against influenza, rabies virus, malaria and trypanosomiasis, provided that if the Bill & Melinda Gates Foundation and Fraunhofer do not pursue such programs to completion, the subject rights revert to us. The term “Global Access” means access for people most in need within the developing world in low income and lower-middle-income countries, as identified by the World Bank. Because we have exclusive commercial rights to the technology and these products for human health applications, this grant and any further similar grants benefit us by enabling the enhancement of Fraunhofer to enhance our platform technology and expansion of the information about the technical performance of product candidates derived from our technology. We may decide to commercially license such technology to collaborators for advancement into human clinical evaluation and eventual commercial development.

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

Manufacturing

In addition to the platform and product development engagements, in 2006, we engaged Fraunhofer to create a prototype production module for products made through the use of the iBioLaunch platform. The purpose of this engagement was to attract grants for the improvement of the prototype to become a pilot plant and to demonstrate the ease and economy with which iBioLaunch-derived products could be manufactured in order to attract potential licensees and increase the value of our share of business arrangements entered into with entities. The prototype design, which encompassed the entire production process from seeding, pre-infiltration plant growth, infiltration of plants with agrobacteria, harvesting of plant tissue and purification of target proteins, was completed in May 2008. A pilot plant based upon this prototype funded substantially by DARPA was subsequently constructed by Fraunhofer at its facility in Newark, Delaware. The physical assets consisting of the pilot plant, and the equipment in it, are owned by Fraunhofer and have been validated for current Good Manufacturing Practices (“cGMP”) production, but all the proprietary intellectual property pertaining to those physical assets is property of iBio. We are not limited to the use of this facility and have also contracted with Caliber Biotherapeutics LLC for certain manufacturing services. We also expect to contract with other third party providers for development, manufacturing, fill and finish services.

In January 2016, we entered into a contract manufacturing joint venture operated through our subsidiary iBio CMO, which is owned 70% by iBio and 30% by an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company. iBio CMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases; and (3) Commercial technology transfer services. We contributed to iBio CMO a royalty bearing license which grants iBio CMO a non-exclusive license to use our proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes.

iBio CMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern, as sublandlord. The facility is a Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. iBio CMO has been granted a 34-year sublease for the facility. Commercial operations commenced in January 2016.

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

Intellectual Property

We exclusively control intellectual property developed at Fraunhofer for human health applications. We also exclusively control the veterinary field for plant-made influenza vaccines. In addition, we have an exclusive worldwide license agreement with the University of Pittsburgh covering U.S. and foreign patents and patent applications and related intellectual property owned by the University of Pittsburgh pertinent to the use of endostatin peptides for the treatment of fibrosis. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and products and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology.

We currently own 20 U.S. patents and 47 international patents. We have an exclusive license to three U.S. patents and one application. Additionally, we have one U.S. and one international patent application allowed, as well as four U.S. and 15 international applications pending. International patents and applications include numerous foreign countries including Australia, Brazil, Canada, China, Hong Kong, India, Korea, and several countries in Europe. We continue to prepare patent applications relating to our expanding technology in the U.S. and abroad.

The technology and products covered by our issued and pending patent applications is summarized below:

Technology and Product Patents (U.S.)

o	Virus-induced gene silencing in plants
o	Transient expression of foreign genes in plants
o	Production of foreign nucleic acids and polypeptides in sprout systems
o	Production of pharmaceutically active proteins in sprouted seedlings
o	Systems and method for clonal expression in plants
o	Recombinant carrier molecule for expression, delivery and purification of target polypeptides
o	Influenza antigens, vaccine compositions, and related methods
o	Plague antigens, vaccine compositions, and related methods
o	Influenza therapeutic antibodies
o	Trypanosomiasis vaccine
o	Anthrax antigens, vaccine compositions, and related methods
o	Use of endostatin peptides for the treatment of fibrosis

 Pending Technology Patent Applications (U.S. and International)

o	Virus-induced gene silencing in plants
o	Activation of transgenes in plants by viral vectors
o	Protein production in seedlings
o	Agroinfiltration of plants with launch vector
o	Transient expression of proteins in plants
o	Thermostable carrier molecule
o	Protein expression in clonal root cultures
o	Production of proteins in plants with launch vector
o	In vivo deglycosylation of recombinant proteins in plants

Pending Product Patent Applications (U.S. and International)

o	Antibodies
o	Influenza vaccines
o	Influenza therapeutic antibodies
o	Anthrax vaccines
o	Plague vaccines
o	HPV vaccines
o	Trypanosomiasis vaccine
o	Malaria vaccines
o	Endostatin fragments and variants for use in treating fibrosis

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

While we believe that the potential advantages of our technologies will enable us to compete effectively against other providers of technology for biologic product manufacturing, many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through arrangements with large and established companies, and this may reduce the value of our platform technologies for the purposes of establishing license agreements. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

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

Employees

As of October 13, 2016, we had eight employees in iBio and eighteen employees in iBio CMO. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We consider our relations with our employees to be good. Since our business strategy is based on outsourcing some of our development and clinical trial work to third parties, we believe this staffing level will be sufficient to meet our needs.

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

Since our 2008 spinoff from Integrated BioPharma, Inc., we have incurred operating losses and negative cash flows from operations. Our net loss was approximately $10.7 million for the year ended June 30, 2016 and approximately $6.6 million for the year ended June 30, 2015. As of June 30, 2016, we had an accumulated deficit of approximately $57.6 million.

To date, we have financed our operations primarily through the sale of common stock and warrants. We have devoted substantially all of our efforts to research and development, including the development and validation of our technology platforms and the development of a proprietary therapeutic product against fibrosis based upon our platform. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if we:

·	initiate clinical trials of our product candidates;

·	continue the research and development of our product candidates;

·	seek to discover additional product candidates; and

·	add operational, financial and management information systems and personnel, including personnel to support our product development efforts.

To become and remain profitable, we must succeed in commercializing our technology platforms or we, alone or with our licensees, must succeed in developing and eventually commercializing products that generate significant revenue. This will require us, alone or with our licensees and collaborators, to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained or establishing collaborations with parties willing and able to provide necessary capital or other value. We may never succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

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

On May 15, 2015, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”), pursuant to which we have the option to require Aspire Capital to purchase up to an aggregate of $15.0 million of shares of our common stock upon and subject to the terms of the agreement over the 36-month term of the agreement. The agreement with Aspire Capital is more fully described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources. The extent to which we utilize the purchase agreement with Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Aspire Capital under the purchase agreement on any given day and during the term of the agreement is limited. Additionally, we and Aspire Capital may not effect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default under the purchase agreement. Even if we are able to access the full $15.0 million under the purchase agreement, we may still need additional capital to fully implement our business, operating and development plans.

On November 20, 2014, we filed with the Securities and Exchange Commission a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the Securities and Exchange Commission on December 2, 2014. This registration statement allows us, from time to time, to offer and sell shares of common stock, shares of preferred stock, debt securities, units comprised of shares of common stock, preferred stock, debt securities and warrants in any combination, and warrants to purchase common stock, preferred stock, debt securities and/or units, up to a maximum aggregate amount of $100 million of such securities. On May 29, 2015, we filed a prospectus supplement to the Registration Statement registering $15.0 million of our common stock that we may issue and sell to Aspire Capital from time to time pursuant to the purchase agreement described above, together with the 450,000 Commitment Shares issued to Aspire Capital in consideration for entering into the agreement. We currently have no other firm agreements with any third parties for the sale of our securities pursuant to this registration statement.

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

We expect that our existing cash on hand as of June 30, 2016 in the amount of $23 million, together with funds we expect to develop from future sales pursuant to the Aspire agreement, will be sufficient to meet our projected operating requirements through fiscal year ending June 30, 2017. We have based this projection on assumptions that may prove to be wrong, in which case we may deplete our cash resources sooner than we currently anticipate. Our future capital requirements will depend on many factors, including:

·	our ability to attract additional licensees or other third parties willing to fund development, and if successful, commercialization of product candidates;

·	the success and expansion of our existing collaboration with Fiocruz and any new license agreements we may enter into;

·	the costs, timing and regulatory review of our product candidates;

·	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

·	the extent to which we acquire or invest in businesses, products and technologies.

Conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the data necessary to attract additional licensees and we and our current licensees may never generate the data required for product candidates to obtain the regulatory approvals necessary for product sales. Even if approved, product candidates may not achieve commercial success. Currently, we expect our commercial revenues, if any, to be product development fees, development milestone payments, and other license proceeds, including royalties derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, to achieve our business objectives we will need to continue to rely on additional financing which may not be available to us on acceptable terms, or at all.

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

We commenced independent operations in 2008, and our operations to date have included organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary technology platforms, identifying potential product candidates and undertaking, through third parties, preclinical trials and clinical trials of product candidates derived from our technologies. Certain iBioLaunch-derived vaccine candidates have been evaluated in completed or ongoing Phase 1 clinical trials; however, all our other vaccine and therapeutic protein product candidates are still in preclinical development. Neither we nor our collaborators have completed any other clinical trials for any vaccine or therapeutic protein product candidate produced using iBio technology. As a result, we have not yet demonstrated our ability to successfully complete any Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any conclusion you reach about our future success or viability may not be as predictive as it might be if we had a longer operating history.

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

We have based our research and development efforts on our technology platforms and product candidates derived from such platforms. Notwithstanding our large investment to date and anticipated future expenditures in these platforms, we have not yet developed, and may never successfully develop, any marketed products using these technologies. As a result of our exclusive use of our own platforms, we may fail to address or develop product candidates based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success.

We also may not be successful in our efforts to identify or discover additional product candidates using our technology platforms. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

Excepting a limited number of vaccine candidates that have been evaluated in completed Phase 1 clinical trials, all our other vaccine and therapeutic protein product candidates are still in preclinical development. Our ability to generate product sales revenues for our own products, which we do not expect will occur for many years, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We seek to establish and collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization of iBioLaunch-produced and iBioModulator-enhanced product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration depends, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we fail to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development or the development of one or more of our other product candidates, or increase our expenditures and undertake additional development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

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

Risks Related to iBio CMO’s Operations

If iBio CMO is unable to provide quality and timely offerings to its customers, its business could suffer, which could have a material adverse impact on our business and results of operations.

In January 2016, we entered into a contract manufacturing joint venture operated through our subsidiary iBio CMO, which is owned 70% by iBio and 30% by an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company. iBio CMO operates on the basis of three parallel lines of business: (1) Development and manufacturing of third party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases; and (3) Commercial technology transfer services. iBio CMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern, as sublandlord. The facility is a Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals.

A failure of quality control systems in iBio CMO’s facilities could cause problems to arise in connection with facility operations or during preparation or provision of products, in both cases, for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or environmental factors. Such problems could affect production of a particular batch or series of batches, requiring the destruction of products, or could halt facility production altogether. In addition, failure to meet required quality standards may result in failure to timely deliver products to customers. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers, damage to and possibly termination of existing customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before a product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.

A failure by iBio CMO to attract and maintain customers and any reduction in spending or demand for iBio CMO’s manufacturing, development and technology transfer services could have a material adverse effect on our business.

iBio CMO’s operations will depend, in part, on its ability to attract and maintain customers for its development, manufacturing and technology transfer services and on the amount of customer spending on such services. If iBio CMO fails to attract customers or its customers’ and potential customers’ spending on iBio CMO’s services is reduced, this may have a material adverse effect on our business, results of operations and financial condition.

iBio CMO’s operations are subject to environmental, health and safety laws and regulations, which could increase costs and restrict operations in the future.

iBio CMO’s operations are subject to a variety of environmental, health and safety laws and regulations, including those of the Environmental Protection Agency and equivalent local and state agencies. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Any failure to comply with environmental, health and safety requirements could result in the limitation or suspension of production or monetary fines or civil or criminal sanctions, or other future liabilities. iBio CMO is also subject to laws and regulations governing the destruction and disposal of raw materials and the handling and disposal of regulated material.

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

We are entitled under our certificate of incorporation to issue up to 175 million shares of common stock, par value $.001 per share, and 1 million shares of preferred stock, with no par value. As of June 30, 2016, we had issued and outstanding approximately 89.1 million shares of common stock, and 12.3 million options to purchase shares of common stock. Additionally, we had approximately 2.7 million shares of common stock reserved for future issuance of additional option grants under our 2008 Omnibus Equity Incentive Plan and 14.9 million shares reserved under the 2015 Aspire Purchase Agreement. Accordingly, we will be able to issue up to approximately 56 million additional shares of common stock and 1 million shares of preferred stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The issuance of preferred stock or additional shares of common stock could adversely affect the rights of the holders of shares of our common stock.

Our Board of Directors is authorized to issue up to 1 million shares of preferred stock without any further action on the part of our stockholders. Our Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Currently, we have no shares of preferred stock outstanding. Our Board of Directors may, at any time, authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to the redemption of the shares, together with a premium, before the redemption of our common stock, which may have a material adverse effect on the rights of the holders of our common stock. In addition, our Board of Directors, without further stockholder approval, may, at any time, issue large blocks of preferred stock. In addition, the ability of our Board of Directors to issue shares of preferred stock without any further action on the part of our stockholders may impede a takeover of our company and may prevent a transaction that is favorable to our stockholders.

Risks Related to Our Agreement with Aspire Capital

Sales of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of our common stock acquired by Aspire Capital could cause the price of our common stock to decline.

On May 29, 2015, we filed a prospectus supplement to our Registration Statement on Form S-3 (Registration No. 333-200410) registering $15.0 million of our common stock that we may issue and sell to Aspire Capital from time to time pursuant to the purchase agreement that we entered into with Aspire Capital on May 15, 2015, which is described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, together with 450,000 commitment shares issued to Aspire Capital in consideration for entering into the purchase agreement. It is anticipated that shares offered to Aspire Capital will be sold over a period of up to 36 months from the date of the prospectus supplement. The number of shares ultimately offered for sale to Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the agreement with Aspire Capital may cause the trading price of our common stock to decline.

Aspire Capital may ultimately purchase all, some or none of the $15.0 million of our common stock that we may sell under the agreement. After Aspire Capital has acquired shares under the agreement, it may sell all, some or none of those shares. Sales to Aspire Capital by us pursuant to the agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Aspire Capital and the agreement with Aspire Capital may be terminated by us at any time at our discretion without any cost to us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

Our corporate office is located in subleased space, leased on a month-to-month basis, at 600 Madison Avenue, New York, New York, and includes shared use of common facilities. In this space, we perform or maintain oversight of our administrative, clinical development, regulatory affairs and business development functions.

iBio CMO’s operations take place in Bryan, Texas in a facility controlled by an affiliate of Eastern Capital Limited, the largest stockholder of the Company, as sublandlord. The facility is a 139,000 square foot Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. iBio CMO has a 34-year sublease for the facility. Commercial operations commenced in January 2016. iBio CMO operates on the basis of three parallel lines of business: (1) Development and manufacturing of third party products; (2) Development and production of the Company’s proprietary product(s) for treatment of fibrotic diseases; and (3) Commercial technology transfer services.

Item 3. Legal Proceedings.

The following information supplements and amends our discussion set forth under Part II, Item 1 “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Lawsuits

On October 22, 2014, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against PlantForm Corporation (“PlantForm”) and PlantForm’s president seeking equitable relief and damages based upon PlantForm’s interference with several contracts between the Company and Fraunhofer USA, including its Center for Molecular Biotechnology unit, (“Fraunhofer”) and one of the Company’s consultants and misappropriating the Company’s intellectual property including trade secrets and know-how.  On May 14, 2015, after mediation ordered and supervised by the Chancery Court, PlantForm represented and agreed that all drug development and manufacturing activities of PlantForm with Fraunhofer had ceased and would not be renewed at least until after the termination of the Company’s litigation regarding similar subject matter with Fraunhofer, and all of the accrued claims between the Company and PlantForm and its President were voluntarily dismissed with prejudice.

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. Briefing was completed on a motion to dismiss filed by Fraunhofer in lieu of filing an answer to the complaint. Fraunhofer also moved for a protective order in connection with certain discovery served by iBio. The Court bifurcated the action to first resolve the threshold question in the case – the scope of iBio’s ownership of the technology developed or held by Fraunhofer — before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument on this threshold issue on April 29, 2016, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and is entitled to receive a transfer of the technology from Fraunhofer. On September 19, 2016, Fraunhofer informed the Court that it does not intend to pursue its motion for protective order at this time. iBio intends to seek leave of Court to supplement and amend its current complaint to add additional state law claims against Fraunhofer. The Company is unable to predict the further outcome of this action at this time.

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

On December 4, 2015, a putative derivative action captioned Savage, Derivatively on Behalf of iBio, Inc., Plaintiff, v. Robert B. Kay, Arthur Y. Elliott, James T. Hill, Glenn Chang, Philip K. Russell, John D. McKey, and Seymour Flug, Defendants, and iBio, Inc., Nominal Defendant was filed in the Supreme Court of the State of New York, County of New York. The action alleged that the Company and its management made misstatements about the Company’s business resulting either from (i) a failure by iBio’s directors to establish a system of controls over the Company’s disclosures, or (ii) the directors’ consciously ignoring “red flags” relating to disclosures, and sought to recover an unspecified amount of damages. On January 15, 2016, the defendants filed a motion to dismiss all claims against them. On March 16, 2016, the plaintiff filed a Verified Amended Complaint that added an additional named plaintiff and alleged derivative claims generally along the same lines as the original complaint, together with purported direct breach of fiduciary duty and unjust enrichment claims based on the same conduct. The Verified Amended Complaint seeks to recover an unspecified amount of damages. On April 29, 2016, the defendants filed a motion to dismiss all claims against them. Plaintiffs’ opposition to the motion was filed on before June 6, 2016. On June 22, 2016, the plaintiffs advised the Court that the parties had reached a settlement in principle, and on July 1, 2016, the Court ordered that the defendants’ pending motion to dismiss be withdrawn without prejudice. The terms of the settlement are subject to preliminary and final approval by the Court. The Company expects that the settlement will be funded by the Company’s insurance carrier.

Item 4. Mine Safety Disclosures.

Not applicable.

 PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE MKT under the trading symbol “IBIO.”

The following table sets forth the high and low sale prices for our common stock during the years ended June 30, 2016 and 2015 as reported by the NYSE MKT. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low
Year ended June 30, 2016:
First Quarter	$0.95	$0.62
Second Quarter	$0.71	$0.55
Third Quarter	$0.65	$0.45
Fourth Quarter	$0.74	$0.56

Year ended June 30, 2015:
First Quarter	$0.75	$0.39
Second Quarter	$3.21	$0.61
Third Quarter	$1.06	$0.42
Fourth Quarter	$1.13	$0.74

Holders

As of October 13, 2016, there were 194 holders of record of our common stock.

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

Overview

We are a biotechnology company focused on commercializing our proprietary technologies and product candidates and providing product development and manufacturing services to clients and collaborators. The Company’s technologies constitute a proprietary, transformative platform for development and production of biologics in hydroponically grown green plants.

Stated simply, iBio’s technologies harness the natural protein production capability that plants use to sustain their own growth, and direct it instead to produce proteins for a range of applications including for vaccines and biopharmaceuticals. The Company’s technologies can be used to produce a wide array of biologics and also to create and produce proprietary derivatives of preexisting products with improved properties. The Company has used its technologies and its collaborative relationships to demonstrate the applicability of its technologies to a diverse range of product candidates including products against fibrotic diseases, vaccines, enzyme replacements, monoclonal antibodies, and recombinant versions of marketed products that are currently derived from human blood plasma.

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

Among the Company’s proprietary technologies are the patented iBioLaunch technology, the patented iBioModulator technology, and additional newer and more advanced technologies. Bio-Manguinhos/Fiocruz, or Fiocruz, a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil, is sponsoring the development an iBioLaunch-produced yellow fever vaccine to replace the vaccine it currently makes in chicken eggs for the populations of Brazil and more than 20 other nations. These advances are occurring subsequent to the demonstration of safety of iBioLaunch-produced vaccine candidates against each of the H1N1 “Swine” flu virus and the H5N1 avian flu virus in successfully completed Phase 1 clinical trials.

We developed our iBioModulator technology based on the use of a modified form of the cellulose degrading enzyme lichenase from Clostridium thermocellum, a thermophilic and anaerobic bacterium. iBioModulator enables an adjuvant component to be fused directly to preferred recombinant antigens to create a single protein for use in vaccine applications.

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

In addition to technology developed for iBio pursuant to agreements with Fraunhofer U.S.A., Inc., iBio’s more recently developed technologies provide us with higher expression yields of certain proteins and increased efficiency in adapting gene sequences to achieve specific product objectives. In addition, we are developing improved, proprietary manufacturing processes that we expect to protect as trade secrets.

Our near-term focus is to realize two key objectives: (1) the establishment of additional business arrangements pursuant to which commercial, government and not-for-profit licensees will utilize the Company’s technologies in connection with the development and manufacturing of therapeutic proteins and vaccine products; and (2) the further development of select product candidates based upon or enhanced by our technology platforms. These objectives are the core components of our strategy to commercialize the proprietary technologies we have developed and validated.

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

The advancement of iBio technology-enhanced product candidates is a key element of our strategy. We believe that selecting and developing products which individually have substantial commercial value and are representative of classes of pharmaceuticals that can be successfully produced using our technology platforms will allow us to maximize the near and longer term value of our technologies while exploiting individual product opportunities. To realize this result, we are currently internally advancing through preclinical IND enabling studies a proprietary recombinant protein we call IBIO-CFB03 for treatment of idiopathic pulmonary fibrosis, systemic sclerosis, and potentially other fibrotic diseases. To the extent that we anticipate the opportunity to realize additional value, we may elect to further the development of this or other product candidates through the early stages of clinical development before seeking to license the product candidate to other industry participants for late stage clinical development and if successful, commercialization.

On December 16, 2015, we formed iBio CMO LLC (“iBio CMO”), a Delaware limited liability corporation, to develop and manufacture plant-made pharmaceuticals. As of December 31, 2015, we owned 100% of iBio CMO. On January 13, 2016, we entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CMO. We retained a 70% interest in iBio CMO and contributed a royalty bearing license which grants iBio CMO a non-exclusive license to use our proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. We retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using our technology.

iBio CMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Affiliate granted iBio CMO a 34-year sublease for the facility. Commercial operations commenced in January 2016. iBio CMO operates on the basis of three parallel lines of business: (1) Development and manufacturing of third party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases; and (3) Commercial technology transfer services.

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

Results of Operations

Revenue

Gross revenue for 2016 and 2015 was approximately $.95 million and $1.85 million, respectively, a decrease of $.9 million.

Revenue has been primarily attributable to technology services provided to Bio-Manguinhos/Fiocruz (“Fiocruz”) in connection with the development by Fiocruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engaged Fraunhofer USA Inc. (“Fraunhofer”) as a subcontractor to perform the services required. During 2013, the Company, Fiocruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting a new work plan. During this waiting period, no revenues were recognized by the Company in connection with services provided to Fiocruz through the subcontract arrangement with Fraunhofer. In June 2014, the Company, Fiocruz and Fraunhofer amended their Collaboration and License Agreement reflecting the new work plan and work was resumed by Fraunhofer for the Company to continue development of a yellow fever vaccine using the Company’s iBioLaunch™ technology. In 2016, revenue was lower due to laboratory tasks performed pursuant to the agreement with Fiocruz nearing completion, in some cases being completed and, therefore, requiring less total work than previously necessary.

Research and Development Expenses

Research and development expenses for 2016 and 2015 were approximately $3.2 million and $3.5 million, respectively, a decrease of $.3 million. Research and development expenses in 2015 include a reconciliation for services rendered prior to October 1, 2014. In 2016, expenses were increased to reflect the addition of iBio CMO operations and decreased due to changes in the laboratory work with Fiocruz for a net decrease of $.3 million.

General and Administrative Expenses

General and administrative expenses for 2016 and 2015 were approximately $7.7 million and $5.0 million, respectively, an increase of $2.7 million. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company. The increase was primarily due to the expenses related to iBio CMO operations which commenced in December 2015 of approximately $3.0 million.

Other Income (Expense)

Other income (expense) for 2016 and 2015 was approximately ($764,000) and $41,000, respectively.

As discussed above, iBio CMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease. Such sublease is accounted for as a capital lease. In 2016, other income (expense) included interest expense of $807,000 incurred under the capital lease and interest and royalty income of $43,000. Other income in 2015 consisted of interest and royalty income.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CMO for the Eastern Affiliate for the year ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2016, we had cash of $23 million as compared to $9.5 million as of June 30, 2015. The increase in cash was primarily attributable to proceeds received from stock purchase agreements from Eastern and a contribution for the formation of iBio CMO.

Net Cash Used in Operating Activities

Operating activities used $8.1 million in cash in 2016 to fund the loss for the period.

Net Cash Used in Investing Activities

In 2016, net cash used in investing activities was approximately $68,000 for additions to fixed assets.

Net Cash Provided by Financing Activities

In 2016, net cash provided by financing activities was approximately $21.7 million. The Company received approximately $7.2 million from Eastern from the sale of common stock and the exercise of warrants and $15 million from a capital contribution for the formation of iBio CMO, offset by payments of $565,000 under the capital lease obligation.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of June 30, 2016, our accumulated deficit was approximately $57.6 million, and we used approximately $8.1 million of cash for operating activities for the year ended June 30, 2016. As of June 30, 2016, cash on hand was approximately $23 million. The cash on hand is expected to support the Company’s activities at least through June 30, 2017.

We have historically financed our activities through the sale of common stock and warrants. We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity and other securities and through proceeds realized in connection with license and collaboration arrangements and operation of the Company’s new subsidiary, iBio CMO.

On May 15, 2015, we entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (referred to below as “Aspire Capital”) pursuant to which we have the option to require Aspire Capital to purchase up to an aggregate of $15.0 million of shares of our common stock (the “Purchase Shares”) upon and subject to the terms of the 2015 Aspire Purchase Agreement. The description of the 2015 Aspire Purchase Agreement and other information included under the heading “Aspire Capital – 2015 Facility” set forth in Note 11 of the consolidated financial statements included in this report is incorporated into this Item 7 by reference.

No shares have been sold under the 2015 Aspire Purchase Agreement as of the date of the filing of this report. Despite the proceeds that we may receive pursuant to the 2015 Aspire Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond June 30, 2017.

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

On January 13, 2016, the Company entered into a contract manufacturing joint venture with an affiliate (the “Eastern Affiliate”) of Eastern Capital Limited (“Eastern”), a stockholder of the Company. The Eastern Affiliate contributed $15 million in cash for a 30% interest in the Company’s subsidiary iBio CMO LLC (“iBio CMO”). The Company retained a 70% interest in iBio CMO and contributed a royalty bearing license which grants iBio CMO a non-exclusive license to use the Company’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. On January 13, 2016, the Company also entered into share purchase agreements with Eastern pursuant to which Eastern agreed to purchase 10 million shares of the Company’s common stock at $0.622 per share. The closing for the sale of 3,500,000 of such shares occurred on January 25, 2016. The closing for the remaining 6,500,000 shares occurred in April 2016. In addition, Eastern agreed to exercise warrants it previously acquired to purchase 1,784,000 shares of the Company’s common stock at $0.53 per share. As of the date of the filing of this report, iBio CMO has received $15 million for the capitalization of iBio CMO and the Company has received approximately $7.2 million from Eastern for the acquisition of 10 million shares of common stock and the exercise of the warrants. Prior to the issuance of the shares of common stock pursuant to the purchase agreements with Eastern, Eastern beneficially owned approximately 30% of the Company’s common stock, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on October 13, 2015, calculated in accordance with the SEC’s beneficial ownership rules. As of the closing of the purchase agreements with Eastern and the simultaneous exercise by Eastern of its warrants to purchase iBio common stock, Eastern beneficially owned approximately 38% of the Company’s outstanding shares of common stock. See Note 11 in the consolidated financial statements for a further description of the transactions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2016, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2016 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our financial statements.

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

The Company’s contract revenue consists primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting. Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors.

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

Assets held under the terms of capital leases are included in fixed assets and are depreciated on a straight-line basis over the shorter of terms of the leases or the economic lives of the assets.

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

Item 8. Financial Statements and Supplementary Data.

Financial statements and notes thereto appear on pages F-1 to F-23 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)         Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of June 30, 2016. Based on that evaluation, our Executive Chairman and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

(b)         Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has performed an assessment of the effectiveness of iBio’s internal control over financial reporting as of June 30, 2016 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2016.

/s/Robert B. Kay	/s/Mark Giannone
Robert B. Kay	Mark Giannone
Executive Chairman	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and
Principal Accounting Officer)

October 13, 2016	October 13, 2016

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The name, age, years of service on our board of directors, principal occupation and business experience and certain other information for each of our directors as of October 13, 2016 is set forth below:

Name	Age	Years of Service on our Board of Directors
Robert B. Kay	76	Director since August 2008
Glenn Chang	68	Director since August 2008
Arthur Elliott, Ph.D.	80	Director since October 2010
Seymour Flug	81	Director since December 2012
General (Ret.) James T. Hill	70	Director since August 2008
John D. McKey, Jr.	73	Director since August 2008
Philip K. Russell, M.D.	84	Director since March 2010

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

EXECUTIVE OFFICERS

The following table sets forth the names, ages and biographical information of our executive officers as of October 13, 2016:

Name	Age	Position Held With Us
Robert B. Kay	76	Executive Chairman and Chief Executive Officer
Robert L. Erwin	63	President
Mark Giannone	59	Chief Financial Officer
Terence Ryan, Ph.D.	61	Chief Scientific Officer

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

Our board of directors oversees our risk management. This oversight is administered primarily through the following:

·	Our board’s review and approval of our business strategy, including the projected opportunities and challenges facing our business;

·	At least quarterly review of our business developments and financial results;

·	Our Audit Committee’s oversight of our internal controls over financial reporting and its discussions with management and the independent registered public accountants regarding the quality and adequacy of our internal controls and financial reporting; and

·	Our board’s review and recommendations regarding our executive officer compensation and its relationship to our business objectives and goals.

Meetings of the Board of Directors and Committees

During the fiscal year ended June 30, 2016, the board of directors held two meetings in person or by telephone and acted by unanimous written consent on one occasion and the Audit Committee held four meetings in person or by telephone. No meetings in person or by telephone were held and no actions were taken by either the Nominating Committee or Compensation Committee as matters addressable by such committees were considered and approved by the full board. Between meetings, members of the board of the directors are provided with information regarding our operations and are consulted on an informal basis with respect to pending business. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the total number of meetings of the committees on which such director serves. All of our directors attended our 2015 Annual Meeting of Stockholders.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2016, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our principal executive officer, principal financial officer and our two other most highly compensated executive officers who were serving as executive officers at June 30, 2016, the end of our last completed fiscal year. We refer to the executive officers identified in this table as our “named executive officers.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards (1)	Total
Robert B. Kay	2016	$310,732	$0	$470,495	$781,227
Executive Chairman	2015	309,735	0	238,961	548,696

Mark Giannone	2016	99,000	0	94,099	193,099
Chief Financial Officer	2015	48,000	0	21,263	69,263

Robert Erwin	2016	230,000	0	470,495	700,495
President	2015	230,000	0	238,261	468,261

Terence E. Ryan, Ph.D.	2016	200,000	0	62,733	262,733
Chief Scientific Officer	2015	200,000	0	0	200,000

(1)	Reflects (1) Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

Outstanding Equity Awards at Fiscal Year-Ending June 30, 2016

The following table shows information regarding unexercised stock options held by our named executive officers as of June 30, 2016.

Name	Unexercised Options	Exercise Price	Expiration Date	Market Value (1)
Robert Kay (2)	250,000	$0.20	2/13/19	$130,000
Robert Kay (2)	250,000	$0.66	8/10/19	$15,000
Robert Kay (2)	300,000	$1.73	8/16/20	$-
Robert Kay (3)	500,000	$3.07	12/30/20	$-
Robert Kay (3)	500,000	$3.07	12/30/20	$-
Robert Kay (4)	300,000	$1.96	10/21/21	$-
Robert Kay (4)	300,000	$1.10	7/24/22	$-
Robert Kay (4)	300,000	$0.50	7/16/23	$66,000
Robert Kay (5)	600,000	$1.00	9/5/24	$-
Robert Kay (5)	750,000	$1.72	9/4/25	$-
Robert Erwin (2)	250,000	$0.20	2/13/19	$130,000
Robert Erwin (2)	250,000	$0.66	8/10/19	$15,000
Robert Erwin (2)	300,000	$1.73	8/16/20	$-
Robert Erwin (4)	300,000	$1.96	10/21/21	$-
Robert Erwin (4)	300,000	$1.10	7/24/22	$-
Robert Erwin (4)	300,000	$0.50	7/16/23	$66,000
Robert Erwin (5)	600,000	$1.00	9/5/24	$-
Robert Erwin (5)	750,000	$1.72	9/4/25	$-
Terence Ryan (6)	100,000	$1.38	7/14/20	$-
Terence Ryan (6)	100,000	$1.96	10/21/21	$-
Terence Ryan (5)	100,000	$1.72	9/4/25	$-
Mark Giannone (5)	100,000	$0.58	1/24/24	$14,000
Mark Giannone (5)	50,000	$0.49	9/5/24	$11,500
Mark Giannone (5)	150,000	$1.72	9/4/25	$-

(1)	The market value for each award is based upon the closing stock price of $0.72 per share of common stock on June 30, 2016, less the exercise price of the option.

(2)	Options vested in five equal annual installments on the anniversary date of grant. Options fully vested as of June 30, 2016.

(3)	Options vested on the vesting commencement date of the grant. Options fully vested as of June 30, 2016.

(4)	Options vest in five equal annual installments on the anniversary date of grant.

(5)	Options vest in three equal annual installments on the anniversary date of grant.

(6)	Options vested in three equal annual installments on the anniversary date of grant. Options fully vested as of June 30, 2016.

Employment Agreements

As of June 30, 2016, we did not have any employment contracts or other similar agreements or arrangements with any of our named executive officers.

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

Director Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for services to the Company during the fiscal year ended June 30, 2016:

Director Compensation	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total
General James T. Hill	$25,000	$62,733	$87,733
Glenn Chang	10,000	62,733	72,733
John D. McKey	10,000	62,733	72,733
Philip K. Russell	10,000	62,733	72,733
Arthur Elliot	10,000	62,733	72,733
Seymour Flug	10,000	62,733	72,733
	$75,000	$376,398	$451,398

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

(2)	The aggregate number of stock options outstanding for each non-employee director was as follows: Gen. Hill 490,000, Mr. Chang 490,000, Mr. McKey 590,000, Dr. Russell 400,000, Dr. Elliott 400,000, and Mr. Flug 280,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of October 13, 2016:

•	each person who is known by us to be the beneficial owner of 5% or more of our outstanding common stock;
•	each of our directors including our chief executive officer;
•	each of our other named executive officers; and
•	all of our current executive officers and directors as a group.

Except as otherwise noted in the footnotes below, to our knowledge, each of the persons named in this table has sole voting and investment power with respect to the securities indicated as beneficially owned.

	Number of		Percent of
	Shares		Shares
Name and Address of Beneficial Owner (1)	Beneficially		Beneficially
5% Stockholders	Owned (2)		Owned (2)

Eastern Capital Limited	33,744,000	(3)	37.9%
E. Gerald Kay	5,945,695	(4)	6.7%
Carl DeSantis	5,014,873	(5)	5.6%

Directors

Robert B. Kay	4,200,962	(6)	4.6%
Glenn Chang	415,483	(7)	0.5%
Arthur Y. Elliott, Ph.D.	313,333	(8)	0.4%
John McKey, Jr.	989,891	(9)	1.1%
Seymour Flug	193,333	(8)	0.2%
General James T. Hill	418,333	(10)	0.5%
Philip K. Russell, M.D.	313,333	(8)	0.4%

Other Executive Officers

Robert L. Erwin	2,170,000	(8)	2.4%
Terence E. Ryan, Ph.D.	233,333	(8)	0.3%
Mark Giannone	172,834	(11)	0.2%

All current directors and executive officers as a group (10 persons)	9,420,835	(12)	9.7%

(1)	The address of Eastern Capital Limited (“Eastern”) is Box 31363, Grand Cayman, E9 KY1 1206. The address of E. Gerald Kay is c/o Integrated BioPharma, Inc., 225 Long Avenue, Box 278, Hillside, New Jersey 07205. The address of Carl DeSantis is c/o CDS International Holdings, Inc., 3299 NW 2nd Avenue, Boca Raton, FL 33431. The address of each of our directors and executive officers is c/o iBio, Inc., 600 Madison Avenue, Suite 1601, New York, New York 10022-1737.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of our common stock. On October 13, 2016, there were 89,109,410 shares of common stock outstanding. Shares of common stock issuable under stock options that are exercisable within 60 days after October 13, 2016 are deemed outstanding and are included for purposes of computing the number of shares owned and percentage ownership of the person holding the option but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Consists of 33,744,000 shares of common stock. This information is based solely on information set forth in a Schedule 13D/A Amendment No. 7 filed with the SEC on April 11, 2016 by Eastern, Portfolio Services Ltd. and Kenneth B. Dart.

(4)	Consists of 5,945,695 shares of common stock. This information is based solely on information set for forth in a Schedule 13D filed with the SEC on June 13, 2013 by E. Gerald Kay and EGK, LLC. The number of shares of common stock beneficially owned by these entities may have changed since the filing of the Schedule 13D.

(5)	Consists of 5,014,873 shares of common stock. This information is based solely on information set forth in a Schedule 13D/A Amendment No. 3 filed with the SEC on November 18, 2014 by Carl DeSantis, the DeSantis Revocable Trust, and CD Financial LLC.

(6)	Includes (i) 211,333 shares of common stock, (ii) 819,629 shares of common stock held by EVJ LLC, of which Mr. Kay is the manager, and (iii) 3,170,000 shares of common stock underlying vested stock options held by Mr. Kay.

(7)	Includes (i) 12,150 shares of common stock and (ii) 403,333 shares of common stock underlying vested stock options.

(8)	All shares listed are shares of common stock underlying vested stock options.

(9)	Includes (i) 486,558 shares of common stock and (ii) 503,333 shares of common stock underlying vested stock options.

(10)	Includes (i) 15,000 shares of common stock and (ii) 403,333 shares of common stock underlying vested stock options.

(11)	Includes (i) 22,834 shares of common stock and (ii) 150,000 shares of common stock underlying vested stock options.

(12)	Includes 7,853,331 shares of common stock underlying vested stock options.

Equity Compensation Plans

The following table provides information regarding the status of the Plan at June 30, 2016:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the previous columns)
Equity compensation plan approved by stockholders	12,273,334	$1.31	2,726,666

Equity compensation plans not approved by stockholders	—	—	—

Total	12,273,334	$1.31	2,726,666

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

Research and Development Services Vendor

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs platform technology development services for iBio, including laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The transaction has been conducted on an arm’s length basis at market terms. The accounts payable balance includes amounts due to Novici of approximately $200,000 and $153,000 at June 30, 2016 and 2015, respectively. Research and development expenses related to Novici were approximately $1,036,000 and $995,000 for the years ended June 30, 2016 and 2015, respectively

Capital Lease with Largest Stockholder

As discussed in Item 2 above, iBio CMO is leasing its facility in Bryan, Texas as well as certain equipment from an affiliate of Eastern (the “Affiliate”) under a 34-year sublease. iBio CMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CMO and the Affiliate granting iBio CMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CMO and the Affiliate (the “Sublease”). The 34-year term of the Sublease may be extended by iBio CMO for a ten-year period, so long as iBio CMO is not in default under the Sublease. Under the Sublease, iBio CMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index. The base rent under the Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. In addition to the base rent, iBio CMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. iBio CMO is responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease.

General and administrative expenses related to the Affiliate were approximately $565,000 in 2016. Interest expense incurred under the capital lease obligation amounted to $807,000 in 2016.

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

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to us by CohnReznick LLP:

	For the Year Ended June 30,
	2016	2015
Audit Fees	$138,969	$88,357
Audit-related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$138,969	$88,357

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits and Index

(1)	A list of the financial statements filed as part of this report is set forth in the index to financial statements at page F-1 and is incorporated herein by reference.

(2)	An index of exhibits incorporated by reference or filed with this Report is provided below:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (1)
3.3	First Amended and Restated Bylaws of the Company (2)
4.1	Form of Common Stock Certificate (3)
4.4	Form of Common Stock Purchase Warrant (2013) (4)
4.6	Registration Rights Agreement, dated August 25, 2014, between the Company and Aspire Capital Fund, LLC (5)
4.7	Registration Rights Agreement, dated May 15, 2015, between the Company and Aspire Capital Fund LLC (6)
10.1	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (7)
10.2	Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (8)+
10.3	Common Stock Purchase Agreement, dated August 25, 2014 between the Company and Aspire Capital Fund, LLC (5)
10.4	Common Stock Purchase Agreement, dated May 15, 2015 between the Company and Aspire Capital Fund, LLC (6)
10.5	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 3,500,000 shares of common stock (9)
10.6	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 6,500,000 shares of common stock (9)
10.7	Amended and Restated Limited Liability Company Operating Agreement of iBio CMO LLC, dated January 13, 2016, between the Company, Bryan Capital Investors LLC and iBio CMO LLC (10)
10.8	License Agreement, dated January 13, 2016, between the Company and iBio CMO LLC (10)
10.9	Sublease Agreement, dated January 13, 2016, between College Station Investors LLC and IBIO CMO LLC (10)
21	Subsidiaries of Registrant *
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on July 11, 2008 (Commission File No. 000-53125).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 23, 2013 (Commission File No. 001-35023).

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2014 (Commission File No. 001-35023).
(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015 (Commission File No. 001-35023).
(7)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on June 18, 2008 Commission File No. 000-53125).
(8)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 30, 2013 (Commission File No. 001-35023).
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2016 (Commission File No. 000-35023).
(10)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 22, 2016 (Commission File No. 001-35023).
*	Filed herewith.
+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBio, Inc.
(Registrant)

Dated: October 13, 2016	/s/Robert B. Kay
Robert B. Kay
Executive Chairman
(Principal Executive Officer)

Dated: October 13, 2016	/s/Mark Giannone
Mark Giannone
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Robert B. Kay	Executive Chairman	October 13, 2016
Robert B. Kay	(Principal Executive Officer)

/s/Mark Giannone	Chief Financial Officer	October 13, 2016
Mark Giannone	(Principal Financial Officer and
Principal Accounting Officer)

/s/Glenn Chang	Director	October 13, 2016
Glenn Chang

/s/Arthur Y. Elliott	Director	October 13, 2016
Arthur Y. Elliott, Ph.D.

/s/Seymour Flug	Director	October 13, 2016
Seymour Flug

/s/James T. Hill	Director	October 13, 2016
General James T. Hill, USA (Retired)

/s/John D. McKey, Jr.	Director	October 13, 2016
John D. McKey, Jr.

/s/Philip K. Russell	Director	October 13, 2016
Philip K. Russell, M.D.

[This page intentionally left blank.]

iBio, Inc.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of iBio, Inc.

We have audited the accompanying consolidated balance sheets of iBio, Inc. and Subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iBio, Inc. and Subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Roseland, New Jersey
October 13, 2016

iBio, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30, 2016	June 30, 2015

Assets
Current assets:
Cash	$23,014	$9,494
Accounts receivable - trade	484	445
Accounts receivable - unbilled	122	-
Work in process	22	-
Prepaid expenses and other current assets	264	182
Total current assets	23,906	10,121

Fixed assets, net of accumulated depreciation	25,574	13
Intangible assets, net of accumulated amortization	2,092	2,360
Security deposit	28	-
Total Assets	$51,600	$12,494

Liabilities and Equity
Current liabilities:
Accounts payable (related party of $200 and $153 as of June 30, 2016 and 2015, respectively)	$1,177	$1,104
Accrued expenses (related party of $623 and $0 as of June 30, 2016 and 2015, respectively)	920	159
Capital lease obligation - current portion	170	-
Deferred revenue	24	-
Total Current Liabilities	2,291	1,263

Capital lease obligation - net of current portion	25,265	-

Total Liabilities	27,556	1,263

Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Preferred stock - no par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized; 89,109,410 and 77,205,410 shares issued and outstanding as of June 30, 2016 and 2015, respectively	89	77
Additional paid-in capital	67,468	59,006
Accumulated other comprehensive loss	(29)	(25)
Accumulated deficit	(57,591)	(47,827)
Total iBio, Inc. Stockholders’ Equity	9,937	11,231
Noncontrolling interest	14,107	-
Total Equity	24,044	11,231
Total Liabilities and Equity	$51,600	$12,494

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, except per share amounts)

	Years Ended
	June 30,
	2016	2015

Revenues	$948	$1,851

Operating expenses:
Research and development (related party of $1,036 and $995), net of $65 in grant income	3,156	3,495
General and administrative (related party of $565 and $0)	7,685	5,022
Total operating expenses	10,841	8,517

Operating loss	(9,893)	(6,666)

Other income (expense):
Interest expense (related party of $807 and $0)	(807)	-
Interest income	22	9
Royalty income	21	32

Total other income (expense)	(764)	41

Consolidated net loss	(10,657)	(6,625)
Net loss attributable to noncontrolling interest	893	-
Net loss attributable to iBio, Inc.	$(9,764)	$(6,625)

Comprehensive loss:
Consolidated net loss	$(10,657)	$(6,625)
Other comprehensive loss - foreign currency translation adjustments	(4)	(25)

Comprehensive loss	$(10,661)	$(6,650)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.12)	$(0.09)

Weighted-average common shares outstanding - basic and diluted	80,973	71,495

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2016 and 2015

(In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2014	-	$-	65,642	$66	$47,235	$-	$(41,202)	$-	$6,099

Sale of common stock	-	-	8,769	9	9,991	-	-	-	10,000

Commitment fee	-	-	1,132	1	-	-	-	-	1

Exercises of warrants	-	-	1,663	1	866	-	-	-	867

Share-based compensation	-	-	-	-	914	-	-	-	914

Foreign currency translation adjustment	-	-	-	-	-	(25)	-	-	(25)

Net loss	-	-	-	-	-	-	(6,625)	-	(6,625)

Balance as of June 30, 2015	-	$-	77,206	$77	$59,006	$(25)	$(47,827)	$-	$11,231

Balance as of July 1, 2015	-	$-	77,206	$77	$59,006	$(25)	$(47,827)	$-	$11,231

Capital contribution - noncontrolling interest	-	-	-	-	-	-	-	15,000	15,000

Sale of common stock	-	-	10,000	10	6,210	-	-	-	6,220

Exercises of warrants	-	-	1,904	2	1,007	-	-	-	1,009

Share-based compensation	-	-	-	-	1,245	-	-	-	1,245

Foreign currency translation adjustment	-	-	-	-	-	(4)	-	-	(4)

Net loss	-	-	-	-	-	-	(9,764)	(893)	(10,657)

Balance as of June 30, 2016	-	$-	89,110	$89	$67,468	$(29)	$(57,591)	$14,107	$24,044

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(10,657)	$(6,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,245	914
Amortization of intangible assets	363	358
Depreciation	577	5
Loss on abandonment of intangible assets	33	48
Changes in operating assets and liabilities
Accounts receivable – trade	(39)	(240)
Accounts receivable – unbilled	(122)	-
Work in process	(22)	-
Prepaid expenses and other current assets	(82)	(64)
Security deposit	(28)	-
Accounts payable	(125)	806
Accrued expenses	761	73
Deferred revenue	24	-

Net cash used in operating activities	(8,072)	(4,725)

Cash flows from investing activities:
Additions to intangible assets	-	(202)
Purchases of fixed assets	(68)	(13)

Net cash used in investing activities	(68)	(215)

Cash flows from financing activities:
Proceeds from sale of common stock	6,220	10,000
Proceeds from exercise of warrants	1,009	867
Capital contribution – noncontrolling interest	15,000	-
Payment of capital lease obligation	(565)	-

Net cash provided by financing activities	21,664	10,867

Effect of exchange rate changes	(4)	(23)

Net increase in cash	13,520	5,904
Cash - beginning of year	9,494	3,590
Cash - end of year	$23,014	$9,494

Schedule of non-cash activities:
Purchases of fixed assets financed by capital lease	$26,000	$-
Unpaid intangible assets included in accounts payable – net	$129	$-
Unpaid intangible assets included in accrued expenses – net	$-	$(12)
Unpaid fixed assets included in accounts payable	$71	$-

Supplemental cash flow information:
Cash paid during the year for interest	$485	$-

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

iBioDefense Biologics LLC (“iBioDefense”) – iBioDefense, a wholly-owned subsidiary, is a Delaware limited liability company formed in July 2013 to explore development and commercialization of defense-specific applications of the Company’s proprietary technology. iBioDefense did not commence any business activities and was dissolved on June 10, 2016.

iBio Peptide Therapeutics LLC (“iBio Peptide”) – iBio Peptide, a wholly-owned subsidiary, is a Delaware limited liability company formed in November 2013. iBio Peptide did not commence any business activities and was dissolved on June 9, 2016.

iBIO DO BRASIL BIOFARMACÊUTICA LTDA. (“iBio Brazil”) – iBio Brazil is a subsidiary organized in Brazil in which the Company has a 99% interest. iBio Brazil was formed to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with Fundacao Oswaldo Cruz/Fiocruz (“Fiocruz”) beyond the current Yellow Fever Vaccine program (see Note 8) and development of additional products with private sector participants for the Brazilian market. iBio Brazil commenced operations during the first quarter of the fiscal year ended June 30, 2015.

iBio Manufacturing LLC (“iBio Manufacturing”) – iBio Manufacturing, a wholly-owned subsidiary, is a Delaware limited liability company formed in November 2015. iBio Manufacturing has not commenced any activities to date.

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

iBio CMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a 139,000 square foot Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Affiliate granted iBio CMO a 34-year sublease for the facility as well as certain equipment (see Note 10). Commercial operations commenced in January 2016. iBio CMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases; and (3) Commercial technology transfer services.

2.	Basis of Presentation

Liquidity

The Company’s primary sources of liquidity are cash on hand and cash available from the sale of common stock of the Company. At this time, cash flows from operating activities represent net outflows for operating expenses and expenses for technology and product development. As of June 30, 2016, the Company had $23.0 million in cash on hand which is expected to support the Company’s activities through June 30, 2017.

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of June 30, 2016, the Company’s accumulated deficit was $57.6 million, and it had cash used in operating activities of $8.1 million and $4.7 million for the years ended June 30, 2016 and 2015, respectively. The Company has historically financed its activities through the sale of common stock and warrants. Through June 30, 2016, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, its proprietary candidates for treatment of fibrotic diseases, advancing its intellectual property, and general and administrative activities.

On May 15, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to which the Company has the option to require Aspire Capital, upon and subject to the terms of the agreement, to purchase up to $15 million of its common stock, over a three-year term. No shares have been sold under the 2015 Facility as of the date of the filing of this report. See Note 11 for a further description of the agreement.

Coincident with the entry into the iBio CMO joint venture, Eastern agreed to acquire 10 million shares of the Company's common stock at $0.622 per share. The closing for the sale of 3,500,000 of such shares occurred on January 25, 2016. The sale of the remaining 6,500,000 shares occurred on April 13, 2016. In addition, Eastern agreed to, and on January 25, 2016 did, exercise warrants it previously acquired to purchase 1,784,000 shares of the Company's common stock at $0.53 per share. As of the date of the filing of this report, the Company has received $15 million for the capitalization of iBio CMO and approximately $7.2 million from Eastern for the acquisition of 10 million shares of common stock and the exercise of the warrants. See Note 11 for a further description of the transactions.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management's estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At June 30, 2016 and 2015, the Company determined that an allowance for doubtful accounts was not needed.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Deferred revenue represents billings to a customer to whom the services have not yet been provided.

The Company’s contract revenue consists primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin 104, “Revenue Recognition.” Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors. For the years ended June 30, 2016 and 2015, the Company did not have any revenue arrangements with multiple deliverables.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. In 2016, grant income amounted to approximately $65,000. No grant income was recognized in 2015.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed as of June 30, 2016.

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

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years.

Assets held under the terms of capital leases are included in fixed assets and are depreciated on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under capital leases are shown within liabilities and are analyzed between amounts falling due within and after one year (see Note 10).

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the years ended June 30, 2016 and 2015.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2016 and 2015. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended June 30, 2016 and 2015.

4.	New Accounting Pronouncements

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) was issued. The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance.

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

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients" ("ASU 2016-12"). The amendments in ASU 2016-12 affect the guidance in ASU 2014-09 by clarifying certain specific aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. ASU 2016-12 will have the same effective date and transition requirements as ASU 2014-09. The Company is currently evaluating the impact of ASU 2016-12 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

5.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company's consolidated balance sheets approximated their fair values as of June 30, 2016 and 2015 due to their short-term nature. The carrying value of the capital lease obligation approximated its fair value at June 30, 2016 as the interest rate used to discount the lease payments approximated market.

6.	Fixed Assets

iBio CMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Affiliate under a 34-year sublease. See Note 10 for more details of the terms of the sublease.

The economic substance of the sublease is that the Company is financing the acquisition of the facility and equipment and, accordingly, the facility and equipment are recorded as assets and the lease is recorded as a liability. As the sublease involves real estate and equipment, the Company separated the equipment component and accounted for the facility and equipment as if each was leased separately.

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	June 30, 2016	June 30, 2015
Facility under capital lease	$20,000	$-
Equipment under capital lease	6,000	-
Facility improvements	42	-
Office equipment and software	137	40
	26,179	40
Accumulated depreciation – assets under capital lease	(571)	-
Accumulated depreciation – other	(34)	(27)
	(605)	(27)
Net fixed assets	$25,574	$13

Depreciation expense was approximately $577,000 and $4,600 in 2016 and 2015, respectively. Depreciation of the assets under the capital lease amounted to approximately $571,000 in 2016.

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

In January 2014, the Company entered into a license agreement with a U.S. university whereby iBio acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the “Licensed Technology”). The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing a New Drug Application with the FDA or foreign equivalent covering the Licensed Technology (“IND”) – became due on December 1, 2015. A six-month extension was automatically granted until June 1, 2016 under the license agreement. On August 11, 2016, the agreement was amended and replaced the original milestone schedule to provide that the IND filing be accomplished by June 30, 2017.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30, 2016	June 30, 2015
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,265	2,181
	5,365	5,281
Intellectual property – accumulated amortization	(1,932)	(1,776)
Patents – accumulated amortization	(1,341)	(1,145)
	(3,273)	(2,921)
Net intangible assets	$2,092	$2,360

Amortization expense, included in general and administrative expenses, was approximately $363,000 and $358,000 for 2016 and 2015. In addition, in 2016 and 2015, the Company incurred losses on the abandonment of patents of approximately $33,000 and $48,000, respectively. The weighted-average remaining life for intellectual property and patents at June 30, 2016 was approximately 7.5 years and 6.6 years, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ending June 30,
2017	$345
2018	327
2019	297
2020	265
2021	244
Thereafter	614
Total	$2,092

8.	Significant Vendors

Fraunhofer

Fraunhofer was the Company’s most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below). The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $341,000 and $445,000 as of June 30, 2016 and 2015, respectively, and accrued expenses of $122,000 and $0 as of June 30, 2016 and 2015, respectively. See Note 16 – Commitments and Contingencies.

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

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. In 2016 and 2015, under the Amended Agreement, the Company recognized revenue of $758,000 and $1,851,000, respectively, for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work.

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”). Under the terms of the Settlement Agreement various contractual obligations existing at June 30, 2013 were released, terminated or modified. See Note 16 - Commitments and Contingencies for significant modifications.

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov, Fraunhofer's Executive Director. See Note 16 - Lawsuits for additional information.

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $200,000 and $153,000 at June 30, 2016 and 2015, respectively. Research and development expenses related to Novici were approximately $1,036,000 and $995,000 in 2016 and 2015, respectively.

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2016	June 30, 2015
Interest – related party (see Note 14)	$323	$-
Rent and real estate taxes – related party (see Note 14)	300	-
Research and development	122	-
Salaries and benefits	55	39
Facility expenses	53	-
Stock exchange fees	-	65
Other accrued expenses	67	55
Total accrued expenses	$920	$159

10.	Capital Lease Obligation

As discussed above, iBio CMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Affiliate under a 34-year sublease. iBio CMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CMO and the Second Affiliate granting iBio CMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CMO and the Second Affiliate (the “sublease”). The 34-year term of the sublease may be extended by iBio CMO for a ten-year period, so long as iBio CMO is not in default under the sublease. Under the sublease, iBio CMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index. The base rent under the Second Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CMO is also responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the sublease.

In addition to the base rent, iBio CMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. Percentage rent amounted to $27,000 in 2016.

Interest expense incurred under the capital lease obligation amounted to $807,000 and $0 in 2016 and 2015, respectively.

Future minimum payments under the capitalized lease obligations are due as follows:

Year Ending:	Principal	Interest	Total
2017	$169,818	$1,930,182	$2,100,000
2018	183,110	1,916,890	2,100,000
2019	197,443	1,902,557	2,100,000
2020	212,898	1,887,102	2,100,000
2021	229,562	1,870,438	2,100,000
Thereafter	24,441,676	35,933,324	60,375,000

Total minimum lease payments	25,434,507	$45,440,493	$70,875,000
Less: current portion	(169,818)
Long-term portion of minimum lease obligations	$25,264,689

11.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of June 30, 2016 and 2015, there were no shares of preferred stock issued and outstanding.

Common Stock

As of June 30, 2016 and 2015, the Company was authorized to issue up to 175 million shares of common stock.   As of June 30, 2016, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock). No shares are reserved for the exercise of warrants.

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

In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital for at least 150,000 Purchase Shares and the closing sale price of the Company’s common stock is higher than $0.40, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of the Company’s common stock equal to up to 35% of the aggregate shares of common stock traded on the next business day (the “VWAP Purchase Date”), subject to a maximum number of shares determined by the Company (the “VWAP Purchase Share Volume Maximum”). The purchase price per Purchase Share pursuant to such VWAP Purchase Notice (the “VWAP Purchase Price”) shall be the lesser of the closing sale price of the Company’s common stock on the VWAP Purchase Date or 97% of the volume weighted average price for the Company’s common stock traded on the VWAP Purchase Date if the aggregate shares to be purchased on that date does not exceed the VWAP Purchase Share Volume Maximum, or the portion of such business day until such time as the sooner to occur of (1) the time at which the aggregate shares traded has exceeded the VWAP Purchase Share Volume Maximum, or (2) the time at which the sale price of the Company’s common stock falls below the VWAP Minimum Price Threshold (to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction). The VWAP Minimum Price Threshold is the greater of (i) 80% of the closing sale price of the Company’s common stock on the business day immediately preceding the VWAP Purchase Date or (ii) such higher price as set forth by the Company in the VWAP Purchase Notice.

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

Eastern – Share Purchase Agreements

On January 13, 2016, the Company entered into a share purchase agreement with Eastern pursuant to which Eastern agreed to purchase 3,500,000 shares of the Company’s common stock at a price of $0.622 per share. The Company received proceeds of $2,177,000 and the shares were issued on January 25, 2016. In addition, Eastern agreed to exercise warrants it had previously acquired to purchase 1,784,000 shares of the Company’s common stock at an exercise price of $0.53 per share. The Company received proceeds of approximately $945,000 from the exercise of the warrants and the shares were issued on January 25, 2016.

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

Exercises of Warrants

In 2015, the Company issued 1,636,000 shares of common stock for the exercise of warrants and received proceeds of approximately $867,000. In addition, the Company issued 26,691 shares of common stock for the cashless exercise of 75,000 warrants.

In 2016, in addition to the exercise of warrants by Eastern discussed above, the Company issued 120,000 shares of common stock for the exercise of warrants and received proceeds of approximately $64,000.

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units.

The following table summarizes all warrant activity for 2016 and 2015:

	Warrants	Weighted- average Exercise Price
Outstanding as of July 1, 2014	8,769,911	$1.38
Exercised	(1,711,000)	$0.51
Expired	(425,587)	$0.66
Outstanding as of June 30, 2015	6,633,324	$1.63
Exercised	(1,904,000)	$0.53
Expired	(4,729,324)	$2.08
Outstanding as of June 30, 2016	-	$-

Exercisable as of June 30, 2016	-	$-

12.	Earnings (Loss) Per Common Share

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

	Years ended June 30,
	2016	2015
Basic and diluted numerator:

Net loss available to iBio, Inc. stockholders	$(9,764)	$(6,625)

Basic and diluted denominator:

Weighted-average common shares outstanding	80,973	71,495

Per share amount	$(0.12)	$(0.09)

In 2016 and 2015, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of June 30, 2016, shares issuable which could potentially dilute future earnings included approximately 12.3 million stock options.   As of June 30, 2015, shares issuable which could potentially dilute future earnings included approximately 9.5 million stock options and 6.6 million warrants.

13.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Operations (in thousands):

	Year Ended June 30,
	2016	2015
Research and development	$20	$-
General and administrative	1,245	914
Totals	$1,265	$914

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million. As of June 30, 2016, there were approximately 2.9 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

Issuances of stock options during 2015 were as follows:

On September 4, 2014, the Company granted stock options to members of the Board of Directors, officers and employees to purchase 1.64 million shares of common stock. These options vest ratably on the anniversary of the date of grant over a three year service period, expire ten years from the date of grant, and have an exercise price of $0.49 per share.

Issuances of stock options during 2016 were as follows:

On September 4, 2015 and March 1, 2016, the Company granted stock options to members of the Board of Directors, officers and employees to purchase 2.75 million shares of common stock. These options vest ratably over a three to five year service period, expire ten years from the date of grant, and have a weighted average exercise price of $1.64 per share.

Issuances of stock options during 2015 were as follows:

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

The following table summarizes all stock option activity during the years ended June 30, 2016 and 2015:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2014	8,483,334	$1.25	7.0	$179
Granted	1,740,000	$0.88
Forfeited/expired	(700,000)	$0.75
Outstanding as of June 30, 2015	9,523,334	$1.22	6.6	$1,848
Granted	2,750,000	$1.64
Forfeited/expired	-	$-
Outstanding as of June 30, 2016	12,273,334	$1.31	6.4	$993
As of June 30, 2016 vested and expected to vest	12,225,441	$1.31	6.4	$991

Exercisable as of June 30, 2016	7,583,357	$1.31	5.1	$773

The total fair value of stock options that vested during 2016 and 2015 was approximately $800,000 and $1.1 million, respectively. As of June 30, 2016, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 1.9 years.

The weighted-average grant date fair value of stock options granted during 2016 and 2015 was $0.62 and $0.43 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

	2016	2015
Risk-free interest rate	1.83% - 2.13%	1.3% - 2.3%
Dividend yield	0%	0%
Volatility	109.49% - 112.17%	96.7% - 113.9%
Expected term (in years)	9	4 - 9

14.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $200,000 and $153,000 at June 30, 2016 and 2015, respectively. Research and development expenses related to Novici were approximately $1,036,000 and $995,000 in 2016 and 2015, respectively.

Agreements with Eastern Capital Limited and its Affiliates.

As more fully discussed in Note 11, the Company entered into two share purchase agreements with Eastern and sold 10 million shares of common stock at a price of $0.622 per share. The Company received proceeds of $6,220,000. In addition, Eastern agreed to exercise warrants it had previously acquired to purchase 1,784,000 shares of the Company’s common stock at an exercise price of $0.53 per share. The Company received proceeds of approximately $945,000 from the exercise of the warrants.

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

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CMO a 34-year sublease of a Class A life sciences building in Bryan, Texas, on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at June 30, 2016 due to the Second Eastern Affiliate is $623,000. General and administrative expenses related to Second Eastern Affiliate were approximately $565,000 in 2016. Interest expense related to the Second Eastern Affiliate was approximately $807,000 in 2016. The terms of the sublease are described in Note 10.

A three-year standstill agreement (the “Standstill Agreement”) that took effect upon the issuance of the Eastern Shares pursuant to the 6,500,000 Purchase Agreement restricts additional acquisitions of iBio common stock by Eastern and its controlled affiliates to limit its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 38%, absent approval by a majority of the Company’s Board of Directors.

Operating Lease with Minority Stockholder

Effective January 1, 2015, the Company is leasing office space on a month-to-month basis from an entity owned by a minority stockholder of the Company. Rent was $2,200 per month through November 2015 and increased to $2,500 per month effective December 2015. Rent expense totaled $28,500 and $13,200 in 2016 and 2015, respectively.

15.	Income Taxes

The components of net loss consist of the following (in thousands):

	For the Years Ended June 30,
	2016	2015
United States	$(10,635)	$(6,532)
Brazil	(22)	(93)
Total	$(10,657)	$(6,625)

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	For the Years Ended June 30,
	2016	2015
Current – Federal, state and foreign	$-	$-
Deferred – Federal	(260)	(2,299)
Deferred – State	(9)	(377)
Deferred – Foreign	(1)	(12)
Total	(270)	(2,688)
Change in valuation allowance	270	2,688
Income tax expense	$-	$-

The Company has deferred income taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,
	2016	2015
Deferred tax assets (liabilities):
Net operating loss	$17,172	$14,213
Share-based compensation	726	3,992
Research and development tax credits	1,097	890
Suspended losses in iBio CMO	255	-
Basis in iBio CMO	145	-
Intangible assets	(219)	(188)
Vacation accrual and other	17	16
Valuation allowance	(19,193)	(18,923)
Total	$-	$-

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

U.S. Federal and state net operating losses of approximately $44.7 million and $33.5 million, respectively, are available to the Company as of June 30, 2016 and will expire at various dates through 2036. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company pursuant to Internal Revenue Code Section 382, though the Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. The Company has a research and development credit carryforward of approximately $1.1 million at June 30, 2016. In addition, the Company has foreign net operating losses totaling approximately $89,000 with no expiration date.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended June 30,
	2016	2015
Statutory federal income tax rate	34%	34%
State (net of federal benefit)	6%	6%
Research and development tax credit	1%	1%
Permanent differences	(7)%	-%
Expiration of stock options and warrants	(31)%	-%
Change in valuation allowance	(3)%	(41)%
Effective income tax rate	-%	-%

The Company has not been audited in connection with income taxes. iBio files U.S. Federal and state income tax returns subject to varying statutes of limitations. The 2011 through 2015 tax returns generally remain open to examination by U.S. Federal and state tax authorities. In addition, the 2014 and 2015 Brazilian federal tax return remains open to examination by Brazil federal tax authorities.

16.	Commitments and Contingencies

Agreements

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”). Under the terms of the Settlement Agreement various contractual obligations existing at June 30, 2013 were released, terminated or modified. The significant modifications post June 30, 2013 are of follows:

The Company’s obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (the “Guaranteed Annual Payments”) was terminated and replaced with an undertaking to engage Fraunhofer to perform for at least $3 million in work requested and as directed by iBio before December 31, 2015. For the year ended June 30, 2015, $2.7 million in research and development services were performed by Fraunhofer. As of December 31, 2015, the total engagement of Fraunhofer for work requested by iBio is $3.0 million. In addition to the foregoing, the Company sought to engage Fraunhofer for substantial additional other work, but Fraunhofer did not respond to the Company’s requests for proposals for such work.

The Company’s obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $200,000 was terminated. Instead under the terms of the TTA and for a period of 15 years, the Company shall pay Fraunhofer one percent (1%) of all receipts derived by the Company from sales of products produced utilizing the iBioLaunch or iBioModulator technology and ten percent (10%) of all receipts derived by the Company from licensing either of those technologies to third parties. The Company will be obligated to remit royalties to Fraunhofer only on technology license revenues that iBio actually receives and on revenues from actual sales by iBio of products derived from the technology developed under the TTA until the later of November 2023 or until such time as the aggregate royalty payments total at least $4 million. All new intellectual property invented by Fraunhofer during the period of the TTA is owned by and is required to be transferred to iBio. The Company has no financial obligations to Fraunhofer with respect to the Company’s use of technologies developed independently of Fraunhofer.

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) to create a new research and development plan for the development of a recombinant Yellow Fever vaccine providing revised reporting, objectives, estimated budget, and project billing process. Under the CLA and bilateral agreement between iBio and Fraunhofer dated December 27, 2010, Fraunhofer, which has been engaged to act as the Company’s subcontractor for performance of research and development services for the new research and development plan, will bill Fiocruz directly on behalf of the Company at the rates, amounts and times provided in the Amended Agreement, and the proceeds of such billings and only the proceeds will be paid to Fraunhofer for its services so the Company’s expense is equal to its revenue and no profit is recognized for these activities under the Amended Agreement. For the year ended June 30, 2015, $2.1 million in research and development services were performed by Fraunhofer for the Company pursuant to the amended CLA. As of December 31, 2015, the total engagement of Fraunhofer for work requested by iBio is $3.0 million. See Note 8 - Significant Vendors for additional information. In addition to the foregoing, the Company sought to engage Fraunhofer for substantial additional other work, but Fraunhofer did not respond to the Company’s requests for proposals for such work.

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

New Lease

As discussed above, iBio CMO is leasing its facility in Bryan, Texas from the Second Affiliate under a 34-year sublease. See Note 10 for more details of the sublease.

Lawsuits

On October 22, 2014, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against PlantForm Corporation (“PlantForm”) and PlantForm’s president seeking equitable relief and damages based upon PlantForm’s interference with several contracts between the Company and Fraunhofer USA, including its Center for Molecular Biotechnology unit, (“Fraunhofer”) and one of the Company’s consultants and misappropriating the Company’s intellectual property including trade secrets and know-how.  On May 14, 2015, after mediation ordered and supervised by the Chancery Court, PlantForm represented and agreed that all drug development and manufacturing activities of PlantForm with Fraunhofer had ceased and would not be renewed at least until after the termination of the Company’s litigation regarding similar subject matter with Fraunhofer, and all of the accrued claims between the Company and PlantForm and its President were voluntarily dismissed with prejudice.

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. Briefing was completed on a motion to dismiss filed by Fraunhofer in lieu of filing an answer to the complaint. Fraunhofer also moved for a protective order in connection with certain discovery served by iBio. The Court bifurcated the action to first resolve the threshold question in the case – the scope of iBio’s ownership of the technology developed or held by Fraunhofer — before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument on this threshold issue on April 29, 2016, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and is entitled to receive a transfer of the technology from Fraunhofer. On September 19, 2016, Fraunhofer informed the Court that it does not intend to pursue its motion for protective order at this time. iBio intends to seek leave of Court to supplement and amend its current complaint to add additional state law claims against Fraunhofer. The Company is unable to predict the further outcome of this action at this time.

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

On December 4, 2015, a putative derivative action captioned Savage, Derivatively on Behalf of iBio, Inc., Plaintiff, v. Robert B. Kay, Arthur Y. Elliott, James T. Hill, Glenn Chang, Philip K. Russell, John D. McKey, and Seymour Flug, Defendants, and iBio, Inc., Nominal Defendant was filed in the Supreme Court of the State of New York, County of New York. The action alleged that the Company and its management made misstatements about the Company’s business resulting either from (i) a failure by iBio’s directors to establish a system of controls over the Company’s disclosures, or (ii) the directors’ consciously ignoring “red flags” relating to disclosures, and sought to recover an unspecified amount of damages. On January 15, 2016, the defendants filed a motion to dismiss all claims against them. On March 16, 2016, the plaintiff filed a Verified Amended Complaint that added an additional named plaintiff and alleged derivative claims generally along the same lines as the original complaint, together with purported direct breach of fiduciary duty and unjust enrichment claims based on the same conduct. The Verified Amended Complaint seeks to recover an unspecified amount of damages. On April 29, 2016, the defendants filed a motion to dismiss all claims against them. Plaintiffs’ opposition to the motion was filed on June 6, 2016. On June 22, 2016, the plaintiffs advised the Court that the parties had reached a settlement in principle, and on July 1, 2016, the Court ordered that the defendants’ pending motion to dismiss be withdrawn without prejudice. The terms of the settlement are subject to preliminary and final approval by the Court. The Company expects that the settlement will be funded by the Company’s insurance carrier.

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

Year ended June 30, 2016	United States	Brazil	Total

Net revenues	$948	$-	$948
Research and development expenses	3,156	-	3,156
General and administrative expenses	7,663	22	7,685
Operating loss	(9,871)	(22)	(9,893)
Interest expense	(807)	-	(807)
Interest and other income	43	-	43
Consolidated net loss	(10,635)	(22)	(10,657)
Total assets	51,580	20	51,600
Fixed assets, net	25,574	-	25,574
Intangible assets, net	2,092	-	2,092
Depreciation expense	575	2	577
Amortization of intangible assets	363	-	363

Year ended June 30, 2015	United States	Brazil	Total

Net revenues	$1,851	$-	$1,851
Research and development expenses	3,495	-	3,495
General and administrative expenses	4,929	93	5,022
Operating loss	(6,573)	(93)	(6,666)
Interest expense	-	-	-
Interest and other income	41	-	41
Consolidated net loss	(6,532)	(93)	(6,625)
Total assets	12,448	46	12,494
Fixed assets, net	3	10	13
Intangible assets, net	2,360	-	2,360
Depreciation expense	3	2	5
Amortization of intangible assets	358	-	358

