Form 10-Q
period 2016-09-30
iBio, Inc.
filed 2016-11-18
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Shares of Common Stock outstanding as of November 18, 2016:           89,109,410

iBio, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	September 30, 2016	June 30, 2016
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$20,098	$23,014
Accounts receivable - trade	170	484
Accounts receivable - unbilled	62	122
Work in process	-	22
Prepaid expenses and other current assets	132	264
Total Current Assets	20,462	23,906

Fixed assets, net of accumulated depreciation	25,580	25,574
Intangible assets, net of accumulated amortization	2,023	2,092
Security deposit	26	28
Total Assets	$48,091	$51,600

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (related party of $239 and $200 as of September 30, 2016 and June 30, 2016, respectively)	$979	$1,177
Accrued expenses (related party of $772 and $623 as of September 30, 2016 and June 30, 2016, respectively)	1,022	920
Capital lease obligation – current portion	173	170
Deferred revenue	-	24
Total Current Liabilities	2,174	2,291

Capital lease obligation - net of current portion	25,220	25,265

Total Liabilities	27,394	27,556

Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Preferred stock - no par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized; 89,109,410 shares issued and outstanding as of September 30, 2016 and June 30, 2016	89	89
Additional paid-in capital	67,733	67,468
Accumulated other comprehensive loss	(29)	(29)
Accumulated deficit	(60,652)	(57,591)
Total iBio, Inc. Stockholders’ Equity	7,141	9,937
Noncontrolling interest	13,556	14,107
Total Equity	20,697	24,044
Total Liabilities and Equity	$48,091	$51,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; In Thousands, except per share amounts)

	Three Months Ended
	September 30,
	2016	2015
Revenues	$135	$160

Operating expenses:
Research and development (related parties of $239 and $227), net of $36 and $0 in grant income	820	551
General and administrative (related parties of $175 and $0)	2,469	1,422
Total operating expenses	3,289	1,973

Operating loss	(3,154)	(1,813)

Other income (expense):
Interest expense (related party of $483 and $0)	(483)	-
Interest income	13	2
Royalty income	12	6

Total other income	(458)	8

Consolidated net loss	(3,612)	(1,805)
Net loss attributable to noncontrolling interest	551	-
Net loss attributable to iBio, Inc.	$(3,061)	$(1,805)

Comprehensive loss:
Net loss	$(3,612)	$(1,805)
Other comprehensive loss - foreign currency translation adjustments	-	(9)

Comprehensive loss	$(3,612)	$(1,814)

Loss per common share – basic and diluted	$(0.03)	$(0.02)

Weighted-average common shares outstanding – basic and diluted	89,109	77,307

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited; In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2016	-	$-	89,110	$89	$67,468	$(29)	$(57,591)	$14,107	$24,044

Share-based compensation	-	-	-	-	265	-	-	-	265

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(3,061)	(551)	(3,612)

Balance as of September 30, 2016	-	$-	89,110	$89	$67,733	$(29)	$(60,652)	$13,556	$20,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Three Months Ended
	September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(3,612)	$(1,805)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	265	329
Amortization of intangible assets	88	91
Depreciation	324	1
Changes in operating assets and liabilities:
Accounts receivable - trade	315	(34)
Accounts receivable - unbilled	61	(126)
Work in process	22	-
Prepaid expenses and other current assets	131	90
Security deposit	2	-
Accounts payable	53	171
Accrued expenses	102	136
Deferred revenue	(24)	-

Net cash used in operating activities	(2,273)	(1,147)

Cash flows from investing activities:
Additions to intangible assets	(202)	(18)
Purchases of fixed assets	(400)	-

Net cash used in investing activities	(602)	(18)

Cash flows from financing activities:
Payment of capital lease obligation	(41)	-
Proceeds from exercise of warrants	-	63

Net cash (used in) provided by financing activities	(41)	63

Effect of exchange rate changes	-	(8)

Net decrease in cash	(2,916)	(1,110)
Cash - beginning of period	23,014	9,494
Cash - end of period	$20,098	$8,384

Schedule of non-cash activities:
Unpaid intangible assets included in accounts payable	$184	$-
Unpaid fixed assets included in accounts payable	$71	$-
Unpaid intangible assets included in accrued expenses	$-	$(3)

Supplemental cash flow information:
Cash paid during the period for interest	$484	$-

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, from which the accompanying condensed balance sheet dated June 30, 2016 was derived.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Liquidity

The Company’s primary sources of liquidity are cash on hand and cash available from the sale of common stock of the Company. At this time, cash flows from operating activities represent net outflows for operating expenses and expenses for technology and product development. As of September 30, 2016, the Company had $20.1 million in cash on hand which is expected to support the Company’s activities through September 30, 2017.

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of September 30, 2016, the Company’s accumulated deficit was $60.7 million, and it had cash used in operating activities of $2.3 million for the three months ended September 30, 2016. The Company has historically financed its activities through the sale of common stock and warrants. Through September 30, 2016, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, its proprietary candidates for treatment of fibrotic diseases, advancing its intellectual property, and general and administrative activities.

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

Coincident with the entry into the iBio CMO joint venture, Eastern agreed to acquire 10 million shares of the Company's common stock at $0.622 per share. The closing for the sale of 3,500,000 of such shares occurred on January 25, 2016 and the sale of the remaining 6,500,000 shares occurred on April 13, 2016. In addition, on January 25, 2016, Eastern exercised warrants it previously acquired to purchase 1,784,000 shares of the Company's common stock at $0.53 per share. As of the date of the filing of this report, the Company has received $15 million for the capitalization of iBio CMO and approximately $7.2 million from Eastern for the acquisition of 10 million shares of common stock and the exercise of the warrants. See Note 9 for a further description of the transactions.

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

3.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of the Notes to Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2016.

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

The Company’s contract revenue consists primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin 104, “Revenue Recognition.” Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors. In Fiscal 2017 and Fiscal 2016, the Company did not have any revenue arrangements with multiple deliverables.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. In Fiscal 2017, grant income amounted to approximately $36,000. No grant income was recognized in Fiscal 2016.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. There was no work in process at September 30, 2016.

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years.

Assets held under the terms of capital leases are included in fixed assets and are depreciated on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under capital leases are shown within liabilities and are analyzed between amounts falling due within and after one year (see Note 5).

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges in Fiscal 2017 and Fiscal 2016.

Recently Issued Accounting Pronouncements

In May 2014, ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) was issued. The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance, and creates ASC 606, “Revenue from Contracts with Customers.”

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

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2017 (year ended June 30, 2018 for the Company) including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements but has not determined the impact as of the filing of this report.

Effective January 1, 2016, the Company adopted ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period is treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 became effective for interim and annual periods beginning on or after December 15, 2015. The adoption of ASU 2014-12 did not have a significant impact on the Company’s consolidated financial statements.

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”) was issued.  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 (year ended June 30, 2017 for the Company) and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact.

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

Effective July 1, 2016, the Company adopted ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). The amendments in ASU 2015-02 change the analysis that reporting entity must perform to determine whether it should consolidate certain types of legal entities. A reporting entity may apply the amendments in ASU 2015-02 using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The adoption of ASU 2015-02 did not have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).  ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 becomes effective for interim and annual reporting periods beginning after December 15, 2016 (year ended June 30, 2017 for the Company). Early adoption is permitted.  A reporting entity should apply the amendment prospectively or retrospectively. The Company is currently evaluating the effects of adopting ASU 2015-17 on its consolidated financial statements but the adoption is not expected to have a significant impact as the Company continues to provide a full valuation allowance against its net deferred tax assets.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017 (year ended June 30, 2019 for the Company), including interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2016-01 if and when it is deemed to be applicable.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).”  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual reporting periods beginning after December 15, 2018 (year ended June 30, 2020 for the Company) and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This guidance is effective for annual periods beginning after December 15, 2016 (year ended June 30, 2018 for the Company), including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014-09, “Revenue from Contracts with Customers.” Specifically, ASU 2016-10 addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 (year ended June 30, 2019 for the Company). The Company is currently evaluating the impact of ASU 2016-10 on its consolidated financial statements but has not determined the impact as of the filing of this report.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients” (“ASU 2016-12”). The amendments in ASU 2016-12 affect the guidance in ASU 2014-09 by clarifying certain specific aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. ASU 2016-12 will have the same effective date and transition requirements as the ASU 2014-09. The Company is currently evaluating the impact of ASU 2016-12 on its consolidated financial statements but has not determined the impact as of the filing of this report.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (year ended June 30, 2019 for the Company). The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2016 and June 30, 2016 due to their short-term nature. The carrying value of the capital lease obligation approximated its fair value as of September 30, 2016 and June 30, 2016 as the interest rate used to discount the lease payments approximated market.

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

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	September 30, 2016	June 30, 2016
Facility under capital lease	$20,000	$20,000
Equipment under capital lease	6,000	6,000
Facility improvements	57	42
Medical equipment	305	-
Office equipment and software	146	137
	26,508	26,179
Accumulated depreciation – assets under capital lease	(882)	(571)
Accumulated depreciation – other	(46)	(34)
	(928)	(605)
Net fixed assets	$25,580	$25,574

Depreciation expense was approximately $324,000 and $1,300 in Fiscal 2017 and Fiscal 2016, respectively. Depreciation of the assets under the capital lease amounted to approximately $311,000 and $0 in Fiscal 2017 and Fiscal 2016, respectively.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during Fiscal 2017 and Fiscal 2016.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	September 30, 2016	June 30, 2016
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,284	2,265
	5,384	5,365
Intellectual property – accumulated amortization	(1,971)	(1,932)
Patents – accumulated amortization	(1,390)	(1,341)
	(3,361)	(3,273)
Net intangible assets	$2,023	$2,092

Amortization expense was approximately $88,000 and $91,000 for Fiscal 2017 and Fiscal 2016, respectively.

7.	Significant Vendors

Fraunhofer

Fraunhofer was the Company’s most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below). The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $122,000 and $341,000 as of September 30, 2016 and June 30, 2016, respectively, and accrued expenses of $62,000 and $122,000 as of September 30, 2016 and June 30, 2016, respectively. See Note 14 – Commitments and Contingencies.

On January 4, 2011, the Company entered into the Collaboration and License Agreement (the “CLA”) which is a three-party agreement involving the Company, Fraunhofer and Fiocruz, a public entity, member of the Indirect Federal Public Administration and linked to the Health Ministry of Brazil, acting through its unit Bio-Manguinhos. The CLA provides for the development of a Yellow Fever vaccine to be manufactured and distributed within Latin America and Africa by Fiocruz. The CLA was supplemented by a bilateral agreement between iBio and Fraunhofer dated December 27, 2010 in which the Company engaged Fraunhofer as a contractor to provide the research and development services (both, together, the “Agreement”). The services are billed to Fiocruz at Fraunhofer’s cost, so the Company’s revenue is equivalent to expense and there is no profit.

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. In Fiscal 2017 and Fiscal 2016, under the Amended Agreement, the Company recognized revenue of $62,000 and $160,000, respectively, for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work.

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”). Under the terms of the Settlement Agreement various contractual obligations existing at June 30, 2013 were released, terminated or modified. See Note 14 - Commitments and Contingencies for significant modifications.

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov, Fraunhofer's Executive Director. See Note 14 - Lawsuits for additional information.

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $239,000 and $200,000 at September 30, 2016 and June 30, 2016, respectively. Research and development expenses related to Novici were approximately $239,000 and $227,000 in Fiscal 2017 and Fiscal 2016, respectively.

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

In addition to the base rent, iBio CMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. Percentage rent amounted to $16,000 and $0 in Fiscal 2017 and Fiscal 2016, respectively.

Interest expense incurred under the capital lease obligation amounted to approximately $484,000 and $0 for Fiscal 2017 and Fiscal 2016, respectively.

Future minimum payments under the capitalized lease obligations are due as follows:

Fiscal period ending on September 30,:	Principal	Interest	Total
2017	$173,048	$1,926,952	$2,100,000
2018	186,593	1,913,407	2,100,000
2019	201,198	1,898,802	2,100,000
2020	216,947	1,883,053	2,100,000
2021	233,928	1,866,072	2,100,000
Thereafter	24,381,531	35,468,469	59,850,000

Total minimum lease payments	25,393,245	$44,956,755	$70,350,000
Less: current portion	(173,048)
Long-term portion of minimum lease obligations	$25,220,197

9.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of September 30, 2016 and June 30, 2016, there were no shares of preferred stock issued and outstanding.

Common Stock

As of September 30, 2016 and 2015, the Company was authorized to issue up to 175 million shares of common stock.   As of September 30, 2016, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock). No shares are reserved for the exercise of warrants.

No shares of common stock were issued for the period July 1, 2016 through the date of the filing of this report. Recent issuances of common stock include the following:

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

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units. No warrants were outstanding as of September 30, 2016 and June 30, 2016.

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

	Three Months ended September 30,
	2016	2015
Basic and diluted numerator:

Net loss available to iBio, Inc. stockholders	$(3,061)	$(1,805)

Basic and diluted denominator:

Weighted-average common shares outstanding	89,109	77,307

Per Share Amount	$(0.03)	$(0.02)

In Fiscal 2017 and Fiscal 2016, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of September 30, 2016, shares issuable which could potentially dilute future earnings included approximately 12.3 million stock options.   As of September 30, 2015, shares issuable which could potentially dilute future earnings included approximately 12.1 million stock options and 6.0 million warrants.

11.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2016	2015
Research and development	$6	$5
General and administrative	259	324
Total	$265	$329

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The Plan, as amended on December 18, 2013, provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 15 million shares. As of September 30, 2016, there were approximately 2.7 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

No stock options were issued during Fiscal 2017.

The following table summarizes all stock option activity during Fiscal 2017:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2016	12,273,334	$1.31	6.4	$993
Granted	-
Outstanding as of September 30, 2016	12,273,334	$1.31	6.1	$433
Vested and, as of September 30, 2016, expected to vest	12,233,897	$1.31	6.1	$433

Exercisable as of September 30, 2016	9,361,697	$1.31	5.5	$405

As of September 30, 2016, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 1.68 years.

12.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici in which iBio’s President is a minority stockholder. See Note 7.

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

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CMO a 34-year sublease of a Class A life sciences building in Bryan, Texas, on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at September 30, 2016 and June 30, 2016 due to the Second Eastern Affiliate amounted to $772,000 and $623,000, respectively. General and administrative expenses related to Second Eastern Affiliate were approximately $167,000 and $0 in Fiscal 2017 and Fiscal 2016, respectively. Interest expense related to the Second Eastern Affiliate was approximately $483,000 and $0 in Fiscal 2017 and Fiscal 2016, respectively. The terms of the sublease are described in Note 8.

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

Operating Lease with Minority Stockholder

Effective January 1, 2015, the Company is leasing office space on a month-to-month basis from an entity owned by a minority stockholder of the Company. Rent was $2,200 per month through November 2015 and increased to $2,500 per month effective December 2015. Rent expense totaled $7,500 and $6,600 in Fiscal 2017 and Fiscal 2016, respectively.

13. Income Taxes

The Company recorded no income tax expense for the three months ended September 30, 2016 and 2015 because the estimated annual effective tax rate was zero. As of September 30, 2016, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) to create a new research and development plan for the development of a recombinant Yellow Fever vaccine providing revised reporting, objectives, estimated budget, and project billing process. Under the CLA and bilateral agreement between iBio and Fraunhofer dated December 27, 2010, Fraunhofer, which has been engaged to act as the Company’s subcontractor for performance of research and development services for the new research and development plan, will bill Fiocruz directly on behalf of the Company at the rates, amounts and times provided in the Amended Agreement, and the proceeds of such billings and only the proceeds will be paid to Fraunhofer for its services so the Company’s expense is equal to its revenue and no profit is recognized for these activities under the Amended Agreement. For the year ended June 30, 2015, $2.1 million in research and development services were performed by Fraunhofer for the Company pursuant to the amended CLA. As of December 31, 2015, the total engagement of Fraunhofer for work requested by iBio is $3.0 million. See Note 7 - Significant Vendors for additional information. In addition to the foregoing, the Company sought to engage Fraunhofer for substantial additional other work, but Fraunhofer did not respond to the Company’s requests for proposals for such work

On January 14, 2014 (the “Effective Date”), the Company entered into an exclusive worldwide License Agreement (“LA”) with the University of Pittsburgh (“UP”) covering all of the U.S. and foreign patents and patent applications and related intellectual property owned by UP pertinent to the use of endostatin peptides for the treatment of fibrosis. The Company paid an initial license fee of $20,000 and is required to pay all of UP’s patent prosecution costs that were incurred prior to, totaling $30,627, and subsequent to the Effective Date. On each anniversary date the Company is to pay license fees ranging from $25,000 to $150,000 for the first five years and $150,000 on each subsequent anniversary date until the first commercial sale of the licensed technology. Beginning with commercial sales of the technology or approval by the FDA or foreign equivalent, the Company will be required to pay milestone payments, royalties and a percentage of any non-royalty sublicense income to UP.

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

Lawsuits

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. Briefing was completed on a motion to dismiss filed by Fraunhofer in lieu of filing an answer to the complaint. Fraunhofer also moved for a protective order in connection with certain discovery served by iBio. The Court bifurcated the action to first resolve the threshold question in the case – the scope of iBio’s ownership of the technology developed or held by Fraunhofer — before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument on this threshold issue on April 29, 2016, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and is entitled to receive a transfer of the technology from Fraunhofer. On September 19, 2016, Fraunhofer informed the Court that it does not intend to pursue its motion for protective order at this time. iBio has sought leave of Court to supplement and amend its current complaint to add additional state law claims against Fraunhofer. Fraunhofer opposes this motion. The Company is unable to predict the further outcome of this action at this time.

On December 4, 2015, a putative derivative action captioned Savage, Derivatively on Behalf of iBio, Inc., Plaintiff, v. Robert B. Kay, Arthur Y. Elliott, James T. Hill, Glenn Chang, Philip K. Russell, John D. McKey, and Seymour Flug, Defendants, and iBio, Inc., Nominal Defendant was filed in the Supreme Court of the State of New York, County of New York. The action alleged that the Company and its management made misstatements about the Company’s business resulting either from (i) a failure by iBio’s directors to establish a system of controls over the Company’s disclosures, or (ii) the directors’ consciously ignoring “red flags” relating to disclosures, and sought to recover an unspecified amount of damages. On January 15, 2016, the defendants filed a motion to dismiss all claims against them. On March 16, 2016, the plaintiff filed a Verified Amended Complaint that added an additional named plaintiff and alleged derivative claims generally along the same lines as the original complaint, together with purported direct breach of fiduciary duty and unjust enrichment claims based on the same conduct. The Verified Amended Complaint sought to recover an unspecified amount of damages. On April 29, 2016, the defendants filed a motion to dismiss all claims against them. Plaintiffs’ opposition to the motion was filed on June 6, 2016. On June 22, 2016, the plaintiffs advised the Court that the parties had reached a settlement in principle, and on July 1, 2016, the Court ordered that the defendants’ pending motion to dismiss be withdrawn without prejudice. The parties entered a Stipulation of Settlement dated as of September 20, 2016. On October 11, 2016, the plaintiffs filed a motion with the Court seeking preliminary approval of the settlement. The terms of the settlement are subject to preliminary and final approval by the Court. The Company expects that the settlement will be funded by the Company’s insurance carrier.

15. Segment Reporting

In accordance with FASB ASC 280, “Segment Reporting,” the Company discloses financial and descriptive information about its reportable segments. The Company operates in two segments, iBio, Inc. and iBio CMO. Commencing July 1, 2016, management determined that the activity of iBio CMO should be segregated as a separate segment. In addition, management determined that the activity of iBio Brazil was no longer material and will be included in the activity of iBio, Inc. As such, the segment information for the three months ended September 30, 2015 was conformed to the current presentation. These segments are components of the Company about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Three Months Ended September 30, 2016 (in thousands)	iBio, Inc.	iBio CMO	Eliminations	Total

Revenues - external customers	$86	$49	$-	$135
Revenues – intersegment	152	182	(334)	-
Research and development	684	321	(185)	820
General and administrative	1,347	1,271	(149)	2,469
Operating loss	(1,793)	(1,361)	-	(3,154)
Interest expense	-	(483)	-	(483)
Interest and other income	18	7	-	25
Consolidated net loss	(1,775)	(1,837)	-	(3,612)
Total assets	11,810	36,330	(49)	48,091
Fixed assets, net	8	25,572	-	25,580
Intangible assets, net	2,023	-	-	2,023
Depreciation expense	1	323	-	324
Amortization of intangible assets	88	-	-	88

Three Months Ended September 30, 2015 (in thousands)	iBio, Inc.	iBio CMO *	Eliminations	Total

Revenues - external customers	$160	$-	$-	$160
Revenues – intersegment	-	-	-	-
Research and development	551	-	-	551
General and administrative	1,422	-	-	1,422
Operating loss	(1,813)	-	-	(1,813)
Interest expense	-	-	-	-
Interest and other income	8	-	-	8
Consolidated net loss	(1,805)	-	-	(1,805)
Total assets	11,374	-	-	11,374
Fixed assets, net	10	-	-	10
Intangible assets, net	2,284	-	-	2,284
Depreciation expense	1	-	-	1
Amortization of intangible assets	91	-	-	91

* iBio CMO commenced operations in December 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2016. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “may”, “plan”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated or expected. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our estimates as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so.

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

Results of Operations - Comparison of Three Months ended September 30, 2016 (“Fiscal 2017”) versus September 30, 2015 (“Fiscal 2016”)

Revenue

Gross revenue for Fiscal 2017 and 2016 was approximately $135,000 and $160,000, respectively, a decrease of approximately $25,000.

Revenue has been attributable to technology services provided to Bio-Manguinhos/FioCruz (“FioCruz”) in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engaged Fraunhofer USA Inc. ("Fraunhofer") as a subcontractor to perform the services required. During 2013, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by the Company in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer. In June 2014, the Company, FioCruz and Fraunhofer amended their Collaboration and License Agreement reflecting the agreed modifications to the work plan and work was resumed by Fraunhofer for the Company to continue development of a yellow fever vaccine using the Company’s iBioLaunch ™ technology. In Fiscal 2017, revenue was lower due to changes in technology services performed pursuant to the agreement with FioCruz.

Research and development expenses

Research and development expenses for Fiscal 2017 and Fiscal 2016 were $820,000 and $551,000, respectively, a decrease of approximately $269,000. The increase was primarily related to the addition of iBio CMO operations net of the decrease in contracted research expenses with Fiocruz.

General and administrative expenses

General and administrative expenses for Fiscal 2017 and Fiscal 2016 were approximately $2.5 million and $1.4 million, respectively, an increase of approximately $1.1 million. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company. The increase was primarily due to the expenses related to iBio CMO operations which commenced in December 2015 of approximately $830,000.

Other Income (Expense)

Other income (expense) for Fiscal 2017 and Fiscal 2016 was approximately ($458,000) and $8,000, respectively.

As discussed above, iBio CMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease. Such sublease is accounted for as a capital lease. In Fiscal 2017, other income (expense) included interest expense of $483,000 incurred under the capital lease and interest and royalty income of $25,000. Other income in Fiscal 2016 consisted of interest and royalty income.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CMO for the Eastern Affiliate in Fiscal 2017.

Liquidity and Capital Resources

As of September 30, 2016, we had cash of $20.1 million as compared to $23.0 million as of June 30, 2016. Cash at June 30, 2016 included the remaining proceeds received from stock purchase agreements from Eastern and the contribution for the formation of iBio CMO of $15 million.

Net Cash Used in Operating Activities

Operating activities used $2.3 million in cash for Fiscal 2017. The decrease in cash was primarily attributable to funding the loss for the period.

Net Cash Used in Investing Activities

In Fiscal 2017, net cash used in investing activities was approximately $602,000. Cash used in investing activities was attributable to additions to intangible assets of $202,000 and fixed assets primarily for iBio CMO of $400,000.

Net Cash Provided by Financing Activities

In fiscal 2017, net cash used in financing activities was $41,000, which represented payments of the capital lease obligation.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spinoff from Integrated BioPharma, Inc. in August 2008. As of September 30, 2016, our accumulated deficit was approximately $60.7 million, and we used approximately $2.3 million of cash for operating activities for Fiscal 2017. As of September 30, 2016, cash on hand of approximately $20.1 million is expected to support the Company’s activities through September 30, 2017.

We have historically financed our activities through the sale of common stock and warrants. We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity and other securities and through proceeds realized in connection with license and collaboration arrangements and operation of the Company’s new subsidiary, iBio CMO.

On May 15, 2015, we entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (referred to below as “Aspire Capital”) pursuant to which we have the option to require Aspire Capital to purchase up to an aggregate of $15.0 million of shares of our common stock (the “Purchase Shares”) upon and subject to the terms of the 2015 Aspire Purchase Agreement. The description of the 2015 Aspire Purchase Agreement and other information included under the heading “Aspire Capital – 2015 Facility” set forth in Note 9 of the consolidated financial statements included in this report.

No shares have been sold under the 2015 Aspire Purchase Agreement as of the date of the filing of this report. Despite the proceeds that we may receive pursuant to the 2015 Aspire Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond June 30, 2017.

On November 20, 2014, we filed with the Securities and Exchange Commission a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the Securities and Exchange Commission on December 2, 2014. This registration statement allows us, from time to time, to offer and sell shares of common stock, shares of preferred stock, debt securities, units comprised of shares of common stock, preferred stock, debt securities and warrants in any combination, and warrants to purchase common stock, preferred stock, debt securities and/or units, up to a maximum aggregate amount of $100 million of such securities. On May 29, 2016, we filed a prospectus supplement to the Registration Statement registering $15.0 million of our common stock that we may issue and sell to Aspire Capital from time to time pursuant to the 2015 Aspire Purchase Agreement, together with the 450,000 Commitment Shares issued to Aspire Capital in consideration for entering into the 2015 Aspire Purchase Agreement. We currently have no other firm agreements with any third parties for the sale of our securities pursuant to this registration statement. We cannot be certain that funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2016, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2016 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2016. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. Briefing was completed on a motion to dismiss filed by Fraunhofer in lieu of filing an answer to the complaint. Fraunhofer also moved for a protective order in connection with certain discovery served by iBio. The Court bifurcated the action to first resolve the threshold question in the case – the scope of iBio’s ownership of the technology developed or held by Fraunhofer — before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument on this threshold issue on April 29, 2016, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and is entitled to receive a transfer of the technology from Fraunhofer. On September 19, 2016, Fraunhofer informed the Court that it does not intend to pursue its motion for protective order at this time. iBio has sought leave of Court to supplement and amend its current complaint to add additional state law claims against Fraunhofer. Fraunhofer opposes this motion. The Company is unable to predict the further outcome of this action at this time.

On December 4, 2015, a putative derivative action captioned Savage, Derivatively on Behalf of iBio, Inc., Plaintiff, v. Robert B. Kay, Arthur Y. Elliott, James T. Hill, Glenn Chang, Philip K. Russell, John D. McKey, and Seymour Flug, Defendants, and iBio, Inc., Nominal Defendant was filed in the Supreme Court of the State of New York, County of New York. The action alleged that the Company and its management made misstatements about the Company’s business resulting either from (i) a failure by iBio’s directors to establish a system of controls over the Company’s disclosures, or (ii) the directors’ consciously ignoring “red flags” relating to disclosures, and sought to recover an unspecified amount of damages. On January 15, 2016, the defendants filed a motion to dismiss all claims against them. On March 16, 2016, the plaintiff filed a Verified Amended Complaint that added an additional named plaintiff and alleged derivative claims generally along the same lines as the original complaint, together with purported direct breach of fiduciary duty and unjust enrichment claims based on the same conduct. The Verified Amended Complaint sought to recover an unspecified amount of damages. On April 29, 2016, the defendants filed a motion to dismiss all claims against them. Plaintiffs’ opposition to the motion was filed on June 6, 2016. On June 22, 2016, the plaintiffs advised the Court that the parties had reached a settlement in principle, and on July 1, 2016, the Court ordered that the defendants’ pending motion to dismiss be withdrawn without prejudice. The parties entered a Stipulation of Settlement dated as of September 20, 2016. On October 11, 2016, the plaintiffs filed a motion with the Court seeking preliminary approval of the settlement. The terms of the settlement are subject to preliminary and final approval by the Court. The Company expects that the settlement will be funded by the Company’s insurance carrier.

Item 6. Exhibits.

Exhibit Number

3.1	Certificate of Incorporation of the Company (1)
3.2	First Amended and Restated Bylaws of the Company (2)
4.1	Registration Rights Agreement, dated May 15, 2016, between the Company and Aspire Capital Fund, LLC (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2016 (Commission File No. 001-35023).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: November 18, 2016	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman

Date: November 18, 2016	/s/ Mark Giannone
Mark Giannone
Chief Financial Officer

