Form 10-Q
period 2016-12-31
iBio, Inc.
filed 2017-02-21
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Shares of Common Stock outstanding as of February 21, 2017:           89,109,410

  iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	December 31, 2016	June 30, 2016
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$16,329	$23,014
Accounts receivable – trade	25	484
Accounts receivable – unbilled	75	122
Work in process	27	22
Prepaid expenses and other current assets	292	264
Total Current Assets	16,748	23,906

Fixed assets, net of accumulated depreciation	25,453	25,574
Intangible assets, net of accumulated amortization	1,960	2,092
Security deposit	27	28
Total Assets	$44,188	$51,600

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (related party of $158 and $200 as of December 31, 2016
and June 30, 2016, respectively)	$731	$1,177
Accrued expenses (related party of $635 and $623 as of December 31, 2016 and June 30, 2016, respectively)	905	920
Capital lease obligation - current portion	176	170
Deferred revenue	55	24
Total Current Liabilities	1,867	2,291

Capital lease obligation - net of current portion	25,175	25,265

Total Liabilities
	27,042	27,556
Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Preferred stock - no par value; 1,000,000 shares authorized; no shares
issued and outstanding	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized;
89,109,410 shares issued and outstanding as of
December 31, 2016 and June 30, 2016	89	89
Additional paid-in capital	67,974	67,468
Accumulated other comprehensive loss	(29)	(29)
Accumulated deficit	(63,881)	(57,591)
Total iBio, Inc. Stockholders' Equity	4,153	9,937
Noncontrolling interest	12,993	14,107
Total Equity	17,146	24,044
Total Liabilities and Stockholders' Equity	$44,188	$51,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Revenues	$75	$134	$210	$294

Operating expenses:
Research and development (related party of $206, $252, $445 and $478), net of grant income of $4, $0, $40 and $0)	1,049	704	1,869	1,255
General and administrative (related party of $187, $78, $362 and $78)	2,351	1,684	4,820	3,106
Total operating expenses	3,400	2,388	6,689	4,361

Operating loss	(3,325)	(2,254)	(6,479)	(4,067)

Other income (expense):
Interest expense (related party of $483, $0, $966 and $0)	(483)	-	(966)	-
Interest income	12	2	25	4
Royalty income	4	6	16	12

Total other income (expense)	(467)	8	(925)	16

Consolidated net loss	(3,792)	(2,246)	(7,404)	(4,051)
Net loss attributable to noncontrolling interest	563	-	1,114	-
Net loss attributable to iBio, Inc.	$(3,229)	$(2,246)	$(6,290)	$(4,051)

Comprehensive loss:
Consolidated net loss	$(3,792)	$(2,246)	$(7,404)	$(4,051)
Other comprehensive income (loss) - foreign currency translation adjustments	-	1	-	(8)

Comprehensive loss	$(3,792)	$(2,245)	$(7,404)	$(4,059)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.04)	$(0.03)	$(0.07)	$(0.05)

Weighted-average common shares outstanding - basic and diluted	89,109	77,326	89,109	77,316

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders' Equity

Six Months Ended December 31, 2016

(Unaudited; In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2016	-	$-	89,110	$89	$67,468	$(29)	$(57,591)	$14,107	$24,044

Share-based compensation	-	-	-	-	506	-	-	-	506

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(6,290)	(1,114)	(7,404)

Balance as of September 30, 2016	-	$-	89,110	$89	$67,974	$(29)	$(63,881)	$12,993	$17,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Six Months Ended
	December 31,
	2016	2015

Cash flows from operating activities:
Consolidated net loss	$(7,404)	$(4,051)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	506	643
Amortization of intangible assets	176	182
Depreciation	650	2
Loss on abandonment of intangible assets	-	17
Changes in operating assets and liabilities:
Accounts receivable – trade	459	243
Accounts receivable – unbilled	47	(15)
Work in process	(5)	-
Prepaid expenses and other current assets	(28)	(70)
Security deposit	1	-
Accounts payable	(255)	190
Accrued expenses	(15)	29
Deferred revenue	31	16

Net cash used in operating activities	(5,837)	(2,814)

Cash flows from investing activities:
Additions to intangible assets	(226)	-
Purchases of fixed assets	(539)	(5)

Net cash used in investing activities	(765)	(5)

Cash flows from financing activities:
Payment of capital lease obligation	(83)	-
Proceeds from exercise of warrants	-	63

Net cash (used in) provided by financing activities	(83)	63

Effect of exchange rate changes	-	(6)

Net decrease in cash	(6,685)	(2,762)
Cash - beginning of period	23,014	9,494
Cash - end of period	$16,329	$6,732

Schedule of non-cash activities:
Unpaid intangible assets included in accounts payable	$197	$40
Fixed assets included in accounts payable in FY 2016, paid in FY 2017	$71	$-
Unpaid fixed assets included in accounts payable	$61	$-

Supplemental cash flow information:
Cash paid during the period for interest	$966	$-

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

iBio was established as a public company in August 2008 as the result of a spin-off from Integrated BioPharma, Inc. The Company operates in one business segment under the direction of its Executive Chairman. The Company’s wholly-owned and majority-owned subsidiaries are as follows:

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

iBio CMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a 139,000 square foot Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CMO a 34-year sublease for the facility as well as certain equipment (see Note 8). Commercial operations commenced in January 2016. iBio CMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases; and (3) Commercial technology transfer services.

2.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, from which the accompanying condensed consolidated balance sheet dated June 30, 2016 was derived.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Foreign Currency

The Company accounts for foreign currency translation pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss.

Liquidity

The Company’s primary sources of liquidity are cash on hand and cash available from the sale of common stock of the Company. At this time, cash flows from operating activities represent net outflows for operating expenses and expenses for technology and product development. As of December 31, 2016, the Company had $16.3 million in cash on hand which is expected to support the Company’s activities at least through December 31, 2017.

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2016, the Company’s accumulated deficit was $63.9 million and it had cash used in operating activities of $5.8 million for the six months ended December 31, 2016. The Company has historically financed its activities through the sale of common stock and warrants. Through December 31, 2016, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, its proprietary candidates for treatment of fibrotic diseases, advancing its intellectual property, and general and administrative activities.

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

The Company’s contract revenue consists primarily of amounts earned under contracts with third party customers and reimbursed expenses under such contracts. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with FASB ASC 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin 104, “Revenue Recognition.” Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors. In Fiscal 2017 and Fiscal 2016, the Company did not have any revenue arrangements with multiple deliverables.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. Grant income amounted to approximately $4,000 and $40,000 for the three and six months ended December 31, 2016, respectively. No grant income was recognized in Fiscal 2016.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. Work in process totaled approximately $27,000 and $22,000 at December 31, 2016 and June 30, 2016, respectively.

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

Recently Issued Accounting Pronouncements

In May 2014, Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) was issued. The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance, and creates an ASC 606, “Revenue from Contracts with Customers.”

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

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017 (quarter ended September 30, 2018 for the Company), including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements but has not determined the impact as of the filing of this report.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).  ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 becomes effective for interim and annual reporting periods beginning after December 15, 2016 (quarter ended March 31, 2017 for the Company). Early adoption is permitted.  A reporting entity should apply the amendment prospectively or retrospectively. The Company is currently evaluating the effects of adopting ASU 2015-17 on its consolidated financial statements but the adoption is not expected to have a significant impact as the Company continues to provide a full valuation allowance against its net deferred tax assets.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017 (quarter ended September 30, 2018 for the Company), including interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2016-01 if and when it is deemed to be applicable.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).”  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual reporting periods beginning after December 15, 2018 (quarter ended September 30, 2019 for the Company) and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This guidance is effective for annual periods beginning after December 15, 2016 (quarter ended September 30, 2017 for the Company), including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014-09, “Revenue from Contracts with Customers.” Specifically, ASU 2016-10 addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 (quarter ended September 30, 2018 for the Company). The Company is currently evaluating the impact of ASU 2016-10 on its consolidated financial statements but has not determined the impact as of the filing of this report.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”) with the objective to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard will require entities to recognize the income tax consequences of an intra-entity transfer of non-inventory asset when the transfer occurs. The guidance is effective for fiscal years beginning after December 15, 2017 (year ended June 30, 2019 for the Company), and early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2016-16 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control” (“ASU 2016-17”). ASU 2016-17 amends the guidance issued with ASU 2015-02 in order to make it less likely that a single decision maker would individually meet the characteristics to be the primary beneficiary of a Variable Interest Entity ("VIE"). When a decision maker or service provider considers indirect interests held through related parties under common control, they perform two steps. The second step was amended with this guidance to say that the decision maker should consider interests held by these related parties on a proportionate basis when determining the primary beneficiary of the VIE rather than in their entirety as was called for in the previous guidance. This ASU will be effective for fiscal years beginning after December 15, 2016 (year ended September 30, 2018 for the Company), and early adoption is not permitted. The Company is currently evaluating the effects of adopting ASU 2016-17 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017 (quarter ended September 30, 2018 for the Company), including interim periods within those periods. The Company is currently evaluating the impact of adopting ASU 2017-01 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values as of December 31, 2016 and June 30, 2016 due to their short-term nature. The carrying value of the capital lease obligation approximated its fair value as of December 31, 2016 and June 30, 2016 as the interest rate used to discount the lease payments approximated market.

5.	Fixed Assets

iBio CMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under a 34-year sublease. See Note 8 for more details of the terms of the sublease.

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

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	December 31, 2016	June 30, 2016
Facility under capital lease	$20,000	$20,000
Equipment under capital lease	6,000	6,000
Facility improvements	165	42
Medical equipment	359	-
Office equipment and software	183	137
	26,707	26,179
Accumulated depreciation – assets under capital lease	(1,193)	(571)
Accumulated depreciation – other	(61)	(34)
	(1,254)	(605)
Net fixed assets	$25,453	$25,574

Depreciation expense was approximately $326,000 and $1,100 for the three months ended December 31, 2016 and 2015, respectively, and for the six months ended December 31, 2016 and 2015, depreciation expense was approximately $650,000 and $2,500, respectively. Depreciation of the assets under the capital lease amounted to approximately $312,000 and $623,000 in for the three and six months ended December 31, 2016 and 2015, respectively. There were no assets under capital leases for the three and six months ended December 31, 2015.

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

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	December 31, 2016	June 30, 2016
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,309	2,265
	5,409	5,365
Intellectual property – accumulated amortization	(2,010)	(1,932)
Patents – accumulated amortization	(1,439)	(1,341)
	(3,449)	(3,273)
Net intangible assets	$1,960	$2,092

Amortization expense was approximately $88,000 and $91,000 for the three months ended December 31, 2016 and 2015, respectively, and for the six months ended December 31, 2016 and 2015, amortization expense was $176,000 and $182,000, respectively. For both the three and six months ended December 31, 2016, the Company did not incur losses on the abandonment of patents. For both the three and six months ended December 31, 2015, the Company incurred losses on the abandonment of patents of approximately $17,000.

7.	Significant Vendors

Fraunhofer

Fraunhofer was the Company’s most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below). The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $0 and $341,000 as of December 31, 2016 and June 30, 2016, respectively, and accrued expenses of $75,000 and $122,000 as of December 31, 2016 and June 30, 2016, respectively. See Note 14 – Commitments and Contingencies.

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

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. Under the Amended Agreement, the Company recognized revenue of $75,000 and $119,000 for the three months ended December 31, 2016 and 2015, respectively, and $137,000 and $279,000 for the six months ended December 31, 2016 and 2015, respectively, for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work.

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”). Under the terms of the Settlement Agreement, various contractual obligations existing at June 30, 2013 were released, terminated or modified. See Note 14 - Commitments and Contingencies for significant modifications.

On March 17, 2015 the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov, Fraunhofer’s Executive Director. See Note 14 - Lawsuits for additional information.

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $155,000 and $200,000 at December 31, 2016 and June 30, 2016, respectively. Research and development expenses related to Novici were approximately $206,000 and $252,000 for the three months ended December 31, 2016 and 2015, respectively, and approximately $445,000 and $478,000 for the six months ended December 31, 2016 and 2015, respectively.

8.	Capital Lease Obligation

As discussed above, iBio CMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under a 34-year sublease. iBio CMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CMO and the Second Eastern Affiliate granting iBio CMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CMO and the Second Eastern Affiliate (the “sublease”). The 34-year term of the sublease may be extended by iBio CMO for a ten-year period, so long as iBio CMO is not in default under the sublease. Under the sublease, iBio CMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index. The base rent under the Second Eastern Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CMO is also responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the sublease.

In addition to the base rent, iBio CMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. Percentage rent amounted to approximately $29,000 and $45,000 for the three and six months ended December 31, 2016, respectively. There was no percentage rent for 2015.

Interest expense incurred under the capital lease obligation amounted to approximately $483,000 and $966,000 for the three and six months ended December 31, 2016, respectively. There was no interest for 2015.

Future minimum payments under the capitalized lease obligations are due as follows:

Fiscal period ending on December 31:	Principal	Interest	Total
2017	$176,339	$1,923,661	$2,100,000
2018	190,142	1,909,858	2,100,000
2019	205,025	1,894,975	2,100,000
2020	221,073	1,878,927	2,100,000
2021	238,377	1,861,623	2,100,000
Thereafter	24,320,243	35,004,757	59,325,000

Total minimum lease payments	25,351,199	$44,473,801	$69,825,000
Less: current portion	(176,339)
Long-term portion of minimum lease obligations	$25,174,860

9.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. As of December 31, 2016 and June 30, 2016, there were no shares of preferred stock issued and outstanding.

Common Stock

As of December 31, 2016 and June 30, 2016, the Company was authorized to issue up to 175 million shares of common stock. As of December 31, 2016, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock). No shares are reserved for the exercise of warrants.

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

The number of Purchase Shares covered by and timing of each Purchase Notice or VWAP Purchase Notice are determined at the Company’s discretion. The aggregate number of shares that the Company can sell to Aspire Capital under the 2015 Aspire Purchase Agreement may in no case exceed 15,343,406 shares of our common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the 2015 Aspire Purchase Agreement, including the 450,000 Commitment Shares issued to Aspire Capital in consideration for entering into the 2015 Aspire Purchase Agreement) (the “Exchange Cap”), unless shareholder approval is obtained to issue more, in which case the Exchange Cap will not apply; provided that at no time shall Aspire Capital (together with its affiliates) beneficially own more than 19.99% of the Company’s common stock.

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

On January 13, 2016, the Company entered into a separate share purchase agreement with Eastern pursuant to which Eastern agreed to purchase 6,500,000 shares of the Company’s common stock at a price of $0.622 per share, subject to the approval of the Company’s stockholders. The Company’s stockholders approved the issuance of the 6,500,000 shares to Eastern at the Company’s annual meeting on April 7, 2016. On April 13, 2016, the Company issued the 6,500,000 shares and received proceeds of $4,043,000. These shares are subject to a three-year standstill agreement which will restrict additional acquisitions of the Company’s equity by Eastern and its controlled affiliates to limit its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 38%, absent the approval by a majority of the Company’s Board of Directors.

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units. No warrants were outstanding as of December 31, 2016 and June 30, 2016.

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

	Three Months ended December 31,		Six Months ended December 31,
	2016	2015	2016	2015
Basic and diluted numerator:

Net loss available to iBio, Inc. stockholders	$(3,229)	$(2,246)	$(6,290)	$(4,051)

Basic and diluted denominator:

Weighted-average common shares outstanding	89,109	77,326	89,109	77,316

Per share amount	$(0.04)	$(0.03)	$(0.07)	$(0.05)

In Fiscal 2017 and Fiscal 2016, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share are the same. As of December 31, 2016, shares issuable which could potentially dilute future earnings included approximately 12.3 million stock options. As of December 31, 2015, shares issuable which could potentially dilute future earnings included approximately 12.1 million stock options and 1.8 million warrants.

11.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,
	2016	2015
Research and development	$5	$4
General and administrative	236	310
Totals	$241	$314

	Six Months Ended December 31,
	2016	2015
Research and development	$11	$9
General and administrative	495	634
Totals	$506	$643

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The Plan, as amended on December 18, 2013, provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 15 million shares. As of December 31, 2016, there were approximately 2.7 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

No stock options were issued during Fiscal 2017.

The following table summarizes all stock option activity during Fiscal 2017:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2016	12,273,334	$1.31	6.4	$993
Granted	-	-	-	-
Outstanding as of December 31, 2016	12,273,334	$1.30	5.9	$146
Vested and, as of December 31, 2016, expected to vest	12,241,807	$1.30	5.9	$146

Exercisable as of December 31, 2016	9,420,029	$1.30	5.2	$146

As of December 31, 2016, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 1.5 years.

12.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici in which iBio’s President is a minority stockholder. See Note 7.

Agreements with Eastern Capital Limited and its Affiliates

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

Concurrently with the execution of the Purchase Agreements, iBio entered into a contract manufacturing joint venture with an affiliate of Eastern to develop and manufacture plant-made pharmaceuticals through iBio’s recently formed subsidiary, iBio CMO. The Eastern Affiliate contributed $15.0 million in cash to iBio CMO, for a 30% interest in iBio CMO. iBio retained a 70% equity interest in iBio CMO. As the majority equity holder, iBio has the right to appoint a majority of the members of the Board of Managers that manages iBio CMO. Specified material actions require the consent of iBio and the Eastern Affiliate. iBio contributed to the capital of iBio CMO a royalty bearing license, which grants iBio CMO a non-exclusive license to use the iBio’s proprietary technologies, including the iBioLaunch technology and additional iBio technologies, for research purposes and an exclusive U.S. license for manufacturing purposes. iBio retains all other rights in its intellectual property, including the right for itself to commercialize products based on its proprietary technologies or to grant licenses to others to do so.

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CMO a 34-year sublease of a Class A life sciences building in Bryan, Texas, on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at December 31, 2016 and June 30, 2016 due to the Second Eastern Affiliate amounted to $635,000 and $623,000, respectively. General and administrative expenses related to Second Eastern Affiliate were approximately $180,000 and $78,000 for the three months ended December 31, 2016 and 2015, respectively, and approximately $347,000 and $78,000 for the six months ended December 31, 2016 and 2015, respectively. The terms of the sublease are described in Note 8.

A three-year standstill agreement (the “Standstill Agreement”) that took effect upon the issuance of the Eastern Shares pursuant to the 6,500,000 Purchase Agreement restricts additional acquisitions of iBio equity by Eastern and its controlled affiliates to limit its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 38%, absent approval by a majority of the Company’s Board of Directors.

Operating Lease with Minority Stockholder

Effective January 1, 2015, the Company is leasing office space on a month-to-month basis from an entity owned by a minority stockholder of the Company. Rent was $2,200 per month through November 2015 and increased to $2,500 per month effective December 2015. Rent expense totaled $7,500 and $6,900 for the three months ended December 31, 2016 and 2015, respectively, and $15,000 and $13,500 for the six months ended December 31, 2016 and 2015, respectively.

13.	Income Taxes

The Company recorded no income tax expense for the six months ended December 31, 2016 and 2015 because the estimated annual effective tax rate was zero. As of December 31, 2016, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Lawsuits

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. Briefing was completed on a motion to dismiss filed by Fraunhofer in lieu of filing an answer to the complaint. Fraunhofer also moved for a protective order in connection with certain discovery served by iBio. The Court bifurcated the action to first resolve the threshold question in the case – the scope of iBio’s ownership of the technology developed or held by Fraunhofer — before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument on this threshold issue on April 29, 2016, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and is entitled to receive a transfer of the technology from Fraunhofer. On September 19, 2016, Fraunhofer informed the Court that it does not intend to pursue its motion for protective order at this time. iBio has sought leave of Court to supplement and amend its current complaint to add additional state law claims against Fraunhofer. Fraunhofer opposes this motion. The Court heard oral argument on February 3, 2017, on iBio’s motion to supplement and amend its current complaint and Fraunhofer’s motion to dismiss iBio’s current complaint. The parties have also filed certain motions relating to discovery. The Company is unable to predict the further outcome of this action at this time.

On December 4, 2015, a putative derivative action captioned Savage, Derivatively on Behalf of iBio, Inc., Plaintiff, v. Robert B. Kay, Arthur Y. Elliott, James T. Hill, Glenn Chang, Philip K. Russell, John D. McKey, and Seymour Flug, Defendants, and iBio, Inc., Nominal Defendant was filed in the Supreme Court of the State of New York, County of New York. The action alleged that the Company and its management made misstatements about the Company’s business resulting either from (i) a failure by iBio’s directors to establish a system of controls over the Company’s disclosures, or (ii) the directors’ consciously ignoring “red flags” relating to disclosures, and sought to recover an unspecified amount of damages. On January 15, 2016, the defendants filed a motion to dismiss all claims against them. On March 16, 2016, the plaintiff filed a Verified Amended Complaint that added an additional named plaintiff and alleged derivative claims generally along the same lines as the original complaint, together with purported direct breach of fiduciary duty and unjust enrichment claims based on the same conduct. The Verified Amended Complaint sought to recover an unspecified amount of damages. On April 29, 2016, the defendants filed a motion to dismiss all claims against them. Plaintiffs’ opposition to the motion was filed on June 6, 2016. On June 22, 2016, the plaintiffs advised the Court that the parties had reached a settlement in principle, and on July 1, 2016, the Court ordered that the defendants’ pending motion to dismiss be withdrawn without prejudice. The parties entered a Stipulation of Settlement dated as of September 20, 2016. On October 11, 2016, the plaintiffs filed a motion with the Court seeking an order granting preliminary approval of the settlement and providing for notice to iBio shareholders of the proposed settlement. On January 20, 2017, the Court issued an order that provided for notice to iBio shareholders of the proposed settlement, scheduled a final fairness hearing on April 24, 2017, and denied as moot the plaintiffs’ request for preliminary approval of the settlement. The terms of the settlement are subject to final approval by the Court. The Company expects that the settlement will be funded by the Company’s insurance carrier.

15.	Segment Reporting

In accordance with FASB ASC 280, “Segment Reporting,” the Company discloses financial and descriptive information about its reportable segments. The Company operates in two segments, iBio, Inc. and iBio CMO. Commencing July 1, 2016, management determined that the activity of iBio CMO should be segregated as a separate segment. In addition, management determined that the activity of iBio Brazil was no longer material and will be included in the activity of iBio, Inc. As such, the segment information for the three and six months ended December 31, 2015 was conformed to the current presentation. These segments are components of the Company about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Three Months Ended December 31, 2016 (in thousands)	iBio, Inc.	iBio CMO	Eliminations	Total

Revenues - external customers	$75	$-	$-	$75
Revenues – intersegment	260	407	(667)	-
Research and development	1,016	447	(414)	1,049
General and administrative	1,241	1,363	(253)	2,351
Operating loss	(1,922)	(1,403)	-	(3,325)
Interest expense	-	(483)	-	(483)
Interest and other income	9	7	-	16
Consolidated net loss	(1,913)	(1,879)	-	(3,792)
Total assets	9,870	34,333	(15)	44,188
Fixed assets, net	7	25,446	-	25,453
Intangible assets, net	1,960	-	-	1,960
Depreciation expense	1	325	-	326
Amortization of intangible assets	88	-	-	88

Three Months Ended December 31, 2015 (in thousands)	iBio, Inc.	iBio CMO *	Eliminations	Total

Revenues - external customers	$134	$-	$-	$134
Revenues – intersegment	-	-	-	-
Research and development	690	14	-	704
General and administrative	1,596	88	-	1,684
Operating loss	(2,152)	(102)	-	(2,254)
Interest expense	-	-	-	-
Interest and other income	8	-	-	8
Consolidated net loss	(2,144)	(102)	-	(2,246)
Total assets	9,416	-	-	9,416
Fixed assets, net	14	-	-	14
Intangible assets, net	2,201	-	-	2,201
Depreciation expense	1	-	-	1
Amortization of intangible assets	91	-	-	91

Six Months Ended December 31, 2016 (in thousands)	iBio, Inc.	iBio CMO	Eliminations	Total

Revenues - external customers	$161	$49	$-	$210
Revenues – intersegment	412	589	(1,001)	-
Research and development	1,700	768	(599)	1,869
General and administrative	2,588	2,634	(402)	4,820
Operating loss	(3,715)	(2,764)	-	(6,479)
Interest expense	-	(966)	-	(966)
Interest and other income	27	14	-	41
Consolidated net loss	(3,688)	(3,716)	-	(7,404)
Total assets	9,870	34,333	(15)	44,188
Fixed assets, net	7	25,446	-	25,453
Intangible assets, net	1,960	-	-	1,960
Depreciation expense	2	648	-	650
Amortization of intangible assets	176	-	-	176

Six Months Ended December 31, 2015 (in thousands)	iBio, Inc.	iBio CMO *	Eliminations	Total

Revenues - external customers	$294	$-	$-	$294
Revenues – intersegment	-	-	-	-
Research and development	1,241	14	-	1,255
General and administrative	3,018	88	-	3,106
Operating loss	(3,965)	(102)	-	(4,067)
Interest expense	-	-	-	-
Interest and other income	16	-	-	16
Consolidated net loss	(3,949)	(102)	-	(4,051)
Total assets	9,416	-	-	9,416
Fixed assets, net	14	-	-	14
Intangible assets, net	2,201	-	-	2,201
Depreciation expense	2	-	-	2
Amortization of intangible assets	182	-	-	182

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

iBio CMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CMO a 34-year sublease for the facility. Commercial operations commenced in January 2016. iBio CMO operates on the basis of three parallel lines of business: (1) Development and manufacturing of third party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases; and (3) Commercial technology transfer services.

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

Results of Operations

Comparison of Three Months ended December 31, 2016 (“Fiscal 2017”) versus December 31, 2015 (“Fiscal 2016”)

Revenue

Gross revenue for Fiscal 2017 and Fiscal 2016 was approximately $75,000 and $134,000, respectively, a decrease of approximately $59,000.

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

Research and development expenses

Research and development expenses for Fiscal 2017 and Fiscal 2016 were $1,049,000 and $704,000, respectively, an increase of approximately $345,000. The increase was primarily related to the addition of iBio CMO operations net of the decrease in contracted research expenses with Fiocruz.

General and administrative expenses

General and administrative expenses for Fiscal 2017 and Fiscal 2016 were approximately $2,351,000 and $1,684,000, respectively, an increase of approximately $667,000. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company. The increase was primarily due to the expenses related to iBio CMO operations which commenced in December 2016 of approximately $1,110,000.

Other income

Other income (expense) for Fiscal 2017 and Fiscal 2016 was approximately ($467,000) and $8,000, respectively.

As discussed above, iBio CMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease. Such sublease is accounted for as a capital lease. In Fiscal 2017, other income (expense) included interest expense of $483,000 incurred under the capital lease and interest and royalty income of $16,000. Other income in Fiscal 2016 consisted of interest and royalty income.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CMO for the Eastern Affiliate in Fiscal 2017.

Comparison of Six Months ended December 31, 2016 (“Fiscal 2017”) versus December 31, 2015 (“Fiscal 2016”)

Revenue

Gross revenue for Fiscal 2017 and Fiscal 2016 was approximately $210,000 and $294,000, respectively, a decrease of approximately $84,000.

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

Research and development expenses

Research and development expenses for Fiscal 2017 and Fiscal 2016 were $1,869,000 and $1,255,000, respectively, an increase of approximately $614,000. The increase was primarily related to the addition of iBio CMO operations net of the decrease in contracted research expenses with Fiocruz.

General and administrative expenses

General and administrative expenses for Fiscal 2017 and Fiscal 2016 were approximately $4,820,000 and $3,106,000, respectively, an increase of approximately $1,714,000. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company. The increase was primarily due to the expenses related to iBio CMO operations which commenced in December 2016 of approximately $2,232,000.

Other income

Other income (expense) for Fiscal 2017 and Fiscal 2016 was approximately ($925,000) and $16,000, respectively.

As discussed above, iBio CMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease. Such sublease is accounted for as a capital lease. In Fiscal 2017, other income (expense) included interest expense of $966,000 incurred under the capital lease and interest and royalty income of $41,000. Other income in Fiscal 2016 consisted of interest and royalty income.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CMO for the Eastern Affiliate in Fiscal 2017.

Liquidity and Capital Resources

As of December 31, 2016, we had cash of $16.3 million as compared to $23.0 million as of June 30, 2016. Cash at June 30, 2016 included the remaining proceeds received from stock purchase agreements from Eastern and the contribution for the formation of iBio CMO of $15 million.

Net Cash Used in Operating Activities

Operating activities used $5.8 million in cash for the six months ended Fiscal 2017.

Net Cash Used in Investing Activities

In Fiscal 2017, net cash used in investing activities was approximately $765,000. Cash used in investing activities was attributable to additions to intangible assets of $226,000 and fixed assets primarily for iBio CMO of $539,000.

Net Cash Provided by Financing Activities

In fiscal 2017, net cash used in financing activities was $83,000, which represented payments of the capital lease obligation.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma, Inc. in August 2008. As of December 31, 2016, our accumulated deficit was approximately $63.9 million, and we used approximately $5.8 million of cash for operating activities for Fiscal 2017. As of December 31, 2016, cash on hand of approximately $16.3 million is expected to support the Company’s activities at least through December 31, 2017.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2016, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP for interim financial information, and all applicable U.S. GAAP accounting standards effective as of December 31, 2016 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2016. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits

Legal proceedings in which we are involved are more fully described in Note 14 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

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

iBio, Inc.
(Registrant)

Date: February 21, 2017	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman

Date: February 21, 2017	/s/ Mark Giannone
Mark Giannone
Chief Financial Officer