Form 10-Q
period 2017-03-31
iBio, Inc.
filed 2017-05-15
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Shares of Common Stock outstanding as of May 15, 2017:       89,118,510

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	March 31, 2017	June 30, 2016
	(Unaudited)	(See Note 2)

Assets
Current assets:
Cash	$12,422	$23,014
Accounts receivable - trade	128	484
Accounts receivable - unbilled	-	122
Work in process	60	22
Prepaid expenses and other current assets	374	264
Total current assets	12,984	23,906

Fixed assets, net of accumulated depreciation	25,794	25,574
Intangible assets, net of accumulated amortization	1,895	2,092
Security deposit	25	28
Total Assets	$40,698	$51,600

Liabilities and Equity
Current liabilities:
Accounts payable (related party of $199 and $200 as of March 31, 2017 and June 30, 2016, respectively)	$1,391	$1,177
Accrued expenses (related party of $784 and $623 as of March 31, 2017 and June 30, 2016, respectively)	957	920
Capital lease obligation - current portion	180	170
Deferred revenue	93	24
Total Current Liabilities	2,621	2,291

Capital lease obligation - net of current portion	25,129	25,265

Total Liabilities	27,750	27,556

Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Preferred stock - $0.001 value; 1,000,000 shares authorized; 1 and 0 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized; 89,118,510 and 89,109,410 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	89	89
Additional paid-in capital	80,680	67,468
Accumulated other comprehensive loss	(29)	(29)
Accumulated deficit	(67,794)	(57,591)
Total iBio, Inc. Stockholders’ Equity	12,946	9,937
Noncontrolling interest	2	14,107
Total Equity	12,948	24,044
Total Liabilities and Equity	$40,698	$51,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenues	$37	$379	$247	$673

Operating expenses:
Research and development (related party of $225, $244, $670 and $723), net of grant income of ($44, $7, $84 and $7)	1,136	1,048	3,005	2,303
General and administrative (related party of $191, $303, $553 and $395)	2,837	2,403	7,657	5,509
Total operating expenses	3,973	3,451	10,662	7,812

Operating loss	(3,936)	(3,072)	(10,415)	(7,139)

Other income (expense):
Interest expense (related party of $481, $323, $1,447 and $323)	(481)	(323)	(1,447)	(323)
Interest income	8	5	33	9
Royalty income	4	5	20	17

Total other income (expense)	(469)	(313)	(1,394)	(297)

Consolidated net loss	(4,405)	(3,385)	(11,809)	(7,436)
Net loss attributable to noncontrolling interest	492	349	1,606	349
Net loss attributable to iBio, Inc.	(3,913)	(3,036)	(10,203)	(7,087)
Preferred stock dividends	(26)	-	(26)	-
Net loss available to iBio, Inc.	$(3,939)	$(3,036)	$(10,229)	$(7,087)

Comprehensive loss:
Consolidated net loss	$(4,405)	$(3,385)	$(11,809)	$(7,436)
Other comprehensive income (loss) - foreign currency translation adjustments	-	2	-	(6)

Comprehensive loss	$(4,405)	$(3,383)	$(11,809)	$(7,442)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.04)	$(0.04)	$(0.11)	$(0.09)

Weighted-average common shares outstanding - basic and diluted	89,109	81,158	89,109	78,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

Nine Months Ended March 31, 2017

(Unaudited; In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2016	-	$-	89,110	$89	$67,468	$(29)	$(57,591)	$14,107	$24,044

Share-based compensation	-	-	-	-	713	-	-	-	713

Issuance of preferred stock for acquisition of additional interest in subsidiary	-	-	-	-	12,499	-	-	(12,499)	-

Other adjustment	-	-	9	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(10,203)	(1,606)	(11,809)

Balance as of March 31, 2017	-	$-	89,119	$89	$80,680	$(29)	$(67,794)	$2	$12,948

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Nine Months Ended
	March 31,
	2017	2016

Cash flows from operating activities:
Consolidated net loss	$(11,809)	$(7,436)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	713	940
Amortization of intangible assets	264	274
Depreciation	987	263
Loss on abandonment of intangible assets	-	33
Changes in operating assets and liabilities
Accounts receivable - trade	357	(9)
Accounts receivable - unbilled	122	-
Work in process	(38)	(58)
Prepaid expenses and other current assets	(110)	(136)
Security deposit	3	(28)
Accounts payable	7	342
Accrued expenses	37	489
Deferred revenue	69	76

Net cash used in operating activities	(9,398)	(5,250)

Cash flows from investing activities:
Additions to intangible assets	(259)	-
Purchases of fixed assets	(809)	(8)

Net cash used in investing activities	(1,068)	(8)

Cash flows from financing activities:
Proceeds from sale of common stock	-	2,178
Proceeds from exercise of warrants	-	1,009
Capital contribution - noncontrolling interest	-	15,000
Payment of capital lease obligation	(126)	(525)

Net cash (used in) provided by financing activities	(126)	17,662

Effect of exchange rate changes	-	(5)

Net (decrease) increase in cash	(10,592)	12,399
Cash - beginning of period	23,014	9,494
Cash - end of period	$12,422	$21,893

Schedule of non-cash activities:
Issuance of preferred stock for acquisition of additional interest in subsidiary	$12,499	$-
Unpaid intangible assets included in accounts payable	$197	$87
Fixed assets included in accounts payable in FY 2016, paid in FY 2017	$71	$-
Unpaid fixed assets included in accounts payable	$468	$17
Purchases of fixed assets financed by capital lease	$-	$26,000

Supplemental cash flow information:
Cash paid during the period for interest	$1,449	$-

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

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate, pursuant to which the Company acquired substantially all of the interest in iBio CMO held by the Eastern Affiliate in exchange for one share of the Company’s iBio CMO Preferred Tracking Stock, par value $0.001 per share. After giving effect to the transaction, the Company owns 99.99% of iBio CMO. See Note 9 for a further discussion.

iBio CMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sub-landlord. The facility is a 139,000 square foot Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CMO a 34-year sublease for the facility as well as certain equipment (see Note 8). Commercial operations commenced in January 2016. iBio CMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases; and (3) Commercial technology transfer services.

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

Going Concern

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2017, the Company’s accumulated deficit was $67.8 million and it had cash used in operating activities of $9.4 million for the nine months ended March 31, 2017. The Company has historically financed its activities through the sale of common stock and warrants. Through March 31, 2017, the Company has dedicated most of its financial resources to investing in its iBioLaunch™ and iBioModulator™ platforms, its proprietary candidates for treatment of fibrotic diseases, advancing its intellectual property, and general and administrative activities.

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

The history of significant losses, the negative cash flow from operations, the limited cash resources currently on hand and the dependence by the Company on its ability – about which there can be no certainty – to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company’s ability to continue as a going concern. These financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. For the three and nine months ended March 31, 2017, grant income amounted to approximately $44,000 and $84,000, respectively. For each of the three and nine months ended March 31, 2016, grant income amounted to approximately $7,000.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. Work in process totaled approximately $60,000 and $22,000 at March 31, 2017 and June 30, 2016, respectively.

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

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2017 (quarter ended September 30, 2018 for the Company), including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements.

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

On January 1, 2017, the Company adopted ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”).  ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. A reporting entity should apply the amendment prospectively or retrospectively. The adoption of ASU 2015-17 did not have a significant impact on its consolidated financial statements as the Company continues to provide a full valuation allowance against its net deferred tax assets.

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

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company's condensed consolidated balance sheets approximated their fair values as of March 31, 2017 and June 30, 2016 due to their short-term nature. The carrying value of the capital lease obligation approximated its fair value as of March 31, 2017 and June 30, 2016 as the interest rate used to discount the lease payments approximated market.

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

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	March 31, 2017	June 30, 2016
	(Unaudited)
Facility under capital lease	$20,000	$20,000
Equipment under capital lease	6,000	6,000
Facility improvements	332	42
Medical equipment	867	-
Office equipment and software	161	137
	27,360	26,179
Accumulated depreciation – assets under capital lease	(1,500)	(571)
Accumulated depreciation – other	(66)	(34)
	(1,566)	(605)
Net fixed assets	$25,794	$25,574

Depreciation expense was approximately $337,000 and $260,000 for the three months ended March 31, 2017 and 2016, respectively, and for the nine months ended March 31, 2017 and 2016, depreciation expense was approximately $987,000 and $263,000, respectively. Depreciation of the assets under the capital lease amounted to approximately $306,000 and $929,000 for the three and nine months ended March 31, 2017, respectively, and $259,000 for each of the three and nine months ended March 31, 2016.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the nine months ended March 31, 2017 and 2016.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	March 31, 2017	June 30, 2016
	(Unaudited)
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,332	2,265
	5,432	5,365
Intellectual property – accumulated amortization	(2,049)	(1,932)
Patents – accumulated amortization	(1,488)	(1,341)
	(3,537)	(3,273)
Net intangible assets	$1,895	$2,092

Amortization expense was approximately $88,000 and $92,000 for the three months ended March 31, 2017 and 2016, respectively, and for the nine months ended March 31, 2017 and 2016, amortization expense was approximately $264,000 and $274,000, respectively. For each of the three and nine months ended March 31, 2017, the Company did not incur losses on the abandonment of patents. For the three and nine months ended March 31, 2016, the Company incurred losses on the abandonment of patents of approximately $16,000 and $33,000, respectively.

7.	Significant Vendor

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $199,000 and $200,000 at March 31, 2017 and June 30, 2016, respectively. Research and development expenses related to Novici were approximately $225,000 and $244,000 for the three months ended March 31, 2017 and 2016, respectively, and approximately $670,000 and $723,000 for the nine months ended March 31, 2017 and 2016, respectively.

Fraunhofer

Previously, Fraunhofer had been the Company’s most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below) but expenses have decreased due to changes in technology services performed pursuant to the agreement with Fiocruz. The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $75,000 and $341,000 as of March 31, 2017 and June 30, 2016, respectively, and accrued expenses of $0 and $122,000 as of March 31, 2017 and June 30, 2016, respectively. See Note 14 – Commitments and Contingencies.

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

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. Under the Amended Agreement, the Company recognized revenue of $0 and $357,000 for the three months ended March 31, 2017 and 2016, respectively, and $137,000 and $635,000 for the nine months ended March 31, 2017 and 2016, respectively, for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work.

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

In addition to the base rent, iBio CMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. Percentage rent amounted to approximately $29,000 and $75,000 for the three and nine months ended March 31, 2017, respectively. The percentage rent for the fiscal year ended June 30, 2016 amounted to approximately $27,000.

Interest expense incurred under the capital lease obligation amounted to $481,000 and $323,000 for the three months ended March 31, 2017 and 2016, respectively, and $1,447,000 and $323,000 for the nine months ended March 31, 2017 and 2016, respectively.

Future minimum payments under the capitalized lease obligations are due as follows:

Fiscal period ending on:	Principal	Interest	Total
March 31, 2018	$179,693	$1,920,307	$2,100,000
March 31, 2019	193,758	1,906,242	2,100,000
March 31, 2020	208,924	1,891,076	2,100,000
March 31, 2021	225,277	1,874,723	2,100,000
March 31, 2022	242,911	1,857,089	2,100,000
Thereafter	24,257,788	34,542,212	58,800,000

Total minimum lease payments	25,308,351	$43,991,649	$69,300,000
Less: current portion	(179,693)
Long-term portion of minimum lease obligations	$25,128,658

9.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

iBio CMO Preferred Tracking Stock

On February 23, 2017, the Company entered into an exchange agreement with the minority owner of the Company’s subsidiary iBio CMO and affiliate (the “Eastern Affiliate”) of Eastern Capital Limited (“Eastern”), a stockholder of the Company, pursuant to which the Company acquired substantially all of the interest in iBio CMO held by the Eastern Affiliate and issued one share of a newly created iBio CMO Preferred Tracking Stock, par value $0.001 per share (the “Preferred Tracking Stock”), to the Eastern Affiliate at an original issue price of approximately $12.5 million.

As described below under “Eastern – Share Purchase Agreements”, on January 13, 2016, the Company entered into a share purchase agreement with Eastern which contained a three-year standstill agreement restricting additional acquisitions of the Company’s equity by Eastern and its controlled affiliates to limit its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 38%, absent the approval by a majority of the Company’s Board of Directors. With respect to the standstill agreement, the Company’s Board of Directors, acting unanimously, invited the Eastern Affiliate to enter into the Exchange Agreement and approved the issuance of one share of the Company’s Preferred Tracking Stock to the Eastern Affiliate.

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of March 31, 2017, no dividends have been declared. Accrued dividends total approximately $26,000 at March 31, 2017.

2.	The holders of Preferred Tracking Stock, voting separately as a class, are entitled to approve by the affirmative vote of a majority of the shares of Preferred Tracking Stock outstanding any amendment, alteration or repeal of any of the provisions of, or any other change to, the Certificate of Incorporation of the Company or the Certificate of Designation that adversely affects the rights, powers or privileges of the Preferred Tracking Stock, any increase in the number of authorized shares of Preferred Tracking Stock, the issuance or sale of any additional shares of Preferred Tracking Stock or any securities convertible into or exercisable or exchangeable for Preferred Tracking Stock, the creation or issuance of any shares of any additional class or series of capital stock unless the same ranks junior to the Preferred Tracking Stock, or the reclassification or alteration of any existing security of the Company that is junior to or pari passu with the Preferred Tracking Stock, if such reclassification or alteration would render such other security senior to the Preferred Tracking Stock.

3.	Except as required by applicable law, the holders of Preferred Tracking Stock have no other voting rights.

4.	No dividend may be declared or paid or set aside for payment or other distribution declared or made upon the Company’s common stock and no common stock may be redeemed, purchased or otherwise acquired for any consideration by the Company unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

At the election of the Company or holders of a majority outstanding shares of Preferred Tracking Stock, each outstanding share of Preferred Tracking Stock may be exchanged for 29,990,000 units of limited liability company interests of iBio CMO. Such exchange may be effected only after March 31, 2018, or in connection with a winding up, liquidation or deemed liquidation (such as a merger) of the Company or iBio CMO. In addition, such exchange will take effect upon a change in control of iBio CMO.

Common Stock

As of March 31, 2017 and June 30, 2016, the Company was authorized to issue up to 175 million shares of common stock. As of March 31, 2017, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock). No shares are reserved for the exercise of warrants.

No shares of common stock were issued for the period July 1, 2016 through the date of the filing of this report. The increase of 9,100 shares of common stock outstanding from 89,109,410 as of June 30, 2016, to 89,118,510 as of March 31, 2017, reflects a correction to the calculation of the number of outstanding shares of common stock based on a review of the Company’s records.

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

On January 13, 2016, the Company entered into a separate share purchase agreement with Eastern pursuant to which Eastern agreed to purchase 6,500,000 shares of the Company’s common stock at a price of $0.622 per share, subject to the approval of the Company’s stockholders. The Company’s stockholders approved the issuance of the 6,500,000 shares to Eastern at the Company’s annual meeting on April 7, 2016. On April 13, 2016, the Company issued the 6,500,000 shares and received proceeds of $4,043,000. These shares are subject to a three-year standstill agreement which restricts additional acquisitions of the Company’s equity by Eastern and its controlled affiliates to limit its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 38%, absent the approval by a majority of the Company’s Board of Directors.

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units. No warrants were outstanding as of March 31, 2017 and June 30, 2016.

10.	Loss Per Common Share

Basic loss per common share is computed by dividing the net loss allocated to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For purposes of calculating diluted loss per common share, the denominator includes both the weighted-average number of shares of common stock outstanding during the period and the number of common stock equivalents if the inclusion of such common stock equivalents is dilutive. Dilutive common stock equivalents potentially include stock options and warrants using the treasury stock method. The following table summarizes the components of the loss per common share calculation (in thousands, except per share amounts):

	Three Months ended March 31,		Nine Months ended March 31,
	2017	2016	2017	2016
Basic and diluted numerator:

Net loss attributable to iBio, Inc.	$(3,913)	$(3,036)	$(10,203)	$(7,087)
Preferred stock dividends	26	-	26	-
Net loss available to iBio, Inc. stockholders	$(3,939)	$(3,036)	$(10,229)	$(7,087)

Basic and diluted denominator:

Weighted-average common shares outstanding	89,109	81,158	89,109	78,587

Per share amount	$(0.04)	$(0.04)	$(0.11)	$(0.09)

In Fiscal 2017 and Fiscal 2016, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of March 31, 2017, shares issuable which could potentially dilute future earnings included approximately 12.3 million stock options.   As of March 31, 2016, shares issuable which could potentially dilute future earnings included approximately 12.3 million stock options and 30,000 warrants.

11.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Research and development	$5	$6
General and administrative	202	291
Totals	$207	$297

	Nine Months Ended March 31,
	2017	2016
Research and development	$16	$15
General and administrative	697	925
Totals	$713	$940

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The Plan, as amended on December 18, 2013, provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 15 million shares. As of March 31, 2017, there were approximately 2.7 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

On March 1, 2017, the Company granted stock options to an officer to purchase 150,000 shares of common stock. These options vest ratably over a three-year service period, expire ten years from the date of grant, and have a weighted-average exercise price of $0.40 per share.

The following table summarizes all stock option activity during the nine months ended March 31, 2017:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2016	12,273,334	$1.31	6.4	$993
Granted	150,000	0.40
Forfeited	(116,665)	1.54
Outstanding as of March 31, 2017	12,306,669	$1.30	5.6	$196
Vested and, as of March 31, 2017, expected to vest	12,276,498	$1.30	5.6	$196

Exercisable as of March 31, 2017	9,478,362	$1.30	4.8	$191

The weighted-average grant date fair value of stock options granted during the nine months ended March 31, 2017 was $0.35 per share. As of March 31, 2017, there was approximately $906,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 1.4 years.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.37%
Dividend yield	0%
Volatility	104.38%
Expected term (in years)	9

12.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici in which iBio’s President is a minority stockholder. See Note 7.

Agreements with Eastern Capital Limited and its Affiliates.

As more fully discussed in Note 9, the Company entered into two share purchase agreements with Eastern and sold 10 million shares of common stock at a price of $0.622 per share. The Company received proceeds of $6,220,000. In addition, Eastern agreed to exercise warrants it had previously acquired to purchase 1,784,000 shares of the Company’s common stock at an exercise price of $0.53 per share. The Company received proceeds of approximately $945,520 from the exercise of the warrants.

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

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CMO a 34-year sublease of a Class A life sciences building in Bryan, Texas, on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at March 31, 2017 and June 30, 2016 due to the Second Eastern Affiliate amounted to $784,000 and $623,000, respectively. General and administrative expenses related to Second Eastern Affiliate were approximately $179,000 and $296,000 for the three months ended March 31, 2017 and 2016, respectively, and approximately $526,000 and $374,000 for the nine months ended March 31, 2017 and 2016, respectively. The terms of the sublease are described in Note 8.

A three-year standstill agreement (the “Standstill Agreement”) that took effect upon issuance of the Eastern Shares pursuant to the 6,500,000 Purchase Agreement restricts additional acquisitions of iBio equity by Eastern and its controlled affiliates to limit its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 38%, absent approval by a majority of the Company’s Board of Directors.

iBio CMO Preferred Tracking Stock

On February 23, 2017, the Company entered into an exchange agreement with the minority owner of the Company’s subsidiary iBio CMO and affiliate (the “Eastern Affiliate”) of Eastern Capital Limited (“Eastern”), a stockholder of the Company, pursuant to which the Company acquired substantially all of the interest in iBio CMO held by the Eastern Affiliate and issued one share of a newly created iBio CMO Preferred Tracking Stock, par value $0.001 per share (the “Preferred Tracking Stock”) to the Eastern Affiliate at an original issue price of approximately $12.5 million.

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of March 31, 2017, no dividends have been declared. Accrued dividends total approximately $26,000 at March 31, 2017.

2.	The holders of Preferred Tracking Stock, voting separately as a class, are entitled to approve by the affirmative vote of a majority of the shares of Preferred Tracking Stock outstanding any amendment, alteration or repeal of any of the provisions of, or any other change to, the Certificate of Incorporation of the Company or the Certificate of Designation that adversely affects the rights, powers or privileges of the Preferred Tracking Stock, any increase in the number of authorized shares of Preferred Tracking Stock, the issuance or sale of any additional shares of Preferred Tracking Stock or any securities convertible into or exercisable or exchangeable for Preferred Tracking Stock, the creation or issuance of any shares of any additional class or series of capital stock unless the same ranks junior to the Preferred Tracking Stock, or the reclassification or alteration of any existing security of the Company that is junior to or pari passu with the Preferred Tracking Stock, if such reclassification or alteration would render such other security senior to the Preferred Tracking Stock.

3.	Except as required by applicable law, the holders of Preferred Tracking Stock have no other voting rights.

4.	No dividend may be declared or paid or set aside for payment or other distribution declared or made upon the Company’s common stock and no common stock may be redeemed, purchased or otherwise acquired for any consideration by the Company unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

At the election of the Company or holders of a majority outstanding shares of Preferred Tracking Stock, each outstanding share of Preferred Tracking Stock may be exchanged for 29,990,000 units of limited liability company interests of iBio CMO. Such exchange may be effected only after March 31, 2018, or in connection with a winding up, liquidation or deemed liquidation (such as a merger) of the Company or iBio CMO. In addition, such exchange will take effect upon a change in control of iBio CMO.

Operating Lease with Minority Stockholder

Effective January 1, 2015, the Company is leasing office space on a month-to-month basis from an entity owned by a minority stockholder of the Company. Rent was $2,200 per month through November 2015, increased to $2,500 per month effective December 2015 and increased again to $7,400 per month effective March 2017. Rent expense totaled $12,500 and $7,500 for the three months ended March 31, 2017 and 2016, respectively, and $27,500 and $21,300 for the nine months ended March 31, 2017 and 2016, respectively.

13.	Income Taxes

The Company recorded no income tax expense for the nine months ended March 31, 2017 and 2016 because the estimated annual effective tax rate was zero. As of March 31, 2017, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

14.	Commitments and Contingencies

Agreements

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”). Under the terms of the Settlement Agreement various contractual obligations existing at June 30, 2013 were released, terminated or modified. The significant modifications post June 30, 2013 are of follows:

The Company’s obligation under the TTA, prior to the Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (the “Guaranteed Annual Payments”) was terminated and replaced with an undertaking to engage Fraunhofer to perform at least $3 million in work requested and as directed by iBio before December 31, 2015. For the year ended June 30, 2015, $2.7 million in research and development services were performed by Fraunhofer. As of December 31, 2015, the total engagement of Fraunhofer for work requested by iBio was at least $3.0 million. In addition to the foregoing, the Company sought to engage Fraunhofer for substantial additional other work, but Fraunhofer did not respond to the Company’s requests for proposals for such work.

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

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) to create a new research and development plan for the development of a recombinant yellow fever vaccine providing revised reporting, objectives, estimated budget, and project billing process. Under the CLA and bilateral agreement between iBio and Fraunhofer dated December 27, 2010, Fraunhofer, which has been engaged to act as the Company’s subcontractor for performance of research and development services for the new research and development plan, will bill Fiocruz directly on behalf of the Company at the rates, amounts and times provided in the Amended Agreement, and the proceeds of such billings and only the proceeds will be paid to Fraunhofer for its services so the Company’s expense is equal to its revenue and no profit is recognized for these activities under the Amended Agreement. For the year ended June 30, 2015, $2.1 million in research and development services were performed by Fraunhofer for the Company pursuant to the amended CLA. As of December 31, 2015, the total engagement of Fraunhofer for work requested by iBio was at least $3.0 million. See Note 7 - Significant Vendor for additional information. In addition to the foregoing, the Company sought to engage Fraunhofer for substantial additional other work, but Fraunhofer did not respond to the Company’s requests for proposals for such work.

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

Lawsuits

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case – the scope of iBio’s ownership of the technology developed or held by Fraunhofer — before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. The parties have also filed certain motions relating to discovery. The Company is unable to predict the further outcome of this action at this time.

On December 4, 2015, a putative derivative action captioned Savage, Derivatively on Behalf of iBio, Inc., Plaintiff, v. Robert B. Kay, Arthur Y. Elliott, James T. Hill, Glenn Chang, Philip K. Russell, John D. McKey, and Seymour Flug, Defendants, and iBio, Inc., Nominal Defendant was filed in the Supreme Court of the State of New York, County of New York. The action alleged that the Company and its management made misstatements about the Company’s business resulting either from (i) a failure by iBio’s directors to establish a system of controls over the Company’s disclosures, or (ii) the directors’ consciously ignoring “red flags” relating to disclosures, and sought to recover an unspecified amount of damages. On January 15, 2016, the defendants filed a motion to dismiss all claims against them. On March 16, 2016, the plaintiff filed a Verified Amended Complaint that added an additional named plaintiff and alleged derivative claims generally along the same lines as the original complaint, together with purported direct breach of fiduciary duty and unjust enrichment claims based on the same conduct. The Verified Amended Complaint sought to recover an unspecified amount of damages. On April 29, 2016, the defendants filed a motion to dismiss all claims against them. Plaintiffs’ opposition to the motion was filed on June 6, 2016. On June 22, 2016, the plaintiffs advised the Court that the parties had reached a settlement in principle, and on July 1, 2016, the Court ordered that the defendants’ pending motion to dismiss be withdrawn without prejudice. The parties entered a Stipulation of Settlement dated as of September 20, 2016. On October 11, 2016, the plaintiffs filed a motion with the Court seeking an order granting preliminary approval of the settlement and providing for notice to iBio shareholders of the proposed settlement. On January 20, 2017, the Court issued an order that provided for notice to iBio shareholders of the proposed settlement, scheduled a final fairness hearing on April 24, 2017, and denied as moot the plaintiffs’ request for preliminary approval of the settlement. The final hearing was held on April 24, 2017. On May 3, 2017, the Court entered a Final Order and Judgment approving the settlement and dismissing the action. The Company expects that the settlement will be funded by the Company’s insurance carrier.

15.	Segment Reporting

In accordance with FASB ASC 280, “Segment Reporting,” the Company discloses financial and descriptive information about its reportable segments. The Company operates in two segments, iBio, Inc. and iBio CMO. Commencing July 1, 2016, management determined that the activity of iBio CMO should be segregated as a separate segment. In addition, management determined that the activity of iBio Brazil was no longer material and will be included in the activity of iBio, Inc. As such, the segment information for the three and nine months ended March 31, 2017 was conformed to the current presentation. These segments are components of the Company about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Three Months Ended March 31, 2017 (in thousands)	iBio, Inc.	iBio CMO	Eliminations	Total

Revenues - external customers	$-	$37	$-	$37
Revenues – intersegment	283	361	(644)	-
Research and development	1,033	472	(369)	1,136
General and administrative	1,276	1,836	(275)	2,837
Operating loss	(2,026)	(1,910)	-	(3,936)
Interest expense	-	(481)	-	(481)
Interest and other income	8	4	-	12
Consolidated net loss	(2,018)	(2,387)	-	(4,405)
Total assets	20,573	32,680	(12,555)	40,698
Fixed assets, net	8	25,786	-	25,794
Intangible assets, net	1,895	-	-	1,895
Depreciation expense	1	336	-	337
Amortization of intangible assets	88	-	-	88

Three Months Ended March 31, 2016 (in thousands)	iBio, Inc.	iBio CMO *	Eliminations	Total

Revenues - external customers	$371	$8	$-	$379
Revenues – intersegment	-	129	(129)	-
Research and development	951	226	(129)	1,048
General and administrative	1,532	871	-	2,403
Operating loss	(2,112)	(960)	-	(3,072)
Interest expense	-	(323)	-	(323)
Interest and other income	8	2	-	10
Consolidated net loss	(2,104)	(1,281)	-	(3,385)
Total assets	11,015	39,690	(40)	50,665
Fixed assets, net	13	25,762	-	25,775
Intangible assets, net	2,139	-	-	2,139
Depreciation expense	2	259	-	261
Amortization of intangible assets	92	-	-	92

Nine Months Ended March 31, 2017 (in thousands)	iBio, Inc.	iBio CMO	Eliminations	Total

Revenues - external customers	$161	$86	$-	$247
Revenues – intersegment	695	950	(1,645)	-
Research and development	2,733	1,240	(968)	3,005
General and administrative	3,864	4,470	(677)	7,657
Operating loss	(5,741)	(4,674)	-	(10,415)
Interest expense	-	(1,447)	-	(1,447)
Interest and other income	35	18	-	53
Consolidated net loss	(5,706)	(6,103)	-	(11,809)
Total assets	20,573	32,680	(12,555)	40,698
Fixed assets, net	8	25,786	-	25,794
Intangible assets, net	1,895	-	-	1,895
Depreciation expense	3	984	-	987
Amortization of intangible assets	264	-	-	264

Nine Months Ended March 31, 2016 (in thousands)	iBio, Inc.	iBio CMO *	Eliminations	Total

Revenues - external customers	$665	$8	$-	$673
Revenues – intersegment	-	129	(129)	-
Research and development	2,192	240	(129)	2,303
General and administrative	4,550	959	-	5,509
Operating loss	(6,077)	(1,062)	-	(7,139)
Interest expense	-	(323)	-	(323)
Interest and other income	24	2	-	26
Consolidated net loss	(6,053)	(1,383)	-	(7,436)
Total assets	11,015	39,690	(40)	50,665
Fixed assets, net	13	25,762	-	25,775
Intangible assets, net	2,139	-	-	2,139
Depreciation expense	4	259	-	263
Amortization of intangible assets	274	-	-	274

*	iBio CMO commenced operations in December 2015

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

Among the Company’s proprietary technologies are the patented iBioLaunch technology, the patented iBioModulator technology, and additional newer and more advanced technologies. Bio-Manguinhos/Fiocruz, or Fiocruz, a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil, is sponsoring the development of an iBioLaunch-produced yellow fever vaccine to replace the vaccine it currently makes in chicken eggs for the populations of Brazil and more than 20 other nations. These advances are occurring subsequent to the demonstration of safety of iBioLaunch-produced vaccine candidates against each of the H1N1 “Swine” flu virus and the H5N1 avian flu virus in successfully completed Phase 1 clinical trials.

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

On December 16, 2015, we formed iBio CMO, LLC (“iBio CMO”), a Delaware limited liability corporation, to develop and manufacture plant-made pharmaceuticals. As of December 31, 2015, we owned 100% of iBio CMO. On January 13, 2016, we entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CMO. We retained a 70% interest in iBio CMO and contributed a royalty bearing license which grants iBio CMO a non-exclusive license to use our proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. We retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using our technology. On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate, pursuant to which the Company acquired substantially all of the interest held by the Eastern Affiliate in iBio CMO and issued one share of the Company’s iBio CMO Preferred Tracking Stock, par value $0.001 per share. After giving effect to the transaction, the Company owns 99.99% of iBio CMO. See Note 9 in the consolidated financial statements for a further discussion.

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

Results of Operations

Comparison of Three Months ended March 31, 2017 (“Fiscal 2017”) versus March 31, 2016 (“Fiscal 2016”)

Revenue

Gross revenue for Fiscal 2017 and Fiscal 2016 was approximately $37,000 and $379,000, respectively, a decrease of $342,000.

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

Research and development expenses

Research and development expenses for Fiscal 2017 and Fiscal 2016 were $1,136,000 and $1,048,000, respectively, an increase of approximately $88,000. The increase was primarily related to the addition of iBio CMO operations for a full year offset by a decrease in contracted research expenses.

General and administrative expenses

General and administrative expenses for Fiscal 2017 and Fiscal 2016 were $2,838,000 and $2,403,000, an increase of approximately $435,000. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company. The increase was due to an increase in the expenses related to iBio CMO operations which commenced in December 2015 of approximately $690,000 net of a reduction of expenses incurred by iBio, Inc.

Other income (expense)

Other income (expense) for the three month period ended March 31, 2017 and 2016 was approximately ($469,000) and ($313,000), respectively.

As discussed above, iBio CMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease. Such sublease is accounted for as a capital lease. In Fiscal 2017, other income (expense) included interest expense of $482,000 incurred under the capital lease and interest and royalty income of $13,000. Other income (expense) in Fiscal 2016 included interest expense of $323,000 incurred under the capital lease and interest and royalty income of $10,000.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CMO for the Eastern Affiliate for Fiscal 2017 and Fiscal 2016.

Results of Operations - Comparison of Nine Months ended March 31, 2017 (“Fiscal 2017”) versus March 31, 2016 (“Fiscal 2016”)

Revenue

Gross revenue for Fiscal 2017 and Fiscal 2016 was approximately $247,000 and $673,000, respectively, a decrease of $426,000.

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

Research and development expenses

Research and development expenses for Fiscal 2017 and Fiscal 2016 were $3,004,000 and $2,303,000, respectively, an increase of approximately $701,000. The increase was primarily related to the addition of iBio CMO operations net of the decrease in contracted research expenses.

General and administrative expenses

General and administrative expenses for Fiscal 2017 were approximately $7,658,000, as compared to approximately $5,509,000 for Fiscal 2016, an increase of approximately $2,149,000. General and administrative expenses principally include officer and employee salaries and benefits, legal and accounting fees, insurance, consulting services, investor and public relations services, and other costs associated with being a publicly traded company. The increase was due to an increase in the expenses related to iBio CMO operations which commenced in December 2015 of approximately $2,834,000 net of a reduction of expenses incurred by iBio, Inc.

Other income (expense)

Other income (expense) for Fiscal 2017 and Fiscal 2016 was approximately ($1,394,000) and ($297,000), respectively.

As discussed above, iBio CMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease. Such sublease is accounted for as a capital lease. In Fiscal 2017, other income (expense) included interest expense of $1,447,000 incurred under the capital lease and interest and royalty income of $53,000. Other income (expense) in Fiscal 2016 included interest expense of $323,000 incurred under the capital lease and interest and royalty income of $26,000.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CMO for the Eastern Affiliate for Fiscal 2017 and Fiscal 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had cash of $12.4 million as compared to $23.0 million as of June 30, 2016. Cash at June 30, 2016 included the remaining proceeds received from stock purchase agreements from Eastern and the contribution for the formation of iBio CMO of $15 million.

Net Cash Used in Operating Activities

Operating activities used $9.4 million in cash for Fiscal 2017 to fund the loss for the period.

Net Cash Used in Investing Activities

In Fiscal 2017, net cash used in investing activities was approximately $1,068,000. Cash used in investing activities was attributable to additions to intangible assets of $259,000 and fixed assets primarily for iBio CMO of $809,000.

Net Cash Provided by Financing Activities

In Fiscal 2017, net cash used in financing activities was $126,000, which represented payments of the capital lease obligation.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma, Inc. in August 2008. As of March 31, 2017, our accumulated deficit was approximately $67.8 million, and we used approximately $9.4 million of cash for operating activities for Fiscal 2017. As of March 31, 2017, cash on hand is approximately $12.4 million.

We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity or other securities, including sales of common stock to Aspire Capital pursuant to the common stock purchase agreement entered into on May 15, 2015, and through proceeds realized in connection with license and collaboration arrangements and the operation of our subsidiary, iBio CMO. We cannot be certain that such funding will be available on favorable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and the Company may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for its technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize; or d) possibly cease operations.

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

No shares have been sold under the 2015 Aspire Purchase Agreement as of the date of the filing of this report. Despite the proceeds that we may receive pursuant to the 2015 Aspire Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond March 31, 2018.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2017, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP for interim financial information, and all applicable U.S. GAAP accounting standards effective as of March 31, 2017 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2016. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits

Legal proceedings in which we are involved are more fully described in Note 14 to the Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 23, 2017, the Company entered into an Exchange Agreement with Bryan Capital Investors LLC (“Bryan Capital Investors”), the minority owner of the Company’s subsidiary iBio CMO. Pursuant to the Exchange Agreement, the Company issued to Bryan Capital Investors one share of the Company’s iBio CMO Preferred Tracking Stock, par value $0.001 per share (the “Preferred Tracking Stock”) at an original issue price of approximately $12.5 million, in exchange for 29,990,000 units of limited liability company interests of iBio CMO held by Bryan Capital Investors. No proceeds were received by the Company.

After giving effect to the transactions contemplated in the Exchange Agreement, the Company owns 99.99% of iBio CMO and Bryan Capital Investors owns 0.01% of iBio CMO.

At the election of the Company or holders of a majority outstanding shares of Preferred Tracking Stock, each outstanding share of Preferred Tracking Stock may be exchanged for 29,990,000 units of limited liability company interests of iBio CMO. Such exchange may be effected only after March 31, 2018, or in connection with a winding up, liquidation or deemed liquidation (such as a merger) of the Company or iBio CMO. In addition, such exchange will take effect upon a change in control of iBio CMO.

The issuance of the share of Preferred Tracking Stock to Bryan Capital Investors under the Exchange Agreement is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

Item 6. Exhibits.

Exhibit Number

3.1	Certificate of Incorporation of the Company (1)
3.2	First Amended and Restated Bylaws of the Company (2)
3.3	Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (3)
4.1	Registration Rights Agreement, dated May 15, 2015, between the Company and Aspire Capital Fund, LLC (4)
10.1	Exchange Agreement, dated February 23, 2017, between iBio, Inc. and Bryan Capital Investors LLC (3)
10.2	Amendment No. 1, dated February 23, 2017, to the Amended and Restated Limited Liability Company Agreement of iBio CMO LLC, dated January 13, 2016, between iBio, Inc. and Bryan Capital Investors LLC (3)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Labeled *
101.PRE	XBRL Taxonomy Extension Presentation *

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (Commission File No. 001-35023).
(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2015 (Commission File No. 001-35023).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: May 15, 2017	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman

Date: May 15, 2017	/s/ James P. Mullaney
James P. Mullaney
Chief Financial Officer

