Form 10-K
period 2017-06-30
iBio, Inc.
filed 2017-09-15
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-35023

iBio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2797813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Madison Avenue, Suite 1601, New York, NY	10022-1737
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 355-0650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	NYSE AMERICAN

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $21,262,787 as of December 30, 2016, based upon the closing sale price on the NYSE American of $0.395 per share reported for such date.

There were 92,818,510 shares of the registrant’s common stock issued and outstanding as of September 15, 2017.

IBIO, INC.

ANNUAL REPORT ON FORM -K

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “iBio,” the “Company,” “we,” “us,” “our” and similar terms mean iBio, Inc.

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report on Form 10-K and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report on Form 10-K is as of September 15, 2017, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this report.

We maintain a website at http://www.ibioinc.com/ to provide information to the general public and our stockholders on iBio and its management, financial results and press releases. Copies of this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our other reports filed with the SEC can be obtained free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC on our website at http://www.ibioinc.com/ or directly from the SEC’s website at http://www.sec.gov/. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

iBio is a biotechnology company focused on using our proprietary technologies and production facilities to provide product development and manufacturing services to clients, collaborators and third-party customers as well as developing and commercializing our own product candidates. Our assets and capabilities include proprietary and transformative methods for the development, improvement, and production of biologics in hydroponically grown, transiently-transfected green plants. We harness the natural protein production capability plants use to sustain their own growth, and direct it, instead, to produce proteins for a range of applications including vaccines, biopharmaceuticals and commercial intermediates, and also to create and produce proprietary derivatives of pre-existing products with improved properties.

We and our collaborators have used our technologies successfully with a diverse range of product candidates including products against fibrotic diseases, vaccines, enzyme replacements, monoclonal antibodies, and recombinant versions of marketed products that are currently derived from human blood plasma. However, we presently intend to further develop products only in certain of those categories. Our current pipeline is comprised of proprietary candidates for the treatment of a range of fibrotic diseases including systemic scleroderma and idiopathic pulmonary fibrosis. IBIO-CFB03, based on exclusively in-licensed university patents and newer patent applications filed by iBio, is our lead therapeutic candidate being advanced for IND development. On an ongoing basis, we evaluate product candidate opportunities originating in both academic institutions and corporate research programs, to which iBio technologies can add value, as potential opportunities for iBio.

In 2003, we engaged the Fraunhofer organization (“Fraunhofer”), through its Fraunhofer Center for Molecular Biotechnology in Newark, Delware, an unincorporated unit of Fraunhofer USA, Inc. operated as part of an institute of the German organization, the Fraunhofer Institute for Molecular Biology and Applied Ecology, as our outsourced research and development contractor. Fraunhofer was contractually obligated to provide research and development services in the field of plant-based gene expression and protein products exclusively pursuant to agreements with us and our predecessor companies through 2014, and to use commercially reasonable efforts to enhance, improve and expand the technology for us. With the structural foundation of Fraunhofer’s exclusive obligations to us, we established a business model that we expected to enlarge and broaden the scope of applications of our platform technology and enhance the value of our retained commercial rights by leveraging certain funding received by Fraunhofer from governmental entities, NGOs and other similar organizations. Fraunhofer was obligated to use its best efforts to obtain funding from governments and NGOs for continuing development of our technology and to support iBio’s efforts to commercialize its technology. Based on the Fraunhofer commitments, our business model and plan contemplated licensing our technology to third parties and collaborating with third-party licensees, with Fraunhofer’s assistance as our research and development contractor, for product development using our proprietary technology and the Fraunhofer organization and their pilot plant facilities in Newark, Delaware for production of pre-clinical and clinical materials required for product approvals.

In 2014, however, we discovered conduct by Fraunhofer we believed constituted breaches of our contracts and after efforts to amicably resolve these matters ended unsuccessfully, we initiated litigation against Fraunhofer based upon those discovered breaches. Fraunhofer also refused to conduct technology transfer in further breach of our contracts, for which we also sought relief in the lawsuit against Fraunhofer. As additional allegations of misconduct by Fraunhofer emerged, we sought, and were permitted by the Court in 2017, to amend the lawsuit to include claims of fraud, conversion of our property by Fraunhofer for its own benefit, and other state law claims.

Discovery of these matters and Fraunhofer’s continued unwillingness to provide access and perform technology transfer, despite resolution efforts both within and outside the confines of the litigation, required us to eventually adopt a new business plan that was not dependent on Fraunhofer and its services but rather would rely on our own manufacturing capabilities, together with access to and the use of other technology and other technology development capabilities independent of Fraunhofer. This new business plan is being accomplished, in part, by the acquisition of the large manufacturing facility now controlled and operated by our subsidiary, iBio CDMO LLC (“iBio CDMO” or “CDMO”) (formerly known as iBio CMO, LLC.), which includes human resources, laboratories, independent technology, and development and manufacturing facilities that enable us to develop and practice new plant-made biopharmaceutical technologies and self-develop experience without depending on Fraunhofer and without continuing to rely upon the earlier technologies covered by or relating to the patents filed and issued during the period of our contracts with Fraunhofer.

iBio and its contractors and collaborators have since been developing, acquiring and using new technology instead of the Fraunhofer-derived technology that we had originally intended to use for the development and production of therapeutic proteins and vaccines and other recombinant proteins using transient gene expression in green plants. iBio has rights to novel manufacturing methods and processes developed by iBio CDMO, as well as to certain patented and unpatented technologies developed for iBio by Novici Biotech LLC. iBio’s investment in the creation of these new inventions and novel processes is ongoing and has led to the implementation of a new business model that is not dependent on further performance of Fraunhofer’s obligations to iBio.

First, our new business model involves the creation of our subsidiary iBio CDMO, a large-scale development and manufacturing facility. In addition to laboratory and pilot-scale operations, the iBio CDMO facility includes large-scale automated hydroponic systems capable of growing over four million plants as "in process inventory" and delivering over 300 kilograms of therapeutic protein active pharmaceutical ingredient (API) per year. The facility capacity can also be doubled by adding additional plant growth equipment in a space already available for that purpose.

Second, the capabilities of iBio CDMO enable the commercial advancement by us of select product candidates, whether through partnering with collaborators or of iBio-select product candidates. Such collaborations with others offer the opportunity not only for the receipt of financial resources from provision of services and the licensing of our technologies but we also believe that successful development by third parties of iBio technology-enhanced product candidates will further validate our technologies, increase awareness of the advantages that can be realized by the use of such platforms and promote broader adoption of our technologies by additional third parties. As to iBio-select product candidates, we expect to accomplish this objective through investments we make in the acquisition or development of our own proprietary product candidates. Our current internal efforts focus on the further development of a proprietary recombinant protein product candidate, IBIO-CFB03, for the treatment of systemic scleroderma, idiopathic pulmonary fibrosis, and other fibrotic diseases.

Third, our new model includes the design and development for others of facilities based on our new technologies and experience with the iBio CDMO facility along with the provision of technology transfer.

iBio CDMO, LLC

On December 16, 2015, we formed iBio CMO LLC (“iBio CMO”), as a Delaware limited liability company, to develop and manufacture plant-made pharmaceuticals. Effective July 1, 2017, iBio CMO changed its name to iBio CDMO LLC (“iBio CDMO”). As of December 31, 2015, we owned 100% of iBio CDMO. On January 13, 2016, we entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CDMO. We retained a 70% interest in iBio CDMO and granted iBio CDMO a non-exclusive license to use our proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. We retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using our technology. On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate, pursuant to which the Company acquired substantially all of the interest held by the Eastern Affiliate in iBio CDMO and issued one share of the Company’s iBio CMO Preferred Tracking Stock, par value $0.001 per share. After giving effect to the transaction, the Company owns 99.99% of iBio CDMO. See Note 11 in the consolidated financial statements for a further discussion.

iBio CDMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CDMO a 34-year capital lease for the facility. Commercial activities commenced in January 2016 with the large majority of efforts directed towards recommissioning the facility to help meet cGMP manufacturing standards. iBio CDMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third-party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases and/or other proprietary iBio products; and (3) Commercial technology transfer services including facility design, as needed.

Proprietary iBio technologies have been used to advance development of certain products that have been commercially infeasible to develop with conventional technologies such as Chinese hamster ovary cell systems and microbial fermentation methods. We believe iBio technologies can be used to create and operate manufacturing facilities at substantially lower capital and operating costs. These include development and manufacture of both vaccine and therapeutic product candidates. iBio CDMO is promoting commercial collaborations with third parties on the basis of these technology advantages and plans to work with customers to achieve laboratory scale technical milestones that can form the basis of longer-term manufacturing business arrangements. iBio itself is a client of iBio CDMO for further IND advancement of its proprietary products beginning with IBIO-CFB03 for the treatment of a range of fibrotic diseases. Dependent upon the success of IND advancement, iBio will then work with iBio CDMO on the production of IBIO-CFB03 for clinical trials and, with clinical success, for commercial launch.

Due to the lower capital and operating cost requirements for pharmaceutical production via iBio technologies versus legacy methods, certain corporations and governments that have not already established manufacturing capacity for biologic products are client prospects for both development and for commercial technology transfer services to enable autonomous manufacturing in the market being served. For example, in Brazil, iBio has been collaborating with the Oswaldo Cruz Foundation (Fiocruz) to develop a recombinant yellow fever vaccine based on iBio technology. iBio’s contract with Fiocruz provides for commercial technology transfer services as the product candidates enter human clinical trials. Over time, iBio expects to work closely with iBio CDMO to provide such technology transfer services for a variety of both commercial and government clients.

Our Business

Our Technologies – iBio Process Technologies, iBio Product Technologies

iBio owns technology developed pursuant to agreements with Fraunhofer as discussed in the Overview section above. iBio has now developed or acquired independent proprietary technologies that provide the Company with apparently higher expression yields of certain proteins and increased efficiency in adapting gene sequences to achieve specific product objectives. In addition to development work by iBio CDMO, iBio has engaged contractors other than Fraunhofer, including Novici Biotech LLC, to develop new, proprietary technologies and manufacturing processes that the Company is protecting both through patent applications and as trade secrets.

We believe our new technologies and capabilities offer advantages that are not available with conventional biopharmaceutical manufacturing systems. These include shorter and more efficient product development times and reduced production time and lower operating costs during full-scale manufacturing. Further, we believe that the capital investment required to create facilities that will manufacture proteins using the Company’s technologies will be substantially less than the capital investment that would be required for the creation of similar capacity facilities utilizing conventional manufacturing methods dependent upon animal cells, bacterial fermenters and chicken eggs. Operating costs in a manufacturing facility using iBio’s technologies are expected to be reduced significantly in comparison to conventional manufacturing processes due to the rapid nature of our production cycle and the elimination of the expenses associated with the operation and maintenance of bioreactors, fermenters, sterile liquid handling systems and other expensive equipment which is not required in connection with the use of the Company’s technologies.

Although the Company owns the patented iBioLaunch™ technology that arose out of the relationship with Fraunhofer and is entitled to use and prevent its use by others, the Company never received technology transfer from Fraunhofer to which the Company is entitled—including all of the know-how and data developed and accumulated during the period of its creation and use by Fraunhofer as the Company’s outsourced research and development contractor. Consequently, the Company now uses its newer and more advanced technologies in ongoing programs. However, even the older, less effective iBioLaunch™ technology was able to demonstrate significant potential for plant-based technologies in comparison to CHO and other legacy methods. For example, iBioLaunch™-produced vaccine candidates against each of the H1N1 “Swine” flu virus, the H5N1 avian flu virus, the bacterial pathogen that causes anthrax, and a candidate to block transmission of the malaria pathogen were successfully tested in Phase 1 clinical trials. Bio-Manguinhos/Fiocruz, or Fiocruz, a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil, originally sponsored initial development efforts of yellow fever vaccine candidates, using the iBioLaunch™ technology to replace the vaccine it currently makes in chicken eggs for the populations of Brazil and more than 20 other nations, and these candidates have been successfully tested in non-human primates.

iBio Process Technologies

Based upon the results of successful in vivo preclinical studies in well-established highly predictive animal models and results from feasibility studies and other discovery and development work we have performed, we believe that iBio’s technologies can produce therapeutic proteins, vaccines, and other recombinant proteins more efficiently, as measured by time, cost and yield, than current conventional biologics manufacturing methods and more efficiently than iBio’s own, earlier technologies. As awareness of these advantages increases, we expect broader adoption of iBio’s technologies by biologics market participants.

An additional advantage of iBio’s technologies includes successful production of proteins that are difficult or impossible to produce on a commercially practical basis with conventional systems. This unique capability has been demonstrated by production of a therapeutic product candidate which requires production and purification of the target protein that could not be feasibly accomplished with other systems. For companies developing proprietary product opportunities, challenges often include overcoming obstacles to efficient production of complex or multiple proteins with simultaneous control of enzymes that modify the properties of the desired end product. iBio technologies offer the flexibility and sophistication necessary to enable practical development of such complex products.

With iBio technologies, it is possible to manufacture product candidates in less than a month from identifying the protein of interest. This rapid production cycle makes our processes particularly well-suited for producing treatments and vaccines for pandemic diseases and for bioterror response. The rapid production cycle is also advantageous to researchers and others seeking to develop new products as a greater number of experiments can be conducted in any time period at a cost less than that associated with conventional expression systems.

Utilizing expression technology which is transient (occurring over a period of four to seven days after introducing a foreign gene), iBio technologies eliminate the initial steps upon which other conventional expression technologies are dependent – namely, the need to isolate a high producing cell clone from millions of non-productive cells and then grow the clonal cells in a sterile fermenter to start the manufacturing process. This saves the year of process development time commonly associated with mammalian cell systems and eliminates the need for expensive fermenters and a sterile liquid-handling system to prevent bacterial, fungal, or viral contamination of the protein drug. In the iBio system, no animal- or human-derived materials are used, eliminating the risk of contamination by infectious agents. In place of such materials, normal green plants, grown under clean and controlled conditions, provide the biomass for pharmaceutical protein manufacturing. Because this entire process uses commonly available materials, we are not dependent on unique sources of raw material, nor are we limited to purchasing from single suppliers.

iBio process technologies have been established in iBio CDMO’s operations that begin with robotic seeding into an inert matrix for hydroponic growth, followed by automated infiltration of the young seedlings for gene expression and protein production. The iBio vectors are designed to bring foreign DNA to the nucleus of cells in the leaves of plants by allowing a vector and bacterial host to be introduced into the plant by “infiltrating” the bacterial vector host under a slight vacuum. The bacterial vector “launches” the foreign DNA into the plant nucleus, where it is coded into instructions that direct the plant’s own protein manufacturing apparatus to make foreign proteins. A clever arrangement of genes for plant viral enzymes causes these protein production instructions to be copied hundreds of thousands of times in each plant cell. Our proprietary gene transfer vectors combine the desirable features of the DNA mobilization plasmid of Agrobacterium tumefaciens with gene control elements taken from single-stranded RNA plant viruses.

Subsequent to the incorporation of the iBio vector in the plant tissues, protein synthesis is initiated and target protein is produced over a period of four to seven days. The net effect of applying the iBio system is that the natural plant protein production capability becomes devoted to the expression of the desired gene, and the target protein rapidly accumulates to extremely high levels suitable for commercial use.

iBio Product Technologies

iBio has developed and acquired rights to patents and technologies associated with individual products such as our IBIO-CFB03 product candidate for fibrotic diseases. iBio has rights to certain patented and unpatented technologies developed by Novici Biotech LLC, patented and unpatented inventions licensed from the University of Pittsburgh, and novel manufacturing methods and processes developed by iBio CDMO.

Application of iBio Technologies - Target Markets and Product Candidates

Target Markets and Commercialization Activities

We are actively engaged in efforts to commercialize our technologies and services. Our plan is to enter important markets through license and development agreements, commercial collaborations, and manufacturing contracts. Our current marketing efforts focus on those decision makers whom we expect will be attracted to the cost and efficiency advantages that may be obtained through use of our technologies and services. We believe that the advantages of our technologies and the efficiency and capabilities of our CDMO operations will enable us to compete effectively against the providers of other manufacturing systems that may be slower, more capital intensive and costlier to operate. We anticipate realizing revenues in connection with licenses we may grant and technology transfer services we may provide.

In the United States and Europe, the robust ability of our technologies to favorably produce a wide range of protein types, including our ability to produce product candidates that are otherwise not feasible to commercially manufacture, offers us the opportunity to obtain value through exclusive, individual product licenses and development agreements which can be worldwide or geographically limited. In other geographic regions, such as Brazil, India and China, where the economies and middle classes are growing rapidly and decision-makers are building domestic biologics infrastructures, we anticipate entering into and deriving revenues from licenses and development agreements that may include multiple product categories to which our technology applies.

Additionally, we believe that governments and state corporations seeking to establish and maintain autonomous biodefense capabilities will also be attracted to the advantages realizable with our technologies. The market for biodefense countermeasures reflects continued awareness of the threat of global terror and bio-warfare activity as well as the need to have capacities to quickly manufacture both vaccines and therapeutics to a numerous and ever evolving list of biological agents that could be used to harm populations.

To enhance our success in the commercialization of our multiple technologies, we are engaging in efforts to advance select iBio sponsored product candidates. Our current internal efforts focus on the further development of a proprietary recombinant protein product candidate, IBIO-CFB03, for the treatment of systemic scleroderma, idiopathic pulmonary fibrosis, and other fibrotic diseases. We have selected this product candidate for further advancement on the basis of its individual commercial value and its value as representative of a class of products in an attractive market that may be successfully derived from iBio’s newer and more advanced technologies. We believe that demonstration of successful utilization of technologies by each of us and our license partners will enhance market awareness of the broad applicability and potential advantages realizable with iBio’s technologies and capabilities and generate increased opportunities for us to realize value from these assets.

Product Candidates

Therapeutic Protein Product Candidates

Many classes of therapeutic proteins can be successfully produced using our proprietary technologies. They range from large and complex monoclonal antibodies to smaller proteins such as interferons, growth factors, and enzymes.

IBIO-CFB03, a Proprietary Product for Treatment of Fibrosis

iBio has exclusively licensed and is developing, with its advanced technology, an innovative new product we have designated “IBIO-CFB03” for treatment of systemic sclerosis (SSC) and idiopathic pulmonary fibrosis (IPF), both fatal and incurable diseases. The total number of people affected by systemic sclerosis and IPF, while large in comparison to many biotechnology target markets, is small enough for iBio’s drug to qualify for the regulatory and financial benefits available under U.S. and European Orphan Drug incentives.

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

Other Therapeutic Proteins

iBio evaluates addition product candidates from both universities and other companies as potential additions to its portfolio of proprietary product opportunities. In some cases, like with iBIO-CFB03, iBio will take a lead role in development. In other cases, iBio will, on a selective basis, provide the advantages of its technologies and facilities capabilities to third-party product developers in exchange for a minority interest in the product.

Vaccine Candidates

We and our collaborators have used our proprietary technologies to successfully express and demonstrate the feasibility of production of a broad array of vaccine candidates. We are currently developing for third parties, and evaluating the feasibility of developing, a number of vaccine candidates. However, vaccine products are not a category in which iBio expects to make significant financial investments. Rather, iBio expects its financial participation in novel vaccines to be through development agreements, manufacturing contracts, and royalties based on product or process patent licenses.

Biodefense Countermeasures

Our technologies have advantages that we believe are particularly well suited for the biodefense market. Speed of production and capability to produce both vaccines and therapeutic proteins and the potential to improve performance of vaccines through the application of iBio technologies are key features of biologics manufacturing systems that may be sought by governments and state corporations seeking to establish autonomous capabilities to protect their populations from bioterrorism threats.

Strategic Alliances and Collaborations

A significant component of our business plan is to enter into strategic alliances and collaborations with for-profit entities, governments, foundations, and others as appropriate to gain access to funding, capabilities, technical resources and intellectual property to further our development efforts, commercialize our technology and to generate revenues, including through the manufacture of products at iBio CDMO’s manufacturing facility.

License and Collaboration with Caliber Biotherapeutics LLC

In February 2013, we entered into a license with Caliber Biotherapeutics LLC, a for-profit biotechnology company that was focused on the development and commercialization of therapeutic proteins. This license to Caliber was for use of the iBioLaunch™ platform in connection with the development of an undisclosed monoclonal antibody-based therapeutic protein for an oncology indication. Caliber was to conduct and fund the development of the product candidate and, if successfully developed and commercialized, iBio was to receive royalties on the sale of such product and other revenues. Although the license is still valid, product development and other activities by Caliber have been suspended without a disclosed plan for resumption. Further, Caliber previously owned the iBio CDMO facility located in Bryan, Texas, prior to the sale of such facility to the Second Eastern Affiliate.

Collaboration Agreement with the Texas A&M University System

In June 2016, iBio executed a joint development agreement with The Texas A & M University System (including Texas A & M University AgriLife Research, and the Texas A & M Institute of Infectious Animal Diseases (IIAD)) ("TAMUS"), for the establishment of a collaborative program in plant-produced pharmaceuticals.

Collaboration with AzarGen Biotechnologies

In May 2017, iBio and AzarGen Biotechnologies (Pty) Ltd, (“AzarGen”) announced the expansion of their collaboration under a Memorandum of Understanding. Based in South Africa, AzarGen is a biotechnology company focused on developing human therapeutic proteins using advanced genetic engineering and synthetic biology techniques in plants. iBio is using its latest technologies and manufacturing capabilities to advance the development of AzarGen's surfactant protein therapeutic and AzarGen has engaged iBio to use those assets to initiate development of a "bio-better" version of a therapeutic monoclonal antibody therapeutic product for the South African market.

Collaboration with Fraunhofer Center for Molecular Biotechnology (“Fraunhofer”)

In 2003, as described in the Overview section above, we engaged Fraunhofer to perform research and development activities exclusively for iBio to further develop the iBioLaunch™ platform and support commercialization of iBio’s platform and other assets. iBio and Fraunhofer have been in litigation since early 2015 as a result of Fraunhofer’s alleged breaches of contract.

Fiocruz Collaboration and License

In January 2011, we entered into collaboration and granted a commercial, royalty-bearing license to Fiocruz for the use of our proprietary iBioLaunch™ technology in connection with the development, manufacture and commercialization by Fiocruz of certain vaccine products. Fiocruz, a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil, is a leader in the production, development and commercialization in Latin America of vaccines, reagents and biopharmaceuticals. Additionally, Fiocruz, a certified World Health Organization provider to United Nations agencies, is a global leader in the manufacture of yellow fever vaccine. Fiocruz manufactures and exports yellow fever vaccine to over 60 countries. The World Health Organization has estimated that 200,000 unvaccinated people contract yellow fever each year, and approximately 30,000 die from the disease.

Pursuant to the terms of the collaboration and license agreement among iBio, Fraunhofer and Fiocruz, Fiocruz has the right to develop and commercialize yellow fever vaccine derived from the use of our iBioLaunch™ technology in Latin America, the Caribbean and Africa. Fiocruz will fund development of this vaccine product and if successfully developed and commercialized, iBio will receive royalty payments from the sales of the product in those territories. iBio has retained the right, which is sublicenseable, to commercialize the product in all other territories subject to payment of a royalty back to Fiocruz. Based upon Fraunhofer’s representations of relevant expertise, we engaged Fraunhofer as our subcontractor to perform these research and development services.

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the Agreement (the “Amended Agreement”) which provided for the engagement of Fraunhofer as iBio’s subcontractor for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. The effect of the amendment resulted in a charge of approximately $1.007 million to general and administrative expenses for the noncollectibility of an accounts receivable from Fiocruz for revenues recorded for the year ended June 30, 2013 and a credit of approximately $1.007 million to research and development expenses and a corresponding adjustment to accounts payable relating to expenses accrued at June 30, 2013 owed to Fraunhofer.

For the year ended June 30, 2014, under the Amended Agreement, the Company recognized revenue of $205,000 for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount — $205,000 – paid to Fraunhofer for that work.

For the year ended June 30, 2015, under the Amended Agreement, the Company recognized revenue of $1,851,000 for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount — $1,851,000 – paid to Fraunhofer for that work.

For the year ended June 30, 2016, under the Amended Agreement, the Company recognized revenue of $758,000 for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount — $758,000 – paid to Fraunhofer for that work.

For the year ended June 30, 2017, under the Amended Agreement, the Company recognized revenue of $137,000 for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount — $137,000 – $62,000 paid to Fraunhofer.

iBio and Fiocruz are currently evaluating plans for further collaboration without prospective reliance on older Fraunhofer-derived technology and data.

Research and Development

Our research and development activities are directed and led by our President and by our Chief Scientific Officer and are either performed internally by iBio CDMO or outsourced to a third party. Our research and development work allows us to develop our product candidates, promote the value of such product candidates and our technologies for licensing and product development purposes and uncover and pursue other strategic opportunities.

In January 2016, we entered into a contract manufacturing joint venture operated through iBio CDMO. The facility houses laboratory and pilot-scale operations, as well as large-scale automated hydroponic systems capable of growing over four million plants as "in process inventory" and delivering over 300 kilograms of therapeutic protein pharmaceutical active ingredient per year. The facility capacity can be doubled by adding additional plant growth equipment in a space already available for that purpose.

We provide a range of product and process development, analytical, and manufacturing services and iBio CDMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third-party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases and other iBio products; and (3) Commercial technology transfer services. We granted iBio CDMO a non-exclusive, royalty bearing license which grants iBio CDMO a non-exclusive license to use our proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes.

iBio CDMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern, as sublandlord. The facility is a Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made development and manufacture of biopharmaceuticals. iBio CDMO was granted a 34-year capital lease for the facility. Commercial activities commenced in January 2016.

Prior to Fraunhofer’s actions that are the subject of our litigation, we granted licenses as to the Fraunhofer-derived technology (a) to certain government and NGO entities for not-for-profit applications of the intellectual property for which they have provided funding, and (b) to Fraunhofer for Fraunhofer’s research for iBio in iBio’s field and for research and a royalty-bearing license for applications in certain fields other than those retained by iBio or granted to the governmental entity or NGO entities. iBio retained ownership of all the Fraunhofer-derived or acquired intellectual property. iBio retained exclusive worldwide commercial rights principally in the field of human health applications of that intellectual property. Fraunhofer is obligated to pay us a royalty payment equal to 9% of all receipts, if any, realized by Fraunhofer from the sales, licensing or commercialization of the intellectual property licensed from us.

Through June 30, 2017, Fraunhofer was awarded a total of approximately $33 million in grants from the Bill & Melinda Gates Foundation for development of product candidates based on the iBioLaunch™ platform and for research and development of vaccines against influenza, including H5N1 avian influenza, malaria and African sleeping sickness (trypanosomiasis). To facilitate the grant and continuing support by the Bill & Melinda Gates Foundation of the activities undertaken by Fraunhofer, we agreed to make our iBioLaunch™ platform available to various programs to complete development and provide “Global Access” to vaccines against influenza, rabies virus, malaria and trypanosomiasis, provided that if the Bill & Melinda Gates Foundation and Fraunhofer do not pursue such programs to completion, the subject rights revert to us. The term “Global Access” means access for people most in need within the developing world in low income and lower-middle-income countries, as identified by the World Bank. We have exclusive commercial rights to the technology and the manufacture of these products for human health applications. We may decide to commercially license such technology to collaborators for advancement into human clinical evaluation and eventual commercial development.

DoD has also provided funding to Fraunhofer for advanced development of our technology and for preclinical and clinical studies of an anthrax-plague combination vaccine and for an H1N1 influenza vaccine project. Through June 30, 2015, Fraunhofer received funding and funding commitments for these projects totaling approximately $34 million. This funding is similarly beneficial to us because we have retained the commercial rights to any technology improvements resulting from those projects.

Manufacturing

Proprietary iBio technologies, as mentioned above, have been used to advance development of certain products that have been commercially infeasible to develop with conventional technologies such as Chinese hamster ovary cell systems and microbial fermentation methods. They can be used to create and operate manufacturing facilities at substantially lower capital and operating costs. These include development and manufacture of both vaccine and therapeutic product candidates. iBio CDMO plans to promote commercial collaborations with third parties on the basis of these technology advantages and to work with customers to achieve laboratory scale technical milestones that can form the basis of longer-term manufacturing business arrangements. iBio itself will be a client of iBio CDMO for further IND advancement of its proprietary products beginning with IBIO-CFB03 for the treatment of a range of fibrotic diseases. iBio will work with iBio CDMO on the production of IBIO-CFB03 for clinical trials and, with clinical success, for commercial launch.

Intellectual Property

We exclusively own intellectual property acquired by or developed at Fraunhofer for human health and certain veterinary and diagnostic applications, noting that we have not yet used either the veterinary or diagnostic applications. We also own intellectual property developed or acquired independently of Fraunhofer. In addition, we have an exclusive worldwide license agreement with the University of Pittsburgh covering U.S. and foreign patents and patent applications and related intellectual property owned by the University of Pittsburgh pertinent to the use of endostatin peptides for the treatment of fibrosis. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and products and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology.

We currently own some 23 U.S. patents and 64 international patents. We have an exclusive license to four U.S. patents and one application. Additionally, we have two U.S. and two international patent applications allowed, as well as four U.S. and 26 international applications pending. International patents and applications include numerous foreign countries including Australia, Brazil, Canada, China, Hong Kong, India, Korea, Russia and several countries in Europe. We continue to prepare patent applications relating to our expanding technology in the U.S. and abroad.

The technology and products covered by our issued and pending patent applications are summarized below:

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We face competition from many different sources, including commercial pharmaceutical and biotechnology enterprises, academic institutions, government agencies, and private and public research institutions. Our commercial opportunities will be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer side effects or are less expensive than any products that we or our collaborators may develop based on the use of our technologies.

While we believe that the potential advantages of our new technologies will enable us to compete effectively against other providers of technology for biologic product manufacturing, many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through arrangements with large and established companies, and this may reduce the value of our technologies for the purposes of establishing license agreements. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

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

There are currently approved vaccines and therapies for many of the diseases and conditions addressed by the product candidates in our pipeline. There are also a number of companies working to develop new drugs and other therapies for diseases of commercial interest to us that are undergoing various stages of testing including clinical trials. The key competitive factors affecting the success of our technologies for commercial product candidates are likely to be efficacy, safety profile, price, and convenience.

Government Regulation and Product Approval

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacturing and marketing of pharmaceutical drugs and vaccines. All of the vaccine and therapeutic products developed from our technologies will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drugs and vaccines are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the U.S., various federal, and, in some cases, state statutes and regulations, also govern or impact the manufacturing, safety, labeling, storage, record-keeping and marketing of vaccines and pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations requires the expenditure of substantial resources. Regulatory approval, if and when obtained for any of our product candidates, may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed. Further, approved vaccines and drugs are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on their manufacture, sale or use, or in their withdrawal from the market.

Before any product candidates with potential immunization or therapeutic value may be tested in human subjects, we must satisfy stringent government requirements for preclinical studies. Preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of the product candidate. “In vitro” refers to tests conducted with cells in culture and “in vivo” refers to tests conducted in animals. Preclinical testing results obtained from studies in several animal species, as well as data from in vitro studies, are submitted to the FDA as part of an Investigational New Drug (“IND”) application and are reviewed by the FDA prior to the commencement of human clinical trials. These preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical trials. In the case of vaccine candidates, animal immunogenicity and immune protection tests must establish a sound scientific basis to believe that the product candidate may be beneficial when administered to humans.

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

Any products we or a licensee manufactures or distributes under FDA approval are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the products. Drug manufacturers and their subcontractors are required to register with the FDA and, where appropriate, state agencies, and are subject to periodic unannounced inspections by the FDA and state agencies for compliance with current cGMPs, which are the standards the FDA requires be met during the manufacturing of drugs and biologic products, and which impose procedural and documentation requirements upon us and any third-party manufacturers we utilize.

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

Employees

As of September 15, 2017, we had eight employees in iBio and thirty-five employees in iBio CDMO. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We consider our relations with our employees to be good and believe this staffing level will be sufficient to meet our needs.

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

Since our 2008 spinoff from Integrated BioPharma, Inc., we have incurred operating losses and negative cash flows from operations. Our net loss was approximately $16.1 million for the year ended June 30, 2017 and approximately $10.7 million for the year ended June 30, 2016. As of June 30, 2017, we had an accumulated deficit of approximately $72.1 million.

To date, we have financed our operations primarily through the sale of common stock and warrants. We have devoted substantially all of our efforts to research and development, including the development and validation of our technologies, our CDMO facilities, and the development of a proprietary therapeutic product against fibrosis based upon our technologies. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if we:

•	initiate clinical trials of our product candidates;

•	continue the research and development of our product candidates;

•	seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and manufacturing efforts.

To become and remain profitable, we must succeed in commercializing our technologies or we, alone or with our licensees, must succeed in developing and eventually commercializing products that generate significant revenue. In addition, our profitability will depend on continuing to attract and maintain customers for the development, manufacturing and technology transfer services offered by our subsidiary iBio CDMO.

This will require us, alone or with our licensees and collaborators, to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained or establishing collaborations with parties willing and able to provide necessary capital or other value. We may never succeed in these activities. Our profitability also will depend on spending on iBio CDMO’s services by its customers and potential customers. We may never generate revenues that are significant or large enough to achieve profitability.

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

We have limited financial resources and will need substantial additional funding in connection with our continuing operations. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially. Additionally, to the extent that our efforts to outlicense our technologies and product candidates are unsuccessful or we find that it is necessary to advance the development of product candidates further than contemplated by our current business plans to secure favorable licensing terms, we would require substantial additional capital.

On May 15, 2015, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to which we had the option to require Aspire Capital to purchase up to $15 million of common stock over a three-year term. No shares were sold under the 2015 Facility. See Note 11 for a further description of the agreement. The agreement with Aspire was terminated on July 21, 2017.

On July 24, 2017, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $16,000,000 of our common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park Purchase Agreement” or “Purchase Agreement”). As a result, on July 24, 2017, 1,200,000 shares of our common stock were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the agreement, and 2,500,000 shares of common stock were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000. The agreement with Lincoln Park is more fully described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 11 of the consolidated financial statements. In connection with the Lincoln Park Purchase Agreement, on July 24, 2017, we entered into a registration rights agreement with Lincoln Park (“Registration Rights Agreement”) subsequent to which we filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to Lincoln Park under the Purchase Agreement.

The extent to which we utilize the Purchase Agreement with Lincoln Park as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Lincoln Park under the Purchase Agreement on any given day and during the term of the agreement is limited. Additionally, we and Lincoln Park may not effect any sales of shares of our common stock under the Purchase Agreement during the continuance of an event of default under the Purchase Agreement. Even if we are able to access the full $16.0 million under the Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans.

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

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives, as well as through sales of common stock to Lincoln Park under the Purchase Agreement. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we are unable to raise capital in sufficient amounts when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

We expect our existing cash on hand as of June 30, 2017 in the amount of $8.1 million to be insufficient to meet our projected operating requirements through September 15, 2018. In addition, without further funding our existing cash balance is only sufficient to meet our projected operating requirements through December 31, 2017. Based on our projections, we expect to obtain additional funds and increase our cash balance through the development of future sales and funds available pursuant to the Lincoln Park Purchase Agreement or other funding arrangements. We have based this projection on assumptions that may prove to be wrong, in which case we may deplete our cash resources sooner than we currently anticipate. Our future capital requirements will depend on many factors, including:

•	our ability to attract additional licensees or other third parties willing to fund development, and, if successful, commercialization of product candidates;

•	the success and expansion of our existing collaboration with Fiocruz and any new license agreements we may enter into;

•	the costs, timing and regulatory review of our product candidates;

•	the further obtaining and retention of developmental and manufacturing opportunities at the CDMO;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

•	the extent to which we acquire or invest in businesses, products and technologies.

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

We commenced independent operations in 2008, and our operations to date have included organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary technologies, identifying potential product candidates and undertaking, through third parties, preclinical trials and clinical trials of product candidates derived from our technologies. Certain iBioLaunch™-derived vaccine candidates have been evaluated in completed or ongoing Phase 1 clinical trials; however, all our other vaccine and therapeutic protein product candidates are still in preclinical development. Neither we nor our collaborators have completed any other clinical trials for any vaccine or therapeutic protein product candidate produced using iBio technology. As a result, we have not yet demonstrated our ability to successfully complete any Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any conclusion you reach about our future success or viability may not be as predictive as it might be if we had a longer operating history.

We may require additional financing to sustain our operations and without it we may not be able to continue operations.

As of June 30, 2017, our accumulated deficit was approximately $72.1 million. We expect our existing cash on hand as of June 30, 2017 in the amount of $8.1 million to be insufficient to meet our projected operating requirements through September 15, 2018. In addition, without further funding our existing cash balance is only sufficient to meet our projected operating requirements through December 31, 2017. Based on our projections, we expect to obtain additional funds and increase our cash balance through the development of future sales and funds available pursuant to the Lincoln Park Purchase Agreement or other funding arrangements. We have based this projection on assumptions that may prove to be wrong, in which case we may deplete our cash resources sooner than we currently anticipate. Our future capital requirements will depend on many factors, including:

•	our ability to attract additional licensees or other third parties willing to fund development, and, if successful, commercialization of product candidates;

•	the success and expansion of our existing collaboration with Fiocruz and any new license agreements we may enter into;

•	the costs, timing and regulatory review of our product candidates;

•	the further obtaining and retention of developmental and manufacturing opportunities at the CDMO;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

•	the extent to which we acquire or invest in businesses, products and technologies.

We sold 2,500,000 shares of common stock to Lincoln Park in an initial purchase under the Purchase Agreement on July 24, 2017, for an aggregate gross purchase price of $1,000,000. We may direct Lincoln Park to purchase up to an additional $15,000,000 worth of shares of our common stock (excluding the initial purchase) under our agreement over a 36-month period generally in amounts up to 100,000 shares of our common stock, which may be increased to up to 600,000 shares of our common stock depending on the market price of our common stock at the time of sale and subject to a maximum limit of $1,000,000 per purchase, on any such business day. Assuming a purchase price of $0.33 per share (the closing sale price of the common stock on August 2, 2017) and the purchase by Lincoln Park of an additional 14,114,790 purchase shares, gross proceeds to us would only be $5,657,881 (including the $1,000,000 of gross proceeds from initial purchase of 2,500,000 shares under the Purchase Agreement).

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $16,000,000 under the Purchase Agreement to Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Risks Related to the Development and Commercialization of Our Technologies and Product Candidates

We may expend our limited resources to pursue a particular technology or product candidate and fail to capitalize on technologies or product candidates that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on specific product candidates derived from or enhanced by our technologies. As a result, we may forego or delay pursuit of opportunities with other technologies or product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending may not yield any commercially viable products.

We have based our research and development efforts on our technologies and product candidates derived from such technologies. Notwithstanding our large investment to date and anticipated future expenditures in these technologies, we have not yet developed, and may never successfully develop, any marketed products using these technologies. As a result of our exclusive use of our own technologies, we may fail to address or develop product candidates based on other scientific approaches that may offer greater commercial potential or for which there is a greater likelihood of success.

We also may not be successful in our efforts to identify or discover additional product candidates using our technologies. Research programs to identify new product candidates require substantial technical, financial and human resources. These research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development.

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

We may not be successful in our efforts to use iBio technologies to build a pipeline of product candidates and develop marketable products.

While we believe that data we and our collaborators have obtained from preclinical studies and Phase 1 clinical trials of iBio technology-derived and iBio technology-enhanced product candidates has validated these technologies, our technologies have not yet, and may never lead to, approvable or marketable products. Even if we are successful in further validating our technologies and continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development for many possible reasons, including harmful side effects, limited efficacy or other characteristics that indicate that such product candidates are unlikely to be products that will receive marketing approval and achieve market acceptance. If we and our collaborators do not successfully develop and commercialize product candidates based upon our technologies, we will not obtain product or collaboration revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

Neither we nor our licensees will be able to commercialize product candidates based on our technologies if preclinical studies do not produce successful results or clinical trials do not demonstrate safety and efficacy in humans.

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We and our licensees may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent the commercialization of product candidates based on our iBio technologies, including the following:

•	Preclinical or clinical trials may produce negative or inconclusive results, which may require additional preclinical testing, additional clinical trials or the abandonment of projects that we expect to be promising. For example, promising animal data may be obtained about the anticipated efficacy of a therapeutic protein product candidate and then human tests may not result in such an effect. In addition, unexpected safety concerns may be encountered that would require further testing even if the therapeutic protein product candidate produced an otherwise favorable response in human subjects.

•	Initial clinical results may not be supported by further or more extensive clinical trials. For example, a licensee may obtain data that suggest a desirable immune response from a vaccine candidate in a small human study, but when tests are conducted on larger numbers of people, the same extent of immune response may not occur. If the immune response generated by a vaccine is too low or occurs in too few treated individuals, then the vaccine will have no commercial value.

•	Enrollment in our or our licensee’s clinical trials may be slower than projected, resulting in significant delays. The cost of conducting a clinical trial increases as the time required to enroll adequate numbers of human subjects to obtain meaningful results increases. Enrollment in a clinical trial can be a slower-than-anticipated process because of competition from other clinical trials, because the study is not of interest to qualified subjects, or because the stringency of requirements for enrollment limits the number of people who are eligible to participate in the clinical trial.

•	We or our licensees might have to suspend or terminate clinical trials if the participating subjects are being exposed to unacceptable health risks. Animal tests do not always adequately predict potential safety risks to human subjects. The risk of any candidate product is unknown until it is tested in human subjects, and if subjects experience adverse events during the clinical trial, the trial may have to be suspended and modified or terminated entirely.

•	Regulators or institutional review boards may suspend or terminate clinical research for various reasons, including safety concerns or noncompliance with regulatory requirements.

•	Any regulatory approval ultimately obtained may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

•	The effects of iBio technology-derived or iBio technology-enhanced product candidates may not be the desired effects or may include undesirable side effects.

Significant clinical trial delays could allow our competitors to bring products to market before we or our licensees do and impair our ability to commercialize our technologies and product candidates based on our technologies. Poor clinical trial results or delays may make it impossible to license a product candidate or so reduce its attractiveness to prospective licensees that we will be unable to successfully develop and commercialize such a product candidate.

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

Although the FDA and other regulatory authorities have approved plant-based therapeutics in the past, consistent with the oversight of all products, the FDA is monitoring whether these plant-based therapeutics pose any health and human safety risks. While they have not issued any regulation to date that is averse to plant-based vaccines or therapeutics, it is possible that the FDA and other regulatory authorities could issue regulations in the future that could adversely affect our product candidates.

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

Our competitors may devise methods and processes for protein expression that are faster, more efficient or less costly than that which can be achieved using iBio technologies. There has been and continues to be substantial academic and commercial research effort devoted to the development of such methods and processes. If successful competitive methods are developed, it may undermine the commercial basis for iBio products and our technologies and related services.

We have no experience in the sales, marketing and distribution of pharmaceutical products.

If we fail to establish commercial licenses for our iBio products and technologies or fail to enter into arrangements with partners with respect to the sales and marketing of any of our future potential product candidates, we might need to develop a sales and marketing organization with supporting distribution capability in order to directly market product candidates we successfully develop. Significant additional expenditures would be required for us to develop such an in-house sales and marketing organization.

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

Our current business plan contemplates that we will in the future derive significant revenues from collaborators and licensees that successfully utilize iBio technologies in connection with the production, development and commercialization of vaccines and therapeutic protein product candidates. Our realization of these revenues and dependence on existing collaborations, and any future collaborations we enter into, is subject to a number of risks, including the following:

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

We seek to establish and collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization of iBio technology-produced and iBio technology-enhanced product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration depends, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we fail to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development or the development of one or more of our other product candidates, or increase our expenditures and undertake additional development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product portfolio and our business may be materially and adversely affected.

If third parties on whom we or our licensees will rely for the conduct of preclinical studies and clinical trials do not perform as contractually required or as we expect, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business may suffer.

We do not have the ability to independently conduct the preclinical studies and clinical trials required to obtain regulatory approval for our product candidates. We have not yet contracted with any third parties to conduct clinical trials of product candidates we develop independently of collaborators. We will depend on licensees or on independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates. We will rely heavily on these parties for successful execution of our clinical trials but will not control many aspects of their activities. For example, the investigators participating in our clinical trials will not be our employees. However, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

If revenue from a third-party customer or client is concentrated in an amount that makes up a significant percentage of our total revenues, we may be adversely impacted by the significant dependence upon that client, including but not limited to, receipt and collections of outstanding amounts, continued operational allocations toward the client and related efficiencies, capacity and opportunity costs.

At this time, we are continually promoting our technologies and CDMO capabilities to further expand and grow our revenue base and business. We will continue to consider any potential revenue and client related concentration risks. At June 30, 2017, Fiocruz represented a significant percentage, greater than 10%, of our total revenues.

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

Our success depends in part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates, and by maintenance of our trade secrets through proper procedures.

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

Risks Related to iBio CDMO’s Operations

If iBio CDMO is unable to provide quality and timely offerings to its customers, its business could suffer, which could have a material adverse impact on our business and results of operations.

A failure of quality control systems in iBio CDMO’s facilities could cause problems to arise in connection with facility operations or during preparation or provision of products, in both cases, for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials or environmental factors. Such problems could affect production of a particular batch or series of batches, requiring the destruction of products, or could halt facility production altogether. In addition, failure to meet required quality standards may result in failure to timely deliver products to customers. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers, damage to and possibly termination of existing customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches or products. If problems are not discovered before a product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.

A failure by iBio CDMO to attract and maintain customers and any reduction in spending or demand for iBio CDMO’s manufacturing, development and technology transfer services could have a material adverse effect on our business.

iBio CDMO’s operations will depend, in part, on its ability to attract and maintain customers for its development, manufacturing and technology transfer services and on the amount of customer spending on such services. If iBio CDMO fails to attract customers or its customers’ and potential customers’ spending on iBio CDMO’s services is reduced, this may have a material adverse effect on our business, results of operations and financial condition.

iBio CDMO’s operations are subject to environmental, health and safety laws and regulations, which could increase costs and restrict operations in the future.

iBio CDMO’s operations are subject to a variety of environmental, health and safety laws and regulations, including those of the Environmental Protection Agency and equivalent local and state agencies. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Any failure to comply with environmental, health and safety requirements could result in the limitation or suspension of production or monetary fines or civil or criminal sanctions, or other future liabilities. iBio CDMO is also subject to laws and regulations governing the destruction and disposal of raw materials and the handling and disposal of regulated material.

A failure by iBio CDMO to hire and retain an appropriately skilled and adequate workforce could adversely impact the ability of the facility to operate and function efficiently.

iBio CDMO’s operations will depend, in part, on its ability to attract and retain an appropriately skilled and sufficient workforce to operate its development and manufacturing facility. The facility is located in a growing biotechnology hub and competition for skilled workers will continue to increase as the industry undergoes further growth in the area.

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

We are entitled under our certificate of incorporation to issue up to 175 million shares of common stock, par value $.001 per share, and 1 million shares of preferred stock, with no par value, one of which is designated as iBio CMO Preferred Tracking Stock, par value, $0.001.

As of September 15, 2017, we had issued and outstanding approximately 92.9 million shares of common stock and one share of iBio CMO Preferred Tracking Stock. No other shares of preferred stock are outstanding. In addition, as of September 15, 2017, 13.5 million options to purchase shares of common stock were outstanding and we had approximately 1.5 million shares of common stock reserved for future issuance of additional option grants under our 2008 Amended and Restated Omnibus Equity Incentive Plan. Accordingly, we will be able to issue up to approximately 67.1 million additional shares of common stock and 999,999 shares of preferred stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The issuance of preferred stock or additional shares of common stock could adversely affect the rights of the holders of shares of our common stock.

Our Board of Directors is authorized to issue up to 999,999 shares of preferred stock without any further action on the part of our stockholders. Our Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Currently, we have one share of preferred stock outstanding. Our Board of Directors may, at any time, authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to the redemption of the shares, together with a premium, before the redemption of our common stock, which may have a material adverse effect on the rights of the holders of our common stock. In addition, our Board of Directors, without further stockholder approval, may, at any time, issue large blocks of preferred stock. In addition, the ability of our Board of Directors to issue shares of preferred stock without any further action on the part of our stockholders may impede a takeover of our company and may prevent a transaction that is favorable to our stockholders.

Risks Related to Our Stock Purchase Agreement with Lincoln Park

Sales of our common stock to Lincoln Park may cause substantial dilution to our existing stockholders and the sale of the shares of our common stock acquired by Lincoln Park could cause the price of our common stock to decline.

On July 24, 2017, we entered into a common stock purchase agreement with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $16,000,000 of our common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park Purchase Agreement”). As a result, on July 24, 2017, 1,200,000 shares of our common stock were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the agreement, and 2,500,000 shares of common stock were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000.

The number of shares ultimately offered for sale to Lincoln Park is dependent upon the number of shares we elect to sell to Lincoln Park under the agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the agreement with Lincoln Park may cause the trading price of our common stock to decline. Lincoln Park may ultimately purchase all or only some of the $16.0 million of our common stock that we may sell under the agreement. After Lincoln Park acquires shares under the agreement, it may sell all, some or none of those shares. Sales to Lincoln Park by us pursuant to the agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Lincoln Park, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Lincoln Park and the agreement with Lincoln Park may be terminated by us at any time at our discretion without any cost to us. The agreement with Lincoln Park is more fully described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 11 of the consolidated financial statements.

Our management will have broad discretion over the amounts, timing and use of the net proceeds that we may receive pursuant to the Purchase Agreement, you may not agree with how we use the proceeds, and the proceeds may not be invested successfully.

Our management will have broad discretion in the timing and application of any net proceeds that we may receive from any future sales of common stock to Lincoln Park pursuant to the Purchase Agreement. Management could use these proceeds for purposes other than those contemplated at the time of this prospectus. Accordingly, you will be relying on the judgment of our management with regard to the timing and use of these net proceeds, and you will not have the opportunity as part of your investment decision to assess whether the proceeds are being used appropriately. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for our company.

We may not be able to access the full amounts available under the Purchase Agreement, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.

Other than the Initial Purchase Amount, all funds available under the Purchase Agreement are only available if our common stock per share value is $0.25 or higher at the time we seek to sell stock, and the volume of any such stock sales under the Purchase Agreement may vary with our common stock per share price. Changes in our stock price may limit the net proceeds we may receive under the Purchase Agreement.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

Our corporate office is located in subleased space, leased on a month-to-month basis, at 600 Madison Avenue, New York, New York, and includes shared use of common facilities. In this space, we perform or maintain oversight of our administrative, clinical development, regulatory affairs and business development functions.

iBio CDMO’s operations take place in Bryan, Texas, in a facility controlled by an affiliate of Eastern as sublandlord. The facility is a 139,000-square foot Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made development and manufacture of biopharmaceuticals. iBio CDMO has a 34-year capital lease for the facility. The 34-year term of the capital lease may be extended by iBio CDMO for a ten-year period, so long as iBio CMO is not in default under the lease. Commercial operations commenced in January 2016. iBio CDMO operates on the basis of three parallel lines of business: (1) Development and manufacturing of third-party products; (2) Development and production of the Company’s proprietary product(s) for treatment of fibrotic diseases; and (3) Commercial technology transfer services.

Item 3. Legal Proceedings.

The following information supplements and amends our discussion set forth under Part II, Item 1 “Legal Proceedings” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.

Lawsuits

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case – the scope of iBio’s ownership of the technology developed or held by Fraunhofer — before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. Fraunhofer filed an answer and counterclaims in March 2017, but in May 2017, Fraunhofer obtained new counsel, and with iBio’s agreement (as a matter of procedure), filed an amended answer and amended counterclaims in July 2017. The Company replied to those counterclaims on August 9, 2017 and included certain counter-counterclaims, which Fraunhofer moved to dismiss on August 30, 2017.  The parties have continued to proceed with written discovery.

On December 4, 2015, a putative derivative action captioned Savage, Derivatively on Behalf of iBio, Inc., Plaintiff, v. Robert B. Kay, Arthur Y. Elliott, James T. Hill, Glenn Chang, Philip K. Russell, John D. McKey, and Seymour Flug, Defendants, and iBio, Inc., Nominal Defendant was filed in the Supreme Court of the State of New York, County of New York. The action alleged that the Company and its management made misstatements about the Company’s business resulting either from (i) a failure by iBio’s directors to establish a system of controls over the Company’s disclosures, or (ii) the directors’ consciously ignoring “red flags” relating to disclosures, and sought to recover an unspecified amount of damages. On January 15, 2016, the defendants filed a motion to dismiss all claims against them. On March 16, 2016, the plaintiff filed a Verified Amended Complaint that added an additional named plaintiff and alleged derivative claims generally along the same lines as the original complaint, together with purported direct breach of fiduciary duty and unjust enrichment claims based on the same conduct. The Verified Amended Complaint sought to recover an unspecified amount of damages. On April 29, 2016, the defendants filed a motion to dismiss all claims against them. Plaintiffs’ opposition to the motion was filed on June 6, 2016. On June 22, 2016, the plaintiffs advised the Court that the parties had reached a settlement in principle, and on July 1, 2016, the Court ordered that the defendants’ pending motion to dismiss be withdrawn without prejudice. The parties entered a Stipulation of Settlement dated as of September 20, 2016. On October 11, 2016, the plaintiffs filed a motion with the Court seeking an order granting preliminary approval of the settlement and providing for notice to iBio shareholders of the proposed settlement. On January 20, 2017, the Court issued an order that provided for notice to iBio shareholders of the proposed settlement, scheduled a final fairness hearing on April 24, 2017, and denied as moot the plaintiffs’ request for preliminary approval of the settlement. The final hearing was held on April 24, 2017. On May 3, 2017, the Court entered a Final Order and Judgment approving the settlement and dismissing the action. The settlement has been funded by the Company’s insurance carrier.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE American under the trading symbol “IBIO.”

The following table sets forth the high and low sale prices for our common stock during the years ended June 30, 2017 and 2016, as reported by the NYSE American. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low
Year ended June 30, 2017:
First Quarter	$0.74	$0.55
Second Quarter	$0.55	$0.35
Third Quarter	$0.52	$0.37
Fourth Quarter	$0.45	$0.36

Year ended June 30, 2016:
First Quarter	$0.95	$0.62
Second Quarter	$0.71	$0.55
Third Quarter	$0.65	$0.45
Fourth Quarter	$0.74	$0.56

Holders

As of September 15, 2017, there were 101 holders of record of our common stock.

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

Overview

We are a biotechnology company focused on using our proprietary technologies and production facilities to provide product development and manufacturing services to clients, collaborators and third-party customers as well as developing and commercializing our own product candidates. Our assets and capabilities include proprietary and transformative methods for the development, improvement, and production of biologics using hydroponically grown, transiently-transfected green plants for recombinant protein production.

Our technologies have been successfully used with a diverse range of biopharmaceutical product candidates including products against fibrotic diseases, vaccines, enzyme replacements, monoclonal antibodies, and recombinant versions of marketed products that are currently derived from human blood plasma. iBio technologies have been used to advance development of certain products that have been commercially infeasible to develop with conventional technologies such as Chinese hamster ovary cell systems and microbial fermentation methods. We have also used our technologies to create and produce experimental, proprietary derivatives of pre-existing products with improved properties.

We believe that our technologies and our development and manufacturing capabilities offer clients and collaborators multiple advantages over the use of legacy methods, including increased efficiency in early-stage product screening, more predictable and shorter time frames during preclinical product development and testing, and significant time and cost savings in making the transitions between clinical trial phases and eventual product launch. In addition, our technologies are applicable to both improving process efficiency and also to improving product quality and performance characteristics. We expect demand for our technologies and services to increase steadily and to provide significant revenue opportunities with clients addressing the expanding global market for biopharmaceutical products because the competitive success of new products often depends on improved efficacy and safety or on reduced development time and cost-effective manufacturing processes. We believe our technologies and capabilities deliver these benefits to our collaborators and clients.

We expect to provide services and participate in collaborative development programs with a diverse group of clients and collaborators to enable us to achieve positive cash flow from operations sufficient for use in developing our own product candidates and enabling us to participate in the success of selected products developed jointly with collaborators. Our current product pipeline is comprised of proprietary candidates for the treatment of a range of fibrotic diseases including systemic scleroderma and idiopathic pulmonary fibrosis. IBIO-CFB03, based on exclusively in-licensed university patents and newer patent applications filed by iBio, is our lead therapeutic candidate being advanced for IND development. On an ongoing basis, we evaluate product candidate opportunities originating in both academic institutions and corporate research programs, to which iBio technologies can add value, as potential opportunities for iBio.

We developed and implemented a new business model as a result of the ongoing litigation against our original research and development contractor. Our new business model comprises three key elements:

1.	CDMO Facility Activities - the creation of a contract development and manufacturing organization to produce revenue through the provision of services based on our technologies and capabilities;

2.	Product Candidate Pipeline - the advancement of select product candidates developed by iBio or through partnering with collaborators, and

3.	Facility Design and Build-out / Technology Transfer - the design and development for others of facilities based on our new technologies and experience along with the provision of commercial technology transfer.

We accomplished the first part of our new business plan through the acquisition of control of the large manufacturing facility that is now controlled and operated by our subsidiary, iBio CDMO LLC (“iBio CDMO” or “CDMO”) (formerly known as iBio CMO, LLC.) under capital lease. The facility includes human resources, laboratory and pilot-scale operations, and large-scale automated hydroponic systems capable of growing over four million plants as "in process inventory" and delivering over 300 kilograms of therapeutic protein active pharmaceutical ingredient per year. The facility capacity can also be doubled by adding additional plant growth equipment in a space already available for that purpose.

We have integrated into our iBio CDMO operations the rights iBio has obtained to certain patented and unpatented technologies developed for it by Novici Biotech LLC, in addition to novel manufacturing methods and processes developed by iBio CDMO. These technologies, methods, and processes are applied by iBio CDMO to a variety of tasks performed for clients, collaborators, and for iBio itself, including product and process development, analytical, and manufacturing services. iBio CDMO is promoting commercial collaborations with third parties on the basis of these technology advantages and plans to work with customers to achieve laboratory scale technical milestones that can form the basis of longer-term manufacturing business arrangements.

In addition to the generation of revenue from services through iBio CDMO, a second goal of our new business model is through partnering and out-licensing of our new technologies, to create opportunities for iBio to share in the successful development and commercialization of selected product candidates by our collaborators and licensees as well as advance our own product candidates. We expect to accomplish this objective through both investments we make to acquire or develop our own proprietary product candidates and also by participating with select customers and collaborators in the value created through the development, with our technologies, and manufacture of their product candidates. iBio itself is a client of iBio CDMO for further IND advancement of its proprietary products beginning with IBIO-CFB03 for the treatment of a range of fibrotic diseases. iBio will work with iBio CDMO on the production of IBIO-CFB03 for clinical trials and, with clinical success, for commercial launch.

The third element of our new business model is the use of iBio technologies to create and operate manufacturing facilities at substantially lower capital and operating costs. Due to the lower capital and operating cost requirements for biopharmaceutical (both vaccines and therapeutics) production via iBio technologies versus legacy methods, certain corporations and governments that have not already established manufacturing capacity for biologic products are client prospects for both development and for commercial technology transfer services to enable autonomous manufacturing in the market being served. In some cases, we have additional opportunities to increase the value of these uses of our technologies by offering custom facility design services.

iBio CDMO, LLC

On December 16, 2015, we formed iBio CDMO LLC as a Delaware limited liability company, to develop and manufacture plant-made pharmaceuticals. Effective July 1, 2017, iBio CDMO changed its name from iBio CMO LLC. As of December 31, 2015, we owned 100% of iBio CDMO. On January 13, 2016, we entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CDMO. We retained a 70% interest in iBio CDMO and granted iBio CDMO a non-exclusive license to use our proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. We retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using our technology.

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate, pursuant to which the Company acquired substantially all of the interest held by the Eastern Affiliate in iBio CDMO and issued one share of the Company’s iBio CMO Preferred Tracking Stock, par value $0.001 per share. After giving effect to the transaction, the Company owns 99.99% of iBio CDMO. See Note 10 in the consolidated financial statements for a further discussion.

iBio CDMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Affiliate granted iBio CDMO a 34-year capital lease for the facility. Commercial activities commenced in January 2016. iBio CDMO expects to operate on the basis of three parallel lines of business: (1) Services focused on the development and manufacturing of third-party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases and/or other proprietary iBio products; and (3) Commercial technology transfer services including facility design, as needed.

Proprietary iBio technologies have been used to advance development of certain products that have been commercially infeasible to develop with conventional technologies such as Chinese hamster ovary cell systems and microbial fermentation methods. iBio technologies can be used to create and operate manufacturing facilities at substantially lower capital and operating costs. These include development and manufacture of both vaccine and therapeutic product candidates. iBio CDMO is promoting commercial collaborations with third parties on the basis of these technology advantages and plans to work with customers to achieve laboratory scale technical milestones that can form the basis of longer-term manufacturing business arrangements. iBio itself is a client of iBio CDMO for further IND advancement of its proprietary products beginning with IBIO-CFB03 for the treatment of a range of fibrotic diseases. iBio will work with iBio CDMO on the production of IBIO-CFB03 for clinical trials and, with clinical success, for commercial launch.

Due to the lower capital and operating cost requirements for pharmaceutical production via iBio technologies versus legacy methods, certain corporations and governments that have not already established manufacturing capacity for biologic products are client prospects for both development and for commercial technology transfer services to enable autonomous manufacturing in the market being served. For example, in Brazil, iBio has been collaborating with the Oswaldo Cruz Foundation (Fiocruz) to develop a recombinant yellow fever vaccine based on iBio technology. iBio’s contract with Fiocruz provides for commercial technology transfer services as the product candidates enter human clinical trials. Over time, iBio expects to work closely with iBio CDMO to provide such technology transfer services for a variety of both commercial and government clients.

Results of Operations

Revenue

Gross revenue for 2017 and 2016 was $394,000 and $948,000, respectively, a decrease of $554,000.

Revenue has been attributable to technology services provided to Fiocruz in connection with the development by Fiocruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engaged Fraunhofer as a subcontractor to perform the services required. During 2013, the Company, Fiocruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by the Company in connection with services provided to Fiocruz through the subcontract arrangement with Fraunhofer. In June 2014, the Company, Fiocruz and Fraunhofer amended their Collaboration and License Agreement reflecting the agreed modifications to the work plan and work was resumed by Fraunhofer for the Company to continue development of a yellow fever vaccine using the Company’s iBioLaunch™ technology. In Fiscal 2017, revenue was lower due to changes and an overall decrease in technology services performed pursuant to the agreement with Fiocruz.

Research and Development Expenses

Research and development expenses for 2017 and 2016 were $4,117,000 and $3,156,000, respectively, an increase of $961,000. The increase was primarily related to the addition of iBio CDMO operations net of the decrease in contracted research expenses.

General and Administrative Expenses

General and administrative expenses for 2017 and 2016 were approximately $10,552,000 and $7,685,000, respectively, an increase of $2,866,000. General and administrative expenses principally include officer and non-R&D employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase was due to an increase in the expenses related to iBio CDMO operations which commenced in December 2015 of approximately $3,180,000 net of a reduction of expenses incurred by iBio, Inc.

Other Income (Expense)

Other income (expense) for 2017 and 2016 was approximately ($1,865,000) and ($764,000), respectively, an increase of $1,101,000, primarily related to interest expense incurred under the capital lease.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under a 34-year capital lease with the Second Eastern Affiliate. Such sublease is treated as a capital lease. In Fiscal 2017, other income (expense) included interest expense of $1,929,000 incurred under the capital lease and interest and royalty income of $64,000. Other income (expense) in Fiscal 2016 included interest expense of $807,000 incurred under the capital lease and interest and royalty income of $43,000.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate for the years ended June 30, 2017 and 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had cash of $8.1 million as compared to $23.0 million as of June 30, 2016. Cash at June 30, 2016 included the remaining proceeds received from stock purchase agreements from Eastern and the contribution for the formation of iBio CDMO of $15 million.

Net Cash Used in Operating Activities

Operating activities used $13.2 million in cash in 2017 to fund the loss for the period.

Net Cash Used in Investing Activities

In Fiscal 2017, net cash used in investing activities was approximately $1,593,000. Cash used in investing activities was attributable to additions to intangible assets of $270,000 and fixed assets primarily for iBio CDMO of $1,323,000.

Net Cash Provided by Financing Activities

In Fiscal 2017, net cash used in financing activities was $170,000, which represented principal payments of the capital lease obligation.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma, Inc. in August 2008. As of June 30, 2017, our accumulated deficit was approximately $72.1 million, and we used approximately $13.2 million of cash for operating activities for Fiscal 2017. As of June 30, 2017, cash on hand is approximately $8.1 million.

We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity or other securities, including sales of common stock to Lincoln Park (see discussion below) pursuant to the common stock purchase agreement entered into on July 24, 2017, and through proceeds realized in connection with license and collaboration arrangements and the operation of our subsidiary, iBio CDMO. We cannot be certain that such funding will be available on favorable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and the Company may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for its technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize; or d) possibly cease operations.

On July 24, 2017, we entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $16,000,000 of our common stock (subject to certain limitations) from time to time over the 36-month term of the agreement. As a result, on July 24, 2017, 1,200,000 shares of our common stock were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the agreement, and 2,500,000 shares of common stock were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000. Despite any further proceeds we may receive pursuant to the Lincoln Park Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond September 15, 2018.

The extent to which we utilize the purchase agreement with Lincoln Park as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, the volume of trading in our common stock and the extent to which we are able to secure funds from other sources. The number of shares that we may sell to Lincoln Park under the purchase agreement on any given day and during the term of the agreement is limited. Additionally, we and Lincoln Park may not effect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default under the purchase agreement. Even if we are able to access the full $16.0 million under the purchase agreement, we may still need additional capital to fully implement our business, operating and development plans.

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

On January 13, 2016, the Company entered into a contract manufacturing joint venture with the Eastern Affiliate whereby the Eastern Affiliate contributed $15 million in cash for a 30% interest in the Company’s subsidiary iBio CDMO. The Company retained a 70% interest in iBio CDMO. On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate in exchange for one share of the Company’s iBio CMO Preferred Tracking Stock. After giving effect to the transaction, the Company owns 99.99% of iBio CDMO.

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

As of the date of the filing of this report, iBio CDMO has received $15 million for the capitalization of iBio CDMO and the Company has received approximately $7.2 million from Eastern for the acquisition of 10 million shares of common stock and the exercise of the warrants. Prior to the issuance of the shares of common stock pursuant to the purchase agreements with Eastern, Eastern beneficially owned approximately 30% of the Company’s common stock, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on October 13, 2015, calculated in accordance with the SEC’s beneficial ownership rules. As of the closing of the purchase agreements with Eastern and the simultaneous exercise by Eastern of its warrants to purchase iBio common stock, Eastern beneficially owned approximately 38% of the Company’s outstanding shares of common stock. See Note 11 in the consolidated financial statements for a further description of the transactions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2017, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2017 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our financial statements.

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

Item 8. Financial Statements and Supplementary Data.

Financial statements and notes thereto appear on pages F-1 to F-38 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15 under the Exchange Act) as of June 30, 2017. Based on that evaluation, our Executive Chairman and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Exchange Act, during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has performed an assessment of the effectiveness of iBio’s internal control over financial reporting as of June 30, 2017 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2017.

/s/Robert B. Kay	/s/James P. Mullaney
Robert B. Kay	James P. Mullaney
Executive Chairman	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and
Principal Accounting Officer)
September 15, 2017
September 15, 2017

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The name, age, years of service on our board of directors, principal occupation and business experience and certain other information for each of our directors as of September 15, 2017 is set forth below:

Name	Age	Years of Service on our Board of Directors
Robert B. Kay	77	Director since August 2008
Glenn Chang	69	Director since August 2008
Arthur Elliott, Ph.D.	81	Director since October 2010
Seymour Flug	82	Director since December 2012
General (Ret.) James T. Hill	71	Director since August 2008
John D. McKey, Jr.	74	Director since August 2008
Philip K. Russell, M.D.	85	Director since March 2010

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

EXECUTIVE OFFICERS

The following table sets forth the names, ages and biographical information of our executive officers as of September 15, 2017:

Name	Age	Position Held With Us
Robert B. Kay	77	Executive Chairman and Chief Executive Officer
Robert L. Erwin	64	President
James P. Mullaney	46	Chief Financial Officer
Terence Ryan, Ph.D.	62	Chief Scientific Officer

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

James P. Mullaney has served as our Chief Financial Officer since March 1, 2017. Mr. Mullaney has over 20 years of experience encompassing finance, accounting, management and advisory positions. He has been a member of PwC's Audit practice as well as KPMG's CFO Advisory Services practice. Prior to joining iBio, Inc., Mr. Mullaney served in the capacity as Corporate Controller for Citihub Consulting, a multi-national IT services firm. He brings extensive finance transformation, strategic development and partnership, internal control and regulatory compliance background to iBio, Inc. Mr. Mullaney holds a CPA license in New York State.

Terence E. Ryan, Ph.D., has been our chief scientific officer since March 2012, and prior to that, served as senior vice president since joining the Company in July 2010. Dr. Ryan previously served as assistant vice president, Systems Biology at Wyeth Pharmaceuticals (later Pfizer, Inc.) from 2007 to 2010, and director of Integrative Biology at GlaxoSmithKline from 2003 to 2007. He has also been director, Cell Biology at Celera Genomics from 2000 to 2003 and associate director of Cell Technologies and Protein Sciences at Regeneron Pharmaceuticals, Inc. Dr. Ryan received his A.B. in Biology from Princeton University, his M.S. and Ph.D. in Microbiology from Rutgers University and was a post-doctoral fellow in Molecular Virology at the University of Wisconsin.

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

Our board of directors believes given the diverse skills and experience required to grow our company that the input of all members of the Nominating Committee is important for considering the qualifications of individuals to serve as directors but does not have a diversity policy. Further, the Nominating Committee believes that the minimum qualifications for serving as our director are that a nominee demonstrate, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the board’s oversight of our business and affairs and have an impeccable record and reputation for honest and ethical conduct in both his or her professional and personal activities. Whenever a new seat or a vacated seat on the board is being filled, candidates that appear to best fit the needs of the board and our company are identified and unless such individuals are well known to the board, they are interviewed and further evaluated by the Nominating Committee. Candidates selected by the Nominating Committee are then recommended to the full board for their nomination to stockholders. The Nominating Committee recommends a slate of directors for election at the annual meeting. In accordance with NYSE American rules, the slate of nominees is approved by a majority of the independent directors.

In carrying out its responsibilities, our board will consider candidates suggested by stockholders. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of our First Amended and Restated Bylaws. Suggestions for candidates to be evaluated by the Nominating Committee must be sent to Secretary, iBio, Inc., 600 Madison Avenue, Suite 1601, New York, NY 10022.

Audit Committee

The Audit Committee of the board of directors makes recommendations regarding the retention of the independent registered public accounting firm, reviews the scope of the annual audit undertaken by our independent registered public accounting firm and the progress and results of their work, reviews our financial statements, and oversees the internal controls over financial reporting and corporate programs to ensure compliance with applicable laws and regulations. The Audit Committee reviews all services performed for us by the independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm's independence. The Audit Committee has a charter, which is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents. The Audit Committee charter is available on our website at www.ibioinc.com. The Audit Committee consists of two independent directors as determined by NYSE American listing standards: Glenn Chang (Audit Committee Chairman) and Seymour Flug. Mr. Chang and Mr. Flug are each qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

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

Meetings of the Board of Directors and Committees

During the fiscal year ended June 30, 2017, the board of directors held four meetings in person or by telephone and acted by unanimous written consent on three occasions and the Audit Committee held four meetings in person or by telephone. The Nominating Committee acted by unanimous written consent on one occasion, and no meetings in person or by telephone were held by the Nominating Committee. No meetings in person or by telephone were held and no actions were taken by the Compensation Committee as matters addressable by such committee were considered and approved by the full board. Between meetings, members of the board of the directors are provided with information regarding our operations and are consulted on an informal basis with respect to pending business. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the total number of meetings of the committees on which such director serves. Six out of seven of our directors attended our 2016 Annual Meeting of Stockholders.

Although we do not have a policy with regard to board members’ attendance at our annual meetings of stockholders, all of the directors are encouraged to attend such meetings.

Stockholder Communications with the Board of Directors

Interested parties may communicate with the board or specific members of the board, including the independent directors and the members of the Audit Committee, by submitting correspondence addressed to the Board of Directors of iBio, Inc. c/o any specified individual director or directors at 600 Madison Avenue, Suite 1601, New York, New York 10022. Any such correspondence will be forwarded to the indicated directors.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2017, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except the following reports were not filed on a timely basis: (1) an Initial Statement of Beneficial Ownership on Form 3 for James P. Mullaney after his appointment as an officer of the Company on March 1, 2017, which was filed on April 5, 2017, (2) Statements of Changes in Beneficial Ownership on Form 4 reporting grants of stock options made on May 1, 2017 to purchase 60,000 shares of our common stock made to each of Glenn Chang, General James T. Hill, John D. McKey, Jr., Philip K Russell, M.D., Arthur Y. Elliott, Ph.D. and Seymour Flug, which were filed on June 16, 2017, (3) Statements of Changes in Beneficial Ownership on Form 4 reporting grants of stock options made on September 4, 2015 to purchase 100,000 shares of our common stock made to each of Glenn Chang, General James T. Hill, John D. McKey, Jr., Philip K Russell, M.D., Arthur Y. Elliott, Ph.D. and Seymour Flug, which were filed on April 5, 2017, (4) Statements of Changes in Beneficial Ownership on Form 4 reporting grants of stock options made on September 5, 2014 to purchase 60,000 shares of our common stock made to each of Glenn Chang, General James T. Hill, John D. McKey, Jr., Philip K Russell, M.D., Arthur Y. Elliott, Ph.D. and Seymour Flug, which were filed on April 5, 2017, (5) Statements of Changes in Beneficial Ownership on Form 4 reporting grants of stock options made on May 1, 2017 to purchase 300,000 shares of our common stock made to each of Robert B. Kay and Robert Erwin, which were filed on June 16, 2017, (6) Statements of Changes in Beneficial Ownership on Form 4 reporting grants of stock options made on September 4, 2015 to purchase 750,000 shares of our common stock made to each of Robert B. Kay and Robert Erwin, which were filed on April 5, 2017, and (7) Statements of Changes in Beneficial Ownership on Form 4 reporting grants of stock options made on September 5, 2014 to purchase 600,000 shares of our common stock made to each of Robert B. Kay and Robert Erwin, which were filed on April 5, 2017.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our principal executive officer, principal financial officer and our two other most highly compensated executive officers who were serving as executive officers at June 30, 2017, the end of our last completed fiscal year. We refer to the executive officers identified in this table as our “named executive officers”.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards (1)	Total
Robert B. Kay	2017	$310,732	$-	$107,085	$417,817
Executive Chairman	2016	310,732	-	470,495	781,227

Mark Giannone (2)	2017	112,500	-	-	112,500
Chief Financial Officer	2016	99,000	-	94,099	193,099

James Mullaney (3)	2017	66,667	20,000	52,966	139,633
Chief Financial Officer	2016	N/A	N/A	N/A	N/A

Robert Erwin	2017	230,000	-	107,085	337,085
President	2016	230,000	-	470,495	700,495

Terence E. Ryan, Ph.D.	2017	200,000	-	-	200,000
Chief Scientific Officer	2016	200,000	-	62,733	262,733

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

(2)	Mark Giannone resigned effective March 1, 2017.

(3)	James P. Mullaney was appointed Chief Financial Officer on March 1, 2017.

Outstanding Equity Awards at Fiscal Year-Ending June 30, 2017

The following table shows information regarding unexercised stock options held by our named executive officers as of June 30, 2017.

Name	Unexercised Options	Exercise Price	Expiration Date	Market Value (1)
Robert Kay (2)	250,000	$0.20	2/13/19	$47,500
Robert Kay (2)	250,000	$0.66	8/10/19	$-
Robert Kay (2)	300,000	$1.73	8/16/20	$-
Robert Kay (3)	500,000	$3.07	12/30/20	$-
Robert Kay (3)	500,000	$3.07	12/30/20	$-
Robert Kay (4)	300,000	$1.96	10/21/21	$-
Robert Kay (4)	300,000	$1.10	7/24/22	$-
Robert Kay (4)	300,000	$0.50	7/16/23	$-
Robert Kay (5)	600,000	$1.00	9/5/24	$-
Robert Kay (5)	750,000	$1.72	9/4/25	$-
Robert Kay (5)	300,000	$0.40	5/1/27	$-
Robert Erwin (2)	250,000	$0.20	2/13/19	$47,500
Robert Erwin (2)	250,000	$0.66	8/10/19	$-
Robert Erwin (2)	300,000	$1.73	8/16/20	$-
Robert Erwin (4)	300,000	$1.96	10/21/21	$-
Robert Erwin (4)	300,000	$1.10	7/24/22	$-
Robert Erwin (4)	300,000	$0.50	7/16/23	$-
Robert Erwin (5)	600,000	$1.00	9/5/24	$-
Robert Erwin (5)	750,000	$1.72	9/4/25	$-
Robert Erwin (5)	300,000	$0.40	5/1/27	$-
Terence Ryan (6)	100,000	$1.38	7/14/20	$-
Terence Ryan (6)	100,000	$1.96	10/21/21	$-
Terence Ryan (5)	100,000	$1.72	9/4/25	$-
James Mullaney (5)	150,000	$0.40	3/1/27	$-

(1)	The market value for each award is based upon the closing stock price of $0.39 per share of common stock on June 30, 2017, less the exercise price of the option.

(2)	Options vested in five equal annual installments on the anniversary date of grant. Options fully vested as of June 30, 2017.

(3)	Options vested on the vesting commencement date of the grant. Options fully vested as of June 30, 2016.

(4)	Options vest in five equal annual installments on the anniversary date of grant.

(5)	Options vest in three equal annual installments on the anniversary date of grant.

(6)	Options vested in three equal annual installments on the anniversary date of grant. Options fully vested as of June 30, 2017.

Employment Agreements

The Company and its Chief Financial Officer, James P. Mullaney, entered into an employment offer letter, dated December 30, 2016. Pursuant to the offer letter, Mr. Mullaney was offered an initial annual base salary of $200,000, which was increased to $240,000 in July 2017. He also received a sign-on bonus of $20,000. He is entitled to participate as a member of senior management in any plan adjusting senior management compensation that may be adopted by the Company, based on goals and objectives agreed, and on a formula approved by, the Company’s Board of Directors. In addition, pursuant to the offer letter, Mr. Mullaney was awarded an initial option to purchase 150,000 shares of the Company’s common stock. The option vests annually over three years. Mr. Mullaney is employed on an at-will basis.

As of June 30, 2017, we did not have any other employment contracts or other similar agreements or arrangements with any of our named executive officers.

Equity Incentive Plan

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. In December 2013, our stockholders approved an amendment to the Plan to increase the number of shares of our common stock authorized for issuance thereunder from 10 million shares to 15 million shares. Under the provisions of the Plan, the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 15 million shares. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the board of directors. Vesting of awards occurs ratably on the anniversary of the grant date over the service period as determined at the time of grant.

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

Director Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for services to the Company during the fiscal year ended June 30, 2017:

Director	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total
General James T. Hill	$27,496	$60,000	$87,496
Glenn Chang	15,000	60,000	75,000
John D. McKey	15,000	60,000	75,000
Philip K. Russell	15,000	60,000	75,000
Arthur Elliot	15,000	60,000	75,000
Seymour Flug	15,000	60,000	75,000
	$102,496	$360,000	$462,496

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

(2)	The aggregate number of stock options outstanding for each non-employee director was as follows as of June 30, 2017: Gen. Hill 550,000, Mr. Chang 550,000, Mr. McKey 650,000, Dr. Russell 460,000, Dr. Elliott 460,000, and Mr. Flug 340,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of September 15, 2017:

•	each person who is known by us to be the beneficial owner of 5% or more of our outstanding common stock;

•	each of our directors including our chief executive officer;

•	each of our other named executive officers; and

•	all of our current executive officers and directors as a group.

Except as otherwise noted in the footnotes below, to our knowledge, each of the persons named in this table has sole voting and investment power with respect to the securities indicated as beneficially owned.

	Number of		Percent of
	Shares		Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)		Owned (2)
5% Stockholders
Eastern Capital Limited	33,744,000	(3)	36.4%
E. Gerald Kay	5,945,695	(4)	6.4%
Carl DeSantis	5,014,873	(5)	5.4%

Directors
Robert B. Kay	4,770,962	(6)	4.7%
Glenn Chang	468,817	(7)	0.5%
Arthur Y. Elliott, Ph.D.	366,667	(8)	0.4%
John McKey, Jr.	1,043,225	(9)	1.0%
Seymour Flug	246,667	(8)	0.2%
General James T. Hill	471,667	(10)	0.5%
Philip K. Russell, M.D.	366,667	(8)	0.4%

Other Executive Officers
Robert L. Erwin	2,740,000	(8)	2.7%
Terence E. Ryan, Ph.D.	266,667	(8)	0.3%
James Mullaney	-	(11)	-%

All current directors and executive officers as a group (10 persons)	10,741,339	(12)	10.7%

(1)	The address of Eastern Capital Limited (“Eastern”) is Box 31363, Grand Cayman, E9 KY1 1206. The address of E. Gerald Kay is c/o Integrated BioPharma, Inc., 225 Long Avenue, Box 278, Hillside, New Jersey 07205. The address of Carl DeSantis is c/o CDS International Holdings, Inc., 3299 NW 2nd Avenue, Boca Raton, FL 33431. The address of each of our directors and executive officers is c/o iBio, Inc., 600 Madison Avenue, Suite 1601, New York, New York 10022-1737.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of our common stock. On September 15, 2017, there were 92,818,510 shares of common stock outstanding. Shares of common stock issuable under stock options that are exercisable within 60 days after September 15, 2017 are deemed outstanding and are included for purposes of computing the number of shares owned and percentage ownership of the person holding the option but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Consists of 33,744,000 shares of common stock. This information is based solely on information set forth in a Schedule 13D/A Amendment No. 7 filed with the SEC on February 27, 2017 by Kenneth B. Dart.

(4)	Consists of 5,945,725 shares of common stock. This information is based solely on information set for forth in a Schedule 13D filed with the SEC on June 13, 2013 by E. Gerald Kay and EGK, LLC. The number of shares of common stock beneficially owned by these entities may have changed since the filing of the Schedule 13D.

(5)	Consists of 5,014,873 shares of common stock. This information is based solely on information set forth in a Schedule 13D/A Amendment No. 3 filed with the SEC on November 18, 2014 by Carl DeSantis, the DeSantis Revocable Trust, and CD Financial LLC.

(6)	Includes (i) 211,333 shares of common stock, (ii) 819,629 shares of common stock held by EVJ LLC, of which Mr. Kay is the manager, and (iii) 3,740,000 shares of common stock underlying vested stock options held by Mr. Kay.

(7)	Includes (i) 12,150 shares of common stock and (ii) 456,817 shares of common stock underlying vested stock options.

(8)	All shares listed are shares of common stock underlying vested stock options.

(9)	Includes (i) 486,558 shares of common stock and (ii) 556,667 shares of common stock underlying vested stock options.

(10)	Includes (i) 15,000 shares of common stock and (ii) 456,667 shares of common stock underlying vested stock options.

(11)	James P. Mullaney was appointed Chief Financial Officer of the Company on March 1, 2017. Pursuant to an offer letter between the Company and Mr. Mullaney, dated December 30, 2016, Mr. Mullaney has been granted an initial option to purchase 150,000 shares of the Company’s common stock, which has not yet vested. The option will vest annually over three years.

(12)	Consists of (i) 1,544,670 shares of common stock and (ii) 9,196,667 shares of common stock underlying vested stock options.

Equity Compensation Plans

The following table provides information regarding the status of the Plan at June 30, 2017:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the previous columns)
Equity compensation plan approved by stockholders	13,548,334	$1.21	1,451,666

Equity compensation plans not approved by stockholders	—	—	—

Total	13,548,334	$1.21	1,451,666

Item 13. Certain Relationships and Related Transactions and Director Independence.

Director Independence

Our board of directors has determined that Messrs. Chang, Flug and McKey, Drs. Elliott and Russell and General Hill are each “independent directors” as such term is defined in Section 803 of the NYSE American Company Guide.

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

Transactions with Eastern Capital Limited and its Affiliates

On January 13, 2016, we entered into a share purchase agreement with Eastern, which was amended as of February 25, 2016 (as amended, the “6.5M Purchase Agreement”). Pursuant to the 6.5M Purchase Agreement, Eastern agreed to purchase 6,500,000 shares of our common stock (the “Eastern Shares”), for a purchase price of $0.622 per share, subject to the approval of our stockholders. Our stockholders approved the issuance of such shares at our 2015 Annual Meeting.

On the same day that we entered into the 6.5M Purchase Agreement, we also entered into a separate share purchase agreement pursuant to which Eastern agreed to purchase 3,500,000 shares of our common stock (the “3.5M Purchase Agreement”) for a purchase price of $0.622 per share (the “3.5M Purchase Agreement”)(together with the 6.5M Purchase Agreement, the “Eastern Purchase Agreements”). Stockholder approval was not required for the issuance of the 3,500,000 shares of our common stock pursuant to the 3.5M Purchase Agreement and the sale of those shares was completed on January 25, 2016.

Simultaneously with the issuance of shares under the 3.5M Purchase Agreement, Eastern exercised warrants, dated April 26, 2013, which Eastern acquired previously, to purchase 1,784,000 shares of common stock for a purchase price of $0.53 per share.

Concurrently with the execution of the Eastern Purchase Agreements, we entered into a contract manufacturing joint venture with affiliates of Eastern to develop and manufacture plant-made pharmaceuticals through iBio’s recently formed subsidiary, iBio CDMO LLC (“iBio CDMO”). Bryan Capital Investors LLC (“Bryan Capital Investors”), an affiliate of Eastern, contributed $15.0 million in cash to iBio CDMO, for a 30% interest in iBio CDMO. iBio granted to iBio CDMO a royalty bearing, non-exclusive license to use our proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes, and retained a 70% equity interest in iBio CDMO. iBio retains all other rights in its intellectual property, including the rights to commercialize products based on our proprietary technology. On February 23, 2017, we entered into an Exchange Agreement with Bryan Capital Investors, pursuant to which we issued to Bryan Capital Investors one share of our iBio CMO Preferred Tracking Stock, par value $0.001 per share, in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by Bryan Capital Investors. After giving effect to the transactions contemplated in the Exchange Agreement, we own 99.99% of iBio CDMO and Bryan Capital Investors owns 0.01% of iBio CDMO. iBio has the right to appoint a majority of the members of the Board of Managers that manages the iBio CDMO joint venture. Specified material actions by the joint venture require the consent of iBio and Bryan Capital Investors.

As part of the transactions between Eastern and the Company, Eastern entered into a three-year standstill agreement (the “Standstill Agreement”) that restricts additional acquisitions of our common stock by Eastern and its controlled affiliates to limit its beneficial ownership of our outstanding shares of common stock to a maximum of 38%, absent approval by a majority of our Board of Directors. With respect to the Standstill Agreement, our Board of Directors, acting unanimously, invited Bryan Capital Investors to enter into the Exchange Agreement described above and approved the issuance of one share of our Preferred Tracking Stock to Bryan Capital Investors.

Eastern does not have a right to appoint a director designee or any other special rights with respect to our management and affairs aside from its ability to vote the shares of common stock that it owns as it determines. Eastern has not been granted any board, management or special voting rights in connection with the transactions contemplated in the Purchase Agreements.

Capital Lease with Largest Stockholder

In connection with the joint venture, the Eastern Affiliate granted iBio CDMO a 34-year capital lease of a 139,000-square foot Class A life sciences building in Bryan, Texas on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Eastern Affiliate granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by a capital lease agreement entitled the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Eastern Affiliate (the “Sublease”). The 34-year term of the Sublease may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the Sublease. Under the Sublease, iBio CDMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index. The base rent under the Eastern Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. iBio CDMO is responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease. General and administrative expenses related to the Affiliate were approximately $724,000 and $565,000 for the years ended June 30, 2017 and 2016, respectively. Interest expense incurred under the capital lease obligation amounted to $1,928,000 and $807,000 for the years ended June 30, 2017 and 2016, respectively.

Research and Development Services Vendor

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs technology development services for iBio, including laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The transaction has been conducted on an arm’s length basis at market terms. The accounts payable balance includes amounts due to Novici of approximately $87,000 and $200,000 at June 30, 2017 and 2016, respectively. Research and development expenses related to Novici were approximately $957,000 and $1,036,000 for the years ended June 30, 2017 and 2016, respectively.

Operating Lease with Minority Stockholder

Effective January 1, 2015, the Company is leasing office space on a month-to-month basis from an entity owned by a minority stockholder of the Company. The monthly rental was $2,200 per month through November 2015, $2,500 from December 2015 through February 2017 and $7,500 per month thereafter. Rent expense totaled approximately $50,000 and $28,500 for the years ended June 30, 2017 and 2016, respectively.

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

Historical Relationship with Integrated BioPharma, Inc.

We were a subsidiary of Integrated BioPharma, Inc. (“Integrated BioPharma”) from February 21, 2003 until August 18, 2008. On that date, Integrated BioPharma spun off iBio in a transaction that was intended to be a tax-free distribution to Integrated BioPharma and its U.S. stockholders. As part of that transaction, we entered into a number of agreements with Integrated BioPharma including an indemnification and insurance matters agreement and a tax responsibility allocation agreement. Messrs. E. Gerald Kay and Carl DeSantis, affiliates of Integrated BioPharma, were in 2008 and continue to remain beneficial holders of more than 5% of our common stock. The agreements are described below.

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

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to us by CohnReznick LLP:

	For the Year Ended June 30,
	2017	2016
Audit Fees	$158,700	$138,969
Audit-related Fees	—	—
Tax Fees	—	—
Other Fees	1,090	—
Total Fees	$159,790	$138,969

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits and Index

(1)	A list of the financial statements filed as part of this report is set forth in the index to financial statements at page F-1 and is incorporated herein by reference.

(2)	An index of exhibits incorporated by reference or filed with this Report is provided below:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (1)
3.3	First Amended and Restated Bylaws of the Company (2)
3.4	Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (3)
4.1	Form of Common Stock Certificate (4)
4.2	Registration Rights Agreement, dated July 24, 2017, between iBio, Inc. and Lincoln Park Capital Fund, LLC (5)
10.1	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (6)
10.2	Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (7)+
10.3	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 3,500,000 shares of common stock (8)
10.4	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 6,500,000 shares of common stock (8)
10.5	Amended and Restated Limited Liability Company Operating Agreement of iBio CDMO LLC, dated January 13, 2016, between the Company, Bryan Capital Investors LLC and iBio CDMO LLC (9)
10.6	License Agreement, dated January 13, 2016, between the Company and iBio CDMO LLC (9)
10.7	Sublease Agreement, dated January 13, 2016, between College Station Investors LLC and iBio CDMO LLC (9)
10.8	Exchange Agreement, dated February 23, 2017, between iBio, Inc. and Bryan Capital Investors LLC (10)
10.9	Amendment No. 1, dated February 23, 2017, to the Amended and Restated Limited Liability Company Agreement of iBio CDMO LLC, dated January 13, 2016, between iBio, Inc. and Bryan Capital Investors LLC (10)
10.10	Offer Letter, dated December 30, 2016, between iBio, Inc. and James P. Mullaney(11)
10.11	Purchase Agreement, dated July 24, 2017, between iBio, Inc. and Lincoln Park Capital Fund, LLC (5)
21	Subsidiaries of Registrant *
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (Commission File No. 001-35023).
(4)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on July 11, 2008 (Commission File No. 000-53125).
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017 (Commission File No. 001-35023).
(6)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on June 18, 2008 Commission File No. 000-53125).
(7)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 30, 2013 (Commission File No. 001-35023).
(8)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2016 (Commission File No. 000-35023).
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 22, 2016 (Commission File No. 001-35023).
(10)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (Commission File No. 001-35023).
(11)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2017 (Commission File No. 001-35023).
*	Filed herewith.
+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBio, Inc.
(Registrant)

Dated: September 15, 2017	/s/Robert B. Kay
Robert B. Kay
Executive Chairman
(Principal Executive Officer)

Dated: September 15, 2017	/s/James P. Mullaney
James P. Mullaney
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Robert B. Kay	Executive Chairman	September 15, 2017
Robert B. Kay	(Principal Executive Officer)

/s/James P. Mullaney	Chief Financial Officer	September 15, 2017
James P. Mullaney	(Principal Financial Officer and
Principal Accounting Officer)

/s/Glenn Chang	Director	September 15, 2017
Glenn Chang

/s/Arthur Y. Elliott	Director	September 15, 2017
Arthur Y. Elliott, Ph.D.

/s/Seymour Flug	Director	September 15, 2017
Seymour Flug

/s/James T. Hill	Director	September 15, 2017
General James T. Hill, USA (Retired)

/s/John D. McKey, Jr.	Director	September 15, 2017
John D. McKey, Jr.

/s/Philip K. Russell	Director	September 15, 2017
Philip K. Russell, M.D.

[This page intentionally left blank.]

Annual Financial Statements

iBio, Inc.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of iBio, Inc.

We have audited the accompanying consolidated balance sheets of iBio, Inc. and Subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iBio, Inc. and Subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operating activities for the years ended June 30, 2017 and 2016 and has an accumulated deficit as of June 30, 2017. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ CohnReznick LLP
Roseland, New Jersey
September 15, 2017

iBio, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30, 2017	June 30, 2016

Assets
Current assets:
Cash	$8,088	$23,014
Accounts receivable - trade	175	484
Accounts receivable - unbilled	-	122
Work in process	26	22
Prepaid expenses and other current assets	283	264
Total Current Assets	8,572	23,906

Fixed assets, net of accumulated depreciation	25,589	25,574
Intangible assets, net of accumulated amortization	1,823	2,092
Security deposit	26	28
Total Assets	$36,010	$51,600

Liabilities and Equity
Current liabilities:
Accounts payable (related party of $87 and $200 as of June 30, 2017 and 2016, respectively)	$749	$1,177
Accrued expenses (related party of $650 and $623 as of June 30, 2017 and 2016, respectively)	924	920
Capital lease obligation - current portion	183	170
Deferred revenue	157	24
Total Current Liabilities	2,013	2,291

Capital lease obligation - net of current portion	25,082	25,265

Total Liabilities	27,095	27,556

Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Preferred stock - no par value; 1,000,000 shares authorized; 1 and 0 shares issued and outstanding as of June 30, 2017 and 2016, respectively	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized; 89,118,510 and 89,109,410 shares issued and outstanding as of June 30, 2017 and 2016, respectively	89	89
Additional paid-in capital	80,977	67,468
Accumulated other comprehensive loss	(29)	(29)
Accumulated deficit	(72,123)	(57,591)
Total iBio, Inc. Stockholders’ Equity	8,914	9,937
Noncontrolling interest	1	14,107
Total Equity	8,915	24,044
Total Liabilities and Equity	$36,010	$51,600

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, except per share amounts)

	Years Ended
	June 30,
	2017	2016

Revenues	$394	$948

Operating expenses:
Research and development (related party of $957 and $1,036), net of grant income of $131 and $65	4,117	3,156
General and administrative (related party of $775 and $565)	10,551	7,685
Total operating expenses	14,668	10,841

Operating loss	(14,274)	(9,893)

Other income (expense):
Interest expense (related party of $1,928 and $807)	(1,929)	(807)
Interest income	39	22
Royalty income	25	21

Total other income (expense)	(1,865)	(764)

Consolidated net loss	(16,139)	(10,657)
Net loss attributable to noncontrolling interest	1,607	893
Net loss attributable to iBio, Inc.	(14,532)	(9,764)
Preferred stock dividends	(90)	-
Net loss available to iBio, Inc.	$(14,622)	$(9,764)

Comprehensive loss:
Consolidated net loss	$(16,139)	$(10,657)
Other comprehensive loss - foreign currency translation adjustments	-	(4)

Comprehensive loss	$(16,139)	$(10,661)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.16)	$(0.12)

Weighted-average common shares outstanding - basic and diluted	89,112	80,973

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2017 and 2016

(In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2015	-	$-	77,206	$77	$59,006	$(25)	$(47,827)	$-	$11,231

Capital contribution – noncontrolling interest	-	-	-	-	-	-	-	15,000	15,000

Sale of common stock	-	-	10,000	10	6,210	-	-	-	6,220

Exercises of warrants	-	-	1,904	2	1,007	-	-	-	1,009

Share-based compensation	-	-	-	-	1,245	-	-	-	1,245

Foreign currency translation adjustment	-	-	-	-	-	(4)	-	-	(4)

Net loss	-	-	-	-	-	-	(9,764)	(893)	(10,657)

Balance as of June 30, 2016	-	$-	89,110	$89	$67,468	$(29)	$(57,591)	$14,107	$24,044

Balance as of July 1, 2016	-	$-	89,110	$89	$67,468	$(29)	$(57,591)	$14,107	$24,044

Issuance of preferred stock for acquisition of additional interest in subsidiary	-	-	-	-	12,499	-	-	(12,499)	-

Share-based compensation	-	-	-	-	1,010	-	-	-	1,010

Other adjustment	-	-	9	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(14,532)	(1,607)	(16,139)

Balance as of June 30, 2017	-	$-	89,119	$89	$80,977	$(29)	$(72,123)	$1	$8,915

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	June 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(16,139)	$(10,657)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	1,010	1,245
Amortization of intangible assets	350	363
Depreciation	1,326	577
Loss on abandonment of intangible assets	-	33
Changes in operating assets and liabilities
Accounts receivable – trade	309	(39)
Accounts receivable – unbilled	122	(122)
Work in process	(4)	(22)
Prepaid expenses and other current assets	(19)	(82)
Security deposit	2	(28)
Accounts payable	(257)	(125)
Accrued expenses	4	761
Deferred revenue	133	24

Net cash used in operating activities	(13,163)	(8,072)

Cash flows from investing activities:
Additions to intangible assets	(270)	-
Purchases of fixed assets	(1,323)	(68)

Net cash used in investing activities	(1,593)	(68)

Cash flows from financing activities:
Proceeds from sale of common stock	-	6,220
Proceeds from exercise of warrants	-	1,009
Capital contribution – noncontrolling interest	-	15,000
Payment of capital lease obligation	(170)	(565)

Net cash (used in) provided by financing activities	(170)	21,664

Effect of exchange rate changes	-	(4)

Net increase (decrease) in cash	(14,926)	13,520
Cash - beginning of year	23,014	9,494
Cash - end of year	$8,088	$23,014

Schedule of non-cash activities:
Issuance of preferred stock for acquisition of additional interest in subsidiary	$12,499	$-
Unpaid intangible assets included in accounts payable	$7	$129
Fixed assets included in accounts payable in FY 2016, paid in FY 2017	$(71)	$-
Unpaid fixed assets included in accounts payable	$87	$71
Purchase of fixed assets financed by capital lease	$-	$26,000

Supplemental cash flow information:
Cash paid during the year for interest	$1,930	$485

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Business

iBio, Inc. and Subsidiaries (“iBio” or the “Company”) is a biotechnology company focused on using our proprietary technologies and production facilities to provide product development and manufacturing services to clients, collaborators and third-party customers as well as developing and commercializing our own product candidates.

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

iBIO DO BRASIL BIOFARMACÊUTICA LTDA (“iBio Brazil”) – iBio Brazil is a subsidiary organized in Brazil in which the Company has a 99% interest. iBio Brazil was formed to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with Fundacao Oswaldo Cruz/Fiocruz (“Fiocruz”) beyond the current Yellow Fever Vaccine program (see Note 8) and development of additional products with private sector participants for the Brazilian market. iBio Brazil commenced operations during the first quarter of the fiscal year ended June 30, 2015.

iBio Manufacturing LLC (“iBio Manufacturing”) – iBio Manufacturing, a wholly-owned subsidiary, is a Delaware limited liability company formed in November 2015. iBio Manufacturing has not commenced any activities to date.

iBio CDMO LLC (“iBio CDMO”) (originally named iBio CMO LLC) – iBio CDMO is a Delaware limited liability company formed on December 16, 2015 to develop and manufacture plant-made pharmaceuticals. Effective July 1, 2017, iBio CMO changed its name to iBio CDMO. As of December 31, 2015, the Company owned 100% of iBio CDMO. On January 13, 2016, the Company entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CDMO. The Company retained a 70% interest in iBio CDMO and contributed a royalty bearing license which grants iBio CDMO a non-exclusive license to use the Company’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. The Company retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using the Company’s technologies.

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate, pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate in exchange for one share of the Company’s iBio CMO Preferred Tracking Stock, par value $0.001 per share. After giving effect to the transaction, the Company owns 99.99% of iBio CDMO. See Note 11 for a further discussion.

iBio CDMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a 139,000-square foot Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CDMO a 34-year capital lease for the facility as well as certain equipment (see Note 10). Commercial operations commenced in January 2016. iBio CDMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third-party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases and/or other proprietary iBio products; and (3) Commercial technology transfer services including facility design, as needed.

2.	Basis of Presentation

Going Concern

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. The Company’s net loss was approximately $16.1 million and $10.7 million for the years ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company’s accumulated deficit was $72.1 million and it had cash used in operating activities of $13.2 million for the year ended June 30, 2017.

The Company has historically financed its activities through the sale of common stock and warrants. Through June 30, 2017, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies and the development of a proprietary therapeutic product against fibrosis based upon those technologies, advancing its intellectual property, the build-out and recommissioning of its CDMO facility, and general and administrative activities.

As of June 30, 2017, the Company has not completed development of or commercialized any vaccine or therapeutic product candidates. As such, the Company expects to continue to incur significant expenses and operating losses for at least the next year. The Company anticipates that its expenses and losses will increase substantially if the Company:

•	initiates clinical trials of its product candidates;

•	continues the research and development of our product candidates;

•	seeks to discover additional product candidates; and

•	adds operational, financial and management information systems and personnel, including personnel to support our product development and manufacturing efforts.

To become and remain profitable, the Company must succeed in commercializing its technologies or the Company, alone or with its licensees, must succeed in developing and eventually commercializing products that generate significant revenue. In addition, profitability will depend on continuing to attract and maintain customers for the development, manufacturing and technology transfer services offered by the Company’s subsidiary iBio CDMO.

On July 24, 2017, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $16,000,000 of the Company’s common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park Purchase Agreement”). As a result, on July 24, 2017, 1,200,000 shares of the Company’s common stock were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the agreement, and 2,500,000 shares of common stock were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000.

The extent to which the Company utilizes the purchase agreement with Lincoln Park as a source of funding will depend on a number of factors, including the prevailing market price of the Company’s common stock, the volume of trading in the Company’s common stock and the extent to which the Company is able to secure funds from other sources. The number of shares that the Company may sell to Lincoln Park under the purchase agreement on any given day and during the term of the agreement is limited. Additionally, the Company and Lincoln Park may not effect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default under the purchase agreement.

On November 20, 2014, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-3 under the Securities Act, which was declared effective by the Securities and Exchange Commission on December 2, 2014. This registration statement allows the Company, from time to time, to offer and sell shares of common stock, shares of preferred stock, debt securities, units comprised of shares of common stock, preferred stock, debt securities and warrants in any combination, and warrants to purchase common stock, preferred stock, debt securities and/or units, up to a maximum aggregate amount of $100 million of such securities.

On January 13, 2016, the Company entered into a contract manufacturing joint venture with the Eastern Affiliate. The Eastern Affiliate contributed $15 million in cash for a 30% interest in the Company’s subsidiary iBio CDMO LLC (“iBio CDMO”). The Company retained a 70% interest in iBio CDMO and contributed a royalty bearing license which grants iBio CDMO a non-exclusive license to use the Company’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate in exchange for one share of the Company’s iBio CMO Preferred Tracking Stock, par value $0.001 per share. After giving effect to the transaction, the Company owns 99.99% of iBio CDMO.

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

As of the date of the filing of this report, iBio CDMO received $15 million for the capitalization of iBio CDMO and the Company has received approximately $7.2 million from Eastern for the acquisition of 10 million shares of common stock and the exercise of the warrants. Prior to the issuance of the shares of common stock pursuant to the purchase agreements with Eastern, Eastern beneficially owned approximately 30% of the Company’s common stock, as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on October 13, 2015, calculated in accordance with the SEC’s beneficial ownership rules. As of the closing of the purchase agreements with Eastern and the simultaneous exercise by Eastern of its warrants to purchase iBio common stock, Eastern beneficially owned approximately 38% of the Company’s outstanding shares of common stock. As of the filing date of this report, Eastern owns approximately 36.4% of the Company’s outstanding common stock. See Note 11 in the consolidated financial statements for a further description of the transactions.

On May 15, 2015, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to which the Company had the option to require Aspire Capital to purchase up to $15 million of its common stock over a three-year term. No shares were sold under the 2015 Facility. See Note 11 for a further description of the agreement. The agreement with Aspire was terminated on July 21, 2017.

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

The Company plans to fund its future business operations using cash on hand, through proceeds from the sale of additional equity or other securities, including sales of common stock to Lincoln Park pursuant to the common stock purchase agreement entered into on July 24, 2017, and through proceeds realized in connection with license and collaboration arrangements and the operation of our subsidiary, iBio CDMO.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management's estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At June 30, 2017 and 2016, the Company determined that an allowance for doubtful accounts was not needed.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Deferred revenue represents billings to a customer to whom the services have not yet been provided.

The Company’s contract revenue consists primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin 104, “Revenue Recognition.” Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors. For the years ended June 30, 2017 and 2016, the Company did not have any revenue arrangements with multiple deliverables.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. In 2017 and 2016, grant income amounted to approximately $131,000 and $65,000, respectively.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. Work in process totaled approximately $26,000 and $22,000 for the years ended June 30, 2017 and 2016, respectively.

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

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the years ended June 30, 2017 and 2016.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2017 and 2016. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended June 30, 2017 and 2016.

Concentration of Credit Risk

Cash

The Company maintains principally all cash balances in one financial institution which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At June 30, 2017 and 2016, amounts in excess of insured limits were approximately $7,623,000 and $22,502,000, respectively.

4.	New Accounting Pronouncements

In May 2014, FASB Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”) was issued. The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance.

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

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods beginning after December 15, 2017 (year ending June 30, 2019 for the Company) including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Effective June 30, 2017, the Company adopted ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”).  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in auditing standards generally accepted in the United States of America as specified in the guidance. The adoption of ASU 2014-15 did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2016, the Company adopted ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from U.S. GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 became effective for interim and annual periods beginning on or after December 15, 2015. The adoption of ASU 2015-01 did not have a significant impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017 (quarter ending September 30, 2018 for the Company), including interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2016-01 if and when it is deemed to be applicable.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes existing guidance on accounting for leases in “Leases (Topic 840).”  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual reporting periods beginning after December 15, 2018 (quarter ending September 30, 2019 for the Company) and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This guidance is effective for annual periods beginning after December 15, 2016 (quarter ending September 30, 2017 for the Company), including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-09 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the filing of this report.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”) related to identifying performance obligations and licensing. ASU 2016-10 is meant to clarify the guidance in FASB ASU 2014-09, “Revenue from Contracts with Customers” Specifically, ASU 2016-10 addresses an entity’s identification of its performance obligations in a contract, as well as an entity’s evaluation of the nature of its promise to grant a license of intellectual property and whether or not that revenue is recognized over time or at a point in time. The pronouncement has the same effective date as the new revenue standard, which is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the effects of adopting ASU 2016-10 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the filing of this report.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients" ("ASU 2016-12"). The amendments in ASU 2016-12 affect the guidance in ASU 2014-09 by clarifying certain specific aspects of the guidance, including assessment of collectability, treatment of sales taxes and contract modifications, and providing certain technical corrections. ASU 2016-12 will have the same effective date and transition requirements as ASU 2014-09. The Company is currently evaluating the effects of adopting ASU 2016-12 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the filing of this report.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 (year ending June 30, 2019 for the Company). The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the filing of this report.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU 2016-16”) with the objective to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard will require entities to recognize the income tax consequences of an intra-entity transfer of non-inventory asset when the transfer occurs. The guidance is effective for fiscal years beginning after December 15, 2017 (year ending June 30, 2019 for the Company), and early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2016-16 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control” (“ASU 2016-17”). ASU 2016-17 amends the guidance issued with ASU 2015-02 in order to make it less likely that a single decision maker would individually meet the characteristics to be the primary beneficiary of a Variable Interest Entity ("VIE"). When a decision maker or service provider considers indirect interests held through related parties under common control, they perform two steps. The second step was amended with this guidance to say that the decision maker should consider interests held by these related parties on a proportionate basis when determining the primary beneficiary of the VIE rather than in their entirety as was called for in the previous guidance. This ASU will be effective for fiscal years beginning after December 15, 2016 (year ending June 30, 2018 for the Company), and early adoption is not permitted. The Company is currently evaluating the effects of adopting ASU 2016-17 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017 (quarter ending September 30, 2018 for the Company), including interim periods within those periods. The Company is currently evaluating the impact of adopting ASU 2017-01 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 (quarter ending September 30, 2018 for the Company). Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2017-09 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

5.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company's consolidated balance sheets approximated their fair values as of June 30, 2017 and 2016 due to their short-term nature. The carrying value of the capital lease obligation approximated its fair value at June 30, 2017 as the interest rate used to discount the lease payments approximated market.

6.	Fixed Assets

iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the Sublease. See Note 10 for more details of the terms of the Sublease.

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

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	June 30, 2017	June 30, 2016
Facility under capital lease	$20,000	$20,000
Equipment under capital lease	6,000	6,000
Facility improvements	332	42
Medical equipment	905	-
Office equipment and software	256	137
	27,493	26,179
Accumulated depreciation – assets under capital lease	(1,805)	(571)
Accumulated depreciation – other	(99)	(34)
	(1,904)	(605)
Net fixed assets	$25,589	$25,574

Depreciation expense was approximately $1,326,000 and $577,000 in 2017 and 2016, respectively. Depreciation of the assets under the capital lease amounted to approximately $1,235,000 and $571,000 in 2017 and 2016, respectively.

7.	Intangible Assets

The Company has two categories of intangible assets – patents and other intellectual property. Intellectual property consists of all technology, know-how, data, and protocols for producing targeted proteins in plants and related to any products and product formulations for pharmaceutical uses and for other applications. Intellectual property includes, but is not limited to, certain technology for the development and manufacture of novel vaccines and therapeutics for humans and certain veterinary applications acquired in December 2003 from Fraunhofer USA Inc., acting through its Center for Molecular Biotechnology (“Fraunhofer”), pursuant to a Technology Transfer Agreement, as amended (the “TTA”). The Company designates such technology further developed by and acquired from Fraunhofer as iBioLaunch™ technology or as iBioModulator™ technology. The value on the Company’s books attributed to patents owned or controlled by the Company is based only on payments for services and fees related to the protection of the Company’s patent portfolio. The intellectual property also includes certain trademarks.

In January 2014, the Company entered into a license agreement with a U.S. university whereby iBio acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the “Licensed Technology”). The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing a New Drug Application with the FDA or foreign equivalent covering the Licensed Technology (“IND”) – initially became due on December 1, 2015, and on August 11, 2016, the agreement was amended and subsequent six-month extensions have been automatically granted extending the due date until December 31, 2017.

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during 2017 and 2016.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30, 2017	June 30, 2016
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,346	2,265
	5,446	5,365
Intellectual property – accumulated amortization	(2,088)	(1,932)
Patents – accumulated amortization	(1,535)	(1,341)
	(3,623)	(3,273)
Net intangible assets	$1,823	$2,092

Amortization expense, included in general and administrative expenses, was approximately $350,000 and $363,000 for 2017 and 2016, respectively. In addition, in 2017 and 2016, the Company incurred losses on the abandonment of patents of approximately $0 and $33,000, respectively. The weighted-average remaining life for intellectual property and patents at June 30, 2017 was approximately 6.3 years and 7.5 years, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ending June 30,
2018	$335
2019	305
2020	273
2021	252
2022	238
Thereafter	420
Total	$1,823

8.	Significant Vendors

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $87,000 and $200,000 at June 30, 2017 and 2016, respectively. Research and development expenses related to Novici were approximately $957,000 and $1,036,000 in 2017 and 2016, respectively.

Fraunhofer

Previously, Fraunhofer had been the Company’s most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below) but expenses have decreased due to changes and a decrease in technology services performed pursuant to the agreement with Fiocruz. The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $75,000 and $341,000 as of June 30, 2017 and 2016, respectively, and accrued expenses of $0 and $122,000 as of June 30, 2017 and 2016, respectively. See Note 16 – Commitments and Contingencies.

On January 4, 2011, the Company entered into the Collaboration and License Agreement (the “CLA”) which is a three-party agreement involving the Company, Fraunhofer and Fiocruz, a public entity, member of the Indirect Federal Public Administration and linked to the Health Ministry of Brazil, acting through its unit Bio-Manguinhos. The CLA provided for the development of a Yellow Fever vaccine to be manufactured and distributed within Latin America and Africa by Fiocruz. The CLA was supplemented by a bilateral agreement between iBio and Fraunhofer dated December 27, 2010 in which the Company engaged Fraunhofer as a contractor to provide the research and development services (both, together, the “Agreement”). The CLA provides for services to be billed to Fiocruz at Fraunhofer’s cost, so the Company’s revenue is equivalent to expense and there is no profit.

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. In 2017 and 2016, under the Amended Agreement, the Company recognized revenue of $137,000 and $758,000, respectively, for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work. iBio and Fiocruz are currently evaluating plans for further collaboration without prospective reliance on older Fraunhofer-derived technology and data.

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “2013 Settlement Agreement”). Under the terms of the 2013 Settlement Agreement, various payment obligations, including accrued payment obligations existing at June 30, 2013, were released, terminated or modified. See Note 16 - Commitments and Contingencies for significant modifications.

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov, Fraunhofer's Executive Director. See Note 16 - Lawsuits for additional information.

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2017	June 30, 2016
Rent and real estate taxes – related party (see Note 14)	$330	$300
Interest – related party (see Note 14)	320	323
Professional fees	56	15
Salaries and benefits	111	55
Research and development	-	122
Facility expenses	-	53
Other accrued expenses	107	52
Total accrued expenses	$924	$920

10.	Capital Lease Obligation

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the Sublease. iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Second Eastern Affiliate granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Second Eastern Affiliate. The 34-year term of the Sublease may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the Sublease. Under the Sublease, iBio CDMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The base rent under the Second Eastern Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CDMO is also responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease.

In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. Percentage rent amounted to $107,000 and $27,000 in 2017 and 2016, respectively.

Interest expense incurred under the capital lease obligation amounted to $1,928,000 and $807,000 in 2017 and 2016, respectively.

Future minimum payments under the capitalized lease obligations are due as follows:

Year Ending:	Principal	Interest	Total
2018	$183,110	$1,916,890	$2,100,000
2019	197,443	1,902,557	2,100,000
2020	212,898	1,887,102	2,100,000
2021	229,562	1,870,438	2,100,000
2022	247,531	1,852,469	2,100,000
Thereafter	24,194,146	34,080,854	58,275,000

Total minimum lease payments	25,264,690	$43,510,310	$68,775,000
Less: current portion	(183,110)
Long-term portion of minimum lease obligations	$25,081,580

11.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

iBio CMO Preferred Tracking Stock

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of a newly created iBio CMO Preferred Tracking Stock, par value $0.001 per share (the “Preferred Tracking Stock”), in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions contemplated in the Exchange Agreement, the Company owns 99.99% of iBio CDMO and the Eastern Affiliate owns 0.01% of iBio CDMO.

As described below under “Eastern – Share Purchase Agreements,” on January 13, 2016, the Company entered into a share purchase agreement with Eastern which contained a three-year standstill agreement restricting additional acquisitions of the Company’s equity by Eastern and its controlled affiliates to limit its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 38%, absent the approval by a majority of the Company’s Board of Directors. With respect to the standstill agreement, the Company’s Board of Directors, acting unanimously, invited the Eastern Affiliate to enter into the Exchange Agreement and approved the issuance of one share of the Company’s Preferred Tracking Stock to the Eastern Affiliate.

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of June 30, 2017, no dividends have been declared. Accrued dividends total approximately $90,000 at June 30, 2017.

2.	The holders of Preferred Tracking Stock, voting separately as a class, are entitled to approve by the affirmative vote of a majority of the shares of Preferred Tracking Stock outstanding any amendment, alteration or repeal of any of the provisions of, or any other change to, the Certificate of Incorporation of the Company or the Certificate of Designation that adversely affects the rights, powers or privileges of the Preferred Tracking Stock, any increase in the number of authorized shares of Preferred Tracking Stock, the issuance or sale of any additional shares of Preferred Tracking Stock or any securities convertible into or exercisable or exchangeable for Preferred Tracking Stock, the creation or issuance of any shares of any additional class or series of capital stock unless the same ranks junior to the Preferred Tracking Stock, or the reclassification or alteration of any existing security of the Company that is junior to or pari passu with the Preferred Tracking Stock, if such reclassification or alteration would render such other security senior to the Preferred Tracking Stock.

3.	Except as required by applicable law, the holders of Preferred Tracking Stock have no other voting rights.

4.	No dividend may be declared or paid or set aside for payment or other distribution declared or made upon the Company’s common stock and no common stock may be redeemed, purchased or otherwise acquired for any consideration by the Company unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

At the election of the Company or holders of a majority outstanding shares of Preferred Tracking Stock, each outstanding share of Preferred Tracking Stock may be exchanged for 29,990,000 units of limited liability company interests of iBio CDMO. Such exchange may be effected only after March 31, 2018, or in connection with a winding up, liquidation or deemed liquidation (such as a merger) of the Company or iBio CDMO. In addition, such exchange will take effect upon a change in control of iBio CDMO.

Common Stock

As of June 30, 2017 and 2016, the Company was authorized to issue up to 175 million shares of common stock.  As of June 30, 2017, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock). No shares are reserved for the exercise of warrants.

Recent issuances of common stock include the following:

There was an increase of 9,100 shares of common stock outstanding from 89,109,410 as of June 30, 2016, to 89,118,510 as of March 31, 2017, reflecting a correction to the calculation of the number of outstanding shares of common stock based on a review of the Company’s records.

Lincoln Park Purchase Agreement

On July 24, 2017, we entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $16.0 million of the Company’s common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park Purchase Agreement”). Also on July 24, 2017, we entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed with the Securities and Exchange Commission (the “SEC”) the registration statement to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to Lincoln Park under the Purchase Agreement. The registration statement was effective as of August 11, 2017.

Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to, an additional $15.0 million worth of shares of the Company’s common stock. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s option, over the 36-month term of the agreement.

As contemplated by the Lincoln Park Purchase Agreement, and so long as the closing price of the Company’s common stock exceeds $0.25 per share, then the Company may direct Lincoln Park, at its sole discretion to purchase up to 100,000 shares of its common stock on any business day, provided that one business day has passed since the most recent purchase. The price per share for such purchases will be equal to the lower of: (i) the lowest sale price on the applicable purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of the purchase agreement). The maximum amount of shares subject to any single regular purchase increases as the Company’s share price increases, subject to a maximum of $1.0 million.

In addition to regular purchases, the Company may also direct Lincoln Park to purchase other amounts as accelerated purchases or as additional purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the purchase agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the purchase agreement if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock. There are no trading volume requirements or restrictions under the purchase agreement nor any upper limits on the price per share that Lincoln Park must pay for shares of common stock.

The Lincoln Park Purchase Agreement and the registration rights agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the purchase agreement at any time, at no cost or penalty. During any “event of default” under the purchase agreement, all of which are outside of Lincoln Park’s control, Lincoln Park does not have the right to terminate the purchase agreement; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park, until such event of default is cured. In addition, in the event of bankruptcy proceedings by or against the Company, the purchase agreement will automatically terminate.

Actual sales of shares of common stock to Lincoln Park under the purchase agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as it directs in accordance with the purchase agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s shares.

As a result, on July 24, 2017, 1,200,000 newly issued shares of the Company’s common stock, equal to three percent of the $16 million availability, were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the agreement, and 2,500,000 newly issued shares of common stock, valued at $0.40 per share, were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000.

Other issuances of common stock were as follows:

Aspire Capital – 2015 Facility

On May 15, 2015, the Company entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital, pursuant to which the Company had the option to require Aspire Capital to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock (the “Purchase Shares”) upon and subject to the terms of the 2015 Aspire Purchase Agreement. In consideration for entering into the purchase agreement, Aspire Capital received a commitment fee of 450,000 shares (the “Commitment Shares”). The 2015 Aspire Purchase Agreement was terminated on July 21, 2017.

Pursuant to the 2015 Aspire Purchase Agreement, on any business day after the Commencement Date (as defined below) and over the 36-month term of the 2015 Aspire Purchase Agreement, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”) directing Aspire Capital to purchase up to 200,000 Purchase Shares per business day; however, no sale pursuant to such a Purchase Notice could exceed five hundred thousand dollars ($500,000) per business day, unless the Company and Aspire Capital mutually agreed. The Company and Aspire Capital also could mutually agree to increase the number of shares that could be sold to as much as an additional 2,000,000 Purchase Shares per business day. The purchase price per Purchase Share pursuant to such Purchase Notice (the “Purchase Price”) was the lower of (i) the lowest sale price for the Company’s common stock on the date of sale or (ii) the average of the three lowest closing sale prices for the Company’s common stock during the 10 consecutive business days ending on the business day immediately preceding the purchase date. The applicable Purchase Price was required to be determined prior to delivery of any Purchase Notice.

The number of Purchase Shares covered by and timing of each Purchase Notice or VWAP Purchase Notice were determined at the Company’s discretion. The aggregate number of shares that the Company could sell to Aspire Capital under the 2015 Aspire Purchase Agreement could in no case exceed 15,343,406 shares of our common stock (which is equal to approximately 19.99% of the common stock outstanding on the date of the 2015 Aspire Purchase Agreement, including the 450,000 Commitment Shares issued to Aspire Capital in consideration for entering into the 2015 Aspire Purchase Agreement) (the “Exchange Cap”), unless shareholder approval was obtained to issue more, in which case the Exchange Cap would not apply; provided that at no time could Aspire Capital (together with its affiliates) beneficially own more than 19.99% of the Company’s common stock.

The 2015 Aspire Purchase Agreement contained customary representations, warranties, covenants, closing conditions and indemnification and termination provisions. Sales under the 2015 Aspire Purchase Agreement could commence only after certain conditions were satisfied (the date on which all requisite conditions have been satisfied being referred to as the “Commencement Date”), which conditions included the delivery to Aspire Capital of a prospectus supplement covering the Commitment Shares and the Purchase Shares, approval for listing on NYSE American of the Purchase Shares and the Commitment Shares, the issuance of the Commitment Shares to Aspire Capital, and the receipt by Aspire Capital of a customary opinion of counsel and other certificates and closing documents. Either party had the option to terminate the 2015 Aspire Purchase Agreement in the event the Commencement Date had not occurred by July 1, 2015. The 2015 Aspire Purchase Agreement was terminable by the Company at any time, at its discretion, without any cost or penalty.

The Company’s net proceeds depended on the Purchase Price, the VWAP Purchase Price and the frequency of the Company’s sales of Purchase Shares to Aspire Capital; subject to the maximum $15.0 million available amount. The Company’s delivery of Purchase Notices and VWAP Purchase Notices was subject to market conditions, in light of the Company’s capital needs from time to time. The Company expected to use proceeds from sales of Purchase Shares for general corporate purposes and working capital requirements.

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

No shares were sold under the 2015 Facility as of the date of the filing of this report.

Aspire Capital – 2014 Facility

On August 25, 2014, the Company entered into a common stock purchase agreement with Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock over the approximately 24-month term of the purchase agreement. As of April 28, 2015, Aspire Capital fulfilled its commitment to purchase $10.0 million of the Company’s common stock under the agreement.

In consideration for entering into the purchase agreement, following the approval of the issuance of the shares by NYSE American, Aspire Capital received a commitment fee of $300,000 – 3% of the $10 million commitment – payable in 681,818 shares of the Company’s common stock priced at $0.44 per share, the closing price on the day preceding execution of the agreement. In addition, on September 19, 2014 following approval of the issuance of the shares by NYSE American, Aspire Capital purchased 1,136,354 shares of common stock at $0.44 per share for $500,000 pursuant to the terms of the purchase agreement.

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

In addition, on any date on which the Company submitted a purchase notice to Aspire Capital in an amount equal to 150,000 shares of common stock and the closing sale price of common stock was equal to or greater than the Floor Price of $0.44, the Company also had the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price (“VWAP”) purchase notice directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on the NYSE MTK on the next trading day, subject to a maximum number of shares determined by the Company, and a minimum trading price equal to the greater of (a) 80% of the closing price of common stock on the business day immediately preceding the date of the VWAP purchase, or (b) such higher price as set forth by the Company in the notice for the VWAP purchase. The purchase price per share pursuant to such VWAP purchase notice was the lower of (i) the closing sale price on the date of sale and (ii) 97% of the volume-weighted average price for common stock traded on the NYSE American on (i) the date of the VWAP purchase if the aggregate stock to be purchased on that date did not exceed the volume maximum stated in the Company’s notice for the VWAP purchase, or (ii) the portion of such business day until such time as aggregate stock to be purchased equaled the volume maximum stated in the Company’s notice or the time at which the sale of the stock fell below the minimum trading price described above.

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

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of a newly created iBio CMO Preferred Tracking Stock, par value $0.001 per share (the “Preferred Tracking Stock”), in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions contemplated in the Exchange Agreement, the Company owns 99.99% of iBio CDMO and the Eastern Affiliate owns 0.01% of iBio CDMO.

Exercises of Warrants

In 2016, in addition to the exercise of warrants by Eastern discussed above, the Company issued 120,000 shares of common stock for the exercise of warrants and received proceeds of approximately $64,000.

No warrants were exercised in 2017.

Warrants

The Company has historically financed its operations through the sale of common stock and warrants, sold together as units.

The following table summarizes all warrant activity for 2017 and 2016:

	Warrants	Weighted- average Exercise Price
Outstanding as of July 1, 2016	6,633,324	$1.63
Exercised	(1,904,000)	0.53
Expired	(4,729,324)	2.08
Outstanding as of June 30, 2016	-	$-
Exercised	-	-
Expired	-	-
Outstanding as of June 30, 2017	-	$-

12.	Earnings (Loss) Per Common Share

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

	Years ended June 30,
	2017	2016
Basic and diluted numerator:

Net loss attributable to iBio, Inc. stockholders	$(14,532)	$(9,764)
Preferred stock dividends	(90)	—
Net loss available to iBio, Inc. stockholders	$(14,622)	$(9,764)

Basic and diluted denominator:

Weighted-average common shares outstanding	89,112	80,973

Per share amount	$(0.16)	$(0.12)

In 2017 and 2016, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of June 30, 2017, and 2016, shares issuable which could potentially dilute future earnings included approximately 13.5 million and 12.3 million stock options, respectively.

13.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Operations (in thousands):

	Year Ended June 30,
	2017	2016
Research and development	$26	$20
General and administrative	984	1,245
Totals	$1,010	$1,265

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million. As of June 30, 2017, there were approximately 1.45 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

Issuances of stock options during 2016 were as follows:

On September 4, 2015 and March 1, 2016, the Company granted stock options to members of the Board of Directors, officers and employees to purchase 2.75 million shares of common stock. These options vest ratably over a three to five-year service period, expire ten years from the date of grant, and have a weighted-average exercise price of $1.64 per share.

Issuances of stock options during 2017 were as follows:

On March 1, 2017, the Company granted stock options to an officer to purchase 150,000 shares of common stock. These options vest ratably over a three-year service period, expire ten years from the date of grant, and have an exercise price of $0.40 per share.

In May 2017 through June 2017, the Company granted stock options to members of the Board of Directors, officers and employees to purchase 1,435,000 shares of common stock. These options vest ratably over a three-year service period, expire ten years from the date of grant, and have a weighted-average exercise price of $0.40 per share.

 Issuances of stock options for the period from July 1, 2017 to the date of the filing of this report were as follows:

On July 1, 2017, the Company granted stock options to an employee to purchase 50,000 shares of common stock. These options vest ratably over a three-year service period, expire ten years from the date of grant, and have an exercise price of $0.40 per share.

The following table summarizes all stock option activity during the years ended June 30, 2017 and 2016:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2015	9,523,334	$1.22	6.6	$1,848
Granted	2,750,000	$1.64
Forfeited/expired	-	$-
Outstanding as of June 30, 2016	12,273,334	$1.31	6.4	$993
Granted	1,585,000	$0.40
Forfeited/expired	(310,000)	$1.11
Outstanding as of June 30, 2017	13,548,334	$1.21	5.9	$138
As of June 30, 2017 vested and expected to vest	13,486,342	$1.21	5.8	$138

Exercisable as of June 30, 2017	9,440,027	$1.30	4.7	$138

The total fair value of stock options that vested during 2017 and 2016 was approximately $1,239,000 and $800,000, respectively. As of June 30, 2017, there was approximately $1.1 million of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 1.8 years.

The weighted-average grant date fair value of stock options granted during 2017 and 2016 was $0.36 and $0.62 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

	2017	2016
Risk-free interest rate	2.05% - 2.46%	1.83% - 2.13%
Dividend yield	0%	0%
Volatility	103.10% - 104.38%	109.49% - 112.17%
Expected term (in years)	9	9

14.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $87,000 and $200,000 at June 30, 2017 and 2016, respectively. Research and development expenses related to Novici were approximately $957,000 and $1,036,000 in 2017 and 2016, respectively.

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

Concurrently with the execution of the Purchase Agreements, iBio entered into a contract manufacturing joint venture with an affiliate of Eastern to develop and manufacture plant-made pharmaceuticals through iBio’s recently formed subsidiary, iBio CDMO. The Eastern Affiliate contributed $15.0 million in cash to iBio CDMO, for a 30% interest in iBio CDMO. iBio retained a 70% equity interest in iBio CDMO. As the majority equity holder, iBio has the right to appoint a majority of the members of the Board of Managers that manages the iBio CDMO joint venture. Specified material actions by the joint venture require the consent of iBio and the Eastern Affiliate. iBio contributed to the capital of iBio CDMO a royalty bearing license, which grants iBio CDMO a non-exclusive license to use the iBio’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. iBio retains all other rights in its intellectual property, including the right for itself to commercialize products based on its proprietary technologies or to grant licenses to others to do so.

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CDMO the Sublease of a Class A life sciences building in Bryan, Texas, on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at June 30, 2017 and 2016 due to the Second Eastern Affiliate are $650,000 and $623,000, respectively. General and administrative expenses related to Second Eastern Affiliate were approximately $775,000 and $565,000 in 2017 and 2016, respectively. Interest expense related to the Second Eastern Affiliate was approximately $1,928,000 and $807,000 in 2017 and 2016, respectively. The terms of the Sublease are described in Note 10.

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

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of the iBio CMO Preferred Tracking Stock, par value $0.001 per share (the “Preferred Tracking Stock”), in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions contemplated in the Exchange Agreement, the Company owns 99.99% of iBio CDMO and the Eastern Affiliate owns 0.01% of iBio CDMO.

Operating Lease with Minority Stockholder

Effective January 1, 2015, the Company is leasing office space on a month-to-month basis from an entity owned by a minority stockholder of the Company. Rent was $2,200 per month through November 2015, increased to $2,500 per month effective December 2015 and increased again to $7,500 per month effective March 2017. Rent expense totaled $50,000 and $28,500 in 2017 and 2016, respectively.

15.	Income Taxes

The components of net loss consist of the following (in thousands):

	For the Years Ended June 30,
	2017	2016
United States	$(16,122)	$(10,635)
Brazil	(17)	(22)
Total	$(16,139)	$(10,657)

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	For the Years Ended June 30,
	2017	2016
Current – Federal, state and foreign	$-	$-
Deferred – Federal	(5,178)	(260)
Deferred – State	(866)	(9)
Deferred – Foreign	(4)	(1)
Total	(6,048)	(270)
Change in valuation allowance	6,048	270
Income tax expense	$-	$-

The Company has deferred income taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,
	2017	2016
Deferred tax assets (liabilities):
Net operating loss	$17,827	$17,172
Share-based compensation	3,072	726
Research and development tax credits	1,285	1,097
Suspended losses in iBio CDMO	2,762	255
Basis in iBio CDMO	538	145
Intangible assets	(267)	(219)
Vacation accrual and other	24	17
Valuation allowance	(25,241)	(19,193)
Total	$-	$-

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

U.S. Federal and state net operating losses of approximately $50.1 million and $12.9 million, respectively, are available to the Company as of June 30, 2017 and will expire at various dates through 2037. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company pursuant to Internal Revenue Code Section 382, though the Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. The Company has a research and development credit carryforward of approximately $1.3 million at June 30, 2017. In addition, the Company has foreign net operating losses totaling approximately $119,000 with no expiration date.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended June 30,
	2017	2016
Statutory federal income tax rate	34%	34%
State (net of federal benefit)	6%	6%
Research and development tax credit	1%	1%
Permanent differences	(5)%	(7)%
Reclassification of incentive stock options to non-qualifying	13%	-%
Expiration of stock options and warrants	-%	(31)%
Change in valuation allowance	(49)%	(3)%
Effective income tax rate	-%	-%

The Company has not been audited in connection with income taxes. iBio files U.S. Federal and state income tax returns subject to varying statutes of limitations. The 2013 through 2016 tax returns generally remain open to examination by U.S. Federal authorities and the 2013 through 2016 tax returns generally remain open to examination by state tax authorities. In addition, the 2015 through 2017 Brazilian federal tax returns remain open to examination by Brazil’s federal tax authorities.

16.	Commitments and Contingencies

Agreements

In September 2013, the Company and Fraunhofer entered into an agreement, the Terms of Settlement For TTA Seventh Amendment (the “2013 Settlement Agreement”). Under the terms of the 2013 Settlement Agreement, various payment obligations, including accrued payment obligations existing at June 30, 2013, were released, terminated or modified. The significant modifications are of follows:

The Company’s obligation under the TTA, prior to the 2013 Settlement Agreement, to make three $1 million payments to Fraunhofer in April 2013, November 2013, and April 2014 (the “Guaranteed Annual Payments”) was terminated and replaced with an undertaking to engage Fraunhofer for at least $3 million in work requested and directed by iBio before December 31, 2015. As of December 31, 2015, the total engagement of Fraunhofer for such work requested was at least $3.0 million. In addition to the foregoing, the Company sought to engage Fraunhofer for substantial additional other work, but Fraunhofer did not respond to the Company’s requests for proposals for such work.

The Company’s obligation to remit to Fraunhofer minimum annual royalty payments in the amount of $200,000 was terminated. Instead, the 2013 Settlement Agreement provided that, for a period of up to 15 years, the Company would pay Fraunhofer one percent (1%) of all receipts derived by the Company from sales of products produced utilizing the iBioLaunch™ or iBioModulator™ technology and ten percent (10%) of all receipts derived by the Company from licensing those technologies to third parties. The 2013 Settlement Agreement provided for royalty payments to Fraunhofer only on technology license revenues that iBio actually would receive, and on revenues from actual sales by iBio of products derived from the technology developed by Fraunhofer under the TTA, until the later of November 2023 or until such time as the aggregate royalty payments totaled at least $4 million. All new intellectual property invented by Fraunhofer during the period of the TTA is owned by and was required to be transferred to iBio, and Fraunhofer was required to make technology transfer, which Fraunhofer refused to perform. In the lawsuit against Fraunhofer, iBio is seeking rescission of these royalty provisions of the 2013 Settlement Agreement. In any event, the 2013 Settlement Agreement does not apply to, and the Company has no financial obligations to Fraunhofer with respect to, the Company’s use of, or revenues derived from, technologies developed independently of Fraunhofer.

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) to create a new research and development plan for the development of a recombinant Yellow Fever vaccine providing revised reporting, objectives, estimated budget, and project billing process. By its execution of the Amended Agreement, iBio again engaged Fraunhofer to act as the Company’s subcontractor for performance of research and development services for the new research and development plan covered by the Amended Agreement and to have Fraunhofer bill Fiocruz directly on behalf of the Company at the rates, amounts and times provided in the Amended Agreement with the proceeds of such billings and only the proceeds paid to Fraunhofer for its services so the Company’s expense is equal to its revenue and no profit would be recognized for these activities under the Amended Agreement. For the year ended June 30, 2015, $2.1 million in research and development services were performed by Fraunhofer for the Company pursuant to the amended CLA. As of December 31, 2015, the total engagement of Fraunhofer for work requested by iBio was at least $3.0 million. See Note 8 - Significant Vendors for additional information. In addition to the foregoing, the Company sought to engage Fraunhofer for substantial additional other work, but Fraunhofer did not respond to the Company’s requests for proposals for such work.

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

Lease – Bryan, Texas

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas from the Second Eastern Affiliate under the Sublease. See Note 10 for more details of the Sublease.

The base rent is subject to increase annually in accordance with increases in the CPI. The Company incurred rent expense of $15,370 in 2017 related to the increases in the CPI.

Lawsuits

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case–the scope of iBio’s ownership of the technology developed or held by Fraunhofer–before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. Fraunhofer filed an answer and counterclaims in March 2017, but in May 2017, Fraunhofer obtained new counsel, and with iBio’s agreement (as a matter of procedure), filed an amended answer and amended counterclaims in July 2017.  The Company replied to those counterclaims on August 9, 2017 and included certain counter-counterclaims, which Fraunhofer moved to dismiss on August 30, 2017. The parties have continued to proceed with written discovery.

On December 4, 2015, a putative derivative action captioned Savage, Derivatively on Behalf of iBio, Inc., Plaintiff, v. Robert B. Kay, Arthur Y. Elliott, James T. Hill, Glenn Chang, Philip K. Russell, John D. McKey, and Seymour Flug, Defendants, and iBio, Inc., Nominal Defendant was filed in the Supreme Court of the State of New York, County of New York. The action alleged that the Company and its management made misstatements about the Company’s business resulting either from (i) a failure by iBio’s directors to establish a system of controls over the Company’s disclosures, or (ii) the directors’ consciously ignoring “red flags” relating to disclosures, and sought to recover an unspecified amount of damages. On January 15, 2016, the defendants filed a motion to dismiss all claims against them. On March 16, 2016, the plaintiff filed a Verified Amended Complaint that added an additional named plaintiff and alleged derivative claims generally along the same lines as the original complaint, together with purported direct breach of fiduciary duty and unjust enrichment claims based on the same conduct. The Verified Amended Complaint sought to recover an unspecified amount of damages. On April 29, 2016, the defendants filed a motion to dismiss all claims against them. Plaintiffs’ opposition to the motion was filed on June 6, 2016. On June 22, 2016, the plaintiffs advised the Court that the parties had reached a settlement in principle, and on July 1, 2016, the Court ordered that the defendants’ pending motion to dismiss be withdrawn without prejudice. The parties entered a Stipulation of Settlement dated as of September 20, 2016. On October 11, 2016, the plaintiffs filed a motion with the Court seeking an order granting preliminary approval of the settlement and providing for notice to iBio shareholders of the proposed settlement. On January 20, 2017, the Court issued an order that provided for notice to iBio shareholders of the proposed settlement, scheduled a final fairness hearing on April 24, 2017, and denied as moot the plaintiffs’ request for preliminary approval of the settlement. The final hearing was held on April 24, 2017. On May 3, 2017, the Court entered a Final Order and Judgment approving the settlement and dismissing the action. The settlement has been funded by the Company’s insurance carrier.

17.	Segment Reporting

In accordance with FASB ASC 280, “Segment Reporting,” the Company discloses financial and descriptive information about its reportable segments. The Company operates in two segments, iBio, Inc. and iBio CDMO. Commencing July 1, 2016, management determined that the activity of iBio CDMO should be segregated as a separate segment. In addition, management determined that the activity of iBio Brazil was no longer material and will be included in the activity of iBio, Inc. As such, the segment information for the year ended June 30, 2016 was conformed to the current presentation. These segments are components of the Company about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

Year Ended June 30, 2017 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$271	$123	$-	$394
Revenues - intersegment	972	1,280	(2,252)	-
Research and development	3,657	1,763	(1,303)	4,117
General and administrative	5,245	6,255	(949)	10,551
Operating loss	(7,659)	(6,615)	-	(14,274)
Interest expense	(1)	(1,928)	-	(1,929)
Interest and other income	43	21	-	64
Consolidated net loss	(7,617)	(8,522)	-	(16,139)
Total assets	19,049	29,738	(12,777)	36,010
Fixed assets, net	8	25,581	-	25,589
Intangible assets, net	1,823	-	-	1,823
Depreciation expense	3	1,323	-	1,326
Amortization of intangible assets	350	-	-	350

Year Ended June 30, 2016 (in thousands)	iBio, Inc.	iBio CDMO *	Eliminations	Total

Revenues - external customers	$893	$55	$-	$948
Revenues - intersegment	158	324	(482)	-
Research and development	2,984	501	(329)	3,156
General and administrative	5,560	2,278	(153)	7,685
Operating loss	(7,493)	(2,400)	-	(9,893)
Interest expense	-	(807)	-	(807)
Interest and other income	33	10	-	43
Consolidated net loss	(7,460)	(3,197)	-	(10,657)
Total assets	13,393	38,282	(75)	51,600
Fixed assets, net	8	25,566	-	25,574
Intangible assets, net	2,092	-	-	2,092
Depreciation expense	4	573	-	577
Amortization of intangible assets	363	-	-	363

*	iBio CDMO commenced operations in December 2015.

