Form 10-Q
period 2017-09-30
iBio, Inc.
filed 2017-11-09
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Shares of Common Stock outstanding as of November 9, 2017:           92,818,510

iBio, Inc.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	September 30, 2017	June 30, 2017
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$5,916	$8,088
Accounts receivable - trade	260	175
Work in process	-	26
Prepaid expenses and other current assets	206	283
Total Current Assets	6,382	8,572

Fixed assets, net of accumulated depreciation	25,268	25,589
Intangible assets, net of accumulated amortization	1,757	1,823
Security deposit	26	26
Total Assets	$33,433	$36,010

Liabilities and Equity
Current liabilities:
Accounts payable (related party of $56 and $87 as of September 30, 2017 and June 30, 2017, respectively)	$596	$749
Accrued expenses (related party of $778 and $650 as of September 30, 2017 and June 30, 2017, respectively)	1,047	924
Capital lease obligation – current portion	187	183
Deferred revenue	276	157
Total Current Liabilities	2,106	2,013

Capital lease obligation - net of current portion	25,034	25,082

Total Liabilities	27,140	27,095

Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 1 share issued and outstanding as of both September 30, 2017 and June 30, 2017	-	-
Common stock - $0.001 par value; 175,000,000 shares authorized; 92,818,510 and 89,118,510 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	93	89
Additional paid-in capital	82,178	80,977
Accumulated other comprehensive loss	(29)	(29)
Accumulated deficit	(75,949)	(72,123)
Total iBio, Inc. Stockholders’ Equity	6,293	8,914
Noncontrolling interest	-	1
Total Equity	6,293	8,915
Total Liabilities and Equity	$33,433	$36,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; Dollars in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2017	2016
Revenues	$122	$135

Operating expenses:
Research and development (related parties of $176 and $239), net of $44 and $36 in grant income	985	820
General and administrative (related parties of $206 and $175)	2,498	2,469
Total operating expenses	3,483	3,289

Operating loss	(3,361)	(3,154)

Other income (expense):
Interest expense (related party of $480 and $483)	(480)	(483)
Interest income	5	13
Royalty income	9	12

Total other income (expense)	(466)	(458)

Consolidated net loss	(3,827)	(3,612)
Net loss attributable to noncontrolling interest	1	551
Net loss attributable to iBio, Inc.	(3,826)	(3,061)
Preferred stock dividends	(66)	-
Net loss available to iBio, Inc.	$(3,892)	$(3,061)

Comprehensive loss:
Consolidated net loss	$(3,827)	$(3,612)
Other comprehensive loss - foreign currency translation adjustments	-	-

Comprehensive loss	$(3,827)	$(3,612)

Loss per common share attributable to iBio, Inc. stockholders – basic and diluted	$(0.04)	$(0.03)

Weighted-average common shares outstanding – basic and diluted	91,853	89,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

Three Months Ended September 30, 2017

(Unaudited; In thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2017	-	$-	89,119	$89	$80,977	$(29)	$(72,123)	$1	$8,915

Sale of common stock	-	-	2,500	3	997	-	-	-	1,000

Commitment fee for issuance of common stock	-	-	1,200	1	(1)	-	-	-	-

Share-based compensation	-	-	-	-	205	-	-	-	205

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(3,826)	(1)	(3,827)

Balance as of September 30, 2017	-	$-	92,819	$93	$82,178	$(29)	$(75,949)	$-	$6,293

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Three Months Ended
	September 30,
	2017	2016

Cash flows from operating activities:
Consolidated net loss	$(3,827)	$(3,612)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	205	265
Amortization of intangible assets	85	88
Depreciation	338	324
Changes in operating assets and liabilities:
Accounts receivable - trade	(85)	315
Accounts receivable - unbilled	-	61
Work in process	26	22
Prepaid expenses and other current assets	77	131
Security deposit	-	2
Accounts payable	(78)	53
Accrued expenses	123	102
Deferred revenue	119	(24)

Net cash used in operating activities	(3,017)	(2,273)

Cash flows from investing activities:
Additions to intangible assets	(15)	(202)
Purchases of fixed assets	(96)	(400)

Net cash used in investing activities	(111)	(602)

Cash flows from financing activities:
Proceeds from sale of common stock	1,000	-
Payment of capital lease obligation	(44)	(41)

Net cash provided by (used in) financing activities	956	(41)

Net decrease in cash	(2,172)	(2,916)
Cash - beginning of period	8,088	23,014
Cash - end of period	$5,916	$20,098

Schedule of non-cash activities:
Unpaid intangible assets included in accounts payable	$7	$184
Intangible assets included in accounts payable in FY 2017, paid in FY 2018	$11	$-
Unpaid fixed assets included in accounts payable	$9	$71
Fixed assets included in accounts payable in FY 2017, paid in FY 2018	$87	$-

Supplemental cash flow information:
Cash paid during the period for interest	$481	$484

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

iBio CDMO LLC (“iBio CDMO”) – iBio CDMO is a Delaware limited liability company formed on December 16, 2015 as iBio CMO, LLC to develop and manufacture plant-made pharmaceuticals. Effective July 1, 2017, iBio CMO changed its name to iBio CDMO. As of December 31, 2015, the Company owned 100% of iBio CDMO. On January 13, 2016, the Company entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CDMO. The Company retained a 70% interest in iBio CDMO and contributed a royalty-bearing license which grants iBio CDMO a non-exclusive license to use the Company’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. The Company retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using the Company’s technologies.

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate, pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate in exchange for one share of the Company’s iBio CMO Preferred Tracking Stock, par value $0.001 per share. After giving effect to the transaction, the Company owns 99.99% of iBio CDMO. See Note 9 for a further discussion.

iBio CDMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a 139,000-square foot Class A life sciences building on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CDMO a 34-year capital lease for the facility as well as certain equipment (see Note 8). Commercial operations commenced in January 2016. iBio CDMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third-party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases and/or other proprietary iBio products; and (3) Commercial technology transfer services including facility design, as needed.

2.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, from which the accompanying condensed consolidated balance sheet dated June 30, 2017 was derived.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Foreign Currency

The Company accounts for foreign currency translation pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three months ended September 30, 2017, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

Going Concern

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of September 30, 2017, the Company’s accumulated deficit was $75.9 million. For the three months ended September 30, 2017, the Company’s net loss was approximately $3.8 million and it had cash used in operating activities of $3.0 million.

The Company has historically financed its activities through the sale of common stock and warrants. Through September 30, 2017, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies and the development of a proprietary therapeutic product against fibrosis based upon those technologies, advancing its intellectual property, the build-out and recommissioning of its CDMO facility, and general and administrative activities.

As of September 30, 2017, the Company has not completed development of or commercialized any vaccine or therapeutic product candidates. As such, the Company expects to continue to incur significant expenses and operating losses for at least the next year. The Company anticipates that its expenses and losses will increase substantially if the Company:

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

On July 24, 2017, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $16,000,000 of the Company’s common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park Purchase Agreement”). As a result, on July 24, 2017, 1,200,000 shares of the Company’s common stock were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of its common stock under the agreement, and the Company sold 2,500,000 shares of common stock to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000. See Note 9 for a further discussion of the transaction.

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

3.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of the Notes to Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2017.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. Grant income amounted to approximately $44,000 and $36,000 for the three months ended September 30, 2017 and 2016, respectively.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. Work in process totaled $0 and approximately $26,000 at September 30, 2017 and June 30, 2017, respectively.

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

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the quarters ended September 30, 2017 and 2016.

Foreign Currency

The Company accounts for foreign currency translation pursuant to FASB ASC 830, “Foreign Currency Matters” (“ASC 830”). The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss.

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

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for fiscal years beginning after December 15, 2017 (year ended June 30, 2019 for the Company) including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements as of the filing of this report.

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

Effective June 30, 2017, the Company adopted ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”).  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in auditing standards generally accepted in the United States of America as specified in the guidance. The adoption of ASU 2014-15 did not have a significant impact on the Company’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This guidance is effective for annual periods beginning after December 15, 2016 (quarter ended September 30, 2017 for the Company), including interim periods within those fiscal years. Effective July 1, 2017, the Company adopted ASU 2016-09 and will continue to estimate forfeitures at each reporting period, rather than electing an accounting policy change to record the impact of such forfeitures as they occur.  The adoption of ASU 2016-09 did not have a significant impact on the Company’s consolidated financial statements.

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

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2017 and June 30, 2017 due to their short-term nature. The carrying value of the capital lease obligation approximated its fair value as of September 30, 2017 and June 30, 2017 as the interest rate used to discount the lease payments approximated market.

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

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	September 30, 2017	June 30, 2017
Facility under capital lease	$20,000	$20,000
Equipment under capital lease	6,000	6,000
Facility improvements	340	332
Medical equipment	914	905
Office equipment and software	256	256
	27,510	27,493
Accumulated depreciation – assets under capital lease	(2,111)	(1,805)
Accumulated depreciation – other	(131)	(99)
	(2,242)	(1,904)
Net fixed assets	$25,268	$25,589

Depreciation expense was approximately $338,000 and $324,000 for the three months ended September 30, 2017 and 2016, respectively. Depreciation of the assets under the capital lease amounted to approximately $306,000 and $311,000 for the three months ended September 30, 2017 and 2016, respectively.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during Fiscal 2018 and Fiscal 2017.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	September 30, 2017	June 30, 2017
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,364	2,346
	5,464	5,446
Intellectual property – accumulated amortization	(2,127)	(2,088)
Patents – accumulated amortization	(1,580)	(1,535)
	(3,707)	(3,623)
Net intangible assets	$1,757	$1,823

Amortization expense was approximately $85,000 and $88,000 for the three months ended September 30, 2017 and 2016, respectively.

7.	Significant Vendors

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $56,000 and $87,000 at September 30, 2017 and June 30, 2017, respectively. Research and development expenses related to Novici were approximately $176,000 and $239,000 for the three months ended September 30, 2017 and 2016, respectively.

Fraunhofer

Previously, Fraunhofer was the Company’s most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below). The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $75,000 as of both September 30, 2017 and June 30, 2017. See Note 14 – Commitments and Contingencies.

On January 4, 2011, the Company entered into the Collaboration and License Agreement (the “CLA”) which is a three-party agreement involving the Company, Fraunhofer and Fiocruz, a public entity, member of the Indirect Federal Public Administration and linked to the Health Ministry of Brazil, acting through its unit Bio-Manguinhos. The CLA provides for the development of a Yellow Fever vaccine to be manufactured and distributed within Latin America and Africa by Fiocruz. The CLA was supplemented by a bilateral agreement between iBio and Fraunhofer dated December 27, 2010 in which the Company engaged Fraunhofer as a contractor to provide the research and development services (both, together, the “Agreement”). The services were billed to Fiocruz at Fraunhofer’s cost, so the Company’s revenue was equivalent to expense and there was no profit.

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the “Amended Agreement”) which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. In Fiscal 2018 and Fiscal 2017, under the Amended Agreement, the Company recognized revenue of $0 and $62,000, respectively, for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work. iBio and Fiocruz are currently evaluating plans for further collaboration without prospective reliance on older Fraunhofer-derived technology and data.

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the “Settlement Agreement”). Under the terms of the Settlement Agreement various contractual obligations existing at June 30, 2013 were released, terminated or modified. See Note 14 - Commitments and Contingencies for significant modifications.

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov, Fraunhofer's Executive Director. On November 3, 2017, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer. This complaint follows iBio’s pending litigation filed in March 2015 against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer. See Note 14 - Lawsuits for additional information.

8.	Capital Lease Obligation

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under a 34-year sublease (the “Sublease”). iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Second Eastern Affiliate granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Second Eastern Affiliate. The 34-year term of the Sublease may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the Sublease. Under the Sublease, iBio CDMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The base rent under the Second Eastern Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CDMO is also responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease.

In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. Percentage rent amounted to $17,000 and $16,000 for the three months ended September 30, 2017 and 2016, respectively.

Interest expense incurred under the capital lease obligation amounted to approximately $480,000 and $484,000 for the three months ended September 30, 2017 and 2016, respectively.

Future minimum payments under the capitalized lease obligation are due as follows:

Fiscal period ending on September 30,:	Principal	Interest	Total
2018	$186,593	$1,913,407	$2,100,000
2019	201,198	1,898,802	2,100,000
2020	216,947	1,883,053	2,100,000
2021	233,928	1,866,072	2,100,000
2022	252,238	1,847,762	2,100,000
Thereafter	24,129,294	33,620,706	57,750,000

Total minimum lease payments	25,220,198	$43,029,802	$68,250,000
Less: current portion	(186,593)
Long-term portion of minimum lease obligations	$25,033,605

9.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

iBio CMO Preferred Tracking Stock

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of a newly created iBio CMO Preferred Tracking Stock, par value $0.001 per share (the “Preferred Tracking Stock”), in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions contemplated in the Exchange Agreement, the Company owns 99.99% and the Eastern Affiliate owns 0.01% of iBio CDMO.

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

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of June 30, 2017, no dividends have been declared. Accrued dividends total approximately $156,000 at September 30, 2017.

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

Common Stock

As of September 30, 2017 and 2016, the Company was authorized to issue up to 175 million shares of common stock.  As of September 30, 2017, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock). No shares are reserved for the exercise of warrants.

Recent issuances of common stock include the following:

Lincoln Park Purchase Agreement

On July 24, 2017, we entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $16.0 million of the Company’s common stock (subject to certain limitations) from time to time over the 36-month term of the agreement. We also entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed with the Securities and Exchange Commission (the “SEC”) the registration statement to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to Lincoln Park under the Purchase Agreement. The registration statement was effective as of August 11, 2017.

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

Aspire Capital – 2015 Facility

On May 15, 2015, the Company entered into a common stock purchase agreement (the “2015 Aspire Purchase Agreement”) with Aspire Capital, pursuant to which the Company has the option to require Aspire Capital to purchase up to an aggregate of $15.0 million of shares of the Company’s common stock (the “Purchase Shares”) upon and subject to the terms of the 2015 Aspire Purchase Agreement.  In consideration for entering into the purchase agreement, Aspire Capital received a commitment fee of 450,000 shares (the “Commitment Shares”). No shares have been sold under the 2015 Facility as of the date of the filing of this report and the 2015 Aspire Purchase Agreement was terminated on July 21, 2017.

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

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of a newly created iBio CMO Preferred Tracking Stock, par value $0.001 per share (the “Preferred Tracking Stock”), in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions contemplated in the Exchange Agreement, the Company owns 99.99% and the Eastern Affiliate owns 0.01% of iBio CDMO.

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

	Three Months ended September 30,
	2017	2016
Basic and diluted numerator:

Net loss attributable to iBio, Inc. stockholders	$(3,826)	$(3,061)
Preferred stock dividends	(66)	—
Net loss available to iBio, Inc. stockholders	$(3,892)	$(3,061)

Basic and diluted denominator:

Weighted-average common shares outstanding	91,853	89,109

Per share amount	$(0.04)	$(0.03)

In Fiscal 2018 and Fiscal 2017, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of September 30, 2017 and 2016, shares issuable which could potentially dilute future earnings included approximately 13.6 million and 12.3 million stock options, respectively.

11.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2017	2016
Research and development	$14	$6
General and administrative	191	259
Total	$205	$265

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million. As of September 30, 2017, there were approximately 1.45 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

Issuance of stock options during Fiscal 2018 were as follows:

On July 1, 2017, the Company granted stock options to an employee to purchase 50,000 shares of common stock. These options vest ratably over a three-year service period, expire ten years from the date of grant, and have a weighted-average exercise price of $0.40 per share.

The following table summarizes all stock option activity during Fiscal 2018:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2017	13,548,334	$1.21	5.8	$138
Granted	50,000	0.40
Outstanding as of September 30, 2017	13,598,334	$1.21	5.6	$83
Vested and, as of September 30, 2017, expected to vest	13,543,932	$1.21	5.6	$83

Exercisable as of September 30, 2017	10,911,679	$1.30	4.8	$83

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2017 was $0.34 per share. As of September 30, 2017, there was approximately $922,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 1.6 years.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.23%
Dividend yield	0%
Volatility	103.10%
Expected term (in years)	9

12.	Related Party Transactions

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

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CDMO a 34-year sublease of a Class A life sciences building in Bryan, Texas, on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at September 30, 2017 and June 30, 2017 due to the Second Eastern Affiliate amounted to $778,000 and $650,000, respectively. General and administrative expenses related to Second Eastern Affiliate were approximately $184,000 and $167,000 for the quarter ended September 30, 2017 and 2016, respectively. Interest expense related to the Second Eastern Affiliate was approximately $480,000 and $483,000 for the three months ended September 30, 2017 and 2016, respectively. The terms of the Sublease are described in Note 8.

A three-year standstill agreement (the “Standstill Agreement”) that took effect upon the issuance of the Eastern Shares pursuant to the 6,500,000 Purchase Agreement restricts additional acquisitions of iBio’s equity by Eastern and its controlled affiliates to limit its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 38%, absent approval by a majority of the Company’s Board of Directors.

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of the iBio CMO Preferred Tracking Stock, par value $0.001 per share (the “Preferred Tracking Stock”), in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions contemplated in the Exchange Agreement, the Company owns 99.99% and the Eastern Affiliate owns 0.01% of iBio CDMO.

Operating Lease with Minority Stockholder

The Company is leasing office space on a month-to-month basis from an entity owned by a minority stockholder of the Company. Rent was $2,200 per month through November 2015, increased to $2,500 per month effective December 2015 and increased again to $7,500 per month effective March 2017. Rent expense totaled $22,500 and $7,500 for the three months ended September 30, 2017 and 2016, respectively.

13.	Income Taxes

The Company recorded no income tax expense for the three months ended September 30, 2017 and 2016 because the estimated annual effective tax rate was zero. As of September 30, 2017, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

14.	Commitments and Contingencies

Agreements

In September 2013, the Company and Fraunhofer entered into an agreement, the Terms of Settlement for the TTA Seventh Amendment (the “2013 Settlement Agreement”). Under the terms of the 2013 Settlement Agreement, various payment obligations, including accrued payment obligations existing at June 30, 2013, were released, terminated or modified. The significant modifications are of follows:

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

Lawsuits

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case–the scope of iBio’s ownership of the technology developed or held by Fraunhofer–before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. Fraunhofer filed an answer and counterclaims in March 2017, but in May 2017, Fraunhofer obtained new counsel, and with iBio’s agreement (as a matter of procedure), filed an amended answer and amended counterclaims in July 2017.  The Company replied to those counterclaims on August 9, 2017 and included certain counter-counterclaims, which Fraunhofer moved to dismiss on August 30, 2017. In November 2017, the Company engaged new counsel to further lead its litigation efforts, and on November 3, 2017, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer. This complaint follows iBio’s pending litigation filed in March 2015, described above, against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer. The parties have continued to proceed with written discovery. The Company is unable to predict the further outcome of this action at this time.

15.	Segment Reporting

In accordance with FASB ASC 280, “Segment Reporting,” the Company discloses financial and descriptive information about its reportable segments. The Company operates in two segments, iBio, Inc. and iBio CDMO. Management has determined that the activity of iBio CDMO should be segregated as a separate segment and that the activity of iBio Brazil is currently immaterial and is to be included in the activity of iBio, Inc. These segments are components of the Company about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Three Months Ended September 30, 2017 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$84	$38	$-	$122
Revenues – intersegment	301	210	(511)	-
Research and development	618	484	(117)	985
General and administrative	1,099	1,698	(299)	2,498
Operating loss	(1,332)	(2,029)	-	(3,361)
Interest expense	-	(480)	-	(480)
Interest and other income	12	2	-	14
Consolidated net loss	(1,321)	(2,506)	-	(3,827)
Total assets	18,810	27,485	(12,862)	33,433
Fixed assets, net	7	25,261	-	25,268
Intangible assets, net	1,757	-	-	1,757
Depreciation expense	1	337	-	338
Amortization of intangible assets	85	-	-	85

Three Months Ended September 30, 2016 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$86	$49	$-	$135
Revenues – intersegment	152	182	(334)	-
Research and development	684	321	(185)	820
General and administrative	1,347	1,271	(149)	2,469
Operating loss	(1,793)	(1,361)	-	(3,154)
Interest expense	-	(483)	-	(483)
Interest and other income	18	7	-	25
Consolidated net loss	(1,775)	(1,837)	-	(3,612)
Total assets	11,810	36,330	(49)	48,091
Fixed assets, net	8	25,572	-	25,580
Intangible assets, net	2,023	-	-	2,023
Depreciation expense	1	323	-	324
Amortization of intangible assets	88	-	-	88

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2017. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “may”, “plan”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated or expected. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our estimates as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so.

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

We accomplished the first part of our new business plan through the acquisition of control of the large manufacturing facility that is now controlled and operated by our subsidiary, iBio CDMO LLC (“iBio CDMO” or “CDMO”) (formerly known as iBio CMO, LLC) under a capital lease. The facility includes human resources, laboratory and pilot-scale operations, and large-scale automated hydroponic systems capable of growing over four million plants as “in process inventory” and delivering over 300 kilograms of therapeutic protein active pharmaceutical ingredient per year. The facility capacity can also be doubled by adding additional plant growth equipment in a space already available for that purpose.

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

Results of Operations - Comparison of Three Months ended September 30, 2017 (“Fiscal 2018”) versus September 30, 2016 (“Fiscal 2017”)

Revenue

Our total revenues for the three months ended September 30, 2017 and 2016 were approximately $122,000 and $135,000, respectively, a decrease of approximately $13,000.

Previously, revenue had been attributable to technology services provided to Fiocruz in connection with the development by Fiocruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engaged Fraunhofer as a subcontractor to perform the services required. During 2013, the Company, Fiocruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by us in connection with services provided to Fiocruz through the subcontract arrangement with Fraunhofer. In June 2014, we, Fiocruz and Fraunhofer amended their Collaboration and License Agreement reflecting the agreed modifications to the work plan and work was resumed by Fraunhofer for us to continue development of a yellow fever vaccine using our iBioLaunch™ technology.

For the three months ended September 30, 2017, revenue was lower due to no related revenues recognized for the technology services previously performed pursuant to the agreement with Fiocruz offset by an increase in other third-party client services performed by the Company.

Research and development expenses

Research and development expenses for the three months ended September 2017 and 2016 were $985,000 and $820,000, respectively, an increase of approximately $165,000 primarily related to an increase in research and development personnel costs at iBio CDMO offset by the decrease in contracted research expenses with Fiocruz.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2017 and 2016 were approximately $2.5 million and $2.5 million, respectively. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. There was a slight increase resulting from an increase in general and administrative expenses related to the iBio CDMO operations offset by a reduction of legal and consulting expenses incurred by iBio, Inc.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2017 and 2016 were approximately ($466,000) and ($458,000), respectively.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease with the Second Eastern Affiliate. Such sublease is treated as a capital lease. For the three months ended September 30, 2017, other income (expense) included interest expense of approximately $480,000 incurred under the capital lease offset by interest and royalty income of approximately $14,000. For the three months ended September 30, 2016, other income (expense) included interest expense of approximately $483,000 incurred under the capital lease offset by interest and royalty income of approximately $25,000.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate for the three months ended September 30, 2017 and 2016.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $5.9 million as compared to $8.1 million as of June 30, 2017.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $3.0 million for the three months ended September 30, 2017. The decrease in cash was attributable to funding our net loss for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $111,000 for the three months ended September 30, 2017. Cash used in investing activities was attributable to the additions of intangible assets of $15,000 and fixed assets primarily for iBio CDMO of $96,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $956,000 for the three months ended September 30, 2017, which represented the proceeds from the sale of 2,500,000 shares of our common stock to Lincoln Park Capital Fund, LLC “(Lincoln Park”) for an aggregate purchase price of $1,000,000 (see discussion below) offset against principal payments on our capital lease obligation of $44,000.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma, Inc. in August 2008. As of September 30, 2017, our accumulated deficit was approximately $75.9 million, and we used approximately $3.0 million of cash for operating activities for Fiscal 2018. As of September 30, 2017, cash on hand is approximately $5.9 million which is expected to support the Company’s activities through December 31, 2017.

We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity or other securities, including sales of common stock to Lincoln Park (see discussion below) pursuant to the common stock purchase agreement entered into on July 24, 2017, and through proceeds realized in connection with license and collaboration arrangements and the operation of our subsidiary, iBio CDMO. We cannot be certain that such funding will be available on favorable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for its technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize; or d) possibly cease operations .

On July 24, 2017, we entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $16,000,000 of our common stock (subject to certain limitations) from time to time over the 36-month term of the agreement. As a result, on July 24, 2017, 1,200,000 shares of our common stock were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the agreement, and 2,500,000 shares of common stock were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000. Despite any further proceeds we may receive pursuant to the Lincoln Park Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond June 30, 2018.

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

On January 13, 2016, we entered into a contract manufacturing joint venture with the Eastern Affiliate whereby the Eastern Affiliate contributed $15 million in cash for a 30% interest in our subsidiary iBio CDMO. We retained a 70% interest in iBio CDMO. On February 23, 2017, we entered into an exchange agreement with the Eastern Affiliate pursuant to which we acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate in exchange for one share of the Company’s iBio CMO Preferred Tracking Stock. After giving effect to the transaction, we own 99.99% of iBio CDMO.

On January 13, 2016, we also entered into share purchase agreements with Eastern pursuant to which Eastern agreed to purchase 10 million shares of our common stock at $0.622 per share. The closing for the sale of 3,500,000 of such shares occurred on January 25, 2016. The closing for the remaining 6,500,000 shares occurred in April 2016. In addition, Eastern agreed to exercise warrants it previously acquired to purchase 1,784,000 shares of our common stock at $0.53 per share.

As of the date of the filing of this report, iBio CDMO had received $15 million for the capitalization of iBio CDMO and we had received approximately $7.2 million from Eastern for the acquisition of 10 million shares of common stock and the exercise of the warrants. Prior to the issuance of the shares of common stock pursuant to the purchase agreements with Eastern, Eastern beneficially owned approximately 30% of our common stock, as reported in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the SEC on October 13, 2015, calculated in accordance with the SEC’s beneficial ownership rules. As of the closing of the purchase agreements with Eastern and the simultaneous exercise by Eastern of its warrants to purchase iBio common stock, Eastern beneficially owned approximately 38% of our outstanding shares of common stock. See Note 9 in the consolidated financial statements for a further description of the transactions.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2017, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2017 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

·	Valuation of intellectual property;

·	Revenue recognition;

·	Legal and contractual contingencies;

·	Research and development expenses; and

·	Share-based compensation expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2017. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits

On March 17, 2015, we filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with us. On September 16, 2015, we voluntarily dismissed our action against Yusibov, without prejudice, and thereafter on September 29, 2015, we filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with us and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case–the scope of iBio’s ownership of the technology developed or held by Fraunhofer–before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. Fraunhofer filed an answer and counterclaims in March 2017, but in May 2017, Fraunhofer obtained new counsel, and with iBio’s agreement (as a matter of procedure), filed an amended answer and amended counterclaims in July 2017.  We replied to those counterclaims on August 9, 2017 and included certain counter-counterclaims, which Fraunhofer moved to dismiss on August 30, 2017. In November 2017, we engaged new counsel to further lead our litigation efforts, and on November 3, 2017, we filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer. This complaint follows our pending litigation filed in March 2015, described in Note 14, against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer. The parties have continued to proceed with written discovery. We are unable to predict the further outcome of this action at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2017, we entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $16.0 million of the Company’s common stock (subject to certain limitations) from time to time over the 36-month term of the agreement. We also entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed with the SEC the registration statement to register for resale under the Securities Act the shares of common stock that have been or may be issued to Lincoln Park under the Lincoln Park Purchase Agreement. The registration statement was effective as of August 11, 2017.

On July 24, 2017, we sold 2,500,000 newly issued shares of common stock, valued at $0.40 per share, to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000. In addition, we issued 1,250,000 shares of common stock to Lincoln Park, equal to three percent of the $16 million availability, as consideration for Lincoln Park’s commitment to purchase shares of our common stock. The proceeds were used for working capital.

Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Item 6. Exhibits.

Exhibit Number

3.1	Certificate of Incorporation of the Company (1)
3.2	First Amended and Restated Bylaws of the Company (2)
3.3	Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (3)
4.1	Registration Rights Agreement between iBio, Inc. and Lincoln Park Capital Fund, LLC, dated July 24, 2017(4)
10.1	Purchase Agreement, dated July 24, 2017, between iBio, Inc. and Lincoln Park Capital Fund, LLC (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (Commission File No. 001-35023).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017 (Commission File No. 001-35023).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: November 9, 2017	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman
(Principal Executive Officer)

Date: November 9, 2017	/s/ James P. Mullaney
James P. Mullaney
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

