Form 10-Q
period 2017-12-31
iBio, Inc.
filed 2018-02-14
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

(302) 355-0650

(Registrant's telephone number, including area code)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Shares of Common Stock outstanding as of February 14, 2018           115,318,510

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	December 31, 2017	June 30, 2017
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$7,310	$8,088
Accounts receivable – trade	136	175
Work in process	-	26
Prepaid expenses and other current assets	377	283
Total Current Assets	7,823	8,572

Fixed assets, net of accumulated depreciation	25,289	25,589
Intangible assets, net of accumulated amortization	1,702	1,823
Security deposit	26	26
Total Assets	$34,840	$36,010

Liabilities and Equity
Current liabilities:
Accounts payable (related party of $83 and $87 as of December 31, 2017 and June 30, 2017, respectively)	$701	$749
Accrued expenses (related party of $911 and $650 as of December 31, 2017 and June 30, 2017, respectively)	1,130	924
Capital lease obligation - current portion	190	183
Deferred revenue	23	157
Total Current Liabilities	2,044	2,013

Capital lease obligation - net of current portion	24,985	25,082

Total Liabilities	27,029	27,095

Commitments and Contingencies

Equity
iBio, Inc. Stockholders' Equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 1 share issued and outstanding as of both December 31, 2017 and June 30, 2017	-	-
Common stock - $0.001 par value; 275,000,000 and 175,000,000 shares authorized as of December 31, 2017 and June 30, 2017, respectively, 115,318,510 and 89,118,510 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	115	89
Additional paid-in capital	87,574	80,977
Accumulated other comprehensive loss	(29)	(29)
Accumulated deficit	(79,848)	(72,123)
Total iBio, Inc. Stockholders' Equity	7,812	8,914
Noncontrolling interest	(1)	1
Total Equity	7,811	8,915
Total Liabilities and Equity	$34,840	$36,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; In Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Revenues	$153	$75	$275	$210

Operating expenses:
Research and development (related party of $197, $206, $373 and $445), net of grant income of $0, $4, $44 and $40	993	1049	1,978	1,869
General and administrative (related party of $181, $187, $387 and $362)	2,587	2,351	5,085	4,820
Total operating expenses	3,580	3,400	7,063	6,689

Operating loss	(3,427)	(3,325)	(6,788)	(6,479)

Other income (expense):
Interest expense (related party of $479, $483, $959 and $966)	(479)	(483)	(959)	(966)
Interest income	4	12	9	25
Royalty income	2	4	11	16

Total other income (expense)	(473)	(467)	(939)	(925)

Consolidated net loss	(3,900)	(3,792)	(7,727)	(7,404)
Net loss attributable to noncontrolling interest	1	563	2	1,114
Net loss attributable to iBio, Inc.	(3,899)	(3,229)	(7,725)	(6.290)
Preferred stock dividends	(65)	-	(131)	-
Net loss available to iBio, Inc.	$(3,964)	$(3,229)	$(7,856)	$(6,290)

Comprehensive loss:
Consolidated net loss	$(3,900)	$(3,792)	$(7,727)	$(7,404)
Other comprehensive income (loss) - foreign currency translation adjustments	-	-	-	-

Comprehensive loss	$(3,900)	$(3,792)	$(7,727)	$(7,404)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.04)	$(0.04)	$(0.08)	$(0.07)

Weighted-average common shares outstanding - basic and diluted	96,609	89,109	96,127	89,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

Six Months Ended December 31, 2017

(Unaudited; In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2017	-	$-	89,119	$89	$80,977	$(29)	$(72,123)	$1	$8,915

Sale of common stock	-	-	25,000	25	5,475	-	-	-	5,500

Costs to raise capital	-	-	-	-	(321)	-	-	-	(321)

Commitment fees for issuance of common stock	-	-	1,200	1	(1)	-	-	-	-

Additional paid-in capital – preferred stock	-	-	-	-	1,050	-	-	-	1,050

Share-based compensation	-	-	-	-	394	-	-	-	394

Net loss	-	-	-	-	-	-	(7,725)	(2)	(7,727)

Balance as of December 31, 2017	-	$-	115,319	$115	$87,574	$(29)	$(79,848)	$(1)	$7,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Six Months Ended
	December 31,
	2017	2016

Cash flows from operating activities:
Consolidated net loss	$(7,727)	$(7,404)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	394	506
Amortization of intangible assets	169	176
Depreciation	679	650
Changes in operating assets and liabilities:
Accounts receivable – trade	39	459
Accounts receivable – unbilled	-	47
Work in process	26	(5)
Prepaid expenses and other current assets	(94)	(28)
Security deposit	-	1
Accounts payable	(163)	(255)
Accrued expenses	206	(15)
Deferred revenue	(134)	31

Net cash used in operating activities	(6,605)	(5,837)

Cash flows from investing activities:
Additions to intangible assets	(35)	(226)
Purchases of fixed assets	(277)	(539)

Net cash used in investing activities	(312)	(765)

Cash flows from financing activities:
Proceeds from sale of common stock	5,500	-
Costs to raise capital	(321)	-
Proceeds from additional paid-in capital – preferred stock	1,050	-
Payment of capital lease obligation	(90)	(83)

Net cash provided by (used in) financing activities	6,139	(83)

Net decrease in cash	(778)	(6,685)
Cash - beginning of period	8,088	23,014
Cash - end of period	$7,310	$16,329

Schedule of non-cash activities:
Unpaid intangible assets included in accounts payable	$22	$197
Intangible assets included in accounts payable in prior period, paid in current period	11	-
Fixed assets included in accounts payable in prior period, paid in current period	$87	$71
Unpaid fixed assets included in accounts payable	$188	$61

Supplemental cash flow information:
Cash paid during the period for interest	$960	$966

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

iBio was established as a public company in August 2008 as the result of a spin-off from Integrated BioPharma, Inc. The Company operates in one business segment under the direction of its Executive Chairman. The Company's wholly-owned and majority-owned subsidiaries are as follows:

iBIO DO BRASIL BIOFARMACÊUTICA LTDA ("iBio Brazil") – iBio Brazil is a subsidiary organized in Brazil in which the Company has a 99% interest. iBio Brazil was formed to manage and expand the Company's business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company's existing relationship with Fundacao Oswaldo Cruz/Fiocruz ("Fiocruz") beyond the current Yellow Fever Vaccine program (see Note 7) and development of additional products with private sector participants for the Brazilian market. iBio Brazil commenced operations during the first quarter of the fiscal year ended June 30, 2015.

iBio Manufacturing LLC ("iBio Manufacturing") – iBio Manufacturing, a wholly-owned subsidiary, is a Delaware limited liability company formed in November 2015. iBio Manufacturing has not commenced any activities to date.

iBio CDMO LLC ("iBio CDMO") – iBio CDMO is a Delaware limited liability company formed on December 16, 2015 as iBio CMO, LLC to develop and manufacture plant-made pharmaceuticals. Effective July 1, 2017, iBio CMO changed its name to iBio CDMO. As of December 31, 2015, the Company owned 100% of iBio CDMO. On January 13, 2016, the Company entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CDMO. The Company retained a 70% interest in iBio CDMO and contributed a royalty-bearing license which grants iBio CDMO a non-exclusive license to use the Company’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. The Company retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using the Company’s technologies.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2017, from which the accompanying condensed consolidated balance sheet dated June 30, 2017 was derived.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Foreign Currency

The Company accounts for foreign currency translation pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 830, "Foreign Currency Matters." The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three and six months ended December 31, 2017 and 2016, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

Going Concern

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2017, the Company's accumulated deficit was $79.8 million. For the six months ended December 31, 2017, the Company's net loss was approximately $7.7 million and it had cash used in operating activities of $6.6 million. As of December 31, 2017, cash on hand is approximately $7.3 million which is expected to support the Company's activities at least through May 31, 2018.

The Company has historically financed its activities through the sale of common stock and warrants. Through December 31, 2017, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies and the development of a proprietary therapeutic product against fibrosis based upon those technologies, advancing its intellectual property, the build-out and recommissioning of its CDMO facility, and general and administrative activities.

As of December 31, 2017, the Company has not completed development of or commercialized any vaccine or therapeutic product candidates. As such, the Company expects to continue to incur significant expenses and operating losses for at least the next year. The Company anticipates that its expenses and losses will increase substantially if the Company:

•	initiates clinical trials of its product candidates;

•	continues the research and development of its product candidates;

•	seeks to discover additional product candidates; and

•	adds operational, financial and management information systems and personnel, including personnel to support its product development and manufacturing efforts.

Becoming and remaining profitable is dependent upon the Company’s ability to attract and retain customers for the development, manufacturing and technology transfer services offered by the Company's subsidiary iBio CDMO. In addition, profitability will also depend on whether the Company is successful at commercialization of its technologies and whether the Company, alone or with its licensees, develops and eventually commercializes products that generate significant revenue.

On July 24, 2017, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park"), an Illinois limited liability company, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $16,000,000 of the Company's common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the "Lincoln Park Purchase Agreement"). As a result, on July 24, 2017, 1,200,000 shares of the Company's common stock were issued to Lincoln Park as consideration for Lincoln Park's commitment to purchase shares of its common stock under the agreement, and the Company sold 2,500,000 shares of common stock to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000. See Note 9 for a further discussion of the transaction.

The extent to which the Company utilizes the purchase agreement with Lincoln Park as a source of funding will depend on a number of factors, including the prevailing market price of the Company's common stock, the volume of trading in the Company's common stock and the extent to which the Company is able to secure funds from other sources. The number of shares that the Company may sell to Lincoln Park under the purchase agreement on any given day and during the term of the agreement is limited. Additionally, the Company and Lincoln Park may not effect any sales of shares of our common stock under the purchase agreement during the continuance of an event of default under the purchase agreement.

On November 30, 2017, the Company sold 22,500,000 shares of the Company’s common stock offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2014, and declared effective by the SEC on December 2, 2014, a preliminary prospectus supplement filed with the SEC on November 28, 2017, and a final prospectus supplement filed with the SEC on November 30, 2017, in connection with the Company’s shelf takedown relating to the offering. The net proceeds to the Company from the sale of the shares of common stock were approximately $4.2 million.

The history of significant losses, the negative cash flow from operations, the limited cash resources currently on hand and the dependence by the Company on its ability – about which there can be no certainty – to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company's ability to continue as a going concern. These financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

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

3.	Summary of Significant Accounting Policies

The Company's significant accounting policies are described in Note 3 of the Notes to Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2017.

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

The Company's contract revenue consists primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-25, "Revenue Arrangements with Multiple Deliverables," and Staff Accounting Bulletin 104, "Revenue Recognition." Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors. In Fiscal 2018 and Fiscal 2017, the Company did not have any revenue arrangements with multiple deliverables.

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

Time and Materials

Under a time and materials contract, the Company charges customers an hourly rate plus reimbursement for other project specific costs. The Company recognizes revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer's billing rate plus other project specific costs incurred.

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. Grant income amounted to approximately $0 and $44,000 for the three and six months ended December 31, 2017, and approximately $4,000 and $40,000 for the three and six months ended December 31, 2016, respectively.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. Work in process totaled approximately $0 and $26,000 at December 31, 2017 and June 30, 2017, respectively.

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

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the three and six months ended December 31, 2017 and 2016.

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

Recently Issued Accounting Pronouncements

In May 2014, ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") was issued, which is a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The standard must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers - Deferral of the Effective Date,” which defers the implementation of this new standard to be effective for fiscal years beginning after December 15, 2017. Early adoption is permitted effective January 1, 2017. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations,” which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” and in May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” to clarify the codification or to correct unintended application of guidance. In September 2017 and November 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842)” and ASU 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)” which amends certain aspects of the new revenue recognition standard.

The new standards are effective for fiscal years beginning after December 15, 2017 including interim periods within that reporting period (quarter ending September 30, 2018 for the Company).  The Company is currently evaluating the effects of adopting the new standards on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company's consolidated financial statements as of the filing of this report.

Effective June 30, 2017, the Company adopted ASU 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15").  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in auditing standards generally accepted in the United States of America as specified in the guidance. The adoption of ASU 2014-15 did not have a significant impact on the Company's consolidated financial statements.

On January 1, 2017, the Company adopted ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet. A reporting entity should apply the amendment prospectively or retrospectively. The adoption of ASU 2015-17 did not have a significant impact on its consolidated financial statements as the Company continues to provide a full valuation allowance against its net deferred tax assets.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years (quarter ending September 30, 2018 for the Company). The Company will evaluate the effects of adopting ASU 2016-01 if and when it is deemed to be applicable.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" ("ASU 2016-02") which supersedes existing guidance on accounting for leases in "Leases (Topic 840)."  The standard requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those fiscal years (quarter ending September 30, 2019 for the Company). The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements.

Effective July 1, 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The Company will continue to estimate forfeitures at each reporting period, rather than electing an accounting policy change to record the impact of such forfeitures as they occur.  The adoption of ASU 2016-09 did not have a significant impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (quarter ending September 30, 2018 for the Company). The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently in the process of evaluating the impact of ASU 2016-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company's consolidated financial statements as of the filing of this report.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16") with the objective to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard will require entities to recognize the income tax consequences of an intra-entity transfer of non-inventory asset when the transfer occurs. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (quarter ending September 30, 2018 for the Company). Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2016-16 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

Effective July 1, 2017, the Company adopted ASU 2016-17, "Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control" ("ASU 2016-17"). ASU 2016-17 amends the guidance issued with ASU 2015-02 in order to make it less likely that a single decision maker would individually meet the characteristics to be the primary beneficiary of a Variable Interest Entity ("VIE"). When a decision maker or service provider considers indirect interests held through related parties under common control, they perform two steps. The second step was amended with this guidance to say that the decision maker should consider interests held by these related parties on a proportionate basis when determining the primary beneficiary of the VIE rather than in their entirety as was called for in the previous guidance. The adoption of ASU 2016-17 did not have a significant impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods (quarter ending September 30, 2018 for the Company). The Company is currently evaluating the impact of adopting ASU 2017-01 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting," which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods (quarter ending September 30, 2018 for the Company). Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2017-09 on its consolidated financial statements but the adoption is not expected to have a significant impact as of the filing of this report.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company's condensed consolidated balance sheets approximated their fair values as of December 31, 2017 and June 30, 2017 due to their short-term nature. The carrying value of the capital lease obligation approximated its fair value as of December 31, 2017 and June 30, 2017 as the interest rate used to discount the lease payments approximated market.

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

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	December 31, 2017	June 30, 2017
Facility under capital lease	$20,000	$20,000
Equipment under capital lease	6,000	6,000
Facility improvements	337	332
Construction in process	240	-
Medical equipment	944	905
Office equipment and software	351	256
	27,872	27,493
Accumulated depreciation – assets under capital lease	(2,416)	(1,805)
Accumulated depreciation – other	(167)	(99)
	(2,583)	(1,904)
Net fixed assets	$25,289	$25,589

Depreciation expense was approximately $340,000 and $326,000 for the three months ended December 31, 2017 and 2016, respectively, and for the six months ended December 31, 2017 and 2016, depreciation expense was approximately $679,000 and $650,000, respectively. Depreciation of the assets under the capital lease amounted to approximately $306,000 and $312,000 for the three months ended December 31, 2017 and 2016, respectively. Depreciation of the assets under the capital lease amounted to approximately $611,000 and $623,000 for the six months ended December 31, 2017 and 2016, respectively.

6.	Intangible Assets

The Company has two categories of intangible assets – intellectual property and patents. Intellectual property consists of all technology, know-how, data, and protocols for producing targeted proteins in plants and related to any products and product formulations for pharmaceutical uses and for other applications. Intellectual property includes, but is not limited to, certain technology for the development and manufacture of novel vaccines and therapeutics for humans and certain veterinary applications acquired in December 2003 from Fraunhofer USA Inc., acting through its Center for Molecular Biotechnology ("Fraunhofer"), pursuant to a Technology Transfer Agreement, as amended (the "TTA"). The Company designates such technology further developed and acquired from Fraunhofer as iBioLaunch™ technology or as iBioModulator™ technology. The value on the Company's books attributed to patents owned or controlled by the Company is based on payments for services and fees related to the protection of the Company's patent portfolio. The intellectual property also includes certain trademarks.

In January 2014, the Company entered into a license agreement with a U.S. university whereby iBio acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology"). The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing a New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially became due on December 1, 2015, and on August 11, 2016, the agreement was amended and subsequent six-month extensions have been automatically granted extending the due date until December 31, 2017. The Company and the university have agreed to set a new milestone schedule and are currently undergoing an analysis based on new data and revised forecasted timelines.

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

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	December 31, 2017	June 30, 2017
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,394	2,346
	5,494	5,446
Intellectual property – accumulated amortization	(2,166)	(2,088)
Patents – accumulated amortization	(1,626)	(1,535)
	(3,792)	(3,623)
Net intangible assets	$1,702	$1,823

Amortization expense was approximately $84,000 and $88,000 for the three months ended December 31, 2017 and 2016, respectively, and for the six months ended December 31, 2017 and 2016, amortization expense was $169,000 and $176,000, respectively.

7.	Significant Vendors

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC ("Novici") in which iBio's President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $83,000 and $87,000 at December 31, 2017 and June 30, 2017, respectively. Research and development expenses related to Novici were approximately $197,000 and $206,000 for the three months ended December 31, 2017 and 2016, respectively, and approximately $373,000 and $445,000 for the six months ended December 31, 2017 and 2016, respectively.

Fraunhofer

Previously, Fraunhofer was the Company's most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below). The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $75,000 as of December 31, 2017 and June 30, 2017. See Note 14 – Commitments and Contingencies.

On January 4, 2011, the Company entered into the Collaboration and License Agreement (the "CLA") which is a three-party agreement involving the Company, Fraunhofer and Fiocruz, a public entity, member of the Indirect Federal Public Administration and linked to the Health Ministry of Brazil, acting through its unit Bio-Manguinhos. The CLA provides for the development of a yellow fever vaccine to be manufactured and distributed within Latin America and Africa by Fiocruz. The CLA was supplemented by a bilateral agreement between iBio and Fraunhofer dated December 27, 2010 in which the Company engaged Fraunhofer as a contractor to provide the research and development services (both, together, the "Agreement"). The services are billed to Fiocruz at Fraunhofer's cost, so the Company's revenue is equivalent to expense and there is no profit.

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the "Amended Agreement") which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. For both the three and six months ended December 31, 2017, no revenue was recognized under the Amended Agreement. For the three and six months ended December 31, 2016, the Company recognized revenue of $75,000 and $137,000, respectively, for work performed for Fiocruz pursuant to the Amended Agreement by the Company's subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work. iBio and Fiocruz are currently evaluating plans for further collaboration without prospective reliance on older Fraunhofer-derived technology and data.

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the "Settlement Agreement"). Under the terms of the Settlement Agreement, various contractual obligations existing at June 30, 2013 were released, terminated or modified. See Note 14 - Commitments and Contingencies for significant modifications.

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

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under a 34-year sublease (the "sublease"). iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Second Eastern Affiliate granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Second Eastern Affiliate. The 34-year term of the sublease may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the sublease. Under the sublease, iBio CDMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index ("CPI"). The base rent under the Second Eastern Affiliate's ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CDMO is also responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the sublease.

In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO's applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. Percentage rent amounted to approximately $7,000 and $29,000 for the three months ended December 31, 2017 and 2016, respectively, and $24,000 and $45,000 for the six months ended December 31, 2017 and 2016, respectively.

Interest expense incurred under the capital lease obligation amounted to approximately $479,000 and $483,000 for the three months ended December 31, 2017 and 2016, respectively, and $959,000 and $966,000 for the six months ended December 31, 2017 and 2016, respectively.

Future minimum payments under the capitalized lease obligations are due as follows:

Fiscal period ending on December 31:	Principal	Interest	Total
2018	$190,142	$1,909,858	$2,100,000
2019	205,025	1,894,975	2,100,000
2020	221,073	1,878,927	2,100,000
2021	238,377	1,861,623	2,100,000
2022	257,036	1,842,964	2,100,000
Thereafter	24,063,207	33,161,793	57,225,000

Total minimum lease payments	25,174,860	$42,550,140	$67,725,000
Less: current portion	(190,142)
Long-term portion of minimum lease obligations	$24,984,718

9.	Stockholders' Equity

Preferred Stock

The Company's Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

iBio CMO Preferred Tracking Stock

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of a newly created iBio CMO Preferred Tracking Stock, par value $0.001 per share (the "Preferred Tracking Stock"), in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions contemplated in the Exchange Agreement, the Company owns 99.99% and the Eastern Affiliate owns 0.01% of iBio CDMO.

As described below under "Eastern – Share Purchase Agreements," on January 13, 2016, the Company entered into a share purchase agreement with Eastern which contained a three-year standstill agreement restricting additional acquisitions of the Company's equity by Eastern and its controlled affiliates to limit its beneficial ownership of the Company's outstanding shares of common stock to a maximum of 38%, absent the approval by a majority of the Company's Board of Directors. With respect to the standstill agreement, the Company's Board of Directors, acting unanimously, invited the Eastern Affiliate to enter into the Exchange Agreement and approved the issuance of one share of the Company's Preferred Tracking Stock to the Eastern Affiliate.

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company's 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of December 31, 2017, no dividends have been declared. Accrued dividends total approximately $222,000 at December 31, 2017.

2.	The holders of Preferred Tracking Stock, voting separately as a class, are entitled to approve by the affirmative vote of a majority of the shares of Preferred Tracking Stock outstanding any amendment, alteration or repeal of any of the provisions of, or any other change to, the Certificate of Incorporation of the Company or the Certificate of Designation that adversely affects the rights, powers or privileges of the Preferred Tracking Stock, any increase in the number of authorized shares of Preferred Tracking Stock, the issuance or sale of any additional shares of Preferred Tracking Stock or any securities convertible into or exercisable or exchangeable for Preferred Tracking Stock, the creation or issuance of any shares of any additional class or series of capital stock unless the same ranks junior to the Preferred Tracking Stock, or the reclassification or alteration of any existing security of the Company that is junior to or pari passu with the Preferred Tracking Stock, if such reclassification or alteration would render such other security senior to the Preferred Tracking Stock.

3.	Except as required by applicable law, the holders of Preferred Tracking Stock have no other voting rights.

4.	No dividend may be declared or paid or set aside for payment or other distribution declared or made upon the Company's common stock and no common stock may be redeemed, purchased or otherwise acquired for any consideration by the Company unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

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

Common Stock

On December 19, 2017, the Company’s stockholders approved an amendment of the Company’s certificate of incorporation increasing the number of authorized shares of its common stock to 275 million. As of June 30, 2017, the Company had been authorized to issue up to 175 million shares of common stock. In addition, as of December 31, 2017, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock). No shares are reserved for the exercise of warrants.

Recent issuances of common stock include the following:

Public offering

On November 30, 2017, the Company completed a public offering of 22,500,000 shares of its common stock at a public offering price of $0.20 per share raising gross proceeds of $4,500,000. The shares of common stock were issued pursuant to an underwriting agreement entered into between the Company and Aegis Capital Corp. (“Aegis”).

The common stock was offered and sold pursuant to the Company’s effective shelf registration statement on Form S-3 and an accompanying prospectus (Registration Statement No. 333-200410) filed with the SEC on November 20, 2014, and declared effective by the SEC on December 2, 2014, a preliminary prospectus supplement filed with the SEC on November 28, 2017, and a final prospectus supplement filed with the SEC on November 30, 2017, in connection with the Company’s shelf takedown relating to the offering.

The Company paid Aegis a discount of 7% to the public offering price with respect to shares purchased in the offering by investors who did not have a pre-existing relationship with the Company prior to the offering (the “New Investors”), and a discount of 3.5% to the public offering price with respect to shares purchased in the offering by investors who did have a pre-existing relationship with the Company. In addition to the underwriting discounts, the Company issued to the Underwriter 110,000 shares of its common stock, equal to 2% of the aggregate shares of common stock sold in the offering to the New Investors.

The Company incurred underwriting discounts, commissions and other offering expenses of $311,000 related to closing and completion of this public offering.

Lincoln Park Purchase Agreement

On July 24, 2017, we entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $16.0 million of the Company's common stock (subject to certain limitations) from time to time over the 36-month term of the agreement. We also entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed with the Securities and Exchange Commission (the "SEC") the registration statement to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to Lincoln Park under the Purchase Agreement. The registration statement was effective as of August 11, 2017.

As a result, on July 24, 2017, 1,200,000 newly issued shares of the Company's common stock, equal to three percent of the $16 million availability, were issued to Lincoln Park as consideration for Lincoln Park's commitment to purchase shares of the Company's common stock under the agreement, and 2,500,000 newly issued shares of common stock, valued at $0.40 per share, were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000.

Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to, an additional $15.0 million worth of shares of the Company's common stock. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company's option, over the 36-month term of the agreement.

As contemplated by the Lincoln Park Purchase Agreement, and so long as the closing price of the Company's common stock exceeds $0.25 per share, then the Company may direct Lincoln Park, at its sole discretion to purchase up to 100,000 shares of its common stock on any business day, provided that one business day has passed since the most recent purchase. The price per share for such purchases will be equal to the lower of: (i) the lowest sale price on the applicable purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company's common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of the purchase agreement). The maximum amount of shares subject to any single regular purchase increases as the Company's share price increases, subject to a maximum of $1.0 million.

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

The Lincoln Park Purchase Agreement and the registration rights agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the purchase agreement at any time, at no cost or penalty. During any "event of default" under the purchase agreement, all of which are outside of Lincoln Park's control, Lincoln Park does not have the right to terminate the purchase agreement; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park, until such event of default is cured. In addition, in the event of bankruptcy proceedings by or against the Company, the purchase agreement will automatically terminate.

Actual sales of shares of common stock to Lincoln Park under the purchase agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as it directs in accordance with the purchase agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company's shares.

Aspire Capital – 2015 Facility

On May 15, 2015, the Company entered into a common stock purchase agreement (the "2015 Aspire Purchase Agreement") with Aspire Capital, pursuant to which the Company has the option to require Aspire Capital to purchase up to an aggregate of $15.0 million of shares of the Company's common stock (the "Purchase Shares") upon and subject to the terms of the 2015 Aspire Purchase Agreement. In consideration for entering into the purchase agreement, Aspire Capital received a commitment fee of 450,000 shares (the "Commitment Shares"). No shares have been sold under the 2015 Facility as of the date of the filing of this report and the 2015 Aspire Purchase Agreement was terminated on July 21, 2017.

Eastern – Share Purchase Agreements

On January 13, 2016, the Company entered into a share purchase agreement with Eastern pursuant to which Eastern agreed to purchase 3,500,000 shares of the Company's common stock at a price of $0.622 per share. The Company received proceeds of $2,177,000 and the shares were issued on January 25, 2016. In addition, Eastern agreed to exercise warrants it had previously acquired to purchase 1,784,000 shares of the Company's common stock at an exercise price of $0.53 per share. The Company received proceeds of approximately $945,000 from the exercise of the warrants and the shares were issued on January 25, 2016.

On January 13, 2016, the Company entered into a separate share purchase agreement with Eastern pursuant to which Eastern agreed to purchase 6,500,000 shares of the Company's common stock at a price of $0.622 per share, subject to the approval of the Company's stockholders. The Company's stockholders approved the issuance of the 6,500,000 shares to Eastern at the Company's annual meeting on April 7, 2016. On April 13, 2016, the Company issued the 6,500,000 shares and received proceeds of $4,043,000. These shares are subject to a three-year standstill agreement (the “Standstill Agreement”)which will restrict additional acquisitions of the Company's equity by Eastern and its controlled affiliates to limit its beneficial ownership of the Company's outstanding shares of common stock to a maximum of 38%, absent the approval by a majority of the Company's Board of Directors.

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of a newly created iBio CMO Preferred Tracking Stock, par value $0.001 per share (the "Preferred Tracking Stock"), in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions contemplated in the Exchange Agreement, the Company owns 99.99% and the Eastern Affiliate owns 0.01% of iBio CDMO.

On November 27, 2017, the Company's Board of Directors authorized the Company’s Chief Executive Officer to invite Eastern to purchase shares in the November 2017 public offering described above, provided that such purchase did not result in Eastern being the beneficial owner of more than 40% of the aggregate number of shares the Company’s outstanding common stock rather than the limit of 38% set forth in the Standstill Agreement. As of the date of the filing of this report, Eastern beneficially owned approximately 40% of our outstanding shares of common stock.

iBio CDMO

In December 2017, the Eastern Affiliate contributed $1.05 million to iBio for working capital purposes which has been recorded as additional paid-in capital. Subsequently, the Company contributed $3.5 million into iBio CDMO. The $3.5 million contribution has been eliminated in the consolidated financial statements.

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

	Three Months ended December 31,		Six Months ended December 31,
	2017	2016	2017	2016
Basic and diluted numerator:

Net loss attributable to iBio, Inc.	$(3,899)	$(3,229)	$(7,725)	$(6,290)
Preferred stock dividends	65	-	131	-
Net loss available to iBio, Inc. stockholders	$(3,964)	$(3,229)	$(7,856)	$(6,290)

Basic and diluted denominator:

Weighted-average common shares outstanding	96,609	89,109	96,127	89,109

Per share amount	$(0.04)	$(0.04)	$(0.08)	$(0.07)

In Fiscal 2018 and Fiscal 2017, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share are the same. As of December 31, 2017 and 2016, shares issuable which could potentially dilute future earnings included approximately 13.6 million and 12.3 million stock options, respectively.

11.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,
	2017	2016
Research and development	$10	$5
General and administrative	179	236
Totals	$189	$241

	Six Months Ended December 31,
	2017	2016
Research and development	$24	$11
General and administrative	370	495
Totals	$394	$506

Stock Options

On August 12, 2008, the Company adopted the 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 17, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million. As of December 31, 2017, there were approximately 1.3 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

Issuance of stock options during Fiscal 2018 were as follows:

On July 1, 2017, the Company granted stock options to an employee to purchase 50,000 shares of common stock. These options vest ratably over a three-year service period, expire ten years from the date of grant, and have a weighted-average exercise price of $0.40 per share.

The following table summarizes all stock option activity during Fiscal 2018:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2017	13,548,334	$1.21	5.8	$138
Granted	50,000	0.39
Forfeited/expired	(42,500)	0.40
Outstanding as of December 31, 2017	13,555,834	$1.21	5.4	$-
Vested and, as of December 31, 2017, expected to vest	13,513,517	$1.21	5.4	$-

Exercisable as of December 31, 2017	11,256,688	$1.27	4.7	$-

The weighted-average grant date fair value of stock options granted during the six months ended December 31, 2017 was $0.34 per share. As of December 31, 2017, there was approximately $735,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 1.5 years.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.23%
Dividend yield	0%
Volatility	103.10%
Expected term (in years)	9

12.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici in which iBio's President is a minority stockholder. See Note 7.

Agreements with Eastern Capital Limited and its Affiliates

As more fully discussed in Note 9, the Company entered into two share purchase agreements with Eastern and sold 10 million shares of common stock at a price of $0.622 per share. The Company received proceeds of $6,220,000. In addition, Eastern agreed to exercise warrants it had previously acquired to purchase 1,784,000 shares of the Company's common stock at an exercise price of $0.53 per share. The Company received proceeds of approximately $945,000 from the exercise of the warrants.

Concurrently with the execution of the Purchase Agreements, iBio entered into a contract manufacturing joint venture with an affiliate of Eastern to develop and manufacture plant-made pharmaceuticals through iBio's recently formed subsidiary, iBio CDMO. The Eastern Affiliate contributed $15.0 million in cash to iBio CDMO, for a 30% interest in iBio CDMO. iBio retained a 70% equity interest in iBio CDMO. As the majority equity holder, iBio has the right to appoint a majority of the members of the Board of Managers that manages the iBio CDMO joint venture. Specified material actions by the joint venture require the consent of iBio and the Eastern Affiliate. iBio contributed to the capital of iBio CDMO a royalty bearing license, which grants iBio CDMO a non-exclusive license to use the iBio's proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. iBio retains all other rights in its intellectual property, including the right for itself to commercialize products based on its proprietary technologies or to grant licenses to others to do so.

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CDMO a 34-year sublease of a Class A life sciences building in Bryan, Texas, on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at December 31, 2017 and June 30, 2017 due to the Second Eastern Affiliate amounted to $911,000 and $650,000, respectively. General and administrative expenses related to Second Eastern Affiliate were approximately $158,000 and $180,000 for the three months ended December 31, 2017 and 2016, respectively, and approximately $342,000 and $347,000 for the six months ended December 31, 2017 and 2016, respectively. Interest expense related to the Second Eastern Affiliate amounted to approximately $479,000 and $483,000 for the three months ended December 31, 2017 and 2016, respectively, and $959,000 and $966,000 for the six months ended December 31, 2017 and 2016, respectively. The terms of the sublease are described in Note 8.

A three-year standstill agreement (the "Standstill Agreement") that took effect upon the issuance of the Eastern Shares pursuant to the 6,500,000 Purchase Agreement restricts additional acquisitions of iBio equity by Eastern and its controlled affiliates to limit its beneficial ownership of the Company's outstanding shares of common stock to a maximum of 38%, absent approval by a majority of the Company's Board of Directors. On November 27, 2017, the Company's Board of Directors authorized the Company’s Chief Executive Officer to invite Eastern to purchase shares in the November 2017 public offering described in Note 9, provided that such purchase did not result in Eastern being the beneficial owner of more than 40% of the aggregate number of shares the Company's outstanding common stock rather than the limit of 38% set forth in the Standstill Agreement.

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of the iBio CMO Preferred Tracking Stock, par value $0.001 per share (the "Preferred Tracking Stock"), in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions contemplated in the Exchange Agreement, the Company owns 99.99% and the Eastern Affiliate owns 0.01% of iBio CDMO.

Month-to-Month Lease with Minority Stockholder

The Company is renting office space on a month-to-month basis from an entity owned by a minority stockholder of the Company. Rent was $2,500 per month effective December 2015 through February 2017 and increased to $7,500 per month effective March 2017. Rent expense totaled $22,500 and $7,500 for the three months ended December 31, 2017 and 2016, respectively, and $45,000 and $15,000 for the six months ended December 31, 2017 and 2016, respectively.

13.	Income Taxes

The Company recorded no income tax expense for the six months ended December 31, 2017 and 2016 because the estimated annual effective tax rate was zero. As of December 31, 2017, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

In December 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

14.	Commitments and Contingencies

Agreements

In September 2013, the Company and Fraunhofer entered into an agreement, the Terms of Settlement for the TTA Seventh Amendment (the “2013 Settlement Agreement”). Under the terms of the 2013 Settlement Agreement, various payment obligations, including accrued payment obligations existing at June 30, 2013, were released, terminated or modified. The significant modifications are as follows:

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

On December 30, 2013, the Company entered into a Project Agreement with the Medical University of South Carolina ("MUSC") providing for the performance of research and development services by MUSC related to peptides for the treatment of fibrosis. The agreement requires the Company to make payments totaling $78,000 through December 1, 2014 and provides the Company with certain intellectual property rights. Effective September 1, 2014, the Company and MUSC executed an Amendment to the agreement. The Amendment extended the term of the agreement to December 31, 2015 and increased the total payments due MUSC from the Company by $161,754.

Lawsuits

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case–the scope of iBio’s ownership of the technology developed or held by Fraunhofer–before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. Fraunhofer filed an answer and counterclaims in March 2017, but in May 2017, Fraunhofer obtained new counsel, and with iBio’s agreement (as a matter of procedure), filed an amended answer and amended counterclaims in July 2017.  The Company replied to those counterclaims on August 9, 2017. In November 2017, the Company engaged new counsel to further lead its litigation efforts, and on November 3, 2017, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer. This complaint follows iBio’s pending litigation filed in March 2015, described above, against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer. The parties have continued to proceed with written discovery. The Company is unable to predict the further outcome of this action at this time.

15.	Segment Reporting

In accordance with FASB ASC 280, "Segment Reporting," the Company discloses financial and descriptive information about its reportable segments. The Company operates in two segments, iBio, Inc. and iBio CDMO. Management has determined that the activity of iBio CDMO should be segregated as a separate segment and that the activity of iBio Brazil is currently immaterial and is to be included in the activity of iBio, Inc. These segments are components of the Company about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Three Months Ended December 31, 2017 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$153	$-	$-	$153
Revenues – intersegment	330	96	(426)	-
Research and development	676	482	(165)	993
General and administrative	1,221	1,694	(328)	2,587
Operating loss	(1,414)	(2,013)	-	(3,427)
Interest expense	-	(479)	-	(479)
Interest and other income	4	2	-	6
Consolidated net loss	(1,410)	(2,490)	-	(3,900)
Total assets	21,563	26,002	(12,725)	34,840
Fixed assets, net	7	25,282	-	25,289
Intangible assets, net	1,702	-	-	1,702
Depreciation expense	-	341	-	341
Amortization of intangible assets	84	-	-	84

Three Months Ended December 31, 2016 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$75	$-	$-	$75
Revenues – intersegment	260	407	(667)	-
Research and development	1,016	447	(414)	1,049
General and administrative	1,241	1,363	(253)	2,351
Operating loss	(1,922)	(1,403)	-	(3,325)
Interest expense	-	(483)	-	(483)
Interest and other income	9	7	-	16
Consolidated net loss	(1,913)	(1,879)	-	(3,792)
Total assets	9,870	34,333	(15)	44,188
Fixed assets, net	7	25,446	-	25,453
Intangible assets, net	1,960	-	-	1,960
Depreciation expense	1	325	-	326
Amortization of intangible assets	88	-	-	88

Six Months Ended December 31, 2017 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$237	$38	$-	$275
Revenues – intersegment	631	306	(937)	-
Research and development	1,294	966	(282)	1,978
General and administrative	2,320	3,392	(627)	5,085
Operating loss	(2,746)	(4,042)	-	(6,788)
Interest expense	-	(959)	-	(959)
Interest and other income	16	4	-	20
Consolidated net loss	(2,730)	(4,997)	-	(7,727)
Total assets	21,563	26,002	(12,725)	34,840
Fixed assets, net	7	25,282	-	25,289
Intangible assets, net	1,702	-	-	1,702
Depreciation expense	1	678	-	679
Amortization of intangible assets	169	-	-	169

Six Months Ended December 31, 2016 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$161	$49	$-	$210
Revenues – intersegment	412	589	(1,001)	-
Research and development	1,700	768	(599)	1,869
General and administrative	2,588	2,634	(402)	4,820
Operating loss	(3,715)	(2,764)	-	(6,479)
Interest expense	-	(966)	-	(966)
Interest and other income	27	14	-	41
Consolidated net loss	(3,688)	(3,716)	-	(7,404)
Total assets	9,870	34,333	(15)	44,188
Fixed assets, net	7	25,446	-	25,453
Intangible assets, net	1,960	-	-	1,960
Depreciation expense	2	648	-	650
Amortization of intangible assets	176	-	-	176

16.	Subsequent Event

On January 4, 2018, the Company received notification from the NYSE AMERICAN LLC (“NYSE American”) pursuant to Section 1003(f)(v) of the NYSE American’s Company Guide that, due to the Company’s current low selling share price, the Company’s continued listing on the NYSE American is predicated on the Company effecting a reverse stock split or otherwise demonstrating sustained improvement in its share price within a reasonable period of time, which the NYSE American has determined to be no later than July 5, 2018.

The Company’s common stock will continue to be listed on the NYSE American while it attempts to regain compliance with the listing standards noted, subject to the Company’s compliance with other continued listing requirements. The Company’s common stock will continue to trade under the symbol “IBIO,” but will have an added designation of “.BC” to indicate that the Company is not in compliance with the NYSE American’s listing standards.

The NYSE American notification does not affect the Company’s business operations or its reporting obligations under the Securities and Exchange Commission regulations and rules and does not conflict with or cause an event of default under any of the Company’s material agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Comparison of Three Months ended December 31, 2017 ("Fiscal 2018") versus December 31, 2016 ("Fiscal 2017")

Revenue

Gross revenue for Fiscal 2018 and Fiscal 2017 was approximately $153,000 and $75,000, respectively, an increase of approximately $78,000, primarily attributable to an increase in third-party proof of concept, feasibility study and small-scale production contracts offset by no revenue recognized for the technology services previously performed pursuant to the agreement with Bio-Manguinhos/Fiocruz (“Fiocruz”).

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

Research and development expenses

Research and development expenses for Fiscal 2018 and Fiscal 2017 were $993,000 and $1,049,000, respectively, a decrease of approximately $56,000. The decrease was primarily attributed to an increase in research and development personnel costs at iBio CDMO offset by the decrease in contracted research expenses with Fiocruz.

General and administrative expenses

General and administrative expenses for Fiscal 2018 and Fiscal 2017 were approximately $2,586,000 and $2,351,000, respectively, an increase of approximately $235,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase resulted from an increase in general and administrative expenses related to the iBio CDMO operations offset by a reduction of legal and consulting expenses incurred by iBio, Inc.

Other income

Other income (expense) for Fiscal 2018 and Fiscal 2017 was approximately ($473,000) and ($467,000), respectively.

As discussed above, iBio CMO's operations take place in a facility in Bryan, Texas under a 34-year sublease. Such sublease is accounted for as a capital lease. In Fiscal 2018 and Fiscal 2017, other income (expense) included interest expense of $479,000 and $483,000, respectively, incurred under the capital lease offset by interest and royalty income of $6,000 and $16,000, respectively.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CDMO for an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The noncontrolling interest held by the Eastern Affiliate represented 0.01% and 30% in Fiscal 2018 and Fiscal 2017, respectively.

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of a newly created iBio CMO Preferred Tracking Stock, par value $0.001 per share (the "Preferred Tracking Stock"), in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions contemplated in the Exchange Agreement, the Company owns 99.99% and the Eastern Affiliate owns 0.01% of iBio CDMO.

Comparison of Six Months ended December 31, 2017 ("Fiscal 2018") versus December 31, 2016 ("Fiscal 2017")

Revenue

In Fiscal 2018 and 2017, gross revenue was approximately $275,000 and $210,000, respectively, an increase of approximately $65,000, primarily attributable to an increase in third-party proof of concept, feasibility study and small-scale production contracts offset by no revenue recognized for the technology services previously performed pursuant to the agreement with Fiocruz.

Previously, revenue had been attributable to technology services provided to FioCruz in connection with the development by FioCruz of a yellow fever vaccine using our iBioLaunch™ technology. To fulfill our obligations, we engaged Fraunhofer USA Inc. ("Fraunhofer") as a subcontractor to perform the services required. During 2013, the Company, FioCruz and Fraunhofer were awaiting approval by the Brazilian government of a contract amendment reflecting the agreed modifications to the work plan. During this waiting period, no revenues were recognized by the Company in connection with services provided to FioCruz through the subcontract arrangement with Fraunhofer. In June 2014, the Company, FioCruz and Fraunhofer amended their Collaboration and License Agreement reflecting the agreed modifications to the work plan and work was resumed by Fraunhofer for the Company to continue development of a yellow fever vaccine using the Company's iBioLaunch ™ technology.

Research and development expenses

In Fiscal 2018 and 2017, research and development expenses were $1,978,000 and $1,869,000, respectively, an increase of approximately $109,000. The increase was primarily related to an increase in research and development personnel costs at iBio CDMO offset by the decrease in contracted research expenses with Fiocruz.

General and administrative expenses

In Fiscal 2018 and 2017, general and administrative expenses were approximately $5,084,000 and $4,820,000, respectively, an increase of approximately $264,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase resulted from an increase in general and administrative expenses related to the iBio CDMO operations offset by a reduction of legal and consulting expenses incurred by iBio, Inc.

Other income

In Fiscal 2018 and 2017, other income (expense) was approximately ($939,000) and ($925,000), respectively.

As discussed above, iBio CMO's operations take place in a facility in Bryan, Texas under a 34-year sublease. Such sublease is accounted for as a capital lease. In Fiscal 2018 and 2017 other income (expense) included interest expense of $959,000 and $966,000, respectively, incurred under the capital lease offset by interest and royalty income of $20,000 and $41,000, respectively.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate in Fiscal 2018. The noncontrolling interest held by the Eastern Affiliate represented 0.01% and 30% in Fiscal 2018 and Fiscal 2017, respectively.

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of a newly created iBio CMO Preferred Tracking Stock, par value $0.001 per share (the "Preferred Tracking Stock"), in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions contemplated in the Exchange Agreement, the Company owns 99.99% and the Eastern Affiliate owns 0.01% of iBio CDMO.

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $7.3 million as compared to $8.1 million as of June 30, 2017.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $6.6 million. The decrease in cash was attributable to funding our net loss for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $312,000. Cash used in investing activities was attributable to the additions of intangible assets of $35,000 and the capitalization of fixed assets primarily for iBio CDMO of $277,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.1 million. On July 24, 2017, we sold 2,500,000 shares of our common stock to Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an aggregate purchase price of $1,000,000 and on November 30, 2017, we sold 22,500,000 shares of our common stock under a public offering for gross proceeds of $4.5 million. In addition, the Eastern Affiliate contributed $1.05 million for working capital purposes. The proceeds were offset by costs to raise capital of $321,000 and principal payments on our capital lease obligation of $90,000.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma, Inc. in August 2008. As of December 31, 2017, our accumulated deficit was approximately $79.8 million, and we used approximately $6.6 million of cash for operating activities for Fiscal 2018. As of December 31, 2017, cash on hand is approximately $7.3 million which is expected to support the Company's activities at least through May 31, 2018.

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

On November 30, 2017, the Company completed a public offering of 22,500,000 shares of its common stock at a public offering price of $0.20 per share raising gross proceeds of $4,500,000. The shares of common stock were issued pursuant to an underwriting agreement entered into between the Company and Aegis. The Company incurred underwriting discounts, commissions and other offering expenses of $311,000 related to closing and completion of this public offering.

On July 24, 2017, we entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $16,000,000 of our common stock (subject to certain limitations) from time to time over the 36-month term of the agreement. As a result, on July 24, 2017, 1,200,000 shares of our common stock were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the agreement, and 2,500,000 shares of common stock were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000. Despite any further proceeds we may receive pursuant to the Lincoln Park Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond February 9, 2019.

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

As of the date of the filing of this report, Eastern beneficially owned approximately 40% of our outstanding shares of common stock. See Note 9 in the consolidated financial statements for a further description of the transactions.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On January 4, 2018, we received notification from the NYSE AMERICAN LLC (“NYSE American”) pursuant to Section 1003(f)(v) of the NYSE American’s Company Guide that, due to the Company’s current low selling share price, the Company’s continued listing on the NYSE American is predicated on our effecting a reverse stock split or otherwise demonstrating sustained improvement in our share price within a reasonable period of time, which the NYSE American has determined to be no later than July 5, 2018.

The Company’s common stock will continue to be listed on the NYSE American while we attempt to regain compliance with the listing standards noted, subject to the Company’s compliance with other continued listing requirements. The Company’s common stock will continue to trade under the symbol “IBIO,” but will have an added designation of “.BC” to indicate that the Company is not in compliance with the NYSE American’s listing standards.

The NYSE American notification does not affect our business operations or reporting obligations under the Securities and Exchange Commission regulations and rules and does not conflict with or cause an event of default under any of the Company’s material agreements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2017, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2017 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2017. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits

On March 17, 2015, we filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with us. On September 16, 2015, we voluntarily dismissed our action against Yusibov, without prejudice, and thereafter on September 29, 2015, we filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with us and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case–the scope of iBio’s ownership of the technology developed or held by Fraunhofer–before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. Fraunhofer filed an answer and counterclaims in March 2017, but in May 2017, Fraunhofer obtained new counsel, and with iBio’s agreement (as a matter of procedure), filed an amended answer and amended counterclaims in July 2017.  The Company replied to those counterclaims on August 9, 2017. In November 2017, we engaged new counsel to further lead our litigation efforts, and on November 3, 2017, we filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer. This complaint follows our pending litigation filed in March 2015, described in Note 14, against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer. The parties have continued to proceed with written discovery. We are unable to predict the further outcome of this action at this time.

Item 6. Exhibits.

Exhibit Number

3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company *
3.3	First Amended and Restated Bylaws of the Company (2)
3.4	Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (3)
4.1	Registration Rights Agreement between iBio, Inc. and Lincoln Park Capital Fund, LLC, dated July 24, 2017(4)
10.1	Purchase Agreement, dated July 24, 2017, between iBio, Inc. and Lincoln Park Capital Fund, LLC (4)
10.2	Amended and Restated Underwriting Agreement, dated November 30, 2017, between iBio, Inc. and Aegis Capital Corp. (5)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Labeled *
101.PRE	XBRL Taxonomy Extension Presentation *

(1)	Incorporated herein by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 15, 2014 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (Commission File No. 001-35023).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017 (Commission File No. 001-35023).
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (Commission File No. 001-35023).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: February 14, 2018	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman (Principal Executive Officer)

Date: February 14, 2018	/s/ James P. Mullaney
James P. Mullaney
(Principal Financial Officer and
Principal Accounting Officer)

