Form 10-Q
period 2018-03-31
iBio, Inc.
filed 2018-05-11
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Shares of Common Stock outstanding as of May 11, 2018:           115,918,510

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	March 31, 2018	June 30, 2017
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$3,398	$8,088
Accounts receivable – trade	181	175
Work in process	-	26
Prepaid expenses and other current assets	407	283
Total Current Assets	3,986	8,572

Fixed assets, net of accumulated depreciation	25,335	25,589
Intangible assets, net of accumulated amortization	1,687	1,823
Security deposit	26	26
Total Assets	$31,034	$36,010

Liabilities and Equity
Current liabilities:
Accounts payable (related party of $101 and $87 as of March 31, 2018 and June 30, 2017, respectively)	$939	$749
Accrued expenses (related party of $478 and $650 as of March 31, 2018 and June 30, 2017, respectively)	746	924
Capital lease obligation - current portion	194	183
Deferred revenue	68	157
Total Current Liabilities	1,947	2,013

Capital lease obligation - net of current portion	24,935	25,082

Total Liabilities	26,882	27,095

Commitments and Contingencies

Equity
iBio, Inc. Stockholders' Equity:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 1 share issued and outstanding as of both March 31, 2018 and June 30, 2017	-	-
Common stock - $0.001 par value; 275,000,000 and 175,000,000 shares authorized as of March 31, 2018 and June 30, 2017, respectively, 115,918,510 and 89,118,510 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	116	89
Additional paid-in capital	87,877	80,977
Accumulated other comprehensive loss	(29)	(29)
Accumulated deficit	(83,810)	(72,123)
Total iBio, Inc. Stockholders' Equity	4,154	8,914
Noncontrolling interest	(2)	1
Total Equity	4,152	8,915
Total Liabilities and Equity	$31,034	$36,010

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; In Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Revenues	$78	$37	$353	$247

Operating expenses:
Research and development (related party of $227, $225, $600 and $670), net of grant income of $0, $44, $44 and $84	966	1,136	2,944	3,005
General and administrative (related party of $186, $191, $573 and $533)	2,605	2,837	7,690	7,657
Total operating expenses	3,571	3,973	10,634	10,662

Operating loss	(3,493)	(3,936)	(10,281)	(10,415)

Other income (expense):
Interest expense (related party of $478, $481, $1,437 and $1,447)	(478)	(481)	(1,437)	(1,447)
Interest income	4	8	13	33
Royalty income	4	4	15	20

Total other income (expense)	(470)	(469)	(1,409)	(1,394)

Consolidated net loss	(3,963)	(4,405)	(11,690)	(11,809)
Net loss attributable to noncontrolling interest	1	492	3	1,606
Net loss attributable to iBio, Inc.	(3,962)	(3,913)	(11,687)	(10,203)
Preferred stock dividends	(64)	(26)	(195)	(26)
Net loss available to iBio, Inc.	$(4,026)	$(3,939)	$(11,882)	$(10,229)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.03)	$(0.04)	$(0.12)	$(0.11)

Weighted-average common shares outstanding - basic and diluted	115,449	89,109	102,473	89,109

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

 Nine Months Ended March 31, 2018

(Unaudited; In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2017	-	$-	89,119	$89	$80,977	$(29)	$(72,123)	$1	$8,915

Sales of common stock	-	-	25,600	26	5,595	-	-	-	5,621

Costs to raise capital	-	-	-	-	(321)	-	-	-	(321)

Commitment fees for issuance of common stock	-	-	1,200	1	(1)	-	-	-	-

Additional paid-in capital – preferred stock	-	-	-	-	1,050	-	-	-	1,050

Share-based compensation	-	-	-	-	577	-	-	-	577

Net loss	-	-	-	-	-	-	(11,687)	(3)	(11,690)

Balance as of March 31, 2018	-	$-	115,919	$116	$87,877	$(29)	$(83,810)	$(2)	$4,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Nine Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Consolidated net loss	$(11,690)	$(11,809)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	577	713
Amortization of intangible assets	256	264
Depreciation	1,020	987
Changes in operating assets and liabilities:
Accounts receivable – trade	(6)	357
Accounts receivable – unbilled	-	122
Work in process	26	(38)
Prepaid expenses and other current assets	(123)	(110)
Security deposit	-	3
Accounts payable	102	7
Accrued expenses	(178)	37
Deferred revenue	(89)	69

Net cash used in operating activities	(10,105)	(9,398)

Cash flows from investing activities:
Additions to intangible assets	(85)	(259)
Purchases of fixed assets	(712)	(809)

Net cash used in investing activities	(797)	(1,068)

Cash flows from financing activities:
Proceeds from sale of common stock	5,621	-
Costs to raise capital	(321)	-
Proceeds from additional paid-in capital – preferred stock	1,050	-
Payment of capital lease obligation	(136)	(126)

Net cash provided by (used in) financing activities	6,214	(126)

Effect of exchange rate changes	(2)	-

Net decrease in cash	(4,690)	(10,592)
Cash - beginning of period	8,088	23,014
Cash - end of period	$3,398	$12,422

Schedule of non-cash activities:
Unpaid intangible assets included in accounts payable	$42	$197
Intangible assets included in accounts payable in prior period, paid in current period	$7	-
Fixed assets included in accounts payable in prior period, paid in current period	$87	$71
Unpaid fixed assets included in accounts payable	$141	$468
Issuance of preferred stock for acquisition of additional interest in subsidiary	$-	$12,499

Supplemental cash flow information:
Cash paid during the period for interest	$1,439	$1,449

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

Foreign Currency

The Company accounts for foreign currency translation pursuant to Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 830, "Foreign Currency Matters." The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three and nine months ended March 31, 2018 and 2017, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

Going Concern

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2018, the Company's accumulated deficit was $83.8 million. For the nine months ended March 31, 2018, the Company's net loss was approximately $11.7 million and it had cash used in operating activities of $10.1 million. As of March 31, 2018, cash on hand is approximately $3.4 million which is expected to support the Company's activities at least through May 31, 2018.

The Company has historically financed its activities through the sale of common stock and warrants. Through March 31, 2018, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies and the development of a proprietary therapeutic product against fibrosis based upon those technologies, advancing its intellectual property, the build-out and recommissioning of its CDMO facility, and general and administrative activities.

As of March 31, 2018, the Company has not completed development of or commercialized any vaccine or therapeutic product candidates. As such, the Company expects to continue to incur significant expenses and operating losses for at least the next year. The Company anticipates that its expenses and losses will increase substantially if the Company:

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

On July 24, 2017, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC ("Lincoln Park"), an Illinois limited liability company, pursuant to which Lincoln Park has agreed to purchase from the Company up to an aggregate of $16,000,000 of the Company's common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the "Lincoln Park Purchase Agreement"). As a result, on July 24, 2017, 1,200,000 shares of the Company's common stock were issued to Lincoln Park as consideration for Lincoln Park's commitment to purchase shares of its common stock under the agreement, and the Company sold 2,500,000 shares of common stock to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000. During March 2018, the Company sold an additional 600,000 shares to Lincoln Park pursuant to the Lincoln Park Purchase Agreement for an aggregate gross purchase price of $121,290. See Note 9 for a further discussion of the transaction.

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

The Company plans to fund its future business operations using cash on hand, through proceeds from the sale of additional equity or other securities, including sales of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement entered into on July 24, 2017, and through proceeds realized in connection with the commercialization of its technologies and proprietary products, license and collaboration arrangements and the operation of our subsidiary, iBio CDMO. On May 2, 2018, the Company filed a Form S-1 Registration Statement containing a preliminary prospectus offering shares of the Company’s common stock, $0.001 par value, in a firm commitment underwritten public offering. Subject to the Registration Statement being declared effective by the SEC, the number of shares of common stock to be offered and the offer price will be determined between the Company and the underwriter at the time of pricing, and may be at a discount to the current market prices.

The Company cannot be certain that any such funding will be available on favorable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and the Company may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for its technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize; or d) possibly cease operations.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. Grant income amounted to approximately $0 and $44,000 for the three months ended March 31, 2018 and 2017, respectively, and approximately $44,000 and $84,000 for the nine months ended March 31, 2018 and 2017, respectively.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. Work in process totaled approximately $0 and $26,000 at March 31, 2018 and June 30, 2017, respectively.

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

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the three and nine months ended March 31, 2018 and 2017.

Foreign Currency

The Company accounts for foreign currency translation pursuant to FASB ASC 830, "Foreign Currency Matters." The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three and nine months ended March 31, 2018 and 2017, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods (quarter ending September 30, 2018 for the Company). The Company will evaluate the effects of adopting ASU 2017-01 if and when it is deemed to be applicable.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting" (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods (quarter ending September 30, 2018 for the Company). Early adoption is permitted. The Company will evaluate the effects of adopting ASU 2017-09 if and when it is deemed to be applicable.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements. Most of the newer standards issued represent technical corrections to the accounting literature or application to specific industries which have no effect on the Company’s condensed consolidated financial statements.

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses in the Company's condensed consolidated balance sheets approximated their fair values as of March 31, 2018 and June 30, 2017 due to their short-term nature. The carrying value of the capital lease obligation approximated its fair value as of March 31, 2018 and June 30, 2017 as the interest rate used to discount the lease payments approximated market.

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

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	March 31, 2018	June 30, 2017
Facility under capital lease	$20,000	$20,000
Equipment under capital lease	6,000	6,000
Facility improvements	337	332
Construction in process	503	-
Medical equipment	1,016	905
Office equipment and software	403	256
	28,259	27,493
Accumulated depreciation – assets under capital lease	(2,722)	(1,805)
Accumulated depreciation – other	(202)	(99)
	(2,924)	(1,904)
Net fixed assets	$25,335	$25,589

Depreciation expense was approximately $341,000 and $337,000 for the three months ended March 31, 2018 and 2017, respectively, and for the nine months ended March 31, 2018 and 2017, depreciation expense was approximately $1,020,000 and $987,000, respectively. Depreciation of the assets under the capital lease amounted to approximately $306,000 for each of the three months ended March 31, 2018 and 2017. Depreciation of the assets under the capital lease amounted to approximately $917,000 and $929,000 for the nine months ended March 31, 2018 and 2017, respectively.

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

In January 2014, the Company entered into a license agreement with a U.S. university whereby iBio acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology"). The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing a New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially became due on December 1, 2015, and on August 11, 2016, the agreement was amended and subsequent six-month extensions have been automatically granted extending the due date until December 31, 2017, at which time, the Company and the university agreed to set a new milestone schedule and are currently undergoing an analysis based on new data and revised forecasted timelines.

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

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	March 31, 2018	June 30, 2017
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,466	2,346
	5,566	5,446
Intellectual property – accumulated amortization	(2,205)	(2,088)
Patents – accumulated amortization	(1,674)	(1,535)
	(3,879)	(3,623)
Net intangible assets	$1,687	$1,823

Amortization expense was approximately $86,000 and $88,000 for the three months ended March 31, 2018 and 2017, respectively, and for the nine months ended March 31, 2018 and 2017, amortization expense was $256,000 and $264,000, respectively.

7.	Significant Vendors

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC ("Novici") in which iBio's President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $101,000 and $87,000 at March 31, 2018 and June 30, 2017, respectively. Research and development expenses related to Novici were approximately $227,000 and $225,000 for the three months ended March 31, 2018 and 2017, respectively, and approximately $600,000 and $670,000 for the nine months ended March 31, 2018 and 2017, respectively.

Fraunhofer

Previously, Fraunhofer was the Company's most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below). The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $75,000 as of March 31, 2018 and June 30, 2017. See Note 14 – Commitments and Contingencies.

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

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the "Amended Agreement") which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. For both the three months ended March 31, 2018 and 2017, no revenue was recognized under the Amended Agreement. For the nine months ended March 31, 2018 and 2017, the Company recognized revenue of $0 and $137,000, respectively, for work performed for Fiocruz pursuant to the Amended Agreement by the Company's subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work. iBio and Fiocruz are currently evaluating plans for further collaboration without prospective reliance on older Fraunhofer-derived technology and data.

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

In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO's applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. Percentage rent amounted to approximately $87,500 and $29,000 for the three months ended March 31, 2018 and 2017, respectively, and $112,000 and $75,000 for the nine months ended March 31, 2018 and 2017, respectively.

Interest expense incurred under the capital lease obligation amounted to approximately $478,000 and $481,000 for the three months ended March 31, 2018 and 2017, respectively, and $1,437,000 and $1,447,000 for the nine months ended March 31, 2018 and 2017, respectively.

Future minimum payments under the capitalized lease obligations are due as follows:

Fiscal period ending on March 31:	Principal	Interest	Total
2019	$193,758	$1,906,242	$2,100,000
2020	208,924	1,891,076	2,100,000
2021	225,277	1,874,723	2,100,000
2022	242,911	1,857,089	2,100,000
2023	261,924	1,838,076	2,100,000
Thereafter	23,995,864	32,704,136	56,700,000

Total minimum lease payments	25,128,658	$42,071,342	$67,200,000
Less: current portion	(193,758)
Long-term portion of minimum lease obligations	$24,934,900

9.	Stockholders' Equity

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

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company's 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of December 31, 2017, no dividends have been declared. Accrued dividends total approximately $286,000 at March 31, 2018.

2.	The holders of Preferred Tracking Stock, voting separately as a class, are entitled to approve by the affirmative vote of a majority of the shares of Preferred Tracking Stock outstanding any amendment, alteration or repeal of any of the provisions of, or any other change to, the Certificate of Incorporation of the Company or the Certificate of Designation that adversely affects the rights, powers or privileges of the Preferred Tracking Stock, any increase in the number of authorized shares of Preferred Tracking Stock, the issuance or sale of any additional shares of Preferred Tracking Stock or any securities convertible into or exercisable or exchangeable for Preferred Tracking Stock, the creation or issuance of any shares of any additional class or series of capital stock unless the same ranks junior to the Preferred Tracking Stock, or the reclassification or alteration of any existing security of the Company that is junior to or pari passu with the Preferred Tracking Stock, if such reclassification or alteration would render such other security senior to the Preferred Tracking Stock.

3.	Except as required by applicable law, the holders of Preferred Tracking Stock have no other voting rights.

4.	No dividend may be declared or paid or set aside for payment or other distribution declared or made upon the Company's common stock and no common stock may be redeemed, purchased or otherwise acquired for any consideration by the Company unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

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

Common Stock

On December 19, 2017, the Company’s stockholders approved an amendment of the Company’s certificate of incorporation increasing the number of authorized shares of its common stock to 275 million. As of June 30, 2017, the Company had been authorized to issue up to 175 million shares of common stock. In addition, as of March 31, 2018, the Company had reserved up to 15 million shares of common stock for incentive compensation (stock options and restricted stock). No shares are reserved for the exercise of warrants.

On April 23, 2018, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended (the "Reverse Split Amendment"), to effect a reverse stock split of the Company’s Common Stock, $0.001 par value per share, at the discretion of the Company’s Board of Directors. The Board of Directors has the authority to decide, at any time prior to April 23, 2019, whether to implement the reverse stock split and the precise ratio of the reverse stock split within a range of one-for-two (1:2) shares of the Company’s common stock to one-for-ten (1:10) shares of the Company’s common stock. If the Board decides to implement the reverse stock split, the reverse stock split will become effective upon the filing of the Reverse Split Amendment.

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

As a result, on July 24, 2017, 1,200,000 newly issued shares of the Company's common stock, equal to three percent of the $16 million availability, were issued to Lincoln Park as consideration for Lincoln Park's commitment to purchase shares of the Company's common stock under the agreement, and 2,500,000 newly issued shares of common stock, valued at $0.40 per share, were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000. During March 2018, the Company sold an additional 600,000 shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement for an aggregate gross purchase price of $121,290.

Under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to, an additional $14,878,710 worth of shares of the Company's common stock. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company's option, over the 36-month term of the agreement.

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

On January 13, 2016, the Company entered into a separate share purchase agreement with Eastern pursuant to which Eastern agreed to purchase 6,500,000 shares of the Company's common stock at a price of $0.622 per share, subject to the approval of the Company's stockholders. The Company's stockholders approved the issuance of the 6,500,000 shares to Eastern at the Company's annual meeting on April 7, 2016. On April 13, 2016, the Company issued the 6,500,000 shares and received proceeds of $4,043,000. These shares are subject to a three-year standstill agreement (the “Standstill Agreement”) which will restrict additional acquisitions of the Company's equity by Eastern and its controlled affiliates to limit its beneficial ownership of the Company's outstanding shares of common stock to a maximum of 38%, absent the approval by a majority of the Company's Board of Directors.

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

	Three Months ended March 31,		Nine Months ended March 31,
	2018	2017	2018	2017
Basic and diluted numerator:

Net loss attributable to iBio, Inc.	$(3,962)	$(3,913)	$(11,687)	$(10,203)
Preferred stock dividends	64	26	195	26
Net loss available to iBio, Inc. stockholders	$(4,026)	$(3,939)	$(11,882)	$(10,229)

Basic and diluted denominator:

Weighted-average common shares outstanding	115,449	89,109	102,473	89,109

Per share amount	$(0.03)	$(0.04)	$(0.12)	$(0.11)

In Fiscal 2018 and Fiscal 2017, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share are the same. As of March 31, 2018 and 2017, shares issuable which could potentially dilute future earnings included approximately 13.5 million and 12.3 million stock options, respectively.

11.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development	$12	$5
General and administrative	171	202
Totals	$183	$207

	Nine Months Ended March 31,
	2018	2017
Research and development	$36	$16
General and administrative	541	697
Totals	$577	$713

Stock Options

On August 12, 2008, the Company adopted the 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 10 million shares. On December 17, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 10 million to 15 million. As of March 31, 2018, there were approximately 1.5 million shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

Issuance of stock options during Fiscal 2018 were as follows:

On July 1, 2017, the Company granted stock options to an employee to purchase 50,000 shares of common stock. These options vest ratably over a three-year service period, expire ten years from the date of grant, and have a weighted-average exercise price of $0.40 per share.

The following table summarizes all stock option activity during Fiscal 2018:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2017	13,548,334	$1.21	5.8	$138
Granted	50,000	0.39
Forfeited/expired	(92,499)	0.40
Outstanding as of March 31, 2018	13,505,835	$1.21	5.1	$11
Vested and, as of March 31, 2018, expected to vest	13,474,019	$1.21	4.5	$11

Exercisable as of March 31, 2018	11,323,355	$1.27	4.5	$11

The weighted-average grant date fair value of stock options granted during the nine months ended March 31, 2018 was $0.34 per share. As of March 31, 2018, there was approximately $538,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 1.4 years.

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

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CDMO a 34-year sublease of a Class A life sciences building in Bryan, Texas, on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at March 31, 2018 and June 30, 2017 due to the Second Eastern Affiliate amounted to $478,000 and $650,000, respectively. General and administrative expenses related to Second Eastern Affiliate were approximately $163,000 and $179,000 for the three months ended March 31, 2018 and 2017, respectively, and approximately $505,000 and $526,000 for the nine months ended March 31, 2018 and 2017, respectively. Interest expense related to the Second Eastern Affiliate amounted to approximately $478,000 and $481,000 for the three months ended March 31, 2018 and 2017, respectively, and $1,437,000 and $1,447,000 for the nine months ended March 31, 2018 and 2017, respectively. The terms of the sublease are described in Note 8.

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

Month-to-Month Lease with Minority Stockholder

The Company is renting office space on a month-to-month basis from an entity owned by a minority stockholder of the Company. Rent was $2,500 per month effective December 2015 through February 2017 and increased to $7,500 per month effective March 2017. Rent expense totaled $22,500 and $12,500 for the three months ended March 31, 2018 and 2017, respectively, and $67,500 and $27,500 for the nine months ended March 31, 2018 and 2017, respectively.

13.	Income Taxes

The Company recorded no income tax expense for the nine months ended March 31, 2018 and 2017 because the estimated annual effective tax rate was zero. As of March 31, 2018, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

Fraunhofer

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

University of Pittsburgh (“UP”)

On January 14, 2014 (the “Effective Date”), the Company entered into an exclusive worldwide License Agreement (“LA”) with UP covering all of the U.S. and foreign patents and patent applications and related intellectual property owned by UP pertinent to the use of endostatin peptides for the treatment of fibrosis. The Company paid an initial license fee of $20,000 and is required to pay all of UP’s patent prosecution costs that were incurred prior to, totaling $30,627, and subsequent to the Effective Date. On each anniversary date the Company is to pay license fees ranging from $25,000 to $150,000 for the first five years and $150,000 on each subsequent anniversary date until the first commercial sale of the licensed technology. Beginning with commercial sales of the technology or approval by the FDA or foreign equivalent, the Company will be required to pay milestone payments, royalties and a percentage of any non-royalty sublicense income to UP.

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

In accordance with FASB ASC 280, "Segment Reporting," the Company discloses financial and descriptive information about its reportable segments. The Company operates in two segments, iBio, Inc. and iBio CDMO. Management has determined that the activity of iBio CDMO should be segregated as a separate segment and that the activity of iBio Brazil is currently immaterial and is to be included in the activity of iBio, Inc. These segments are components of the Company about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Please note that certain totals may not sum due to rounding.

Three Months Ended March 31, 2018 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$78	$-	$-	$78
Revenues – intersegment	323	16	(339)	-
Research and development	576	483	(93)	966
General and administrative	966	1,885	(246)	2,605
Operating loss	(1,141)	(2,352)	-	(3,493)
Interest expense	-	(478)	-	(478)
Interest and other income	7	1	-	8
Consolidated net loss	(1,134)	(2,829)	-	(3,963)
Total assets	21,920	21,763	(12,649)	31,034
Fixed assets, net	6	25,329	-	25,335
Intangible assets, net	1,687	-	-	1,687
Depreciation expense	1	340	-	341
Amortization of intangible assets	86	-	-	86

Three Months Ended March 31, 2017 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$-	$37	$-	$37
Revenues – intersegment	283	361	(644)	-
Research and development	1,033	472	(369)	1,136
General and administrative	1,276	1,836	(275)	2,837
Operating loss	(2,026)	(1,910)	-	(3,936)
Interest expense	-	(481)	-	(481)
Interest and other income	8	4	-	12
Consolidated net loss	(2,018)	(2,387)	-	(4,405)
Total assets	20,573	32,680	(12,555)	40,698
Fixed assets, net	8	25,786	-	25,794
Intangible assets, net	1,895	-	-	1,895
Depreciation expense	1	336	-	337
Amortization of intangible assets	88	-	-	88

Nine Months Ended March 31, 2018 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$316	$37	$-	$353
Revenues – intersegment	954	322	(1,276)	-
Research and development	1,870	1,449	(375)	2,944
General and administrative	3,286	5,305	(901)	7,690
Operating loss	(3,886)	(6,395)	-	(10,281)
Interest expense	-	(1,437)	-	(1,437)
Interest and other income	23	5	-	28
Consolidated net loss	(3,863)	(7,827)	-	(11,690)
Total assets	21,920	21,763	(12,649)	31,034
Fixed assets, net	6	25,329	-	25,335
Intangible assets, net	1,687	-	-	1,687
Depreciation expense	2	1,018	-	1,020
Amortization of intangible assets	256	-	-	256

Nine Months Ended March 31, 2017 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$161	$86	$-	$247
Revenues – intersegment	695	950	(1,645)	-
Research and development	2,733	1,240	(968)	3,005
General and administrative	3,864	4,470	(677)	7,657
Operating loss	(5,741)	(4,674)	-	(10,415)
Interest expense	-	(1,447)	-	(1,447)
Interest and other income	35	18	-	53
Consolidated net loss	(5,706)	(6,103)	-	(11,809)
Total assets	20,573	32,680	(12,555)	40,698
Fixed assets, net	8	25,786	-	25,794
Intangible assets, net	1,895	-	-	1,895
Depreciation expense	3	984	-	987
Amortization of intangible assets	264	-	-	264

16.	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

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

The Company’s common stock will continue to be listed on the NYSE American while it attempts to regain compliance with the listing standards noted, subject to the Company’s compliance with other continued listing requirements. The Company’s common stock will continue to trade under the symbol “IBIO,” but will have an added designation of “BC” to indicate that the Company is not in compliance with the NYSE American’s listing standards.

The NYSE American notification does not affect the Company’s business operations or its reporting obligations under the Securities and Exchange Commission regulations and rules and does not conflict with or cause an event of default under any of the Company’s material agreements.

17.	Subsequent Events

Reverse Stock Split Proposal

On April 23, 2018, the Company held a Special Meeting of Stockholders whereby the Company’s stockholders approved a proposal to effect a reverse stock split of the Company’s Common Stock, $0.001 par value per share, at the discretion of the Company’s Board of Directors. As described in the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2018 (the “Proxy Statement”), at the Special Meeting the stockholders were asked to vote on two matters: (1) to approve an amendment to the Company’s Certificate of Incorporation, as amended (the “Reverse Split Amendment”), to effect a reverse stock split of the Company’s common stock, $0.001 par value per share, at a ratio not less than one-for-two (1:2) and not greater than one-for-ten (1:10), with the exact ratio to be publicly announced and set within that range at the discretion of the Company’s Board of Directors before filing of Reverse Split Amendment without further approval or authorization of the Company’s stockholders (the “Reverse Stock Split Proposal”), and (2) to consider and vote upon a proposal to approve the adjournment of the Special Meeting, if necessary, to solicit additional proxies if there were not sufficient votes in favor of the proposal to effect a reverse stock split (the “Adjournment Proposal”). As described in the Proxy Statement, the Board has the authority to decide, at any time prior to April 23, 2019, whether to implement the reverse stock split and the precise ratio of the reverse stock split within a range of one-for-two (1:2) shares of the Company’s common stock to one-for-ten (1:10) shares of the Company’s common stock. If the Board decides to implement the reverse stock split, the reverse stock split will become effective upon the filing of the Reverse Split Amendment.

Form S-1 Registration Statement

On May 2, 2018, the Company filed a Form S-1 Registration Statement containing a preliminary prospectus offering shares of the Company’s common stock, $0.001 par value, in a firm commitment underwritten public offering. Subject to the Registration Statement being declared effective by the Securities and Exchange Commission, the number of shares of common stock to be offered and the offer price will be determined between the Company and the underwriter at the time of pricing, and may be at a discount to the current market prices. Further information can be found within the Schedule 14A Proxy Statement filed on April 3, 2018, and the Form S-1 Registration Statement filed on May 2, 2018.

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

We accomplished the first part of our new business plan through the acquisition of control of the large manufacturing facility in Bryan, Texas that is now controlled and operated by our subsidiary, iBio CDMO LLC (“iBio CDMO” or “CDMO”) (formerly known as iBio CMO, LLC) under a capital lease. The facility includes human resources, laboratory and pilot-scale operations, and large-scale automated hydroponic systems capable of growing over four million plants as “in process inventory” and delivering over 300 kilograms of therapeutic protein active pharmaceutical ingredient per year. The facility capacity can also be doubled by adding additional plant growth equipment in a space already available for that purpose.

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

Results of Operations

Comparison of Three Months ended March 31, 2018 ("Fiscal 2018") versus March 31, 2017 ("Fiscal 2017")

Revenue

Gross revenue for Fiscal 2018 and Fiscal 2017 was approximately $78,000 and $37,000, respectively, an increase of approximately $41,000, primarily attributable to an increase in third-party proof of concept, feasibility study and small-scale production contracts delivered under our new business model.

Research and development expenses

Research and development expenses for Fiscal 2018 and Fiscal 2017 were $966,000 and $1,136,000, respectively, a decrease of approximately $170,000. The decrease was primarily attributed to a decrease in research and development costs associated with third-party client project work offset by an increase in research and development personnel costs at iBio CDMO.

General and administrative expenses

General and administrative expenses for Fiscal 2018 and Fiscal 2017 were approximately $2,605,000 and $2,837,000, respectively, a decrease of approximately $232,000, primarily attributable to a decrease in professional fees. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company.

Other income

Other income (expense) for Fiscal 2018 and Fiscal 2017 was approximately ($470,000) and ($469,000), respectively.

As discussed above, iBio CDMO's operations take place in a facility in Bryan, Texas under a 34-year sublease. Such sublease is accounted for as a capital lease. In Fiscal 2018 and Fiscal 2017, other income (expense) included interest expense of $478,000 and $481,000, respectively, incurred under the capital lease offset by interest and royalty income of $8,000 and $12,000, respectively.

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

Comparison of Nine Months ended March 31, 2018 ("Fiscal 2018") versus March 31, 2017 ("Fiscal 2017")

Revenue

In Fiscal 2018 and 2017, gross revenue was approximately $353,000 and $247,000, respectively, an increase of approximately $106,000, primarily attributable to an increase in third-party proof of concept, feasibility study and small-scale production contracts delivered under our new business model offset by no revenue recognized for the technology services previously performed pursuant to the agreement with Fiocruz.

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

Research and development expenses

In Fiscal 2018 and 2017, research and development expenses were $2,944,000 and $3,005,000, respectively, a decrease of approximately $61,000. The decrease was primarily related to a decrease in contracted research expenses with Fiocruz and research and development costs associated with third-party client project work offset by an increase in research and development personnel costs at iBio CDMO.

General and administrative expenses

In Fiscal 2018 and 2017, general and administrative expenses were approximately $7,690,000 and $7,657,000, respectively, an increase of approximately $33,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase resulted primarily from an increase in maintenance, utility and personnel costs associated with the CDMO offset by a reduction of professional fees.

Other income

In Fiscal 2018 and 2017, other income (expense) was approximately ($1,409,000) and ($1,394,000), respectively.

As discussed above, iBio CDMO's operations take place in a facility in Bryan, Texas under a 34-year sublease. Such sublease is accounted for as a capital lease. In Fiscal 2018 and 2017 other income (expense) included interest expense of $1,437,000 and $1,447,000, respectively, incurred under the capital lease offset by interest and royalty income of $28,000 and $53,000, respectively.

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

Liquidity and Capital Resources

As of March 31, 2018, we had cash of $3.4 million as compared to $8.1 million as of June 30, 2017.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $10.1 million. The decrease in cash was primarily attributable to funding our net loss for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $797,000. Cash used in investing activities was attributable to the additions of intangible assets of $85,000 and the acquisition of fixed assets primarily for iBio CDMO of $712,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.2 million. In fiscal 2018, we sold shares of our common stock as follows: (i) on July 24, 2017, we sold 2,500,000 shares to Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an aggregate purchase price of $1,000,000; (ii) in March 2018, we sold 600,000 shares of our common stock to Lincoln Park for $121,290; and (iii) on November 30, 2017, we sold 22,500,000 shares of our common stock under a public offering for gross proceeds of $4.5 million. In addition, the Eastern Affiliate contributed $1.05 million for working capital purposes. The proceeds were offset by costs to raise capital of $321,000 and principal payments on our capital lease obligation of $136,000.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma, Inc. in August 2008. As of March 31, 2018, our accumulated deficit was approximately $83.8 million, and we used approximately $10.1 million of cash for operating activities for Fiscal 2018. As of March 31, 2018, cash on hand is approximately $3.4 million which is expected to support the Company's activities at least through May 31, 2018.

We plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity or other securities, including sales of common stock to Lincoln Park (see discussion below) pursuant to the Lincoln Park Purchase Agreement entered into on July 24, 2017, and through proceeds realized in connection with the commercialization of our technologies and proprietary products, license and collaboration arrangements and the operation of our subsidiary, iBio CDMO. We cannot be certain that such funding will be available on favorable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

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

During March 2018, we sold 600,000 shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement for an aggregate gross purchase price of $121,290.

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

On May 2, 2018, the Company filed a Form S-1 Registration Statement containing a preliminary prospectus offering shares of the Company’s common stock, $0.001 par value, in a firm commitment underwritten public offering. Subject to the Registration Statement being declared effective by the SEC, the number of shares of common stock to be offered and the offer price will be determined between the Company and the underwriter at the time of pricing, and may be at a discount to the current market prices.

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

The Company’s common stock will continue to be listed on the NYSE American while we attempt to regain compliance with the listing standards noted, subject to the Company’s compliance with other continued listing requirements. The Company’s common stock will continue to trade under the symbol “IBIO,” but will have an added designation of “BC” to indicate that the Company is not in compliance with the NYSE American’s listing standards.

The NYSE American notification does not affect our business operations or reporting obligations under the Securities and Exchange Commission regulations and rules and does not conflict with or cause an event of default under any of the Company’s material agreements.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities ("SPEs"), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2018, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company's financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2018 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2018. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2017, we entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $16.0 million of the Company's common stock (subject to certain limitations) from time to time over the 36-month term of the agreement. We also entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed with the SEC the registration statement to register for resale under the Securities Act the shares of common stock that have been or may be issued to Lincoln Park under the Lincoln Park Purchase Agreement. The registration statement was declared effective as of August 11, 2017.

On July 24, 2017, the Company sold 2,500,000 newly issued shares of its common stock, valued at $0.40 per share, to Lincoln Park for $1,000,000 in cash and issued 1,200,000 shares of its common stock to Lincoln Park pursuant to the terms of the Lincoln Park Purchase Agreement as consideration for its commitment to purchase shares under the purchase agreement. The table below sets forth the additional sales of common stock made by the Company to Lincoln Park pursuant to the Lincoln Park Purchase Agreement since July 24, 2017.

Date of Purchase	Shares of Common Stock	Per Share Purchase Price	Aggregate Gross Proceeds
March 5, 2018	100,000	$0.1825	$18,250.00
March 7, 2018	100,000	$0.1861	$18,610.00
March 9, 2018	100,000	$0.1952	$19,520.00
March 13, 2018	100,000	$0.1985	$19,850.00
March 15, 2018	100,000	$0.2131	$21,310.00
March 19, 2018	100,000	$0.2375	$23,750.00

The Company may, from time to time and at its sole discretion, direct Lincoln Park to purchase shares of its common stock in amounts up to 100,000 shares on any single business day, subject to a maximum of $1,000,000 per purchase, plus other “accelerated amounts” and/or “additional amounts” under certain circumstances. There are no trading volume requirements or restrictions under the purchase agreement, and the Company will control the timing and amount of any sales of its common stock to Lincoln Park. The purchase price of the shares that may be sold to Lincoln Park under the purchase agreement will be based on the market price of the Company’s common stock preceding the time of sale as computed under the purchase agreement. The purchase price per share will be equitably adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the business days used to compute such price. The Company may at any time in its sole discretion terminate the purchase agreement without fee, penalty or cost upon one business day notice. There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the purchase agreement or the registration rights agreement entered into in connection with the purchase agreement other than a prohibition on entering into a “Variable Rate Transaction,” as defined in the purchase agreement.

Lincoln Park represented to the Company, among other things, that it was an "accredited investor" (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the "Securities Act")), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Item 6. Exhibits.

Exhibit Number

3.1	Certificate of Incorporation of the Company, as amended *
3.2	First Amended and Restated Bylaws of the Company (1)
3.4	Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (2)
4.1	Registration Rights Agreement between iBio, Inc. and Lincoln Park Capital Fund, LLC, dated July 24, 2017(3)
10.2	Amended and Restated Underwriting Agreement, dated November 30, 2017, between iBio, Inc. and Aegis Capital Corp. (4)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation *
101.DEF	XBRL Taxonomy Extension Definition *
101.LAB	XBRL Taxonomy Extension Labeled *
101.PRE	XBRL Taxonomy Extension Presentation *

(1)	Incorporated herein by reference to the Company's Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (Commission File No. 001-35023).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017 (Commission File No. 001-35023).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (Commission File No. 001-35023).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: May 11, 2018	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman (Principal Executive Officer)

Date: May 11, 2018	/s/ James P. Mullaney
James P. Mullaney
(Principal Financial Officer and
Principal Accounting Officer)

