Form 10-K
period 2018-06-30
iBio, Inc.
filed 2018-09-18
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $12,041,281 as of December 29, 2017, based upon the closing sale price on the NYSE American of $1.77 per share reported for such date.

There were 18,336,792 shares of the registrant’s common stock issued and outstanding as of September 14, 2018.

IBIO, INC.

ANNUAL REPORT ON FORM 10-K

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “iBio,” the “Company,” “we,” “us,” “our” and similar terms mean iBio, Inc.

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report on Form 10-K and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report on Form 10-K is as of September 18, 2018, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this report.

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

PART I

Item 1. Business.

Overview

iBio is a biotechnology company focused on the development and manufacture of biotherapeutics. We utilize our proprietary technologies and production facilities to provide product development and manufacturing services from the early stages of product selection through regulatory approval and commercial product launch to clients, collaborators and third-party customers as well as developing our own product candidates.

Our assets and capabilities include proprietary and transformative methods for the development, improvement, and production of biologics using hydroponically grown, transiently-transfected green plants. We harness the natural protein production capability plants use to sustain their own growth, and direct it, instead, to produce proteins for a range of applications including monoclonal antibodies, antibody drug conjugates, vaccines and biopharmaceutical intermediates, and also to create and produce proprietary derivatives of pre-existing products with improved properties. We and our collaborators have used our technologies successfully with a diverse range of product candidates including products against fibrotic diseases, vaccines, enzyme replacements, monoclonal antibodies, and recombinant versions of marketed products that are currently derived from human blood plasma. Our technologies have also been used to advance the development of certain products that have been commercially infeasible to develop with conventional technologies such as Chinese hamster ovary cell systems and microbial fermentation methods. We have also used our technologies to create and produce experimental, proprietary derivatives of pre-existing products with improved properties.

Our current business model is comprised of three key elements:

CDMO Facility Activities

This element involves the creation of a contract development and manufacturing organization to produce revenue through the provision of goods and services based on our technologies, facilities and capabilities. These activities are accomplished through the acquisition of control of the large manufacturing facility in Bryan, Texas controlled and operated by our subsidiary, iBio CDMO LLC (“iBio CDMO” or “CDMO”) (formerly known as iBio CMO, LLC) under capital lease. The facility includes pilot-scale operations, laboratories, independent technology, human resources and development and manufacturing facilities, large-scale automated hydroponic systems capable of growing over four million plants as “in process inventory” and delivering over 300 kilograms of therapeutic protein active pharmaceutical ingredient per year. The facility capacity can also be doubled by adding additional plant growth equipment in a space already available for that purpose.

We have integrated into our iBio CDMO operations the rights iBio has obtained to certain patented and unpatented technologies developed for it by Novici Biotech LLC (“Novici”), in addition to novel manufacturing methods and processes developed by iBio CDMO. These technologies, methods, and processes are applied by iBio CDMO to a variety of tasks performed for clients, collaborators, and for iBio itself, including product and process development, analytics, and manufacturing services.

iBio CDMO is promoting commercial collaborations with third parties on the basis of these technology advantages and plans to work with customers to achieve laboratory and pilot-scale technical milestones that can form the basis of longer-term manufacturing business arrangements.

Product Candidate Pipeline

This element enables the creation of opportunities for iBio to share in the successful development, advancement and commercialization of selected product candidates by our collaborators and licensees as well as advancing our own product candidates. We expect to accomplish this objective through both investments we make to acquire or develop our own proprietary product candidates and also by participating with select customers and collaborators in the value created through the development, with our technologies, and manufacture of their product candidates.  On an ongoing basis, we evaluate potential product candidate opportunities generally consisting of product candidates originating in academic institutions or corporate research programs to which iBio technologies can add further value.

With respect to the development and commercialization of our own product candidates, our current pipeline is comprised of proprietary candidates for the treatment of a range of fibrotic diseases including systemic scleroderma and idiopathic pulmonary fibrosis.

IBIO-CFB03, based on exclusively in-licensed university patents and newer patent applications filed by iBio, is our lead therapeutic candidate being advanced for Investigational New Drug (“IND”) development.

Our research and development activities are directed and led by our President and by our Chief Scientific Officer and are either performed internally by iBio CDMO or outsourced to a third party. Our research and development work allows us to develop our product candidates, promote both the value of such product candidates and our technologies for licensing and product development purposes and uncover and pursue other strategic opportunities.

Facility Design and Build-out / Technology Transfer

This element includes the design and development for others of facilities based on the utilization of iBio technologies and experience to create and operate manufacturing facilities at substantially lower capital and operating costs, along with the provision for commercial technology transfer.

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

Fraunhofer

In 2003, we engaged the Fraunhofer organization (“Fraunhofer”), through its Fraunhofer Center for Molecular Biotechnology in Newark, Delaware, an unincorporated unit of Fraunhofer USA, Inc. operated as part of an institute of the German organization, the Fraunhofer Institute for Molecular Biology and Applied Ecology, as our outsourced research and development contractor. Fraunhofer was contractually obligated to provide research and development services in the field of plant-based gene expression and protein products exclusively pursuant to agreements with us and our predecessor companies through 2014, and to use commercially reasonable efforts to enhance, improve and expand the technology for us. With the structural foundation of Fraunhofer’s exclusive obligations to us, we established a business model that we expected to enlarge and broaden the scope of applications of our platform technology and enhance the value of our retained commercial rights by leveraging certain funding received by Fraunhofer from governmental entities, NGOs and other similar organizations. Fraunhofer was obligated to use its best efforts to obtain funding from governments and NGOs for continuing development of our technology and to support iBio’s efforts to commercialize its technology. Based on the Fraunhofer commitments, our business model and plan contemplated licensing our technology to third parties and collaborating with third-party licensees, with Fraunhofer’s assistance as our research and development contractor, for product development using our proprietary technology and the Fraunhofer organization and their pilot plant facilities in Newark, Delaware for production of pre-clinical and clinical materials required for product approvals.

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

Discovery of these matters and Fraunhofer’s continued unwillingness to provide access and perform technology transfer, despite resolution efforts both within and outside the confines of the litigation, required us to eventually adopt a new business model, as detailed above, that was not dependent on Fraunhofer and its services but rather would rely on our own manufacturing capabilities, together with access to and the use of other technology and other technology development capabilities independent of Fraunhofer. This new business plan is being accomplished, in part, by the acquisition of the large manufacturing facility now controlled and operated by our subsidiary, iBio CDMO LLC (“iBio CDMO” or “CDMO”) (formerly known as iBio CMO, LLC.), which includes human resources, laboratories, independent technology, and development and manufacturing facilities that enable us to develop and practice new plant-made biopharmaceutical technologies and self-develop experience without depending on Fraunhofer and without continuing to rely upon the earlier technologies covered by or relating to the patents filed and issued during the period of our contracts with Fraunhofer.

iBio and its contractors and collaborators have since been developing, acquiring and using new technology instead of the Fraunhofer-derived technology that we had originally intended to use for the development and production of therapeutic proteins and vaccines and other recombinant proteins using transient gene expression in green plants.

iBio has rights to novel manufacturing methods and processes developed by iBio CDMO, as well as to certain patented and unpatented technologies developed for iBio by Novici. iBio’s investment in the creation of these new inventions and novel processes is ongoing and has led to the implementation of the new business model, as detailed above, that is not dependent on further performance of Fraunhofer’s obligations to iBio.

We own the technology and issued patents in the field of plant-based gene expression and protein products developed pursuant to the agreements with Fraunhofer. Our investments in the work of our contractors, collaborators and iBio CDMO in non-Fraunhofer derived technologies is not due to any doubt about our ownership of the Fraunhofer derived technologies nor our freedom to operate under the Fraunhofer-derived patents.

 iBio CDMO

 On December 16, 2015, we formed iBio CDMO as a Delaware limited liability company to develop and manufacture plant-made pharmaceuticals. As of December 31, 2015, we owned 100% of iBio CDMO. On January 13, 2016, we entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CDMO. We retained a 70% interest in iBio CDMO and granted iBio CDMO a non-exclusive license to use our proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. We retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using our technology. On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate, pursuant to which the Company acquired substantially all of the interest held by the Eastern Affiliate in iBio CDMO and issued one share of the Company’s iBio CMO Preferred Tracking Stock, par value $0.001 per share. After giving effect to the transaction, the Company owns 99.99% of iBio CDMO. See Note 11 in the consolidated financial statements for a further discussion.

 iBio CDMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a Class A life sciences building located on land owned by the Texas A&M system designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CDMO a 34-year capital lease for the facility. Commercial activities commenced in January 2016 with the large majority of efforts directed towards recommissioning the facility to help meet cGMP manufacturing standards. iBio CDMO expects to operate on the basis of three parallel lines of business:

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

iBio CDMO is promoting commercial collaborations with third parties on the basis of iBio’s technology advantages and the competitive efficiencies of its processes and plans to work with customers to achieve laboratory and pilot scale technical milestones that can form the basis of longer-term manufacturing business arrangements. iBio itself is a client of iBio CDMO for further IND advancement of its proprietary products beginning with IBIO-CFB03 for the treatment of a range of fibrotic diseases. Dependent upon the success of IND advancement, iBio will then work with iBio CDMO on the production of IBIO-CFB03 for clinical trials and, with clinical success, for commercial launch.

Our Business

Our Technologies – iBio Process Technologies, iBio Product Technologies

iBio owns technology developed pursuant to agreements with Fraunhofer as discussed in the Overview section above. iBio has now developed or acquired independent proprietary technologies that provide the Company with apparently higher expression yields of certain proteins and increased efficiency in adapting gene sequences to achieve specific product objectives. In addition to development work by iBio CDMO, iBio has engaged contractors other than Fraunhofer, including Novici, to develop new, proprietary technologies and manufacturing processes that the Company is protecting both through patent applications and as trade secrets.

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

Although the Company owns the patented iBioLaunch™ technology that arose out of the relationship with Fraunhofer and is entitled to use and prevent its use by others, the Company never received technology transfer from Fraunhofer to which the Company is entitled—including all of the know-how and data developed and accumulated during the period of its creation and use by Fraunhofer as the Company’s outsourced research and development contractor. Consequently, the Company now uses its newer and more advanced technologies in ongoing programs. However, even the older, less effective iBioLaunch™ technology was able to demonstrate significant potential for plant-based technologies in comparison to Chinese hamster ovary (“CHO”) and other legacy methods. For example, iBioLaunch™-produced vaccine candidates against each of the H1N1 “Swine” flu virus, the H5N1 avian flu virus, the bacterial pathogen that causes anthrax, and a candidate to block transmission of the malaria pathogen were successfully tested in Phase 1 clinical trials. Bio-Manguinhos/Fiocruz, or Fiocruz, a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil, originally sponsored initial development efforts of yellow fever vaccine candidates, using the iBioLaunch™ technology to replace the vaccine it currently makes in chicken eggs for the populations of Brazil and more than 20 other nations, and these candidates have been successfully tested in non-human primates.

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

Subsequent to the incorporation of the iBio vector in the plant tissues, protein synthesis is initiated and the target protein is produced over a period of four to seven days. The net effect of applying the iBio system is that the natural plant protein production capability becomes devoted to the expression of the desired gene, and the target protein rapidly accumulates to extremely high levels suitable for commercial use.

iBio Product Technologies

iBio has developed and acquired rights to patents and technologies associated with individual products such as our IBIO-CFB03 product candidate for fibrotic diseases. iBio has rights to certain patented and unpatented technologies developed by Novici, patented and unpatented inventions licensed from the University of Pittsburgh, and novel manufacturing methods and processes developed by iBio CDMO.

Application of iBio Technologies - Target Markets and Product Candidates

Target Markets and Commercialization Activities

We are actively engaged in efforts to commercialize our technologies and services. Our plan is to enter important markets through license and development agreements, commercial collaborations, and manufacturing contracts. Our current marketing efforts focus on those decision makers whom we expect will be attracted to the cost and efficiency advantages that may be obtained through use of our technologies and services. We believe that the advantages of our technologies and the efficiency and capabilities of our CDMO operations will enable us to compete effectively against the providers of other manufacturing systems that may be slower, more capital intensive and costlier to operate. We anticipate realizing revenues in connection with our development and manufacturing services, with licenses we may grant and technology transfer services we may provide.

In the United States and Europe, the robust ability of our technologies to favorably produce a wide range of protein types, including our ability to produce product candidates that are otherwise not feasible to commercially manufacture, offers us the opportunity to obtain value through exclusive, individual product licenses and development agreements which can be worldwide or geographically limited. In other geographic regions, such as Brazil, China and India, where the economies and middle classes are growing rapidly and decision-makers are building domestic biologics infrastructures, we anticipate entering into and deriving revenues from licenses and development agreements that may include multiple product categories to which our technology applies.

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

Strategic Relationship with CC-Pharming Ltd.

In June 2018, iBio established a strategic commercial relationship with CC-Pharming Ltd. of Beijing, China (“CC-Pharming”) for joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. The first product focus selected pursuant to the Master Joint Development Agreement executed between iBio and CC-Pharming will be a therapeutic antibody, with additional, mutually selected products to be added to the venture as it proceeds. Service fees will be payable by CC-Pharming to iBio. iBio will provide process development and manufacturing services at its Texas facility for initial product development, and will assist CC-Pharming in facility design and optimization for eventual manufacturing in China. CC-Pharming will manage all operations in China with iBio participating through joint ownership of the China business and ongoing collaboration.

Collaboration Agreement with ONEWAY Diagnostica.

In June 2018, iBio entered into a joint product development, manufacturing and revenue sharing agreement with ONEWAY Diagnostica of Brazil for novel point of care diagnostic products initially focused on Zika and Chikungunya virus infections. iBio will provide antigen and antibody manufacturing for product prototype development, regulatory approval, commercial launch and ongoing commercial demand requirements. ONEWAY Diagnostica will manage marketing, distribution and sales in Brazil. The agreement provides iBio will receive fees for services and will participate in sales revenues. The initial phase of collaboration for product optimization, already under way, is being performed by iBio scientists at iBio CDMO in Texas and ONEWAY Diagnostica medical and scientific advisors in Brazil. The first two products under development are for reliable diagnosis of Zika virus and early stage Chikugunya virus infections.

Collaboration with AzarGen Biotechnologies (Pty) Ltd”)

In May 2017, iBio and AzarGen Biotechnologies (Pty) Ltd (“AzarGen”), announced the expansion of their collaboration under a Memorandum of Understanding. Based in South Africa, AzarGen is a biotechnology company focused on developing human therapeutic proteins using advanced genetic engineering and synthetic biology techniques in plants. iBio successfully used its latest technologies and manufacturing capabilities to advance the development of AzarGen's surfactant protein therapeutic through an initial assessment of production feasibility. AzarGen has modified its business plan and product priorities and engaged iBio to use those assets to initiate development of a "bio-better" version of a monoclonal antibody therapeutic product for the South African market.

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

 For the year ended June 30, 2018, no revenues or research and development expenses were recognized under the Amended Agreement. At June 30, 2018, there is an outstanding balance payable by the Company offset by an outstanding balance receivable due to the Company of $75,000.

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

We currently own some 25 U.S. patents and 68 international patents. We have an exclusive license to four U.S. patents and one application. Additionally, we have two international patent applications allowed, as well as four U.S. and 34 international applications pending. International patents and applications include numerous foreign countries including Australia, Brazil, Canada, China, Hong Kong, India, Korea, Russia and several countries in Europe. We continue to prepare patent applications relating to our expanding technology in the U.S. and abroad.

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

Our competition in the CDMO market includes a number of full-service contract manufacturers and large pharmaceutical companies offering third-party development and manufacturing services to fill their excess capacity. Large pharmaceutical companies have been seeking to divest portions of their manufacturing capacity, and any such divested businesses may compete with us in the future. In addition, most of our competitors may have substantially greater financial, marketing, technical or other resources than we do. Moreover, additional competition may emerge and may, among other things, result in a decrease in the fees paid for our services, which would affect our results of operations and financial condition.

While we believe that the potential advantages of our new technologies will enable us to compete effectively against other providers of technology for biologic product development and manufacturing, many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through arrangements with large and established companies, and this may reduce the value of our technologies for the purposes of establishing license agreements. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

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

There are currently approved vaccines and therapies for many of the diseases and conditions addressed by the product candidates our clients and collaborators may be developing or manufacturing or in our own pipeline. There are also a number of companies working to develop new drugs and other therapies for diseases of commercial interest to us that are undergoing various stages of testing including clinical trials. The key competitive factors affecting the success of our technologies for commercial product candidates are likely to be efficacy, safety profile, price, and convenience.

Government Regulation and Product Approval

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the development, manufacturing and marketing of pharmaceutical drugs and vaccines. All of the vaccine and therapeutic products developed from our technologies will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drugs and vaccines are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the Food and Drug Administration (“FDA”) and regulatory authorities in other countries. In the U.S., various federal, and, in some cases, state statutes and regulations, also govern or impact the manufacturing, safety, labeling, storage, record-keeping and marketing of vaccines and pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations requires the expenditure of substantial resources. Regulatory approval, if and when obtained for any of our product candidates, may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed. Further, approved vaccines and drugs are subject to ongoing review and discovery of previously unknown problems that may result in restrictions on their manufacture, sale or use, or in their withdrawal from the market.

Before any product candidates with potential immunization or therapeutic value may be tested in human subjects, we must satisfy stringent government requirements for preclinical studies. Preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of the product candidate. “In vitro” refers to tests conducted with cells in culture and “in vivo” refers to tests conducted in animals. Preclinical testing results obtained from studies in several animal species, as well as data from in vitro studies, are submitted to the FDA as part of an IND application and are reviewed by the FDA prior to the commencement of human clinical trials. These preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical trials. In the case of vaccine candidates, animal immunogenicity and immune protection tests must establish a sound scientific basis to believe that the product candidate may be beneficial when administered to humans.

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

Employees

As of August 31, 2018, we had eight employees in iBio and forty-six employees in iBio CDMO. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We consider our relations with our employees to be good and believe this staffing level will be sufficient to meet our needs.

Reverse Stock Split

On April 23, 2018, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio to be determined by the Company's Board of Directors in a range not less than one-for-two (1:2) and not greater than one-for-ten (1:10).

On May 23, 2018, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten (1:10) shares of the Company's common stock. As a result of the reverse stock split, every ten (10) shares of the Company's common stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options. The reverse stock split did not affect the par value of the Company’s common stock or the shares of common stock the Company is authorized to issue under its Certificate of Incorporation, as amended. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. The effective date of the reverse stock split was June 8, 2018. All share and per share amounts of common stock presented have been retroactively adjusted to reflect the one-for-ten reverse stock split.

Item 1A. Risk Factors.

Our business faces many risks. Past experience may not be indicative of future performance, and as noted elsewhere in this Annual Report on Form 10-K, we have included forward-looking statements about our business, plans and prospects that are subject to change. Forward-looking statements are particularly located in, but not limited to, the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the other risks or uncertainties contained in this report, the risks described below may affect our operating results, financial condition and cash flows. If any of these risks occur, either alone or in combination with other factors, our business, financial condition or operating results could be adversely affected and the trading price of our common stock may decline. Moreover, readers should note this is not an exhaustive list of the risks we face; some risks are unknown or not quantifiable, and other risks that we currently perceive as immaterial may ultimately prove more significant than expected. Statements about plans, predictions or expectations should not be construed to be assurances of performance or promises to take a given course of action.

Risks Related to Our Financial Position and Need for Additional Capital

Based on our lack of sufficient revenue since inception and recurring losses from operations, our independent registered public accounting firm may include, from time to time, an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Since our spin-off from Integrated BioPharma, Inc. in August 2008, we have incurred significant losses and negative cash flows from operations. As of June 30, 2018, the Company's accumulated deficit was $88.2 million. For the twelve months ended June 30, 2018, the Company's net loss was approximately $16.1 million and it had cash used in operating activities of $13.5 million. As of June 30, 2018, cash on hand totaled approximately $15.9 million which is expected to support the Company's activities at least through September 30, 2019.

On June 26, 2018, the Company closed on an underwritten public offering with total gross proceeds of approximately $16,000,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 4,350,000 shares of Common Stock at $0.90 per share, (ii) 6,300 shares of Series A Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 7,000,000 shares of Common Stock at $0.90 per share, (iii) 5,785 shares of Series B Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 6,427,778 shares of Common Stock at $0.90 per share. The Company granted the underwriters, Alliance Global Partners, a 45-day option to purchase up to an additional 2,666,666 shares of common stock to cover over-allotments, if any. On July 12, 2018, the Company received approximately $1,350,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, from the proceeds of the sale of 1,500,000 over-allotment shares of Common Stock purchased at $0.90 by the underwriter during the 45-day provision.

In the past, the history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability – about which there can be no certainty – to obtain additional financing to fund its operations after the current cash resources are exhausted had raised substantial doubt about the Company's ability to continue as a going concern. We believe the total gross proceeds from the June 26, 2018, public offering and related over allotment totaling $17,350,000 described above, in conjunction with the generation of revenue from the implementation of our new business plan, will provide the Company with adequate cash on hand to support the Company's activities at least through the next twelve months. As such, these financial statements were prepared under the assumption that the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

We have incurred significant losses since our inception. We expect to incur losses during our next fiscal year and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, Inc., we have incurred operating losses and negative cash flows from operations. Our net loss was approximately $16.1 million for each of the years ended June 30, 2018 and 2017. As of June 30, 2018, we had an accumulated deficit of approximately $88.2 million.

To date, we have financed our operations primarily through the sale of common stock and warrants. We have devoted substantially all of our efforts to research and development, including the development and validation of our technologies, our CDMO facilities, and the development of a proprietary therapeutic product against fibrosis based upon our technologies. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and may incur operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if we:

•	initiate clinical trials of our product candidates;

•	continue the research and development of our product candidates;

•	seek to discover additional product candidates; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and manufacturing efforts.

To become and remain profitable, we must succeed in attracting and maintaining customers for the development, manufacturing and technology transfer services offered by our subsidiary iBio CDMO. Our profitability depends on the spending on iBio CDMO’s services by its customers and potential customers. In addition, our profitability will also depend on continuing to commercialize our technologies or we, alone or with our licensees, must succeed in developing and eventually commercializing products that generate significant revenue. This will require us, alone or with our licensees and collaborators, to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained or establishing collaborations with parties willing and able to provide necessary capital or other value. We may never succeed in these activities. We may never generate revenues that are significant or large enough to achieve profitability.

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

We may need additional funding to execute our business plan, which funding may not be available on commercially acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate the commercialization of our development and manufacturing services and efforts or our product development programs.

We have limited financial resources and may need substantial additional funding in connection with our continuing operations, especially if we are delayed or are unsuccessful in attracting and maintaining customers for the development, manufacturing and technology transfer services offered by our subsidiary iBio CDMO. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially. Additionally, to the extent that our efforts to out-license our technologies and product candidates are unsuccessful or we find that it is necessary to advance the development of product candidates further than contemplated by our current business plans to secure favorable licensing terms, we would require substantial additional capital.

On May 15, 2015, we entered into a common stock purchase agreement with Aspire Capital Fund, LLC (“Aspire Capital”) pursuant to which we had the option to require Aspire Capital to purchase up to $15 million of common stock over a three-year term. No shares were sold under the 2015 Facility and the agreement with Aspire was terminated on July 21, 2017.

On July 24, 2017, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park agreed to purchase from us up to an aggregate of $16,000,000 of our common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park Purchase Agreement” or “Purchase Agreement”). As a result, on July 24, 2017, 120,000 shares of our common stock were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the agreement, and 250,000 shares of common stock were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000. During March 2018, the Company sold an additional 60,000 shares of common stock to Lincoln Park for an aggregate gross purchase price of $121,290.

As of June 30, 2018, under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to, an additional $14,878,710 worth of shares of the Company's common stock. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company's option, over the 36-month term of the agreement. The agreement with Lincoln Park is more fully described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 11 of the consolidated financial statements. In connection with the Lincoln Park Purchase Agreement, on July 24, 2017, we entered into a registration rights agreement with Lincoln Park (“Registration Rights Agreement”) subsequent to which we filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to Lincoln Park under the Purchase Agreement.

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

We expect our existing cash on hand as of June 30, 2018 in the amount of $15.9 million to be sufficient to meet our projected operating requirements through September 30, 2019. Based on our projections, we expect to obtain additional funds and increase our cash balance through the development and realization of future sales and revenues and funds available pursuant to the Lincoln Park Purchase Agreement or other funding arrangements. We have based this projection on assumptions that may prove to be wrong, in which case we may deplete our cash resources sooner than we currently anticipate. Our future capital requirements will depend on many factors, including:

•	further obtaining and retention of developmental, manufacturing and facility build-out and technology transfer opportunities at the CDMO;

•	the ability to generate and increase third-party client sales and realized revenue at iBio CDMO;

•	our ability to attract additional licensees or other third parties willing to fund development, and, if successful, commercialization of product candidates;

•	the costs, timing and regulatory review of our own product candidates;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

•	the extent to which we acquire or invest in businesses, products and technologies.

If we are unsuccessful in raising additional capital or other alternative financing, we might have to defer or abandon our efforts to commercialize our intellectual property and decrease or even cease operations.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time as we can generate substantial development, manufacturing, license or product revenues, we expect to finance our cash needs through a combination of equity offerings, collaborations, strategic alliances, service contracts, manufacturing contracts, facility build-out and technology transfer contracts, licensing and other arrangements. Sources of funds may not be available or, if available, may not be available on terms satisfactory to us.

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

As of June 30, 2018, our accumulated deficit was approximately $88.2 million. We expect our existing cash on hand as of June 30, 2018 in the amount of $15.9 million to be sufficient to meet our projected operating requirements through September 30, 2019. Based on our projections, we expect to obtain additional funds and increase our cash balance through the development and realization of future sales and revenues and funds available pursuant to the Lincoln Park Purchase Agreement or other funding arrangements. We have based this projection on assumptions that may prove to be wrong, in which case we may deplete our cash resources sooner than we currently anticipate.

We sold 250,000 shares of common stock to Lincoln Park in an initial purchase under the Purchase Agreement on July 24, 2017, for an aggregate gross purchase price of $1,000,000. During March 2018, the Company sold an additional 60,000 shares of common stock to Lincoln Park for an aggregate gross purchase price of $121,290. We may direct Lincoln Park to purchase up to an additional $14,878,710 worth of shares of our common stock (excluding the initial purchase) under our agreement over a 36-month period generally in amounts up to 10,000 shares of our common stock, which may be increased to up to 60,000 shares of our common stock depending on the market price of our common stock at the time of sale and subject to a maximum limit of $1,000,000 per purchase, on any such business day.

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

Because we have limited financial and managerial resources, we focus on specific product candidates derived from or enhanced by our technologies or that have been identified and partially developed by our clients or collaborators. As a result, we may forego or delay pursuit of opportunities with other technologies or product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending and the spending of our clients and collaborators may not yield any commercially viable products.

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

We, our clients and collaborators, are very early in our development efforts. If we or our clients and collaborators are unable to successfully develop and commercialize product candidates or experience significant delays in doing so, our business will be materially harmed.

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

Neither we nor our clients, collaborators or licensees will be able to commercialize product candidates based on our technologies and services if preclinical studies do not produce successful results or clinical trials do not demonstrate safety and efficacy in humans.

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

If we, or our clients and collaborators, are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we, or our clients and collaborators, will not be able to commercialize our, or third-party, product candidates or will not be able to do so as soon as anticipated, and our ability to generate revenue will be materially impaired.

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

At this time, we are continually promoting our technologies and CDMO capabilities to further expand and grow our revenue base and business. We will continue to consider any potential revenue and client related concentration risks. During the fiscal year ended June 30, 2018, one client represented a significant percentage, greater than 50%, of our total revenues. Although we expect our revenues to increase significantly and further vary by client over the next twelve months, there are no guarantees we will be correct in our assumptions.

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

A failure by iBio CDMO to attract and maintain customers and any reduction in spending or demand for iBio CDMO’s development, manufacturing and technology transfer services could have a material adverse effect on our business.

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

Our operating results will be adversely affected if we are unable to maximize our facility capacity utilization.

iBio CDMO’s operating results are significantly influenced by our capacity utilization and, as such, if we are unable to utilize our facilities to capacity, our margins could be adversely affected, and our results of operations and financial condition will continue to be adversely affected. Further, while we continue to implement and execute our business plan and attract and maintain customers for our development, manufacturing and technology transfer services, our revenue volume may be insufficient to ensure the economical operation of our facilities, in which case our results of operations could be adversely affected.

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

Failure to comply with existing and future regulatory requirements could adversely affect our business, results of operations and financial condition.

Our industry is highly regulated. We are required to comply with the regulatory requirements of various local, state, provincial, national and international regulatory bodies having jurisdiction in the countries or localities in which we manufacture products or in which our customers’ products are distributed. In particular, we are subject to laws and regulations concerning development, testing, manufacturing processes, equipment and facilities, including compliance with cGMPs, import and export, and product registration and listing, among other things. As we expand our operations and geographic scope, we may be exposed to more complex and new regulatory and administrative requirements and legal risks, any of which may require expertise in which we have little or no experience. It is possible that compliance with new regulatory requirements could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

Our manufacturing services are highly complex, and if we are unable to provide quality and timely services to our customers, our business could suffer.

The manufacturing services we offer are highly complex, due in part to strict regulatory requirements. A failure of our quality control systems in our facilities could cause problems to arise in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. Such problems could affect production of a single manufacturing run or a series of runs, requiring the destruction of products, or could halt manufacturing operations altogether. In addition, our failure to meet required quality standards may result in our failure to timely deliver products to our customers, which in turn could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost drug substance, damage to and possibly termination of existing customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other manufacturing runs. With respect to our commercial manufacturing, if problems are not discovered before the product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.

We depend on spending and demand from our customers for our contract manufacturing and development services and any reduction in spending or demand could have a material adverse effect on our business.

The amount that our customers spend on the development and manufacturing of their products or product candidates, particularly the amount our customers choose to spend on outsourcing these services to us, substantially impacts our revenue and profitability. The outcomes of our customers’ research, development and marketing also significantly influence the amount that our customers choose to spend on our services and offerings. Our customers determine the amounts that they will spend on our services based upon, among other things, the clinical and market success of their products, available resources, access to capital and their need to develop new products, which, in turn, depend upon a number of other factors, including their competitors’ research, development and product initiatives and the anticipated market for any new products, as well as clinical and reimbursement scenarios for specific products and therapeutic areas. Further, increasing consolidation in the pharmaceutical industry may impact such spending, particularly in the event that any of our customers choose to develop or acquire integrated manufacturing operations. Any reduction in customer spending on biologics development and related services as a result of these and other factors could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

We intend to grow our business operations as demand increases and increase the number of our employees to accommodate such potential growth, which may cause us to experience periods of rapid growth and expansion. This potential future growth could create a strain on our organizational, administrative and operational infrastructure, including manufacturing operations, quality control, technical support and other administrative functions. Our ability to manage our growth properly will require us to continue to improve our operational, financial and management controls.

As our commercial operations and sales volume grow, we will need to continue to increase our capacity for manufacturing, customer service, billing and general process improvements and expand our internal quality assurance program, among other things. We may also need to purchase additional equipment, some of which can take several months or more to procure, set up and validate, and increase our manufacturing, maintenance, software and computing capacity to meet increased demand. These increases in scale, expansion of personnel, purchase of equipment or process enhancements may not be successfully implemented.

If we are unable to protect the confidentiality of our customers’ proprietary information, we may be subject to claims.

Many of the formulations used and processes developed by us in manufacturing our customers’ products are subject to trade secret protection, patents or other intellectual property protections owned or licensed by such customer. While we make significant efforts to protect our customers’ proprietary and confidential information, including requiring our employees to enter into agreements protecting such information, if any of our employees breaches the non-disclosure provisions in such agreements, or if our customers make claims that their proprietary information has been disclosed, our reputation may suffer damage and we may become subject to legal proceedings that could require us to incur significant expenses and divert our management’s time, attention and resources.

Our services and our customers’ products may infringe on or misappropriate the intellectual property rights of third parties.

Any claims that our services infringe the rights of third parties, including claims arising from any of our customer engagements, regardless of their merit or resolution, could be costly and may divert the efforts and attention of our management and technical personnel. We may not prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If such proceedings result in an adverse outcome, we could be required, among other things, to pay substantial damages, discontinue the use of the infringing technology, expend significant resources to develop non-infringing technology, license such technology from the third party claiming infringement (which license may not be available on commercially reasonable terms or at all) and/or cease the manufacture, use or sale of the infringing processes or offerings, any of which could have a material adverse effect on our business.

In addition, our customers’ products may be subject to claims of intellectual property infringement and such claims could materially affect our business if their products cease to be manufactured and they have to discontinue the use of the infringing technology which we may provide. Any of the foregoing could affect our ability to compete or could have a material adverse effect on our business, financial condition and results of operations.

If we do not enhance our existing or introduce new service offerings in a timely manner, our offerings may become obsolete or uncompetitive over time, customers may not buy our offerings and our revenue and profitability may decline.

Demand for our manufacturing services may change in ways that we may not anticipate due to evolving industry standards and customer needs that are increasingly sophisticated and varied, as well as the introduction by others of new offerings and technologies that provide alternatives to our offerings. In the event we are unable to offer or enhance our service offerings or expand our manufacturing infrastructure to accommodate requests from our customers and potential customers, our offerings may become obsolete or uncompetitive over time, in which case our revenue and operating results would suffer. For example, if we are unable to respond to changes in the nature or extent of the technological or other needs of our customers through enhancing our offerings, our competition may develop offerings that are more competitive than ours and we could find it more difficult to renew or expand existing agreements or obtain new agreements. Potential innovations intended to facilitate enhanced or new offerings generally will require a substantial capital investment before we can determine their commercial viability, and we may not have financial resources sufficient to fund all desired innovations. Even if we succeed in creating enhanced or new offerings, however, they may still fail to result in commercially successful offerings or may not produce revenue in excess of our costs of development, and they may be rendered obsolete by changing customer preferences or the introduction by our competitors of offerings embodying new technologies or features. Finally, the marketplace may not accept our innovations due to, among other things, existing patterns of clinical practice, the need for regulatory clearance and/or uncertainty over market access or government or third-party reimbursement.

Revenue amounts generated by iBio CDMO have corresponding percentage rent expense components with minimum amounts due which may adversely impact the Company’s financial position and liquidity as we undergo business development and growth.

In addition to the base rent, iBio CDMO is required to pay to the Second Eastern Affiliate, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. If iBio CDMO does not have sufficient total gross sales to offset this rent expense, it may adversely impact the Company’s financial position and liquidity.

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

We depend on key personnel and the loss of key personnel could harm our business and results of operations.

We depend on our ability to attract and retain qualified scientific and technical employees as well as a number of key executives. These employees may voluntarily terminate their employment with us at any time. There can be no assurance that we will be able to retain key personnel, or to attract and retain additional qualified employees. Our inability to attract and retain key personnel may have a material adverse effect on our business.

Risks Relating to Our Common Stock

iBio is subject to compliance under the NYSE American LLC continued listing standards as set forth in Section 1003(a)(iii) of the NYSE American Company Guide.

On June 6, 2018, the Company received a letter from NYSE American LLC (“NYSE American” or the “Exchange”) stating that it is not in compliance with the continued listing standards as set forth in Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”), which applies if a listed company has stockholders’ equity of less than $6,000,000 and has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. The Exchange indicated that a review of the Company shows that it is below compliance with Section 1003(a)(iii) since it reported stockholders’ equity of $4.2 million as of March 31, 2018 and net losses in its five most recent fiscal years.

In order to maintain its listing, the Company submitted a plan for compliance addressing how it intends to regain compliance with Section 1003(a)(iii) of the Company Guide by December 6, 2019.  On August 16, 2018, the Company received notice from NYSE American that NYSE Regulation had accepted the Company’s July 16, 2018 plan and granted a plan period through December 6, 2019, subject to periodic review by the Exchange, including quarterly monitoring, for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by December 6, 2019, or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff may initiate delisting proceedings as appropriate.

As of June 30, 2018, the Company’s stockholders’ equity balance is $16.2 million.

iBio is subject to compliance under the NYSE American LLC continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide, related to securities selling price.

On January 4, 2018, the Company received a letter from NYSE American stating that iBio, Inc.’s securities have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing is predicated on it effecting a reverse stock split of its Common Stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which NYSE American had determined to be no later than July 5, 2018.

On April 23, 2018, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio to be determined by the Company's Board of Directors in a range not less than one-for-two (1:2) and not greater than one-for-ten (1:10).

On May 23, 2018, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten (1:10) shares of the Company's common stock. As a result of the reverse stock split, every ten (10) shares of the Company's common stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options. The reverse stock split did not affect the par value of the Company’s common stock or the shares of common stock the Company is authorized to issue under its Certificate of Incorporation, as amended. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. The effective date of the reverse stock split was June 8, 2018. All share and per share amounts of common stock presented have been retroactively adjusted to reflect the one-for-ten reverse stock split.

On July 5, 2018, the Company received a letter from NYSE American informing the Company that it has resolved the deficiency with respect to low selling price, described in Section 1003(f)(v) of the Company guide and was back in compliance. On September 13, 2018, the closing price of the Company’s common stock was $0.84.

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

Provisions of our certificate of incorporation, bylaws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change in control that a stockholder may consider favorable. Pursuant to our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protect the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

•	Diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,

•	Putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board of Directors, or

•	Effecting an acquisition that might complicate or preclude the takeover.

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

We are entitled under our certificate of incorporation to issue up to 275 million shares of common stock, par value $.001 per share, and 1 million shares of preferred stock. Preferred stock issued is as follows:

1.	iBio CMO Preferred Tracking Stock, par value, $0.001.
2.	Series A Convertible Preferred Stock, par value, $0.001 (“Series A Preferred”)
3.	Series B Convertible Preferred Stock, par value, $0.001 (“Series B Preferred”)

Public offering

On November 30, 2017, the Company closed a public offering of 2,250,000 shares of its common stock at a public offering price of $2.00 per share raising gross proceeds of $4,500,000. The shares of common stock were issued pursuant to an underwriting agreement entered into between the Company and Aegis Capital Corp. (“Aegis”). The Company paid Aegis a discount of 7% to the public offering price with respect to shares purchased in the offering by investors who did not have a pre-existing relationship with the Company prior to the offering (the “New Investors”), and a discount of 3.5% to the public offering price with respect to shares purchased in the offering by investors who did have a pre-existing relationship with the Company. In addition to the underwriting discounts, the Company issued to the Underwriter 11,000 shares of its common stock, equal to 2% of the aggregate shares of common stock sold in the offering to the New Investors. The Company incurred underwriting discounts, commissions and other offering expenses of $311,000 related to closing and completion of this public offering.

On June 26, 2018, the Company closed on an underwritten public offering with total gross proceeds of approximately $16,000,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 4,350,000 shares of Common Stock at $0.90 per share, (ii) 6,300 shares of Series A Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 7,000,000 shares of Common Stock at $0.90 per share, (iii) 5,785 shares of Series B Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 6,427,778 shares of Common Stock at $0.90 per share. The Company granted the underwriters, Alliance Global Partners, a 45-day option to purchase up to an additional 2,666,666 shares of common stock to cover over-allotments, if any. On July 12, 2018, the Company received approximately $1,350,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, from the proceeds of the sale of 1,500,000 over-allotment shares of Common Stock purchased at $0.90 by the underwriter during the 45-day provision.

As of August 30, 2018, we had issued and outstanding approximately 18.3 million shares of common stock, one share of iBio CMO Preferred Tracking Stock, 5,538 shares of Series A Preferred and 5,785 shares of Series B Preferred. As of August 30, 2018, 1.36 million options to purchase shares of common stock were outstanding and we had approximately 135,000 shares of common stock reserved for future issuance of additional option grants under our 2008 Amended and Restated Omnibus Equity Incentive Plan.

In addition, we had approximately 12.6 million shares of common stock reserved for future possible conversions of the Series A Preferred and Series B Preferred. Accordingly, we will be able to issue up to approximately 229.1 million additional shares of common stock and 987,914 shares of preferred stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The issuance of preferred stock or additional shares of common stock could adversely affect the rights of the holders of shares of our common stock.

Our Board of Directors is authorized to issue up to 987,914 shares of preferred stock without any further action on the part of our stockholders. Our Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Currently, we have one share of preferred stock outstanding. Our Board of Directors may, at any time, authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to the redemption of the shares, together with a premium, before the redemption of our common stock, which may have a material adverse effect on the rights of the holders of our common stock. In addition, our Board of Directors, without further stockholder approval, may, at any time, issue large blocks of preferred stock. In addition, the ability of our Board of Directors to issue shares of preferred stock without any further action on the part of our stockholders may impede a takeover of our company and may prevent a transaction that is favorable to our stockholders.

Risks Related to Our Stock Purchase Agreement with Lincoln Park

Sales of our common stock to Lincoln Park may cause substantial dilution to our existing stockholders and the sale of the shares of our common stock acquired by Lincoln Park could cause the price of our common stock to decline.

On July 24, 2017, we entered into a common stock purchase agreement with Lincoln Park pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $16,000,000 of our common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park Purchase Agreement”). As a result, on July 24, 2017, 120,000 shares of our common stock were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the agreement, and 250,000 shares of common stock were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000.

During March 2018, the Company sold an additional 60,000 shares of common stock to Lincoln Park for an aggregate gross purchase price of $121,290. We may direct Lincoln Park to purchase up to an additional $14,878,710 worth of shares of our common stock (excluding the initial purchase) under our agreement over a 36-month period generally in amounts up to 10,000 shares of our common stock, which may be increased to up to 60,000 shares of our common stock depending on the market price of our common stock at the time of sale and subject to a maximum limit of $1,000,000 per purchase, on any such business day.

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

Our management will have broad discretion over the amounts, timing and use of the net proceeds that we may receive pursuant to the Lincoln Park Purchase Agreement, you may not agree with how we use the proceeds, and the proceeds may not be invested successfully.

Our management will have broad discretion in the timing and application of any net proceeds that we may receive from any future sales of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement. Management could use these proceeds for purposes other than those contemplated at the time of this prospectus. Accordingly, you will be relying on the judgment of our management with regard to the timing and use of these net proceeds, and you will not have the opportunity as part of your investment decision to assess whether the proceeds are being used appropriately. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for our company.

We may not be able to access the full amounts available under the Lincoln Park Purchase Agreement, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.

Other than the Initial Purchase Amount, all funds available under the Lincoln Park Purchase Agreement are only available if our common stock per share value is $2.50 or higher at the time we seek to sell stock, and the volume of any such stock sales under the Purchase Agreement may vary with our common stock per share price. Changes in our stock price may limit the net proceeds we may receive under the Purchase Agreement.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

Our corporate office is located in subleased space, leased on a month-to-month basis, at 600 Madison Avenue, New York, New York, and includes shared use of common facilities. In this space, we perform or maintain oversight of our administrative, clinical development, regulatory affairs and business development functions.

iBio CDMO’s operations take place in Bryan, Texas, in a facility controlled by an affiliate of Eastern as sublandlord. The facility is a 139,000-square foot Class A life sciences building located on land owned by the Texas A&M system, designed and equipped for plant-made development and manufacture of biopharmaceuticals. iBio CDMO has a 34-year capital lease for the facility. The 34-year term of the capital lease may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the lease. Commercial operations commenced in January 2016. iBio CDMO operates on the basis of three parallel lines of business: (1) Development and manufacturing of third-party products; (2) Development and production of the Company’s proprietary product(s) for treatment of fibrotic diseases and/or other proprietary iBio products; and (3) Commercial technology transfer services including facility design, as needed.

Item 3. Legal Proceedings.

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

On June 6, 2018, the Company received a letter from NYSE American LLC (“NYSE American” or the “Exchange”) stating that it is not in compliance with the continued listing standards as set forth in Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”), which applies if a listed company has stockholders’ equity of less than $6,000,000 and has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. The Exchange indicated that a review of the Company shows that it is below compliance with Section 1003(a)(iii) since it reported stockholders’ equity of $4.2 million as of March 31, 2018 and net losses in its five most recent fiscal years.

In order to maintain its listing, the Company submitted a plan for compliance addressing how it intends to regain compliance with Section 1003(a)(iii) of the Company Guide by December 6, 2019.  On August 16, 2018, the Company received notice from NYSE American that NYSE Regulation had accepted the Company’s July 16, 2018 plan and granted the plan period through December 6, 2019, subject to periodic review by the Exchange, including quarterly monitoring, for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by December 6, 2019, or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff may initiate delisting proceedings as appropriate.

On November 30, 2017, the Company closed a public offering of 2,250,000 shares of its common stock at a public offering price of $2.00 per share raising gross proceeds of $4,500,000. The shares of common stock were issued pursuant to an underwriting agreement entered into between the Company and Aegis Capital Corp. (“Aegis”). The Company paid Aegis a discount of 7% to the public offering price with respect to shares purchased in the offering by investors who did not have a pre-existing relationship with the Company prior to the offering (the “New Investors”), and a discount of 3.5% to the public offering price with respect to shares purchased in the offering by investors who did have a pre-existing relationship with the Company. In addition to the underwriting discounts, the Company issued to the Underwriter 11,000 shares of its common stock, equal to 2% of the aggregate shares of common stock sold in the offering to the New Investors. The Company incurred underwriting discounts, commissions and other offering expenses of $311,000 related to closing and completion of this public offering.

On June 26, 2018, the Company closed on an underwritten public offering with total gross proceeds of approximately $16,000,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 4,350,000 shares of Common Stock at $0.90 per share, (ii) 6,300 shares of Series A Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 7,000,000 shares of Common Stock at $0.90 per share, (iii) 5,785 shares of Series B Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 6,427,778 shares of Common Stock at $0.90 per share. The Company granted the underwriters, Alliance Global Partners, a 45-day option to purchase up to an additional 2,666,666 shares of common stock to cover over-allotments, if any. On July 12, 2018, the Company received approximately $1,350,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, from the proceeds of the sale of 1,500,000 over-allotment shares of Common Stock purchased at $0.90 by the underwriter during the 45-day provision.

As of June 30, 2018, the Company’s stockholders’ equity balance is $16.2 million.

On January 4, 2018, the Company received a letter from NYSE American stating that iBio, Inc.’s securities have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing is predicated on it effecting a reverse stock split of its Common Stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which NYSE American had determined to be no later than July 5, 2018.

On April 23, 2018, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio to be determined by the Company's Board of Directors in a range not less than one-for-two (1:2) and not greater than one-for-ten (1:10).

On May 23, 2018, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten (1:10) shares of the Company's common stock. As a result of the reverse stock split, every ten (10) shares of the Company's common stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options. The reverse stock split did not affect the par value of the Company’s common stock or the shares of common stock the Company is authorized to issue under its Certificate of Incorporation, as amended. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. The effective date of the reverse stock split was June 8, 2018. All share and per share amounts of common stock presented have been retroactively adjusted to reflect the one-for-ten reverse stock split.

On July 5, 2018, the Company received a letter from NYSE American informing the Company that it has resolved the deficiency with respect to low selling price, described in Section 1003(f)(v) of the Company guide and was back in compliance. On September 13, 2018, the closing price of the Company’s common stock was $0.84.

The following table sets forth the high and low sale prices for our common stock during the years ended June 30, 2018 and 2017, as reported by the NYSE American, as adjusted to reflect the one-for-ten reverse stock split of our issued and outstanding common stock which took effect on June 8, 2018. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low
Year ended June 30, 2018:
First Quarter	$4.70	$2.60
Second Quarter	$3.86	$1.40
Third Quarter	$3.49	$1.55
Fourth Quarter	$2.29	$0.77

Year ended June 30, 2017:
First Quarter	$7.40	$5.50
Second Quarter	$5.50	$3.50
Third Quarter	$5.20	$3.70
Fourth Quarter	$4.50	$3.60

Holders

As of September 5, 2018, there were 93 holders of record of our common stock.

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

We developed and implemented a new business model as a result of the ongoing litigation against our original research and development contractor. Our new business model comprises three key elements:

1.	CDMO Facility Activities - the creation of a contract development and manufacturing organization to produce revenue through the provision of services based on our technologies and capabilities,

2.	Product Candidate Pipeline - the advancement of select product candidates developed by iBio or through partnering with collaborators, and

3.	Facility Design and Build-out / Technology Transfer - the design and development for others of facilities based on our new technologies and experience along with the provision of commercial technology transfer.

We accomplished the first part of our new business plan through the acquisition of control of the large manufacturing facility that is now controlled and operated by our subsidiary, iBio CDMO, under a capital lease. The facility includes human resources, laboratory and pilot-scale operations, and large-scale automated hydroponic systems capable of growing over four million plants as "in process inventory" and delivering over 300 kilograms of therapeutic protein active pharmaceutical ingredient per year. The facility capacity can also be doubled by adding additional plant growth equipment in a space already available for that purpose.

We have integrated into our iBio CDMO operations the rights iBio has obtained to certain patented and unpatented technologies developed for it by Novici, in addition to novel manufacturing methods and processes developed by iBio CDMO. These technologies, methods, and processes are applied by iBio CDMO to a variety of tasks performed for clients, collaborators, and for iBio itself, including product and process development, analytical, and manufacturing services. iBio CDMO is promoting commercial collaborations with third parties on the basis of these technology advantages and plans to work with customers to achieve laboratory scale technical milestones that can form the basis of longer-term manufacturing business arrangements.

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

Results of Operations

Revenue

Gross revenue for 2018 and 2017 was $444,000 and $394,000, respectively, an increase of $50,000, primarily attributable to an increase in third-party proof of concept, feasibility study and small-scale production contracts delivered under our new business model offset by no revenue recognized for the technology services previously performed pursuant to the agreement with Fiocruz in connection with the development by Fiocruz of a yellow fever vaccine.

Research and Development Expenses

Research and development expenses for 2018 and 2017 were $3,986,000 and $4,117,000, respectively, a decrease of $131,000. The decrease was primarily related to a decrease in contracted research expenses with Fiocruz and research and development costs associated with third-party client project work offset by an increase in research and development personnel costs at iBio CDMO.

General and Administrative Expenses

General and administrative expenses for 2018 and 2017 were approximately $10,685,000 and $10,551,000, respectively, an increase of $134,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase resulted primarily from an increase in maintenance, utility and personnel costs associated with the CDMO offset by a reduction of professional fees.

Other Income (Expense)

Other income (expense) for 2018 and 2017 was approximately $(1,881,000) and $(1,865,000), respectively.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease. Such sublease is accounted for as a capital lease. In Fiscal 2018, other income (expense) included interest expense of $1,915,000 incurred under the capital lease and interest and royalty income of $34,000. Other income (expense) in Fiscal 2017 included interest expense of $1,929,000 incurred under the capital lease and interest and royalty income of $64,000.

Net Loss Attributable to Noncontrolling Interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate in Fiscal 2018. The noncontrolling interest held by the Eastern Affiliate represented 0.01% in Fiscal 2018 and 30% from July through February and 0.01% from March through June 2017.

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of a newly created iBio CMO Preferred Tracking Stock, in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions contemplated in the Exchange Agreement, the Company owns 99.99% and the Eastern Affiliate owns 0.01% of iBio CDMO.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $15.9 million as compared to $8.1 million as of June 30, 2017.

Net Cash Used in Operating Activities

Operating activities used $13.5 million in cash in Fiscal 2018. The decrease in cash was primarily attributable to funding our net loss for the year.

Net Cash Used in Investing Activities

In Fiscal 2018, net cash used in investing activities was $1,079,000. Cash used in investing activities was attributable to additions to intangible assets of $145,000 and the acquisition of fixed assets primarily for iBio CDMO of $934,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $22.4 million. In Fiscal 2018, we sold shares of our common stock as follows: (i) on July 24, 2017, we sold 250,000 shares to Lincoln Park Capital Fund, LLC (“Lincoln Park”) for an aggregate purchase price of $1,000,000; (ii) in March 2018, we sold 60,000 shares of our common stock to Lincoln Park for $121,000; (iii) on November 30, 2017, we sold 225,000 shares of our common stock under a public offering for gross proceeds of $4.5 million; and (iv) on June 26, 2018, we sold preferred stock and common stock under a public offering for gross proceeds of $16 million. In addition, the Eastern Affiliate contributed $2.14 million for working capital purposes. The proceeds were offset by costs to raise capital of $1,175,000 and principal payments on our capital lease obligation of $183,000.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma, Inc. in August 2008. As of June 30, 2018, our accumulated deficit was approximately $88.2 million, and we used approximately $13.5 million of cash for operating activities for Fiscal 2018. As of June 30, 2018, cash on hand is approximately $15.9 million, which is expected to support the Company’s operations through at least September 30, 2019.

We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies and proprietary products, license and collaboration arrangements and the operation of our subsidiary, iBio CDMO, and through proceeds from the sale of additional equity or other securities. We cannot be certain that such funding will be available on favorable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Recent equity raises were as follows:

On June 26, 2018, we closed a public offering raising gross proceeds of $16,000,000 before deducting $854,250 of underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of the following:

i)	4,350,000 shares of its common stock at $0.90 per share;

ii)	6,300 shares of Series A Convertible Preferred Stock with a stated value of $1,000 per preferred share, and convertible into an aggregate of 7,000,000 shares of Common Stock at $0.90 per share; and,

iii)	5,785 shares of Series B Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 6,427,778 shares of Common Stock at $0.90 per share.

The Company granted the underwriters a 45-day option to purchase up to an additional 2,666,666 shares of common stock to cover over-allotments, if any. On July 12, 2018, 1,500,000 shares of common stock were sold to the Company’s underwriter in connection with the underwriter partially exercising its over-allotment option at the public offering price of $0.90 per share. The Company received gross proceeds of $1,350,000 before deducting $94,500 of underwriting discounts, commissions and other offering expenses payable by the Company.

On November 30, 2017, we closed a public offering of 2,250,000 shares of its common stock at a public offering price of $2.00 per share raising gross proceeds of $4,500,000 before deducting $311,000 of underwriting discounts, commissions and other offering expenses payable by the Company. The shares of common stock were issued pursuant to an underwriting agreement entered into between the Company and Aegis.

On July 24, 2017, we entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $16,000,000 of our common stock (subject to certain limitations) from time to time over the 36-month term of the agreement. As a result, on July 24, 2017, 120,000 shares of our common stock were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the agreement, and 250,000 shares of common stock were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000.

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

During March 2018, we sold 60,000 shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement for an aggregate gross purchase price of $121,290.

Despite any further proceeds we may receive pursuant to the Lincoln Park Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond September 30, 2019.

Notices of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On June 6, 2018, we received a letter from NYSE American stating that the Company is not in compliance with the continued listing standards as set forth in Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”), which applies if a listed company has stockholders’ equity of less than $6,000,000 and has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. The Exchange indicated that a review of the Company shows that it is below compliance with Section 1003(a)(iii) since it reported stockholders’ equity of $4.2 million as of March 31, 2018 and net losses in its five most recent fiscal years.

In order to maintain our listing, we submitted a plan for compliance addressing how we intend to regain compliance with Section 1003(a)(iii) of the Company Guide by December 6, 2019.  On August 16, 2018, the Company received notice from NYSE American that NYSE Regulation had accepted the Company’s July 16, 2018 plan and granted the plan period through December 6, 2019, subject to periodic review by the Exchange, including quarterly monitoring, for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by December 6, 2019, or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff may initiate delisting proceedings as appropriate.

As of June 30, 2018, the Company’s stockholders’ equity balance is $16.2 million.

On January 4, 2018, we received a letter from NYSE American stating that iBio, Inc.’s securities have been selling for a low price per share for a substantial period of time and, pursuant to Section 1003(f)(v) of the Company Guide, the Company’s continued listing is predicated on it effecting a reverse stock split of its Common Stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which NYSE American had determined to be no later than July 5, 2018.

On April 23, 2018, we held a special meeting of stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio to be determined by the Company's Board of Directors in a range not less than one-for-two (1:2) and not greater than one-for-ten (1:10).

On May 23, 2018, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten (1:10) shares of the Company's common stock. As a result of the reverse stock split, every ten (10) shares of the Company's common stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options. The reverse stock split did not affect the par value of the Company’s common stock or the shares of common stock the Company is authorized to issue under its Certificate of Incorporation, as amended. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. The effective date of the reverse stock split was June 8, 2018. All share and per share amounts of common stock presented have been retroactively adjusted to reflect the one-for-ten reverse stock split.

On July 5, 2018, we received a letter from NYSE American informing the Company that is has resolved the deficiency with respect to low selling price, described in Section 1003(f)(v) of the Company guide and was back in compliance. On September 13, 2018, the closing price of the Company’s common stock was $0.84.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2018, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2018 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our financial statements.

We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates. See Note 3 to the consolidated financial statements in this Annual Report for a complete discussion of our significant accounting policies and estimates.

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

Item 8. Financial Statements and Supplementary Data.

Financial statements and notes thereto appear on pages F-1 to F-31 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of June 30, 2018. Based on that evaluation, our Executive Chairman and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has performed an assessment of the effectiveness of iBio’s internal control over financial reporting as of June 30, 2018 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2018.

/s/Robert B. Kay	/s/James P. Mullaney
Robert B. Kay	James P. Mullaney
Executive Chairman	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and
Principal Accounting Officer)
September 18, 2018
September 18, 2018

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The name, age, years of service on our board of directors, principal occupation and business experience and certain other information for each of our directors as of August 31, 2018 is set forth below:

Name	Age	Years of Service on our Board of Directors
Robert B. Kay	78	Director since August 2008
Glenn Chang	70	Director since August 2008
Arthur Elliott, Ph.D.	82	Director since October 2010
Seymour Flug	83	Director since December 2012
General (Ret.) James T. Hill	72	Director since August 2008
John D. McKey, Jr.	75	Director since August 2008
Philip K. Russell, M.D.	86	Director since March 2010

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

General (Ret.) James T. Hill is the former commander of United States Southern Command. In this role he led all U.S. military forces and operations in Central America, South America and the Caribbean, working directly with U.S. Ambassadors, foreign heads of state, key Washington decision-makers, foreign senior military and civilian leaders in implementing United States policy. General Hill’s experience in developing strategic plans and his insights regarding the conduct of business affairs in Central and South America is a key resource for us. General Hill is the founder of the J.T. Hill Group, a consulting organization specializing in strategic leadership and international security.

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

EXECUTIVE OFFICERS

The following table sets forth the names, ages and biographical information of our executive officers as of August 31, 2018:

Name	Age	Position Held With Us
Robert B. Kay	78	Executive Chairman and Chief Executive Officer
Robert L. Erwin	65	President
James P. Mullaney	47	Chief Financial Officer
Terence Ryan, Ph.D.	63	Chief Scientific Officer

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

Meetings of the Board of Directors and Committees

During the fiscal year ended June 30, 2018, the board of directors held four meetings in person or by telephone and acted by unanimous written consent on two occasions and the Audit Committee held four meetings in person or by telephone. The Nominating Committee acted by unanimous written consent on two occasions, and no meetings in person or by telephone were held by the Nominating Committee. No meetings in person or by telephone were held and no actions were taken by the Compensation Committee as matters addressable by such committee were considered and approved by the full board. Between meetings, members of the board of the directors are provided with information regarding our operations and are consulted on an informal basis with respect to pending business. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the total number of meetings of the committees on which such director serves. All of our directors attended our 2017 Annual Meeting of Stockholders.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2018.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our principal executive officer, principal financial officer and our two other most highly compensated executive officers who were serving as executive officers at June 30, 2018, the end of our last completed fiscal year. We refer to the executive officers identified in this table as our “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards (1)	Total
Robert B. Kay	2018	$314,899	$-	$-	$314,899
Executive Chairman	2017	310,732	-	107,085	417,817

James Mullaney	2018	240,000	-	-	240,000
Chief Financial Officer	2017	66,667	20,000	52,966	139,633

Robert Erwin	2018	251,666	-	-	251,666
President	2017	230,000	-	107,085	337,085

Terence E. Ryan, Ph.D.	2018	200,000	-	-	200,000
Chief Scientific Officer	2017	200,000	-	-	200,000

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

Outstanding Equity Awards at Fiscal Year-Ending June 30, 2018

The following table shows information regarding unexercised stock options held by our named executive officers as of June 30, 2018, as adjusted to reflect the one-for-ten reverse stock split of our issued and outstanding common stock which took effect on June 8, 2018.

Name	Unexercised Options	Exercise Price	Expiration Date	Market Value (1)
Robert Kay (2)	25,000	$2.00	2/13/19	$-
Robert Kay (2)	25,000	$6.60	8/10/19	$-
Robert Kay (2)	30,000	$17.30	8/16/20	$-
Robert Kay (3)	50,000	$30.70	12/30/20	$-
Robert Kay (3)	50,000	$30.70	12/30/20	$-
Robert Kay (4)	30,000	$19.60	10/21/21	$-
Robert Kay (4)	30,000	$11.00	7/24/22	$-
Robert Kay (4)	30,000	$5.00	7/16/23	$-
Robert Kay (4)	60,000	$10.00	9/5/24	$-
Robert Kay (4)	75,000	$17.20	9/4/25	$-
Robert Kay (5)	30,000	$4.00	5/1/27	$-
Robert Erwin (2)	25,000	$2.00	2/13/19	$-
Robert Erwin (2)	25,000	$6.60	8/10/19	$-
Robert Erwin (2)	30,000	$17.30	8/16/20	$-
Robert Erwin (2)	30,000	$19.60	10/21/21	$-
Robert Erwin (2)	30,000	$11.00	7/24/22	$-
Robert Erwin (2)	30,000	$5.00	7/16/23	$-
Robert Erwin (4)	60,000	$10.00	9/5/24	$-
Robert Erwin (4)	75,000	$17.20	9/4/25	$-
Robert Erwin (5)	30,000	$4.00	5/1/27	$-
Terence Ryan (4)	10,000	$13.80	7/14/20	$-
Terence Ryan (4)	10,000	$19.60	10/21/21	$-
Terence Ryan (4)	10,000	$17.20	9/4/25	$-
James Mullaney (5)	15,000	$4.00	3/1/27	$-

(1)	The market value for each award is based upon the closing stock price of $0.90 per share of common stock on June 30, 2018, less the exercise price of the option.

(2)	Options vested in five equal annual installments on the anniversary date of grant. Options fully vested as of June 30, 2018.

(3)	Options vested on the vesting commencement date of the grant. Options fully vested as of June 30, 2018.

(4)	Options vested in three equal annual installments on the anniversary date of grant. Options fully vested as of June 30, 2018

(5)	Options vest in three equal annual installments on the anniversary date of grant.

Employment Agreements

As of June 30, 2018, we have one employment contract or other similar agreements or arrangements with one named executive officer. The Company and its Chief Financial Officer, James P. Mullaney, entered into an employment offer letter dated December 30, 2016. Mr. Mullaney is employed on an at-will basis.

Equity Incentive Plan

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. In December 2013, our stockholders approved an amendment to the Plan to increase the number of shares of our common stock authorized for issuance thereunder from 1,000,000 shares to 1,500,000 shares (adjusted for the Company’s one-for-ten reverse stock split effective June 8, 2018). Under the provisions of the Plan, the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 135,000 shares (adjusted for the Company’s one-for-ten reverse stock split effective June 8, 2018). Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the board of directors. Vesting of awards occurs ratably on the anniversary of the grant date over the service period as determined at the time of grant.

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

Director Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for services to the Company during the fiscal year ended June 30, 2018:

Director	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total
General James T. Hill	$39,996	$-	$39,996
Glenn Chang	15,000	-	15,000
John D. McKey	15,000	-	15,000
Philip K. Russell	15,000	-	15,000
Arthur Elliot	15,000	-	15,000
Seymour Flug	15,000	-	15,000
	$114,996	$-	$114,996

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

(2)	The aggregate number of stock options outstanding for each non-employee director was as follows as of August 31, 2018 (adjusted for the Company’s one-for-ten reverse stock split effective June 8, 2018).: Gen. Hill 55,000 (51,000 vested), Mr. Chang 55,000 (51,000 vested), Mr. McKey 65,000 (61,000 vested), Dr. Russell 46,000 (42,000 vested), Dr. Elliott 46,000 (42,000 vested), and Mr. Flug 34,000 (30,000 vested).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of August 31, 2018, as adjusted to reflect the one-for-ten reverse stock split of our issued and outstanding common stock which took effect on June 8, 2018:

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

	Number of		Percent of
	Shares		Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)		Owned (2)
5% Stockholders
Eastern Capital Limited	8,457,734	(3)	34.6%
Lincoln Park Capital	2,874,444	(4)	11.7%
LH Financial Services Corp.	1,944,443	(5)	8.0%
Iroquois Capital Management, LLC	1,666,667	(5)	6.8%

Directors
Robert B. Kay	518,096	(6)	2.1%
Glenn Chang	52,215	(7)	0.2%
Arthur Y. Elliott, Ph.D.	42,000	(8)	0.2%
John McKey, Jr.	109,656	(9)	0.4%
Seymour Flug	30,000	(8)	0.1%
General James T. Hill	52,500	(10)	0.2%
Philip K. Russell, M.D.	42,000	(8)	0.2%

Other Executive Officers
Robert L. Erwin	315,000	(8)	1.3%
Terence E. Ryan, Ph.D.	30,000	(8)	0.1%
James Mullaney	5,000	(8)	-%

All current directors and executive officers as a group (10 persons)	1,196,467	(11)	4.9%

(1)	The address of Eastern Capital Limited (“Eastern”) is Box 31363, Grand Cayman, E9 KY1 1206. The address of Lincoln Park Capital is c/o Lincoln Park Capital Fund, LLC, 440 North Wells Street, Suite 410, Chicago, IL 60654. The address of LH Financial Services Corp. is 150 Central Park South, New York, NY 10019. The address of Iroquois Capital Management, LLC is 641 Lexington Avenue, New York, NY 10022. The address of each of our directors and executive officers is c/o iBio, Inc., 600 Madison Avenue, Suite 1601, New York, New York 10022-1737.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of our common stock. On August 31, 2018, there were 18,286,792 shares of common stock outstanding. Shares of common stock issuable under stock options that are exercisable within 60 days after August 31, 2018 are deemed outstanding and are included for purposes of computing the number of shares owned and percentage ownership of the person holding the option but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Includes (i) 8,457,734 shares of common stock and (ii) 615,000 shares of common stock underlying convertible Series B Preferred. Does not include 5,812,778 shares of common stock underlying convertible Series B Preferred as Eastern Capital Limited is limited to beneficial ownership of 48% by agreement.

(4)	Includes (i) 500,000 shares of common stock, (ii) 430,000 shares of common stock held by Lincoln Park Capital, of which Mr. Sheinfeld is the managing manager, and (iii) 1,944,443 shares of common stock underlying convertible Series A Preferred held by Lincoln Park Capital.

(5)	All shares listed are shares of common stock underlying convertible Series A Preferred.

(6)	Includes (i) 21,133 shares of common stock, (ii) 81,963 shares of common stock held by EVJ LLC, of which Mr. Kay is the manager, and (iii) 415,000 shares of common stock underlying vested stock options held by Mr. Kay.

(7)	Includes (i) 1,215 shares of common stock and (ii) 51,000 shares of common stock underlying vested stock options.

(8)	All shares listed are shares of common stock underlying vested stock options.

(9)	Includes (i) 48,656 shares of common stock and (ii) 61,000 shares of common stock underlying vested stock options.

(10)	Includes (i) 1,500 shares of common stock and (ii) 51,000 shares of common stock underlying vested stock options.

(11)	Consists of (i) 154,467 shares of common stock and (ii) 1,042,000 shares of common stock underlying vested stock options.

Equity Compensation Plans

The following table provides information regarding the status of the Plan at June 30, 2018 as adjusted to reflect the one-for-ten reverse stock split of our issued and outstanding common stock which took effect on June 8, 2018:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the previous columns)
Equity compensation plan approved by stockholders	1,364,583	$12.01	135,417

Equity compensation plans not approved by stockholders	—	—	—

Total	1,364,583	$12.01	135,417

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

Transactions with Eastern Capital Limited and its Affiliates

On January 13, 2016, we entered into a share purchase agreement with Eastern, which was amended as of February 25, 2016 (as amended, the “6.5M Purchase Agreement”). Pursuant to the 6.5M Purchase Agreement, Eastern agreed to purchase 650,000 shares of our common stock (the “Eastern Shares”), for a purchase price of $6.22 per share (adjusted for the Company’s one-for-ten reverse stock split effective June 8, 2018), subject to the approval of our stockholders. Our stockholders approved the issuance of such shares at our 2015 Annual Meeting.

On the same day that we entered into the 6.5M Purchase Agreement, we also entered into a separate share purchase agreement pursuant to which Eastern agreed to purchase 350,000 shares of our common stock (the “3.5M Purchase Agreement”) for a purchase price of $6.22 per share (adjusted for the Company’s one-for-ten reverse stock split effective June 8, 2018) (the “3.5M Purchase Agreement”) (together with the 6.5M Purchase Agreement, the “Eastern Purchase Agreements”). Stockholder approval was not required for the issuance of the 350,000 shares of our common stock pursuant to the 3.5M Purchase Agreement and the sale of those shares was completed on January 25, 2016.

Simultaneously with the issuance of shares under the 3.5M Purchase Agreement, Eastern exercised warrants, dated April 26, 2013, which Eastern acquired previously, to purchase 178,400 shares of common stock for a purchase price of $5.30 per share.

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

On February 23, 2017, we entered into an Exchange Agreement with Bryan Capital Investors, the Eastern Affiliate, pursuant to which we acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued to Bryan Capital Investors one share of our newly created iBio CMO Preferred Tracking Stock, par value $0.001 per share (the “Preferred Tracking Stock”), in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by Bryan Capital Investors at an original issue price of $13 million. After giving effect to the transactions contemplated in the Exchange Agreement, we own 99.99% of iBio CDMO and Bryan Capital Investors owns 0.01% of iBio CDMO. iBio has the right to appoint a majority of the members of the Board of Managers that manages the iBio CDMO joint venture. Specified material actions by the joint venture require the consent of iBio and Bryan Capital Investors.

As part of the transactions between Eastern and the Company, Eastern entered into a three-year standstill agreement (the “Standstill Agreement”) that restricts additional acquisitions of our common stock by Eastern and its controlled affiliates to limit its beneficial ownership of our outstanding shares of common stock to a maximum of 38% (the “Eastern Beneficial Ownership Limitation”), absent approval by a majority of our Board of Directors. With respect to the Standstill Agreement, our Board of Directors, acting unanimously, invited Bryan Capital Investors to enter into the Exchange Agreement described above and approved the issuance of one share of our Preferred Tracking Stock to Bryan Capital Investors.

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

On June 26, 2018, the Company closed its previously announced public offering (the “Offering”) of (i) 4,350,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $0.90 per Share, (ii) 6,300 shares (the “Series A Preferred Shares”) of the Company’s newly designated Series A Convertible Preferred Stock, $0.001 par value (the “Series A Preferred Stock”) at the public offering price of $1,000 per Series A Preferred Share, and (iii) 5,785 shares (the “Series B Preferred Shares”) of the Company’s newly designated Series B Convertible Preferred Stock, $0.001 par value (the “Series B Preferred Stock”) at the public offering price of $1,000 per Series B Preferred Share.

In connection with the Offering, on June 26, 2018, the Company entered into an amendment (the “Amendment”) to the 6.5M Purchase Agreement, dated January 13, 2016, with Eastern. The Amendment increases the Eastern Beneficial Ownership Limitation to 48% and extends the restrictions under the Standstill Provision until June 26, 2020. In accordance with the terms of the Standstill Provision, as amended, the Company’s Board of Directors duly authorized the Company’s Chief Executive Officer to offer Eastern to purchase shares in the Offering, provided that, when taken together with all other equity securities of the Company beneficially owned by Eastern and its controlled affiliates following consummation of the Offering, Eastern and its controlled affiliates would not beneficially own more than 48% of the aggregate number of shares of Common Stock outstanding as of the closing of the Offering, including all shares of Common Stock issuable upon conversion of all outstanding shares of Series A Preferred Stock and Series B Preferred Stock, and provided, further, that Eastern agreed to extend the standstill restrictions for two (2) additional years beginning with the date of Eastern’s or its controlled affiliate’s purchase of securities in the Offering.

Eastern does not have a right to appoint a director designee or any other special rights with respect to our management and affairs aside from its ability to vote the shares of common stock that it owns as it determines. Eastern has not been granted any board, management or special voting rights in connection with the transactions contemplated in the Purchase Agreements.

Capital Lease with Largest Stockholder

In connection with the joint venture, the Eastern Affiliate granted iBio CDMO a 34-year capital lease of a 139,000-square foot Class A life sciences building in Bryan, Texas located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Eastern Affiliate granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by a capital lease agreement entitled the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Eastern Affiliate (the “Sublease”). The 34-year term of the Sublease may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the Sublease. Under the Sublease, iBio CDMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index. The base rent under the Eastern Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. iBio CDMO is responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease. General and administrative expenses related to the Affiliate were approximately $852,000 and $724,000 for the years ended June 30, 2018 and 2017, respectively. Interest expense incurred under the capital lease obligation amounted to $1,915,000 and $1,928,000 for the years ended June 30, 2018 and 2017, respectively.

Research and Development Services Vendor

In January 2012, the Company entered into an agreement with Novici in which iBio’s President is a minority stockholder. Novici performs technology development services for iBio, including laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The accounts payable balance includes amounts due to Novici of approximately $181,000 and $87,000 at June 30, 2018 and 2017, respectively. Research and development expenses related to Novici were approximately $877,000 and $957,000 for the years ended June 30, 2018 and 2017, respectively.

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

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to us by CohnReznick LLP:

	For the Year Ended June 30,
	2018	2017
Audit Fees	$159,507	$158,700
Audit-related Fees	—	—
Tax Fees	—	—
Other Fees	70,244	1,090
Total Fees	$229,751	$159,790

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits and Index

(1)	A list of the financial statements filed as part of this report is set forth in the index to financial statements at page F-1 and is incorporated herein by reference.

(2)	An index of exhibits incorporated by reference or filed with this Report is provided below:

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 29, 2017, by and between iBio, Inc. and Aegis Capital Corp.(1)
1.2	Amended and Restated Underwriting Agreement, dated November 30, 2017, between iBio, Inc. and Aegis Capital Corp. (2)
1.3	Underwriting Agreement, dated June 21, 2018, by and between iBio, Inc. and A.G.P./Alliance Global Partners (3)
3.1	Certificate of Incorporation of the Company (5)
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (4)
3.3	First Amended and Restated Bylaws of the Company (5)
3.4	Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (6)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of iBio, Inc.(7)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of iBio, Inc.(7)
4.1	Form of Common Stock Certificate (8)
4.2	Registration Rights Agreement, dated July 24, 2017, between iBio, Inc. and Lincoln Park Capital Fund, LLC (9)
10.1	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (10)
10.2	Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (11)+
10.3	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 3,500,000 (pre-split) shares of common stock (12)
10.4	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 6,500,000 (pre-split) shares of common stock (12)
10.5	Amendment, dated June 26, 2018, to Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 6,500,000 (pre-split) shares of common stock (7)
10.6	Amended and Restated Limited Liability Company Operating Agreement of iBio CDMO LLC, dated January 13, 2016, between the Company, Bryan Capital Investors LLC and iBio CDMO LLC (13)
10.7	License Agreement, dated January 13, 2016, between the Company and iBio CDMO LLC (13)
10.8	Sublease Agreement, dated January 13, 2016, between College Station Investors LLC and iBio CDMO LLC (13)
10.9	Exchange Agreement, dated February 23, 2017, between iBio, Inc. and Bryan Capital Investors LLC (14)
10.10	Amendment No. 1, dated February 23, 2017, to the Amended and Restated Limited Liability Company Agreement of iBio CDMO LLC, dated January 13, 2016, between iBio, Inc. and Bryan Capital Investors LLC (14)
10.11	Offer Letter, dated December 30, 2016, between iBio, Inc. and James P. Mullaney(15)
10.12	Purchase Agreement, dated July 24, 2017, between iBio, Inc. and Lincoln Park Capital Fund, LLC (9)
21	Subsidiaries of Registrant *
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 8-K filed with the SEC on November 29, 2017 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (Commission File No. 001-35023).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2018 (Commission File No. 001-35023).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2018 (Commission File No. 001-35023).
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (Commission File No. 001-35023).
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2018 (Commission File No. 001-35023).
(8)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on July 11, 2008 (Commission File No. 000-53125).
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017 (Commission File No. 001-35023).
(10)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on June 18, 2008 Commission File No. 000-53125).
(11)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 30, 2013 (Commission File No. 001-35023).
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2016 (Commission File No. 000-35023).
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 22, 2016 (Commission File No. 001-35023).
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (Commission File No. 001-35023).
(15)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2017 (Commission File No. 001-35023).
*	Filed herewith.
+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBio, Inc.
(Registrant)

Dated: September 18, 2018	/s/Robert B. Kay
Robert B. Kay
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: September 18, 2018	/s/James P. Mullaney
James P. Mullaney
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Robert B. Kay	Executive Chairman and Chief Executive	September 18, 2018
Robert B. Kay	Officer (Principal Executive Officer)

/s/James P. Mullaney	Chief Financial Officer	September 18, 2018
James P. Mullaney	(Principal Financial Officer and
Principal Accounting Officer)

/s/Glenn Chang	Director	September 18, 2018
Glenn Chang

/s/Arthur Y. Elliott	Director	September 18, 2018
Arthur Y. Elliott, Ph.D.

/s/Seymour Flug	Director	September 18, 2018
Seymour Flug

/s/James T. Hill	Director	September 18, 2018
General James T. Hill, USA (Retired)

/s/John D. McKey, Jr.	Director	September 18, 2018
John D. McKey, Jr.

/s/Philip K. Russell	Director	September 18, 2018
Philip K. Russell, M.D.

[This page intentionally left blank.]

Annual Financial Statements

iBio, Inc.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of iBio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iBio, Inc. and Subsidiaries (the “Company”) as of June 30, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2010.

Roseland, New Jersey

September 18, 2018

iBio, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30, 2018	June 30, 2017

Assets
Current assets:
Cash	$15,934	$8,088
Accounts receivable - trade	75	175
Work in process	-	26
Prepaid expenses and other current assets	276	283
Total Current Assets	16,285	8,572

Fixed assets, net of accumulated depreciation	25,152	25,589
Intangible assets, net of accumulated amortization	1,620	1,823
Security deposit	26	26
Total Assets	$43,083	$36,010

Liabilities and Equity
Current liabilities:
Accounts payable (related party of $189 and $87 as of June 30, 2018 and 2017, respectively)	$790	$749
Accrued expenses (related party of $789 and $650 as of June 30, 2018 and 2017, respectively)	1,048	924
Capital lease obligation - current portion	197	183
Deferred revenue	-	157
Total Current Liabilities	2,035	2,013

Capital lease obligation - net of current portion	24,884	25,082

Total Liabilities	26,919	27,095

Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Preferred stock - no par value; 1,000,000 shares authorized;
iBio CMO Preferred Tracking Stock; 1 share authorized, issued and outstanding as of both June 30, 2018 and 2017	-	-
Series A Convertible Preferred Stock - $1,000 stated value; 6,300 and 0 shares authorized at June 30, 2018 and 2017, respectively; 6,210 and 0 shares issued and outstanding as of June 30, 2018 and 2017, respectively	-	-
Series B Convertible Preferred Stock - $1,000 stated value; 5,785 and 0 shares authorized at June 30, 2018 and 2017, respectively; 5,785 and 0 shares issued and outstanding as of June 30, 2018 and 2017, respectively	-	-
Common stock - $0.001 par value; 275,000,000 and 175,000,000 shares authorized as of June 30, 2018 and 2017, respectively; 16,040,126 and 8,911,851 shares issued and outstanding as of June 30, 2018 and 2017, respectively	16	9
Additional paid-in capital	104,408	81,057
Accumulated other comprehensive loss	(30)	(29)
Accumulated deficit	(88,228)	(72,123)
Total iBio, Inc. Stockholders’ Equity	16,166	8,914
Noncontrolling interest	(2)	1
Total Equity	16,164	8,915
Total Liabilities and Equity	$43,083	$36,010

Share and per share data have been adjusted for all periods presented to reflect the one-for-ten reverse stock split effective June 8, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, except per share amounts)

	Years Ended
	June 30,
	2018	2017

Revenues	$444	$394

Operating expenses:
Research and development (related party of $877 and $957), net of grant income of $44 and $131	3,986	4,117
General and administrative (related party of $942 and $775)	10,685	10,551
Total operating expenses	14,671	14,668

Operating loss	(14,227)	(14,274)

Other income (expense):
Interest expense (related party of $1,915 and $1,928)	(1,915)	(1,929)
Interest income	15	39
Royalty income	19	25

Total other income (expense)	(1,881)	(1,865)

Consolidated net loss	(16,108)	(16,139)
Net loss attributable to noncontrolling interest	3	1,607
Net loss attributable to iBio, Inc.	(16,105)	(14,532)
Preferred stock dividends	(260)	(90)
Net loss available to iBio, Inc.	$(16,365)	$(14,622)

Comprehensive loss:
Consolidated net loss	$(16,108)	$(16,139)
Other comprehensive loss - foreign currency translation adjustments	(1)	-

Comprehensive loss	$(16,109)	$(16,139)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(1.54)	$(1.64)

Weighted-average common shares outstanding - basic and diluted	10,631	8,911

Share and per share data have been adjusted for all periods presented to reflect the one-for-ten reverse stock split effective June 8, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2018 and 2017

(In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2016	-	$-	89,110	$89	$67,468	$(29)	$(57,591)	$14,107	$24,044

Effect of reverse stock split	-	-	(80,199)	(80)	80	-	-	-	-

Issuance of preferred stock for acquisition of additional interest in subsidiary	-	-	-	-	12,499	-	-	(12,499)	-

Shared-based compensation	-	-	-	-	1,010	-	-	-	1,010

Other adjustment	-	-	1	-	-	-	-	-	-

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(14,532)	(1,607)	(16,139)

Balance as of June 30, 2017	-	$-	8,912	$9	$81,057	$(29)	$(72,123)	$1	$8,915

Balance as of July 1, 2017	-	$-	8,912	$9	$81,057	$(29)	$(72,123)	$1	$8,915

Sales of common stock	-	-	6,910	7	9,529	-	-	-	9,536

Sales of preferred stock	12	-	-	-	12,085	-	-	-	12,085

Costs to raise capital	-	-	-	-	(1,175)	-	-	-	(1,175)

Commitment fees for issuance of common stock	-	-	120	-	-	-	-	-	-

Cash in lieu for fractional shares	-	-	(2)	(1)	-	-	-	-	(1)

Additional paid-in capital – capital contribution	-	-	-	-	1,093	-	-	-	1,093

Additional paid-in capital – preferred stock	-	-	-	-	1,050	-	-	-	1,050

Conversion of preferred stock to common stock	-	-	100	1	(1)	-	-	-	-

Share-based compensation	-	-	-	-	770	-	-	-	770

Foreign currency translation adjustment	-	-	-	-	-	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	(16,105)	(3)	(16,108)

Balance as of June 30, 2018	12	$-	16,040	$16	$104,408	$(30)	$(88,228)	$(2)	$16,164

Share and per share data have been adjusted for all periods presented to reflect the one-for-ten reverse stock split effective June 8, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	June 30,
	2018	2017

Cash flows from operating activities:
Consolidated net loss	$(16,108)	$(16,139)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	770	1,010
Amortization of intangible assets	341	350
Depreciation	1,368	1,326
Bad debt expense	61	-
Changes in operating assets and liabilities
Accounts receivable – trade	39	309
Accounts receivable – unbilled	-	122
Work in process	26	(4)
Prepaid expenses and other current assets	8	(19)
Security deposit	-	2
Accounts payable	49	(257)
Accrued expenses	124	4
Deferred revenue	(158)	133

Net cash used in operating activities	(13,480)	(13,163)

Cash flows from investing activities:
Additions to intangible assets	(145)	(270)
Purchases of fixed assets	(934)	(1,323)

Net cash used in investing activities	(1,079)	(1,593)

Cash flows from financing activities:
Proceeds from sales of preferred and common stock	21,621	-
Costs to raise capital	(1,175)	-
Proceeds from additional paid-in capital – preferred stock	1,050	-
Proceeds from capital contribution	1,093	-
Payment of capital lease obligation	(183)	(170)

Net cash provided by (used in) financing activities	22,406	(170)

Effect of exchange rate changes	(1)	-

Net increase (decrease) in cash	7,846	(14,926)
Cash - beginning of year	8,088	23,014
Cash - end of year	$15,934	$8,088

Schedule of non-cash activities:
Unpaid intangible assets included in accounts payable	$2	$7
Intangible assets included in accounts payable in prior period, paid in current period	$7	$-
Unpaid fixed assets included in accounts payable	$84	$87
Fixed assets included in accounts payable in prior period, paid in current period	$87	$71
Issuance of preferred stock for acquisition of additional interest in subsidiary	$-	$12,499

Supplemental cash flow information:
Cash paid during the year for interest	$1,917	$1,930

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

iBio CDMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a 139,000-square foot Class A life sciences building located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CDMO a 34-year capital lease for the facility as well as certain equipment (see Note 10). Commercial operations commenced in January 2016. iBio CDMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third-party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases and/or other proprietary iBio products; and (3) Commercial technology transfer services including facility design, as needed.

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

2.	Basis of Presentation

Liquidity

Since our spin-off from Integrated BioPharma, Inc. in August 2008, we have incurred significant losses and negative cash flows from operations. As of June 30, 2018, the Company's accumulated deficit was $88.2 million. For the twelve months ended June 30, 2018, the Company's net loss was approximately $16.1 million and it had cash used in operating activities of $13.5 million. As of June 30, 2018, cash on hand totaled approximately $15.9 million which is expected to support the Company's activities at least through September 30, 2019.

On June 26, 2018, the Company closed on an underwritten public offering with total gross proceeds of approximately $16,000,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 4,350,000 shares of Common Stock at $0.90 per share, (ii) 6,300 shares of Series A Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 7,000,000 shares of Common Stock at $0.90 per share, (iii) 5,785 shares of Series B Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 6,427,778 shares of Common Stock at $0.90 per share. The Company granted the underwriters, Alliance Global Partners, a 45-day option to purchase up to an additional 2,666,666 shares of common stock to cover over-allotments, if any. On July 12, 2018, the Company received approximately $1,350,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, from the proceeds of the sale of 1,500,000 over-allotment shares of Common Stock purchased at $0.90 by the underwriter during the 45-day provision.

In the past, the history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability – about which there can be no certainty – to obtain additional financing to fund its operations after the current cash resources are exhausted had raised substantial doubt about the Company's ability to continue as a going concern. The Company will fund its business operations using cash on hand and through proceeds realized in connection with the commercialization of its technologies and proprietary products, license and collaboration arrangements and the operation of iBio CDMO. We believe the total gross proceeds from the June 26, 2018, public offering and related over allotment totaling $17,350,000 described above, in conjunction with the generation of revenue from the implementation of our new business plan will provide the Company with adequate cash on hand to support the Company's activities for at least one year from this report date.

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

Reverse Stock Split

On May 23, 2018, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten (1:10) shares of the Company's Common Stock. The reverse stock split was effective as of June 8, 2018. All share and per share amounts of our common stock presented have been retroactively adjusted to reflect the one-for-ten reverse stock split. See Note 11 for more information.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management's estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At June 30, 2018 and 2017, the Company determined that an allowance for doubtful accounts was not needed.

Revenue Recognition

The Company recognized revenue when persuasive evidence of an arrangement existed, delivery occurred, the fee was fixed or determinable, and collectability was reasonably assured. Deferred revenue represents billings to a customer to whom the services have not yet been provided.

The Company’s contract revenue consisted primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company analyzed its agreements to determine whether the elements could be separated and accounted for individually or as a single unit of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin 104, “Revenue Recognition.” Allocation of revenue to individual elements that qualify for separate accounting was based on the separate selling prices determined for each component, and total contract consideration was then allocated pro rata across the components of the arrangement. If separate selling prices were not available, the Company used its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors. For the years ended June 30, 2018 and 2017, the Company did not have any revenue arrangements with multiple deliverables.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. In 2018 and 2017, grant income amounted to approximately $44,000 and $131,000, respectively.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. Work in process totaled approximately $0 and $26,000 at June 30, 2018 and 2017, respectively.

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

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the years ended June 30, 2018 and 2017.

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

Foreign Currency

The Company accounts for foreign currency translation pursuant to FASB ASC 830, "Foreign Currency Matters." The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the years ended June 30, 2018 and 2017, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2018 and 2017. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended June 30, 2018 and 2017.

Concentration of Credit Risk

Cash

The Company maintains principally all cash balances in one financial institution which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At June 30, 2018 and 2017, amounts in excess of insured limits were approximately $15,427,000 and $7,623,000, respectively.

4.	Recently Issued Accounting Pronouncements

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

The new standards are effective for the Company effective July 1, 2018. The Company has evaluated the new guidance and its adoption will not have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption will not be necessary. There will be no change to the Company’s accounting policies.

Effective June 30, 2017, the Company adopted ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”).  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued by incorporating and expanding upon certain principles that are currently in auditing standards generally accepted in the United States of America as specified in the guidance. The adoption of ASU 2014-15 did not have a significant impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years (quarter ending September 30, 2018 for the Company). The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company will evaluate the effects of adopting ASU 2016-15 if and when it is deemed to be applicable.

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

Effective April 1, 2018, the Company adopted ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in ASC 470-20, “Debt—Debt with Conversion and Other Options”), including related EPS guidance (in ASC 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of ASC 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect. As a result of the adoption of ASU 2017-11, the Company classified the proceeds received from the sale of its preferred stock as equity (see Note 11).

In June 2018, the FASB issued ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (quarter ending September 30, 2019 for the Company). Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company will evaluate the effects of adopting ASU 2018-07 if and when it is deemed to be applicable.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements. Most of the newer standards issued represent technical corrections to the accounting literature or application to specific industries which have no effect on the Company’s consolidated financial statements.

5.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable and accounts payable in the Company's consolidated balance sheets approximated their fair values as of June 30, 2018 and 2017 due to their short-term nature. The carrying values of the capital lease obligation approximated its fair value at June 30, 2018 and 2017 as the interest rate used to discount the lease payments approximated market.

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

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	June 30, 2018	June 30, 2017
Facility under capital lease	$20,000	$20,000
Equipment under capital lease	6,000	6,000
Facility improvements	982	332
Medical equipment	1,038	905
Office equipment and software	404	256
	28,424	27,493
Accumulated depreciation – assets under capital lease	(3,027)	(1,805)
Accumulated depreciation – other	(245)	(99)
	(3,272)	(1,904)
Net fixed assets	$25,152	$25,589

Depreciation expense was approximately $1,368,000 and $1,326,000 in 2018 and 2017, respectively. Depreciation of the assets under the capital lease amounted to approximately $1,222,000 and $1,235,000 in 2018 and 2017, respectively.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during 2018 and 2017.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30, 2018	June 30, 2017
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,484	2,346
	5,584	5,446
Intellectual property – accumulated amortization	(2,243)	(2,088)
Patents – accumulated amortization	(1,721)	(1,535)
	(3,964)	(3,623)
Net intangible assets	$1,620	$1,823

Amortization expense, included in general and administrative expenses, was approximately $341,000 and $350,000 for 2018 and 2017, respectively. The weighted-average remaining life for intellectual property and patents at June 30, 2018 was approximately 5.5 years and 6.3 years, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ending June 30,
2019	$319
2020	287
2021	265
2022	252
2023	237
Thereafter	260
Total	$1,620

8.	Significant Vendors

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $181,000 and $87,000 at June 30, 2018 and 2017, respectively. Research and development expenses related to Novici were approximately $877,000 and $957,000 in 2018 and 2017, respectively.

Fraunhofer

Previously, Fraunhofer had been the Company’s most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below) but expenses have decreased due to changes and a decrease in technology services performed pursuant to the agreement with Fiocruz. The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $75,000 as of both June 30, 2018 and 2017. See Note 16 – Commitments and Contingencies.

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

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the "Amended Agreement") which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. In 2018 and 2017, under the Amended Agreement, the Company recognized revenue of $0 and $137,000, respectively, for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work. iBio and Fiocruz are currently evaluating plans for further collaboration without prospective reliance on older Fraunhofer-derived technology and data.

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

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2018	June 30, 2017
Rent and real estate taxes – related party (see Note 14)	$471	$330
Interest – related party (see Note 14)	318	320
Professional fees	12	56
Salaries and benefits	133	111
Other accrued expenses	114	107
Total accrued expenses	$1,048	$924

10.	Capital Lease Obligation

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

In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO's applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. Percentage rent amounted to $199,000 and $107,000 in 2018 and 2017, respectively.

Interest expense incurred under the capital lease obligation amounted to $1,915,000 and $1,928,000 in 2018 and 2017, respectively.

Future minimum payments under the capitalized lease obligations are due as follows:

Year Ending:	Principal	Interest	Total
2019	$197,443	$1,902,557	$2,100,000
2020	212,898	1,887,102	2,100,000
2021	229,562	1,870,438	2,100,000
2022	247,531	1,852,469	2,100,000
2023	266,906	1,833,094	2,100,000
Thereafter	23,927,240	32,247,760	56,175,000

Total minimum lease payments	25,081,580	$41,593,420	$66,675,000
Less: current portion	(197,443)
Long-term portion of minimum lease obligations	$24,884,137

11.	Stockholders’ Equity

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

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of June 30, 2017, no dividends have been declared. Accrued dividends total approximately $350,000 and $90,000 at June 30, 2018 and 2017, respectively.

2.	The holders of Preferred Tracking Stock, voting separately as a class, are entitled to approve by the affirmative vote of a majority of the shares of Preferred Tracking Stock outstanding any amendment, alteration or repeal of any of the provisions of, or any other change to, the Certificate of Incorporation of the Company or the Certificate of Designation that adversely affects the rights, powers or privileges of the Preferred Tracking Stock, any increase in the number of authorized shares of Preferred Tracking Stock, the issuance or sale of any additional shares of Preferred Tracking Stock or any securities convertible into or exercisable or exchangeable for Preferred Tracking Stock, the creation or issuance of any shares of any additional class or series of capital stock unless the same ranks junior to the Preferred Tracking Stock, or the reclassification or alteration of any existing security of the Company that is junior to or pari passu with the Preferred Tracking Stock, if such reclassification or alteration would render such other security senior to the Preferred Tracking Stock.

3.	Except as required by applicable law, the holders of Preferred Tracking Stock have no other voting rights.

4.	No dividend may be declared or paid or set aside for payment or other distribution declared or made upon the Company’s common stock and no common stock may be redeemed, purchased or otherwise acquired for any consideration by the Company unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

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

Series A Convertible Preferred Stock (“Series A Preferred”)

On June 20, 2018, the Board of Directors of the Company created the Series A Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Terms of the Series A Preferred include the following:

1.	Each share of Series A Preferred is convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price of $0.90. The number of shares of common stock to be received is limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series A Preferred will not have the right to exercise any portion of its Series A Preferred if such holder, together with its affiliates, would beneficially own over 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise; provided, however, that upon 61 days’ prior notice to us, such holder may increase the such limitation, provided that in no event will the limitation exceed 9.99%.

2.	Holders are entitled to dividends on shares of Series A Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid or accrued on the shares of Series A Preferred.

3.	Holders have no voting rights except as defined in the certificate of designation.

4.	If at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series A Preferred will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series A Preferred (as defined).

5.	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive the same amount that a holder of common stock would receive if the Series A Preferred were fully converted (disregarding for such purposes any conversion limitations hereunder) into common stock at the conversion price of $0.90 per share. Such amounts shall be paid pari passu with all holders of common stock and the Series B Convertible Preferred Stock.

6.	The Company is required that it will at all times, reserve and keep available out of its authorized and unissued shares of common stock, for the sole purpose of issuance upon the conversion of the Series A Preferred, not less than such aggregate number of shares of the common stock as shall be issuable upon the conversion of the then outstanding shares of the Series A Preferred.

On June 26, 2018, the Company issued 6,300 shares of Series A Preferred as part of a public offering. As the market price of the Company’s common stock was $0.90 on the date of the issuance of the Series A Preferred, no beneficial conversion feature was recognized on the conversion option. At June 30, 2018, 90 shares of Series A Preferred had been converted into 100,000 shares of common stock and during July and August 2018, and an additional 672 shares of Series A Preferred were converted into 746,665 shares of common stock. See the section below entitled “Public Offering - Alliance Global Partners” for further information.

Series B Convertible Preferred Stock (“Series B Preferred”)

On June 20, 2018, the Board of Directors of the Company created the Series B Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Terms of the Series B Preferred include the following:

1.	Each share of Series B Preferred is convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price of $0.90. The number of shares of common stock to be received is limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series B Preferred will not have the right to exercise any portion of its Series B Preferred if such holder, together with its affiliates, would beneficially own over 48% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

2.	Holders are entitled to dividends on shares of Series B Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid or accrued on the shares of Series B Preferred.

3.	Holders have no voting rights except as defined in the certificate of designation.

4.	If at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then then holder(s) of Series B Preferred will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series B Preferred (as defined).

5.	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive the same amount that a holder of common stock would receive if the Series B Preferred were fully converted (disregarding for such purposes any conversion limitations hereunder) into common stock at the conversion price of $0.90 per share. Such amounts shall be paid pari passu with all holders of common stock and the Series A Convertible Preferred Stock.

6.	The Company is required that it will at all times, reserve and keep available out of its authorized and unissued shares of common stock, for the sole purpose of issuance upon the conversion of the Series B Preferred, not less than such aggregate number of shares of the common stock as shall be issuable upon the conversion of the then outstanding shares of the Series B Preferred.

On June 26, 2018, the Company issued 5,785 shares of Series B Preferred as part of a public offering. Since the market price of the Company’s common stock was $0.90 on the date of the issuance of the Series B Preferred, no beneficial conversion feature was recognized on the conversion option. See the section below entitled “Public Offering - Alliance Global Partners” for further information.

Common Stock

On December 19, 2017, the Company’s stockholders approved an amendment of the Company’s certificate of incorporation increasing the number of authorized shares of its common stock to 275 million. As of June 30, 2017, the Company had been authorized to issue up to 175 million shares of common stock. In addition, as of June 30, 2018, the Company has reserved up to 1.5 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 135,000 shares of common stock for the conversion of the Series A Preferred and Series B Preferred. No shares are reserved for the exercise of warrants.

On April 23, 2018, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio to be determined by the Company's Board of Directors in a range not less than one-for-two (1:2) and not greater than one-for-ten (1:10). On May 23, 2018, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten (1:10) shares of the Company's Common Stock. As a result of the reverse stock split, every ten (10) shares of the Company's Common Stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. On June 8, 2018, the Company filed a Certificate of Amendment of its Certificate of Incorporation, as amended with the Secretary of State of Delaware effecting a one-for-ten (1:10) reverse stock split of the shares of the Company’s common stock, either issued and outstanding or held by the Company as treasury stock, effective as of 4:10 p.m. (Eastern Time), June 8, 2018. The Company’s common stock began trading on a reverse split adjusted basis on the Exchange when the market opened Monday, June 11, 2018.

Issuances of common stock during the fiscal year 2018 are described below. There were no issuances of common stock in 2017.

Lincoln Park Purchase Agreement

On July 24, 2017, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park agreed to purchase from the Company up to an aggregate of $16,000,000 of the Company’s common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park Purchase Agreement”). Also on July 24, 2017, we entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed with the Securities and Exchange Commission (the “SEC”) the registration statement to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to Lincoln Park under the Purchase Agreement. The registration statement was effective as of August 11, 2017.

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

As contemplated by the Lincoln Park Purchase Agreement, and so long as the closing price of the Company’s common stock exceeds $2.50 per share, then the Company may direct Lincoln Park, at its sole discretion to purchase up to 10,000 shares of its common stock on any business day, provided that one business day has passed since the most recent purchase. The price per share for such purchases will be equal to the lower of: (i) the lowest sale price on the applicable purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of the purchase agreement). The maximum amount of shares subject to any single regular purchase increases as the Company’s share price increases, subject to a maximum of $1.0 million.

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

As a result, on July 24, 2017, 120,000 newly issued shares of the Company's common stock, equal to three percent of the $16 million availability, were issued to Lincoln Park as consideration for Lincoln Park's commitment to purchase shares of the Company's common stock under the agreement, and 250,000 newly issued shares of common stock, valued at $4.00 per share, were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000. During March 2018, the Company sold an additional 60,000 shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement for an aggregate gross purchase price of $121,290. As of June 30, 2018, Lincoln Park is obligated to purchase an additional $14,878,710 worth of shares of the Company’s common stock.

Public offering – Aegis Capital Corp. (“Aegis”)

On November 30, 2017, the Company closed a public offering of 2,250,000 shares of its common stock at a public offering price of $2.00 per share raising gross proceeds of $4,500,000. The shares of common stock were issued pursuant to an underwriting agreement entered into between the Company and Aegis.

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

The Company paid Aegis a discount of 7% to the public offering price with respect to shares purchased in the offering by investors who did not have a pre-existing relationship with the Company prior to the offering (the “New Investors”), and a discount of 3.5% to the public offering price with respect to shares purchased in the offering by investors who did have a pre-existing relationship with the Company. In addition to the underwriting discounts, the Company issued to the Underwriter 11,000 shares of its common stock, equal to 2% of the aggregate shares of common stock sold in the offering to the New Investors.

The Company incurred underwriting discounts, commissions and other offering expenses of $311,000 related to closing and completion of this public offering.

Public Offering – A.G.P./Alliance Global Partners (“Alliance”)

On June 26, 2018, the Company completed a public offering of 4,350,000 shares of its common stock, 6,300 shares of Series A Preferred and 5,785 shares of Series B Preferred. The public offering price per share for each of the foregoing securities was as follows: (i) $0.90 per share of common stock; (ii) $1,000 per Series A Preferred share; and (iii) $1,000 per Series B Preferred share. This public offering raised gross proceeds of $16,000,000. The shares of common stock and preferred stock were issued pursuant to an underwriting agreement entered into between the Company and Alliance.

Pursuant to the Underwriting Agreement, subject to certain exceptions, (i) the Company agreed not to sell or otherwise dispose of any shares of common stock for a period ending ninety (90) days after the date of the Underwriting Agreement and (ii) the Company’s officers, directors and certain key shareholders agreed not to sell or otherwise dispose of any of Common Stock held by each of them for a period ending ninety (90) days after the date of the Underwriting Agreement, in each case, without first obtaining the written consent of the Underwriter.

The Company has granted a forty-five (45)-day option to the Underwriter to purchase up to 2,666,666 additional shares (the “Option Shares”) of common stock. The over-allotment option may be exercised by the Underwriter as to all (at any time) or any part (from time to time) of the Option Shares.

The Company paid Alliance a discount of (i) 7% to the public offering price with respect to the common stock, Series A Preferred, and Series B Preferred purchased in the offering by investors who did not have a pre-existing relationship with the Company, and (ii) 3.5% to the public offering price with respect to the common stock, Series A Preferred, and Series B Preferred purchased in the offering by certain investors who have a pre-existing relationship with the Company.

The Company incurred underwriting discounts, commissions and other offering expenses of approximately $854,000 related to closing and completion of this public offering.

90 shares of the Series A Preferred issued were converted into 100,000 shares of common stock in June 2018.

On July 12, 2018, 1,500,000 shares of common stock were sold to Alliance in connection with Alliance partially exercising its over-allotment option at the public offering price of $0.90 per share. The Company received gross proceeds of $1,350,000 before deducting $94,500 of underwriting discounts, commissions and other offering expenses payable by the Company. In addition, during July and August 2018, an additional 672 shares of Series A Preferred were converted into 746,665 shares of common stock.

As of August 31, 2018, a total of 762 shares of Series A Preferred have been converted into 846,665 shares of common stock.

Working Capital Contributions

In December 2017, the Eastern Affiliate contributed $1.05 million to iBio for working capital purposes which has been recorded as additional paid-in capital. Subsequently, the Company contributed $3.5 million into iBio CDMO. The $3.5 million contribution has been eliminated in the consolidated financial statements.

In May 2018, the Eastern Affiliate contributed $1.093 million to iBio for working capital purposes which has been recorded as additional paid-in capital.

Other issuances of common stock include the following:

Eastern – Share Purchase Agreements

On January 13, 2016, the Company entered into a share purchase agreement with Eastern pursuant to which Eastern agreed to purchase 350,000 shares of the Company's common stock at a price of $6.22 per share. The Company received proceeds of $2,177,000 and the shares were issued on January 25, 2016. In addition, Eastern agreed to exercise warrants it had previously acquired to purchase 178,400 shares of the Company's common stock at an exercise price of $5.30 per share. The Company received proceeds of approximately $945,000 from the exercise of the warrants and the shares were issued on January 25, 2016.

On January 13, 2016, the Company entered into a separate share purchase agreement with Eastern pursuant to which Eastern agreed to purchase 650,000 shares of the Company's common stock at a price of $6.22 per share, subject to the approval of the Company's stockholders. The Company's stockholders approved the issuance of the 650,000 shares to Eastern at the Company's annual meeting on April 7, 2016. On April 13, 2016, the Company issued the 650,000 shares and received proceeds of $4,043,000. These shares were subject to a three-year standstill agreement (the “Standstill Agreement”) which will restrict additional acquisitions of the Company's equity by Eastern and its controlled affiliates to limit its beneficial ownership of the Company's outstanding shares of common stock to a maximum of 38% (the “Eastern Beneficial Ownership Limitation”), absent the approval by a majority of the Company's Board of Directors.

On November 27, 2017, the Company's Board of Directors authorized the Company’s Chief Executive Officer to invite Eastern to purchase shares in the November 2017 public offering with Aegis described above, provided that such purchase did not result in Eastern being the beneficial owner of more than 40% of the aggregate number of shares the Company’s outstanding common stock rather than the limit of 38% set forth in the Standstill Agreement.

On June 26, 2018, in connection with the public offering with Alliance, the Company entered into an amendment (the “Amendment”) to the share purchase agreement for 650,000 shares, dated January 13, 2016 (the “Purchase Agreement”), with Eastern. Pursuant to the Purchase Agreement, Eastern was subject to the Standstill Agreement (amended to 40%) and the Eastern Beneficial Ownership Limitation therein. The Amendment increased the Eastern Beneficial Ownership Limitation to 48% and extended the restrictions under the Standstill Agreement until June 26, 2020. In accordance with the terms of the Standstill Agreement, as amended, the Company’s Board of Directors duly authorized the Company’s Chief Executive Officer to offer Eastern to purchase shares in the public offering with Alliance, provided that, when taken together with all other equity securities of the Company beneficially owned by Eastern and its controlled affiliates following consummation of the public offering with Alliance, Eastern and its controlled affiliates would not beneficially own more than 48% of the aggregate number of shares of common stock outstanding as of the closing of the public offering with Alliance, including all shares of common stock issuable upon conversion of all outstanding shares of Series A Preferred and Series B Preferred, and provided, further, that Eastern agreed to extend the standstill restrictions for two (2) additional years beginning with the date of Eastern’s or its controlled affiliate’s purchase of securities in the public offering with Alliance.

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

Aspire Capital Fund, LLC (“Aspire “Capital”) – 2015 Facility

On May 15, 2015, the Company entered into a common stock purchase agreement (the "2015 Aspire Purchase Agreement") with Aspire Capital, pursuant to which the Company has the option to require Aspire Capital to purchase up to an aggregate of $15.0 million of shares of the Company's common stock upon and subject to the terms of the 2015 Aspire Purchase Agreement. In consideration for entering into the 2015 Aspire Purchase Agreement, Aspire Capital received a commitment fee of 45,000 shares. No shares were sold under the 2015 Facility and the 2015 Aspire Purchase Agreement was terminated on July 21, 2017.

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

	Years ended June 30,
	2018	2017
Basic and diluted numerator:

Net loss attributable to iBio, Inc. stockholders	$(16,105)	$(14,532)
Preferred stock dividends	(260)	(90)
Net loss available to iBio, Inc. stockholders	$(16,365)	$(14,622)

Basic and diluted denominator:

Weighted-average common shares outstanding	10,631	8,911

Per share amount	$(1.54)	$(1.64)

In 2018 and 2017, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of June 30, 2018, shares issuable which could potentially dilute future earnings included were as follows.

	Year Ended June 30,
	2018	2017
	(in thousands)
Stock options	1,365	1,355
Series A Preferred	6,900	-
Series B Preferred	6,428	-
Shares excluded from the calculation of diluted loss per share	14,693	1,355

Share and per share data have been adjusted for all periods presented to reflect the one-for-ten reverse stock split effective June 8, 2018.

13.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Operations (in thousands):

	Year Ended June 30,
	2018	2017
Research and development	$50	$26
General and administrative	720	984
Totals	$770	$1,010

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 1 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 1 million to 1.5 million. As of June 30, 2018, there were approximately 135,000 shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

Issuances of stock options during 2018 were as follows (adjusted for the one-for-ten reverse stock split effective June 8, 2018):

In July 2017 through May 2018, the Company granted stock options to employees to purchase 21,000 shares of common stock. These options vest ratably over a three-year service period, expire ten years from the date of grant, and have a weighted-average exercise price of $3.12 per share.

Issuances of stock options during 2017 were as follows:

On March 1, 2017, the Company granted stock options to an officer to purchase 15,000 shares of common stock. These options vest ratably over a three-year service period, expire ten years from the date of grant, and have an exercise price of $4.00 per share.

In May 2017 through June 2017, the Company granted stock options to members of the Board of Directors, officers and employees to purchase 143,500 shares of common stock. These options vest ratably over a three-year service period, expire ten years from the date of grant, and have a weighted-average exercise price of $4.00 per share.

The following table summarizes all stock option activity during the years ended June 30, 2018 and 2017:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2016	1,227,333	$13.10	6.4	$993
Granted	158,500	$4.00
Forfeited/expired	(31,000)	$11.11
Outstanding as of June 30, 2017	1,354,833	$12.08	5.9	$138
Granted	21,000	$3.12
Forfeited/expired	(11,250)	$4.00
Outstanding as of June 30, 2018	1,364,583	$12.01	4.9	$-
As of June 30, 2018 vested and expected to vest	1,362,221	$12.01	4.9	$-

Exercisable as of June 30, 2018	1,144,754	$12.59	4.3	$-

The following table summarizes information about options outstanding and exercisable at June 30, 2018:

	Options Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Exercise prices:
$1.70 - $3.01	73,000	1.3	$2.01	68,000
$3.10 - $4.90	271,250	7.4	4.04	157,753
$5.00 - $7.70	206,333	3.9	5.84	187,667
$8.40 - $13.80	272,000	4.6	10.47	272,000
$14.00 - $22.50	428,000	5.3	17.86	345,334
$26.90 - $30.70	114,000	2.6	30.30	114,000
	1,364,583	4.9	$12.01	1,144,754

The total fair value of stock options that vested during 2018 and 2017 was approximately $972,000 and $1,239,000, respectively. As of June 30, 2018, there was approximately $372,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 1.6 years.

The weighted-average grant date fair value of stock options granted during 2018 and 2017 was $2.77 and $0.36 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

	2018	2017
Risk-free interest rate	2.15% - 2.94%	2.05% - 2.46%
Dividend yield	0%	0%
Volatility	103.00% - 103.72%	103.10% - 104.38%
Expected term (in years)	9	9

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.90 as of June 30, 2018, $3.86 as of June 30, 2017, and $7.20 as of June 30, 2016, which would have been received by the option holders had all option holders exercised their options as of that date.

14.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici in which iBio's President is a minority stockholder. See Note 8 for further details.

Agreements with Eastern Capital Limited and its Affiliates.

As more fully discussed in Note 11, the Company entered into two share purchase agreements with Eastern.

Concurrently with the execution of the Purchase Agreements, iBio entered into a contract manufacturing joint venture with an affiliate of Eastern to develop and manufacture plant-made pharmaceuticals through iBio CDMO. The Eastern Affiliate contributed $15.0 million in cash to iBio CDMO, for a 30% interest in iBio CDMO. iBio retained a 70% equity interest in iBio CDMO. As the majority equity holder, iBio has the right to appoint a majority of the members of the Board of Managers that manages the iBio CDMO joint venture. Specified material actions by the joint venture require the consent of iBio and the Eastern Affiliate. iBio contributed to the capital of iBio CDMO a royalty bearing license, which grants iBio CDMO a non-exclusive license to use the iBio’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. iBio retains all other rights in its intellectual property, including the right for itself to commercialize products based on its proprietary technologies or to grant licenses to others to do so.

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CDMO the Sublease of a Class A life sciences building in Bryan, Texas, located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at June 30, 2018 and 2017 due to the Second Eastern Affiliate are $789,000 and $650,000, respectively. General and administrative expenses related to Second Eastern Affiliate were approximately $852,000 and $775,000 in 2018 and 2017, respectively. Interest expense related to the Second Eastern Affiliate was approximately $1,915,000 and $1,928,000 in 2018 and 2017, respectively. The terms of the sublease are described in Note 10.

A three-year standstill agreement (the "Standstill Agreement") took effect upon the issuance of the shares to Eastern pursuant to a share purchase agreement for the acquisition of 650,000 shares of common stock. The Standstill Agreement has been amended twice so that Eastern and its controlled affiliates are limited to its beneficial ownership of the Company's outstanding shares of common stock to a maximum of 48%, absent approval by a majority of the Company's Board of Directors. Eastern agreed to extend the standstill restrictions for two (2) additional years beginning with the date of Eastern’s or its controlled affiliate’s purchase of securities in the public offering with Alliance. See Note 11 for further information.

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of the iBio CMO Preferred Tracking Stock in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions in the Exchange Agreement, the Company owns 99.99% of iBio CDMO and the Eastern Affiliate owns 0.01% of iBio CDMO.

15.	Income Taxes

The components of net loss consist of the following (in thousands):

	For the Years Ended June 30,
	2018	2017
United States	$(16,076)	$(16,122)
Brazil	(32)	(17)
Total	$(16,108)	$(16,139)

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	For the Years Ended June 30,
	2018	2017
Current – Federal, state and foreign	$-	$-
Deferred – Federal	3,318	(5,178)
Deferred – State	943	(866)
Deferred – Foreign	(8)	(4)
Total	4,253	(6,048)
Change in valuation allowance	(4,253)	6,048
Income tax expense	$-	$-

The Company has deferred income taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss	$15,652	$17,827
Share-based compensation	2,211	3,072
Research and development tax credits	1,404	1,285
Suspended losses in iBio CDMO	1,223	2,762
Basis in iBio CDMO	678	538
Intangible assets	(202)	(267)
Vacation accrual and other	24	24
Valuation allowance	(20,990)	(25,241)
Total	$-	$-

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

U.S. Federal and state net operating losses of approximately $66.3 million and $29.0 million, respectively, are available to the Company as of June 30, 2018 and will expire at various dates through 2038. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company pursuant to Internal Revenue Code Section 382, though the Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. The Company has a research and development credit carryforward of approximately $1.4 million at June 30, 2018. In addition, the Company has foreign net operating losses totaling approximately $125,000 with no expiration date.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended June 30,
	2018	2017
Statutory federal income tax rate	21%	34%
State (net of federal benefit)	6%	6%
Research and development tax credit	1%	1%
Permanent differences	-%	(5)%
Reclassification of incentive stock options to non-qualifying	-%	13%
Change in federal rate	(56)%	-%
Change in valuation allowance	28%	(49)%
Effective income tax rate	-%	-%

The Company has not been audited in connection with income taxes. iBio files U.S. Federal and state income tax returns subject to varying statutes of limitations. The 2014 through 2017 tax returns generally remain open to examination by U.S. Federal authorities and by state tax authorities. In addition, the 2015 through 2018 Brazilian federal tax returns remain open to examination by Brazil’s federal tax authorities.

In December 2017, the United States Government passed new tax legislation that, among other provisions, lowers the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income the Company may have, the legislation affects the way the Company can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on the Company's balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the balance sheet. However, when we become profitable, we will receive a reduced benefit from such deferred tax assets. The effect of the legislation resulted in a reduction in deferred tax assets and the corresponding valuation allowance of approximately $9.1 million.

16.	Commitments and Contingencies

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

The base rent is subject to increase annually in accordance with increases in the CPI. The Company incurred rent expense of $38,822 and $15,370 in 2018 and 2017, respectively, related to the increases in the CPI.

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

17.	Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. Employer contributions made to the Plan totaled approximately $38,000 and $0 in 2018 and 2017, respectively.

18.	Segment Reporting

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

Year Ended June 30, 2018 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$407	$37	$-	$444
Revenues - intersegment	1,329	461	(1,790)	-
Research and development	2,470	1,943	(427)	3,986
General and administrative	4,547	7,460	(1,322)	10,685
Operating loss	(5,281)	(8,946)	-	(14,227)
Interest expense	-	(1,915)	-	(1,915)
Interest and other income	28	6	-	34
Consolidated net loss	(5,253)	(10,855)	-	(16,108)
Total assets	36,986	18,879	(12,782)	43,083
Fixed assets, net	5	25,147	-	25,152
Intangible assets, net	1,620	-	-	1,620
Depreciation expense	3	1,365	-	1,368
Amortization of intangible assets	341	-	-	341

Year Ended June 30, 2017 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$271	$123	$-	$394
Revenues - intersegment	972	1,280	(2,252)	-
Research and development	3,657	1,763	(1,303)	4,117
General and administrative	5,245	6,255	(949)	10,551
Operating loss	(7,659)	(6,615)	-	(14,274)
Interest expense	(1)	(1,928)	-	(1,929)
Interest and other income	43	21	-	64
Consolidated net loss	(7,617)	(8,522)	-	(16,139)
Total assets	19,049	29,738	(12,777)	36,010
Fixed assets, net	8	25,581	-	25,589
Intangible assets, net	1,823	-	-	1,823
Depreciation expense	3	1,323	-	1,326
Amortization of intangible assets	350	-	-	350

19.	Notices of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On January 4, 2018, the Company received notification from the NYSE AMERICAN LLC (“NYSE American” or the “Exchange”) pursuant to Section 1003(f)(v) of the NYSE American’s Company Guide that, due to the Company’s current low selling share price, the Company’s continued listing on the NYSE American was predicated on our effecting a reverse stock split or otherwise demonstrating sustained improvement in our share price within a reasonable period of time, which the NYSE American has determined to be no later than July 5, 2018.

On April 23, 2018, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio to be determined by the Company's Board of Directors in a range not less than one-for-two (1:2) and not greater than one-for-ten (1:10).

On May 23, 2018, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten (1:10) shares of the Company's common stock. As a result of the reverse stock split, every ten (10) shares of the Company's common stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options. The reverse stock split did not affect the par value of the Company’s common stock or the shares of common stock the Company is authorized to issue under its Certificate of Incorporation, as amended. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. The effective date of the reverse stock split was June 8, 2018. On July 5, 2018, the Company received a letter from NYSE American informing the Company that it has resolved the deficiency with respect to low selling price, described in Section 1003(f)(v) of the Company guide and was back in compliance. On September 13, 2018, the closing price of the Company’s common stock was $0.84.

On June 6, 2018, the Company received notification from the NYSE American that it is not in compliance with the continued listing standards as set forth in Section 1003(a)(iii) of the NYSE American’s Company Guide that, which applies if a listed company has stockholders’ equity of less than $6,000,000 and has sustained losses from continuing losses and/or net losses in its five most recent fiscal years. NYSE American indicated that a review of the Company shows that it is below compliance with Section 1003(a)(iii) since it reported stockholders’ equity of $4.2 million as of March 31, 2018 and net losses in its five most recent fiscal years.

In order to maintain its listing, the Company submitted a plan for compliance addressing how it intends to regain compliance with Section 1003(a)(iii) of the Company Guide by December 6, 2019.  On August 16, 2018, the Company received notice from NYSE American that NYSE Regulation had accepted the Company’s July 16, 2018 plan and granted a plan period through December 6, 2019, subject to periodic review by the Exchange, including quarterly monitoring, for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by December 6, 2019, or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff may initiate delisting proceedings as appropriate. As of June 30, 2018, the Company’s stockholders’ equity balance is $16.2 million.

The NYSE American notifications did not affect the Company’s business operations or its reporting obligations under the Securities and Exchange Commission regulations and rules and did not conflict with or cause an event of default under any of the Company’s material agreements.

20.	Subsequent Events

Public Offering Exercise of Over Allotment Provision

On June 26, 2018, the Company closed on an underwritten public offering with total gross proceeds of approximately $16,000,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 4,350,000 shares of Common Stock at $0.90 per share, (ii) 6,300 shares of Series A Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 7,000,000 shares of Common Stock at $0.90 per share, (iii) 5,785 shares of Series B Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 6,427,778 shares of Common Stock at $0.90 per share. The Company granted the underwriters, Alliance Global Partners, a 45-day option to purchase up to an additional 2,666,666 shares of common stock to cover over-allotments, if any.

On July 12, 2018, the Company received approximately $1,350,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, from the proceeds of the sale of 1,500,000 over-allotment shares of Common Stock purchased at $0.90 by the underwriter during the 45-day provision.

