Form 10-Q
period 2018-09-30
iBio, Inc.
filed 2018-11-13
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Shares of Common Stock outstanding as of November 13, 2018:           18,636,792

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	September 30, 2018	June 30, 2018
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$16,010	$15,934
Accounts receivable - trade	119	75
Prepaid expenses and other current assets	206	276
Total Current Assets	16,335	16,285

Fixed assets, net of accumulated depreciation	24,981	25,152
Intangible assets, net of accumulated amortization	1,554	1,620
Security deposit	26	26
Total Assets	$42,896	$43,083

Liabilities and Equity
Current liabilities:
Accounts payable (related party of $185 and $189 as of September 30, 2018 and June 30, 2018, respectively)	$692	$790
Accrued expenses (related party of $812 and $789 as of September 30, 2018 and June 30, 2018, respectively)	1,125	1,048
Capital lease obligation – current portion	201	197
Deferred revenue	3,018	-
Total Current Liabilities	5,036	2,035

Capital lease obligation - net of current portion	24,832	24,884

Total Liabilities	29,868	26,919

Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Preferred stock – no par value; 1,000,000 shares authorized; iBio CMO Preferred Tracking Stock; 1 share authorized, issued and outstanding as of both September 30, 2018 and June 30, 2018	-	-
Series A Convertible Preferred Stock - $1,000 stated value; 6,300 shares authorized; 5,493 and 6,210 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	-	-
Series B Convertible Preferred Stock - $1,000 stated value; 5,785 shares authorized; 5,785 shares issued and outstanding as of both September 30, 2018 and June 30, 2018	-	-
Common stock - $0.001 par value; 275,000,000 shares authorized; 18,336,792 and 16,040,126 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	18	16
Additional paid-in capital	105,670	104,408
Accumulated other comprehensive loss	(31)	(30)
Accumulated deficit	(92,626)	(88,228)
Total iBio, Inc. Stockholders’ Equity	13,031	16,166
Noncontrolling interest	(3)	(2)
Total Equity	13,028	16,164
Total Liabilities and Equity	$42,896	$43,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in Thousands, except per share amounts)

	Three Months Ended
	September 30,
	2018	2017
Revenues	$45	$122

Operating expenses:
Research and development (related parties of $259 and $176), net of $0 and $44 in grant income	1,124	985
General and administrative (related parties of $261 and $206)	2,871	2,498
Total operating expenses	3,995	3,483

Operating loss	(3,950)	(3,361)

Other income (expense):
Interest expense (related party of $476 and $480)	(476)	(480)
Interest income	21	5
Royalty income	6	9

Total other income (expense)	(449)	(466)

Consolidated net loss	(4,399)	(3,827)
Net loss attributable to noncontrolling interest	1	1
Net loss attributable to iBio, Inc.	(4,398)	(3,826)
Preferred stock dividends	(66)	(66)
Net loss available to iBio, Inc.	$(4,464)	$(3,892)

Comprehensive loss:
Consolidated net loss	$(4,399)	$(3,827)
Other comprehensive loss - foreign currency translation adjustments	(1)	-

Comprehensive loss	$(4,400)	$(3,827)

Loss per common share attributable to iBio, Inc. stockholders – basic and diluted	$(0.25)	$(0.42)

Weighted-average common shares outstanding – basic and diluted	17,894	9,185

Share and per share data for the three months ended September 30, 2017 have been adjusted to reflect the one-for-ten reverse stock split effective June 8, 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

Three Months Ended September 30, 2018 and 2017

(Unaudited; In thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2018	12	$-	16,040	$16	$104,408	$(30)	$(88,228)	$(2)	$16,164

Sale of common stock	-	-	1,500	1	1,349	-	-	-	1,350

Costs to raise capital	-	-	-	-	(159)	-	-	-	(159)

Conversion of preferred stock to common stock	(1)	-	797	1	(1)	-	-	-	-

Share-based compensation	-	-	-	-	73	-	-	-	73

Foreign currency translation adjustment	-	-	-	-	-	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	(4,398)	(1)	(4,399)

Balance as of September 30, 2018	11	$-	18,337	$18	$105,670	$(31)	$(92,626)	$(3)	$13,028

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2017	-	$-	8,912	$9	$81,057	$(29)	$(72,123)	$1	$8,915

Sale of common stock	-	-	250	-	1,000	-	-	-	1,000

Commitment fee for issuance of common stock	-	-	120	-	-	-	-	-	-

Share-based compensation	-	-	-	-	205	-	-	-	205

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(3,826)	(1)	(3,827)

Balance as of September 30, 2017	-	$-	9,282	$9	$82,262	$(29)	$(75,949)	$-	$6,293

Share and per share data have been adjusted for the three months ended September 30, 2017 presented to reflect the one-for-ten reverse stock split effective June 8, 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Three Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Consolidated net loss	$(4,399)	$(3,827)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	73	205
Amortization of intangible assets	83	85
Depreciation	360	338
Changes in operating assets and liabilities:
Accounts receivable - trade	(44)	(85)
Work in process	-	26
Prepaid expenses and other current assets	70	77
Accounts payable	(16)	(78)
Accrued expenses	77	123
Deferred revenue	3,018	119

Net cash used in operating activities	(778)	(3,017)

Cash flows from investing activities:
Additions to intangible assets	(15)	(15)
Purchases of fixed assets	(274)	(96)

Net cash used in investing activities	(289)	(111)

Cash flows from financing activities:
Proceeds from sale of common stock	1,350	1,000
Costs to raise capital	(159)	-
Payment of capital lease obligation	(48)	(44)

Net cash provided by financing activities	1,143	956

Net increase (decrease) in cash	76	(2,172)
Cash - beginning of period	15,934	8,088
Cash - end of period	$16,010	$5,916

Schedule of non-cash activities:
Unpaid intangible assets included in accounts payable	$3	$7
Intangible assets included in accounts payable in prior period, paid in current period	$2	$11
Unpaid fixed assets included in accounts payable	$-	$9
Fixed assets included in accounts payable in prior period, paid in current period	$85	$87
Conversion of preferred stock into common stock	$1	$-

Supplemental cash flow information:
Cash paid during the period for interest	$477	$481

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

iBio CDMO LLC (“iBio CDMO”) (originally named iBio CMO LLC) – iBio CDMO is a Delaware limited liability company formed on December 16, 2015 as iBio CMO, LLC to develop and manufacture plant-made pharmaceuticals and provide related services to clients. Effective July 1, 2017, iBio CMO changed its name to iBio CDMO. As of December 31, 2015, the Company owned 100% of iBio CDMO. On January 13, 2016, the Company entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CDMO. The Company retained a 70% interest in iBio CDMO and contributed a royalty-bearing license which grants iBio CDMO a non-exclusive license to use the Company’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. The Company retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using the Company’s technologies.

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

iBio CDMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a 139,000-square foot Class A life sciences building located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CDMO a 34-year capital lease for the facility as well as certain equipment (see Note 8). iBio CDMO commenced commercial operations in January 2016. iBio CDMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third-party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases and/or other proprietary iBio products; and (3) Commercial technology transfer services including facility design, as needed.

iBIO DO BRASIL BIOFARMACÊUTICA LTDA (“iBio Brazil”) – iBio Brazil is a subsidiary organized in Brazil in which the Company has a 99% interest. iBio Brazil was formed to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with Fundacao Oswaldo Cruz/Fiocruz (“Fiocruz”) beyond the Yellow Fever Vaccine program (see Note 7) and development of additional products with private sector participants for the Brazilian market. iBio Brazil commenced operations during the first quarter of the fiscal year ended June 30, 2015.

iBio Manufacturing LLC (“iBio Manufacturing”) – iBio Manufacturing, a wholly-owned subsidiary, is a Delaware limited liability company formed in November 2015. iBio Manufacturing has not commenced any activities to date.

2.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, from which the accompanying condensed consolidated balance sheet dated June 30, 2018 was derived.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Reverse Stock Split

On May 23, 2018, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten (1:10) shares of the Company's Common Stock. The reverse stock split was effective as of June 8, 2018. All share and per share amounts of our common stock presented for the three months ended September 30, 2017 have been retroactively adjusted to reflect the one-for-ten reverse stock split. See Note 9 for more information.

Liquidity

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of September 30, 2018, the Company’s accumulated deficit was $92.6 million. For the three months ended September 30, 2018, the Company’s net loss was approximately $4.4 million and it had cash used in operating activities of $778,000. As of September 30, 2018, cash on hand is approximately $16.0 million which is expected to support the Company's activities until at least November 15, 2019.

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

In addition, in June 2018, iBio established a strategic commercial relationship with CC-Pharming Ltd. of Beijing, China (“CC-Pharming”) for the joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. The first product focus selected pursuant to the Master Joint Development Agreement executed between iBio and CC-Pharming is a therapeutic antibody, and during the quarter ending September 30, 2018, iBio received prepayments of $2.9 million classified as deferred revenue on the September 30, 2018 balance sheet.

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

Foreign Currency

The Company accounts for foreign currency translation pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three months ended September 30, 2018 and 2017, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

3.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of the Notes to Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2018.

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

Revenue Recognition

Effective July 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") and other associated standards. Under the new standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company evaluated the new guidance and its adoption did not have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption was not necessary. There is no change to the Company’s accounting policies. Prior to the adoption of ASU 2014-09, the Company recognized revenue when persuasive evidence of an arrangement existed, delivery occurred, the fee was fixed or determinable, and collectability was reasonably assured. Deferred revenue represents billings to a customer to whom the services have not yet been provided.

The Company’s contract revenue consists primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting. Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors. For the quarter ending September 30, 2018 and during Fiscal 2018, the Company did not have any revenue arrangements with multiple deliverables.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. Grant income amounted to approximately $0 and $44,000 for the three months ended September 30, 2018 and 2017, respectively.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. Work in process totaled $0 at both September 30, 2018 and June 30, 2018.

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

Assets held under the terms of capital leases are included in fixed assets and are depreciated on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under capital leases are shown within liabilities and are analyzed between amounts falling due within and after one year (see Notes 5 and 8).

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the three months ended September 30, 2018 and 2017.

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

Foreign Currency

The Company accounts for foreign currency translation pursuant to FASB ASC 830, "Foreign Currency Matters." The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three months ended September 30, 2018 and 2017, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

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

Recently Issued Accounting Pronouncements

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

Effective July 1, 2018, the Company adopted ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The adoption of ASU 2016-15 did not have a significant impact on the Company's consolidated financial statements.

Effective July 1, 2018, the Company adopted ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”) with the objective to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard requires entities to recognize the income tax consequences of an intra-entity transfer of non-inventory asset when the transfer occurs. The adoption of ASU 2016-16 did not have a significant impact on the Company's consolidated financial statements.

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

Effective July 1, 2018, the Company adopted ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The adoption of ASU 2017-01 did not have a significant impact on the Company’s consolidated financial statements.

Effective July 1, 2018, the Company adopted ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting”(“ASU 2017-09”) which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 did not have a significant impact on the Company’s consolidated financial statements.

Effective April 1, 2018, the Company adopted ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)” (“ASU 2017-11”). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in ASC 470-20, “Debt—Debt with Conversion and Other Options”), including related EPS guidance (in ASC 260). The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of ASC 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect. As a result of the adoption of ASU 2017-11, the Company classified the proceeds received from the sale of its preferred stock as equity (see Note 9).

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

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable and accounts payable in the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2018 and June 30, 2018 due to their short-term nature. The carrying value of the capital lease obligation approximated its fair value as of September 30, 2018 and June 30, 2018 as the interest rate used to discount the lease payments approximated market.

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

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	September 30, 2018	June 30, 2018
Facility under capital lease	$20,000	$20,000
Equipment under capital lease	6,000	6,000
Facility improvements	1,049	982
Medical equipment	1,161	1,038
Office equipment and software	402	404
	28,612	28,424
Accumulated depreciation – assets under capital lease	(3,333)	(3,027)
Accumulated depreciation – other	(298)	(245)
	(3,631)	(3,272)
Net fixed assets	$24,981	$25,152

Depreciation expense was approximately $360,000 and $338,000 for the three months ended September 30, 2018 and 2017, respectively. Depreciation of the assets under the capital lease amounted to approximately $306,000 for both of the three months ended September 30, 2018 and 2017.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during Fiscal 2019 and Fiscal 2018.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	September 30, 2018	June 30, 2018
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,501	2,484
	5,601	5,584
Intellectual property – accumulated amortization	(2,282)	(2,243)
Patents – accumulated amortization	(1,765)	(1,721)
	(4,047)	(3,964)
Net intangible assets	$1,554	$1,620

Amortization expense was approximately $83,000 and $85,000 for the three months ended September 30, 2018 and 2017, respectively.

7.	Significant Vendors

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $178,000 and $181,000 at September 30, 2018 and June 30, 2018, respectively. Research and development expenses related to Novici were approximately $259,000 and $176,000 for the three months ended September 30, 2018 and 2017, respectively.

Fraunhofer

Previously, Fraunhofer had been the Company’s most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below) but expenses have decreased due to changes and a decrease in technology services performed pursuant to the agreement with Fiocruz. The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $75,000 as of both September 30, 2018 and June 30, 2018. See Note 14 – Commitments and Contingencies.

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

On June 12, 2014, Fiocruz, Fraunhofer and iBio executed an amendment to the CLA (the "Amended Agreement") which provides for revised research and development, work plans, reporting, objectives, estimated budget, and project billing process. In both Fiscal 2019 and Fiscal 2018, under the Amended Agreement, no revenue was recognized for work performed for Fiocruz pursuant to the Amended Agreement by the Company’s subcontractor, Fraunhofer, and recognized research and development expenses of the same amount due Fraunhofer for that work. iBio and Fiocruz are currently evaluating plans for further collaboration without prospective reliance on older Fraunhofer-derived technology and data.

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

In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. Percentage rent amounted to approximately $87,000 and $17,000 for the three months ended September 30, 2018 and 2017, respectively.

Interest expense incurred under the capital lease obligation amounted to approximately $476,000 and $480,000 for the three months ended September 30, 2018 and 2017, respectively.

Future minimum payments under the capitalized lease obligation are due as follows:

Fiscal period ending on September 30,:	Principal	Interest	Total
2019	$201,198	$1,898,802	$2,100,000
2020	216,947	1,883,053	2,100,000
2021	233,928	1,866,072	2,100,000
2022	252,238	1,847,762	2,100,000
2023	271,982	1,828,018	2,100,000
Thereafter	23,857,311	31,792,689	55,650,000

Total minimum lease payments	25,033,604	$41,116,396	$66,150,000
Less: current portion	(201,198)
Long-term portion of minimum lease obligations	$24,832,406

9.	Stockholders’ Equity

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

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of September 30, 2018, no dividends have been declared. Accrued dividends total approximately $416,000 and $350,000 at September 30, 2018 and June 30, 2018, respectively.

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

On June 26, 2018, the Company issued 6,300 shares of Series A Preferred as part of a public offering. As the market price of the Company’s common stock was $0.90 on the date of the issuance of the Series A Preferred, no beneficial conversion feature was recognized on the conversion option. At September 30, 2018, 807 shares of Series A Preferred had been converted into 896,666 shares of common stock. See the section below entitled “Public Offering - Alliance Global Partners” for further information.

Series B Convertible Preferred Stock (“Series B Preferred”)

On June 20, 2018, the Board of Directors of the Company created the Series B Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Terms of the Series B Preferred include the following:

1.	Each share of Series B Preferred is convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price of $0.90. The number of shares of common stock to be received is limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series B Preferred will not have the right to exercise any portion of its Series B Preferred if such holder, together with its affiliates, would beneficially own over 48% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

2.	Holders are entitled to dividends on shares of Series B Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid or accrued on the shares of Series B Preferred.

3.	Holders have no voting rights except as defined in the certificate of designation.

4.	If at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series B Preferred will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series B Preferred (as defined).

5.	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive the same amount that a holder of common stock would receive if the Series B Preferred were fully converted (disregarding for such purposes any conversion limitations hereunder) into common stock at the conversion price of $0.90 per share. Such amounts shall be paid pari passu with all holders of common stock and the Series A Convertible Preferred Stock.

6.	The Company is required that it will at all times, reserve and keep available out of its authorized and unissued shares of common stock, for the sole purpose of issuance upon the conversion of the Series B Preferred, not less than such aggregate number of shares of the common stock as shall be issuable upon the conversion of the then outstanding shares of the Series B Preferred.

On June 26, 2018, the Company issued 5,785 shares of Series B Preferred as part of a public offering. Since the market price of the Company’s common stock was $0.90 on the date of the issuance of the Series B Preferred, no beneficial conversion feature was recognized on the conversion option. At September 30, 2018, no shares of Series B Preferred had been converted into shares of common stock. See the section below entitled “Public Offering - Alliance Global Partners” for further information.

Common Stock

On December 19, 2017, the Company’s stockholders approved an amendment of the Company’s certificate of incorporation increasing the number of authorized shares of its common stock to 275 million. The Company had been authorized to issue up to 175 million shares of common stock. In addition, as of September 30, 2018, the Company had reserved up to 1.5 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 12.5 million shares of common stock for the conversion of the Series A Preferred and Series B Preferred. No shares are reserved for the exercise of warrants.

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

During March 2018, the Company sold an additional 60,000 shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement for an aggregate gross purchase price of $121,290. As of September 30, 2018, Lincoln Park is obligated to purchase an additional $14,878,710 worth of shares of the Company’s common stock.

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

On July 12, 2018, 1,500,000 shares of common stock were sold to Alliance in connection with Alliance partially exercising its over-allotment option at the public offering price of $0.90 per share. The Company received gross proceeds of $1,350,000 before deducting $159,000 of underwriting discounts, commissions and other offering expenses payable by the Company. In addition, during July and August 2018, an additional 717 shares of Series A Preferred were converted into 796,666 shares of common stock.

As of September 30, 2018, a total of 807 shares of Series A Preferred have been converted into 896,666 shares of common stock.

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

	Three Months ended September 30,
	2018	2017
Basic and diluted numerator:

Net loss attributable to iBio, Inc. stockholders	$(4,398)	$(3,826)
Preferred stock dividends	(66)	(66)
Net loss available to iBio, Inc. stockholders	$(4,464)	$(3,892)

Basic and diluted denominator:

Weighted-average common shares outstanding	17,894	9,185

Per share amount	$(0.25)	$(0.42)

In Fiscal 2019 and Fiscal 2018, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of September 30, 2018 and 2017, shares issuable which could potentially dilute future earnings were as follows:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Stock options	1,364	1,360
Series A Preferred	6,103	-
Series B Preferred	6,428	-
Shares excluded from the calculation of diluted loss per share	13,895	1,360

Share and per share data for 2017 have been adjusted to reflect the one-for-ten reverse stock split effective June 8, 2018.

11.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2018	2017
Research and development	$9	$14
General and administrative	64	191
Total	$73	$205

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “Plan”) for employees, officers, directors and external service providers. The original Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 1 million shares. On December 18, 2013, the Plan was amended to increase the number of shares reserved for awards under the Plan from 1 million to 1.5 million. As of June 30, 2018, there were approximately 136,000 shares of common stock reserved for future issuance under the Plan. Stock options granted under the Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria have been satisfied. The Company uses historical data to estimate forfeiture rates.

The 2008 Plan had a term of ten (10) years and, as a result, the 2008 Plan expired by its terms on August 12, 2018. As such, the Company is in the process of reviewing its options for the adoption of a new equity incentive plan the purpose of which is to promote the success and enhance the value of the Company by linking the personal interests of the participants to those of the Company’s shareholders, and by providing participants with an incentive for outstanding performance.

No stock options were issued during Fiscal 2019.

The following table summarizes all stock option activity during Fiscal 2019:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2018	1,364,583	$12.01	4.9	$-
Forfeited/expired	(833)	4.00
Outstanding as of September 30, 2018	1,363,750	$12.02	4.6	$-
Vested and, as of September 30, 2018, expected to vest	1,361,939	$12.03	4.6	$-

Exercisable as of September 30, 2018	1,242,572	$12.76	4.2	$-

The following table summarizes information about options outstanding and exercisable at September 30, 2018:

	Options Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Exercise prices:
$1.70 - $3.01	73,000	1.0	$2.01	68,166
$3.10 - $4.90	270,416	7.0	4.04	163,072
$5.00 - $7.70	206,334	3.7	5.84	201,334
$8.40 - $13.80	272,000	4.2	10.47	272,000
$14.00 - $22.50	428,000	4.9	17.86	424,000
$26.90 - $30.70	114,000	2.3	30.30	114,000
	1,363,750	4.6	$12.02	1,242,572

The total fair value of stock options that vested during Fiscal 2019 and Fiscal 2018 was approximately $571,000 and $773,000, respectively. As of September 30, 2018, there was approximately $304,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 1.4 years.

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.85 as of September 30, 2018 and $0.90 as of July 1, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.

12.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici in which iBio’s President is a minority stockholder. See Note 7 for further details.

Agreements with Eastern Capital Limited and its Affiliates

As more fully discussed in Note 9, the Company entered into two share purchase agreements with Eastern.

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

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CDMO a 34-year sublease of a Class A life sciences building in Bryan, Texas, on the campus of Texas A&M University, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at September 30, 2018 and June 30, 2018 due to the Second Eastern Affiliate amounted to $812,000 and $789,000, respectively. General and administrative expenses related to Second Eastern Affiliate were approximately $238,000 and $184,000 for the three months ended September 30, 2018 and 2017, respectively. Interest expense related to the Second Eastern Affiliate was approximately $476,000 and $480,000 for the three months ended September 30, 2018 and 2017, respectively. The terms of the Sublease are described in Note 8.

The Standstill Agreement took effect upon the issuance of the shares to Eastern pursuant to a share purchase agreement for the acquisition of 650,000 shares of common stock. The Standstill Agreement has been amended twice so that Eastern and its controlled affiliates are limited to its beneficial ownership of the Company's outstanding shares of common stock to a maximum of 48%, absent approval by a majority of the Company's Board of Directors. Eastern agreed to extend the standstill restrictions for two (2) additional years beginning with the date of Eastern’s or its controlled affiliate’s purchase of securities in the public offering with Alliance. See Note 9 for further information.

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

The Company recorded no income tax expense for the three months ended September 30, 2018 and 2017 because the estimated annual effective tax rate was zero. As of September 30, 2018, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

In December 2017, the United States Government passed new tax legislation that, among other provisions, lowered the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the balance sheet. However, if we become profitable, we will receive a reduced benefit from such deferred tax assets.

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

Lease – Bryan, Texas

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas from the Second Eastern Affiliate under the Sublease. See Note 8 for more details of the sublease.

The base rent is subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The Company incurred rent expense of $12,000 and $15,000 for the three months ended September 30, 2018 and 2017, respectively, related to the increases in the CPI.

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

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended September 30, 2018 and 2017, employer contributions made to the Plan totaled approximately $33,000 and $0, respectively.

16.	Segment Reporting

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

Three Months Ended September 30, 2018 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues – external customers	$45	$-	$-	$45
Revenues – intersegment	364	57	(421)	-
Research and development	558	587	(21)	1,124
General and administrative	1,037	2,202	(368)	2,871
Operating loss	(1,185)	(2,765)	-	(3,950)
Interest expense	-	(476)	-	(476)
Interest and other income	23	4	-	27
Consolidated net loss	(1,162)	(3,237)	-	(4,399)
Total assets	40,131	15,505	(12,740)	42,896
Fixed assets, net	4	24,977	-	24,981
Intangible assets, net	1,554	-	-	1,554
Depreciation expense	1	359	-	360
Amortization of intangible assets	83	-	-	83

Three Months Ended September 30, 2017 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues – external customers	$84	$38	$-	$122
Revenues – intersegment	301	210	(511)	-
Research and development	618	484	(117)	985
General and administrative	1,099	1,698	(299)	2,498
Operating loss	(1,332)	(2,029)	-	(3,361)
Interest expense	-	(480)	-	(480)
Interest and other income	12	2	-	14
Consolidated net loss	(1,321)	(2,506)	-	(3,827)
Total assets	18,810	27,485	(12,862)	33,433
Fixed assets, net	7	25,261	-	25,268
Intangible assets, net	1,757	-	-	1,757
Depreciation expense	1	337	-	338
Amortization of intangible assets	85	-	-	85

17.	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

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

On May 23, 2018, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten (1:10) shares of the Company's common stock. As a result of the reverse stock split, every ten (10) shares of the Company's common stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options. The reverse stock split did not affect the par value of the Company’s common stock or the shares of common stock the Company is authorized to issue under its Certificate of Incorporation, as amended. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. The effective date of the reverse stock split was June 8, 2018. On July 5, 2018, the Company received a letter from NYSE American informing the Company that it has resolved the deficiency with respect to low selling price, described in Section 1003(f)(v) of the Company guide and was back in compliance. On November 2, 2018, the closing price of the Company’s common stock was $0.78.

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

In order to maintain its listing, the Company submitted a plan for compliance addressing how it intends to regain compliance with Section 1003(a)(iii) of the Company Guide by December 6, 2019.  On August 16, 2018, the Company received notice from NYSE American that NYSE Regulation had accepted the Company’s July 16, 2018 plan and granted a plan period through December 6, 2019, subject to periodic review by the Exchange, including quarterly monitoring, for compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by December 6, 2019, or if the Company does not make progress consistent with the plan during the plan period, NYSE Regulation staff may initiate delisting proceedings as appropriate. As of September 30, 2018, the Company’s stockholders’ equity balance is $13.0 million.

The NYSE American notifications did not affect the Company’s business operations or its reporting obligations under the Securities and Exchange Commission regulations and rules and did not conflict with or cause an event of default under any of the Company’s material agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2018. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “may”, “plan”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated or expected. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our estimates as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so.

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

We accomplished the first part of our new business plan through the acquisition of control of the large manufacturing facility that is now controlled and operated by our subsidiary, iBio CDMO, under a capital lease. The facility includes human resources, laboratory and pilot-scale operations, and large-scale automated hydroponic systems capable of growing over four million plants as "in process inventory" and delivering over 300 kilograms of therapeutic protein active pharmaceutical ingredient per year. The facility capacity for large scale manufacturing can also be doubled by adding additional plant growth equipment in a space already available for that purpose.

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

Results of Operations - Comparison of Three Months ended September 30, 2018 (“Fiscal 2019”) versus September 30, 2017 (“Fiscal 2018”)

Revenue

Gross revenue for the three months ended September 30, 2018 and 2017 were approximately $45,000 and $122,000, respectively, a decrease of approximately $77,000, primarily attributable to a decrease in third-party proof of concept, feasibility study and small-scale production contracts delivered under our new business model for the three months ending September 30, 2018.

Research and development expenses

Research and development expenses for the three months ended September 2018 and 2017 were $1,124,000 and $985,000, respectively, an increase of approximately $139,000, primarily related to an increase in research and development personnel costs at iBio CDMO.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2018 and 2017 were approximately $2,871,000 and $2,498,000, respectively, an increase of $373,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase resulted primarily from an increase in maintenance and facility repair costs, percentage rent, consulting costs associated with marketing and business development, and personnel costs associated with the CDMO.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2018 and 2017 were approximately ($449,000) and ($466,000), respectively.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease with the Second Eastern Affiliate. Such sublease is treated as a capital lease. For the three months ended September 30, 2018, other income (expense) included interest expense of approximately $476,000 incurred under the capital lease offset by interest and royalty income of approximately $27,000. For the three months ended September 30, 2017, other income (expense) included interest expense of approximately $480,000 incurred under the capital lease offset by interest and royalty income of approximately $14,000.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate for the three months ended September 30, 2018 and 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $16.0 million as compared to $15.9 million as of June 30, 2018.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $778,000 for the three months ended September 30, 2018. The decrease in cash was attributable to funding our net loss for the period offset by an increase in deferred revenue.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $289,000 for the three months ended September 30, 2018. Cash used in investing activities was attributable to the additions of intangible assets of $15,000 and fixed assets primarily for iBio CDMO of $274,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,143,000 for the three months ended September 30, 2018, which represented the proceeds from the sale of 1,500,000 shares of our common stock to A.G.P./Alliance Global Partners (“Alliance”) for an aggregate purchase price of $1,350,000 less underwiring costs and discounts of $159,000 (see discussion below) offset against the principal payments on our capital lease obligation of $48,000.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma, Inc. in August 2008. As of September 30, 2018, our accumulated deficit was approximately $92.6 million, and we used approximately $778,000 of cash for operating activities for Fiscal 2019. As of September 30, 2018, cash on hand is approximately $16.0 million which is expected to support the Company’s activities through November 15, 2019.

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

The Company granted the underwriters a 45-day option to purchase up to an additional 2,666,666 shares of common stock to cover over-allotments, if any. On July 12, 2018, 1,500,000 shares of common stock were sold to the Company’s underwriter in connection with the underwriter partially exercising its over-allotment option at the public offering price of $0.90 per share. The Company received gross proceeds of $1,350,000 before deducting $159,000 of underwriting discounts, commissions and other offering expenses payable by the Company.

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

On July 24, 2017, we entered into the Lincoln Park Purchase Agreement pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $16,000,000 of our common stock (subject to certain limitations) from time to time over the 36-month term of the agreement. As a result, on July 24, 2017, 125,000 shares of our common stock were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the agreement, and 250,000 shares of common stock were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2018, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2018 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2018. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits

On March 17, 2015, we filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with us. On September 16, 2015, we voluntarily dismissed our action against Yusibov, without prejudice, and thereafter on September 29, 2015, we filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with us and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case–the scope of iBio’s ownership of the technology developed or held by Fraunhofer–before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. Fraunhofer filed an answer and counterclaims in March 2017, but in May 2017, Fraunhofer obtained new counsel, and with iBio’s agreement (as a matter of procedure), filed an amended answer and amended counterclaims in July 2017.  We replied to those counterclaims on August 9, 2017. In November 2017, we engaged new counsel to further lead our litigation efforts, and on November 3, 2017, we filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer. This complaint follows our pending litigation filed in March 2015, described in Note 14, against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer. The parties have continued to proceed with written discovery. We are unable to predict the further outcome of this action at this time.

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

On July 24, 2017, we sold 250,000 newly issued shares of common stock, valued at $4.00 per share, to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000. In addition, we issued 125,000 shares of common stock to Lincoln Park, equal to three percent of the $16 million availability, as consideration for Lincoln Park’s commitment to purchase shares of our common stock. The proceeds were used for working capital.

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

iBio, Inc.
(Registrant)

Date: November 13, 2018	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman
(Principal Executive Officer)

Date: November 13, 2018	/s/ James P. Mullaney
James P. Mullaney
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

