Form 10-Q
period 2018-12-31
iBio, Inc.
filed 2019-02-13
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Shares of Common Stock outstanding as of February 04, 2019:   19,036,792

iBio, Inc.

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	December 31, 2018	June 30, 2018
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$13,361	$15,934
Accounts receivable - trade	155	75
Contract assets	57	-
Prepaid expenses and other current assets	396	276
Total Current Assets	13,969	16,285

Fixed assets, net of accumulated depreciation	24,812	25,152
Intangible assets, net of accumulated amortization	1,498	1,620
Security deposits	24	26
Total Assets	$40,303	$43,083

Liabilities and Equity
Current liabilities:
Accounts payable (related party of $79 and $189 as of December 31, 2018 and June 30, 2018, respectively)	$662	$790
Accrued expenses (related party of $651 and $789 as of December 31, 2018 and June 30, 2018, respectively)	1,052	1,048
Capital lease obligation – current portion	205	197
Contract liabilities	2,526	-
Total Current Liabilities	4,445	2,035

Capital lease obligation - net of current portion	24,780	24,884

Total Liabilities	29,225	26,919

Commitments and Contingencies

Equity:
iBio, Inc. Stockholders’ Equity:
Preferred stock – no par value; 1,000,000 shares authorized; iBio CMO Preferred Tracking Stock; 1 share authorized, issued and outstanding as of both December 31, 2018 and June 30, 2018	-	-
Series A Convertible Preferred Stock - $1,000 stated value; 6,300 shares authorized; 5,043 and 6,210 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	-	-
Series B Convertible Preferred Stock - $1,000 stated value; 5,785 shares authorized; 5,785 shares issued and outstanding as of both December 31, 2018 and June 30, 2018	-	-
Common stock - $0.001 par value; 275,000,000 shares authorized; 18,836,792 and 16,040,126 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	19	16
Additional paid-in capital	108,188	104,408
Accumulated other comprehensive loss	(30)	(30)
Accumulated deficit	(97,095)	(88,228)
Total iBio, Inc. Stockholders’ Equity	11,082	16,166
Noncontrolling interest	(4)	(2)
Total Equity	11,078	16,164
Total Liabilities and Equity	$40,303	$43,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017	2018	2017

Revenues	$651	$153	$696	$275

Operating expenses:
Research and development (related party of $285, $197, $544 and $373), net of grant income of $37, $0, $37 and $44	1,273	993	2,397	1,978
General and administrative (related party of $311, $181, $572 and $387)	3,393	2,587	6,264	5,085
Total operating expenses	4,666	3,580	8,661	7,063

Operating loss	(4,015)	(3,427)	(7,965)	(6,788)

Other income (expense):
Interest expense (related party of $476, $479, $952 and $959)	(476)	(479)	(952)	(959)
Interest income	23	4	44	9
Royalty income (expense)	(2)	2	4	11

Total other income (expense)	(455)	(473)	(904)	(939)

Consolidated net loss	(4,470)	(3,900)	(8,869)	(7,727)
Net loss attributable to noncontrolling interest	1	1	2	2
Net loss attributable to iBio, Inc.	(4,469)	(3,899)	(8,867)	(7,725)
Preferred stock dividends	(65)	(65)	(131)	(131)
Net loss available to iBio, Inc.	$(4,534)	$(3,964)	$(8,998)	$(7,856)

Comprehensive loss:
Consolidated net loss	$(4,470)	$(3,900)	$(8,869)	$(7,727)
Other comprehensive income (loss) - foreign currency translation adjustments	1	-	-	-

Comprehensive loss	$(4,469)	$(3,900)	$(8,869)	$(7,727)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.24)	$(0.41)	$(0.49)	$(0.82)

Weighted-average common shares outstanding - basic and diluted	18,688	9,661	18,291	9,613

Share and per share data for the three and six months ended December 31, 2017 have been adjusted to reflect the one-for-ten reverse stock split effective June 8, 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

Six Months Ended December, 2018

(Unaudited; In thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2018	12	$-	16,040	$16	$104,408	$(30)	$(88,228)	$(2)	$16,164

Sale of common stock	-	-	1,500	1	1,349	-	-	-	1,350

Costs to raise capital	-	-	-	-	(159)	-	-	-	(159)

Additional paid-in capital – capital contribution	-	-	-	-	2,459	-	-	-	2,459

Conversion of preferred stock to common stock	(1)	-	1,297	2	(2)	-	-	-	-

Share-based compensation	-	-	-	-	133	-	-	-	133

Net loss	-	-	-	-	-	-	(8,867)	(2)	(8,869)

Balance as of December 31, 2018	11	$-	18,837	$19	$108,188	$(30)	$(97,095)	$(4)	$11,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Six Months Ended
	December 31,
	2018	2017

Cash flows from operating activities:
Consolidated net loss	$(8,869)	$(7,727)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	133	394
Amortization of intangible assets	151	169
Depreciation	724	679
Write-off of fixed assets	179	-
Changes in operating assets and liabilities:
Accounts receivable – trade	(79)	39
Contract assets	(57)	-
Work in process	-	26
Prepaid expenses and other current assets	(121)	(94)
Security deposits	1	-
Accounts payable	(40)	(163)
Accrued expenses	4	206
Contract liabilities	2,526	(134)

Net cash used in operating activities	(5,448)	(6,605)

Cash flows from investing activities:
Additions to intangible assets	(30)	(35)
Purchases of fixed assets	(648)	(277)

Net cash used in investing activities	(678)	(312)

Cash flows from financing activities:
Proceeds from sale of common stock	1,350	5,500
Costs to raise capital	(159)	(321)
Proceeds from capital contribution	2,459	-
Proceeds from additional paid-in capital – preferred stock	-	1,050
Payment of capital lease obligation	(97)	(90)

Net cash provided by financing activities	3,553	6,139

Net decrease in cash	(2,573)	(778)
Cash - beginning of period	15,934	8,088
Cash - end of period	$13,361	$7,310

Schedule of non-cash activities:

Unpaid intangible assets included in accounts payable	$1	$22
Intangible assets included in accounts payable in prior period, paid in current period	$3	$11
Fixed assets included in accounts payable in prior period, paid in current period	$85	$87
Unpaid fixed assets included in accounts payable	$-	$188

Supplemental cash flow information:
Cash paid during the period for interest	$953	$960

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

Reverse Stock Split

On May 23, 2018, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten (1:10) shares of the Company's Common Stock. The reverse stock split was effective as of June 8, 2018. All share and per share amounts of our common stock presented for the three and six months ended December 31, 2017 have been retroactively adjusted to reflect the one-for-ten reverse stock split. See Note 9 for more information.

Going Concern

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of December 31, 2018, the Company’s accumulated deficit was $97.1 million. For the six months ended December 31, 2018, the Company’s net loss was approximately $8.9 million and it had cash used in operating activities of $5.4 million. As of December 31, 2018, cash on hand is approximately $13.4 million which is expected to support the Company's activities until at least November 30, 2019.

The Company has historically financed its activities through the sale of common stock and warrants. Through December 31, 2018, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies and the development of a proprietary therapeutic product against fibrosis based upon those technologies, advancing its intellectual property, the build-out and recommissioning of its CDMO facility, and general and administrative activities.

The Company is focused on using its proprietary technologies and production facilities to provide product development and manufacturing services to clients, collaborators and third-party customers as well as developing and commercializing our own product candidates. As such, the Company may continue to incur significant expenses and operating losses for at least the next year.

As of December 31, 2018, the Company has not completed development of or commercialized any vaccine or therapeutic product candidates.

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

On June 26, 2018, the Company closed on an underwritten public offering with total gross proceeds of approximately $16.0 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 4,350,000 shares of Common Stock at $0.90 per share, (ii) 6,300 shares of Series A Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 7,000,000 shares of Common Stock at $0.90 per share, (iii) 5,785 shares of Series B Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 6,427,778 shares of Common Stock at $0.90 per share. The Company granted the underwriters, Alliance Global Partners, a 45-day option to purchase up to an additional 2,666,666 shares of common stock to cover over-allotments, if any. On July 12, 2018, the Company received approximately $1,350,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, from the proceeds of the sale of 1,500,000 over-allotment shares of Common Stock purchased at $0.90 by the underwriter during the 45-day provision.

In addition, in June 2018, iBio established a strategic commercial relationship with CC-Pharming Ltd. of Beijing, China (“CC-Pharming”) for the joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. The first product focus selected pursuant to the Master Joint Development Agreement executed between iBio and CC-Pharming is a therapeutic antibody. During the quarter ending September 30, 2018, iBio received prepayments of approximately $2.9 million from CC-Pharming which it recorded as a contract liability on its balance sheet. During the quarter ending December 31, 2018, the Company recognized approximately $626,000 of the contract liability amounts related to CC-Pharming as revenue.

In November 2018, the Company received a capital contribution from the Eastern Affiliate of approximately $2,459,000 for working capital purposes.

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

The Company plans to fund its business operations using cash on hand, through proceeds from the sale of additional equity or other securities, and through proceeds realized in connection with the commercialization of its technologies and proprietary products, license and collaboration arrangements and the operation of iBio CDMO.

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

Foreign Currency

The Company accounts for foreign currency translation pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three and six months ended December 31, 2018 and 2017, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

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

Revenue Recognition

Effective July 1, 2018, the Company adopted ASU No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") and other associated standards. Under the new standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company evaluated the new guidance and its adoption did not have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption was not necessary. There is no change to the Company’s accounting policies. Prior to the adoption of ASU 2014-09, the Company recognized revenue when persuasive evidence of an arrangement existed, delivery occurred, the fee was fixed or determinable, and collectability was reasonably assured. Contract liabilities represent billings to a customer to whom the services have not yet been provided.

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

In general, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. The nature of the Company’s contracts with customers generally fall within the three key elements of the Company’s business plan: CDMO Facility Activities; Product Candidate Pipeline, and Facility Design and Build-out / Technology Transfer services.

Recognition of revenue is driven by satisfaction of the performance obligations using one of two methods: revenue is either recognized over time or at a point in time. Contracts containing multiple performance obligations classify those performance obligations into separate units of accounting either as standalone or combined units of accounting.

For those performance obligations treated as a standalone unit of accounting, revenue is generally recognized based on the method appropriate for each standalone unit.

For those performance obligations treated as a combined unit of accounting, revenue is generally recognized as the performance obligations are satisfied, which generally occurs when control of the goods or services have been transferred to the customer or client or once the client or customer is able to direct the use of those goods and / or services as well as obtaining substantially all of its benefits. As such, revenue for a combined unit of accounting is generally recognized based on the method appropriate for the last delivered item but due to the specific nature of certain project and contract items, management may determine an alternative revenue recognition method as appropriate, such as a contract whereby one deliverable in the arrangement clearly comprises the overwhelming majority of the value of the overall combined unit of accounting. Under this circumstance, management may determine revenue recognition for the combined unit of accounting based on the revenue recognition guidance otherwise applicable to the predominant deliverable.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. Grant income amounted to approximately $37,000 and $0 for the three months ended December 31, 2018 and 2017, respectively, and approximately $37,000 and $44,000 for the six months ended December 31, 2018 and 2017, respectively.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At December 31, 2018, and 2017, contract assets totaled $57,000, related to work performed pursuant to the CC-Pharming Master Joint Development Agreement, and $0.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. Work in process totaled $0 at both December 31, 2018 and June 30, 2018.

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

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the six months ended December 31, 2018 and 2017.

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

Foreign Currency

The Company accounts for foreign currency translation pursuant to FASB ASC 830, "Foreign Currency Matters." The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three and six months ended December 31, 2018 and 2017, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) and other associated standards which supersedes existing guidance on accounting for leases in “Leases (Topic 840).”  The standards require lessees to recognize the assets and liabilities that arise from leases on the balance sheet.  A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.  The new guidance is effective for annual reporting periods beginning after December 15, 2018 (quarter ending September 30, 2019 for the Company) and interim periods within those fiscal years. The amendments should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the effects of adopting ASU 2016-02 on its consolidated financial statements.

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

Effective July 1, 2018, the Company adopted ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" (“ASU 2016-16”) with the objective to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. The new standard requires entities to recognize the income tax consequences of an intra-entity transfer of non-inventory asset when the transfer occurs. The adoption of ASU 2016-16 did not have a significant impact on the Company's consolidated financial statements.

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

Effective July 1, 2018, the Company adopted ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”) which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09 did not have a significant impact on the Company’s consolidated financial statements.

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

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable and accounts payable in the Company’s condensed consolidated balance sheets approximated their fair values as of December 31, 2018 and June 30, 2018 due to their short-term nature. The carrying value of the capital lease obligation approximated its fair value as of December 31, 2018 and June 30, 2018 as the interest rate used to discount the lease payments approximated market.

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

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	December 31, 2018	June 30, 2018
Facility under capital lease	$20,000	$20,000
Equipment under capital lease	6,000	6,000
Facility improvements	1,049	982
Construction in process	316	-
Medical equipment	1,219	1,038
Office equipment and software	223	404
	28,807	28,424
Accumulated depreciation – assets under capital lease	(3,638)	(3,027)
Accumulated depreciation – other	(357)	(245)
	(3,995)	(3,272)
Net fixed assets	$24,812	$25,152

Depreciation expense was approximately $364,000 and $340,000 for the three months ended December 31, 2018 and 2017, respectively, and approximately $724,000 and $679,000 for the six months ended December 31, 2018 and 2017, respectively. Depreciation of the assets under the capital lease amounted to approximately $306,000 for both of the three months ended December 31, 2018 and 2017 and approximately $611,000 for both of the six months ended December 31, 2018 and 2017.

In addition, there were approximately $179,000 of fixed assets written off during the quarter ended December 31, 2018 related to items previously capitalized that have subsequently been removed from service.

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

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	December 31, 2018	June 30, 2018
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,513	2,484
	5,613	5,584
Intellectual property – accumulated amortization	(2,321)	(2,243)
Patents – accumulated amortization	(1,794)	(1,721)
	(4,115)	(3,964)
Net intangible assets	$1,498	$1,620

Amortization expense was approximately $68,000 and $84,000 for the three months ended December 31, 2018 and 2017, respectively and $151,000 and $169,000 for the six months ended December 31, 2018 and 2017, respectively.

7.	Significant Vendors

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $79,000 and $189,000 at December 31, 2018 and June 30, 2018, respectively. Research and development expenses related to Novici were approximately $285,000 and $197,000 for the three months ended December 31, 2018 and 2017, respectively, and $544,000 and $373,000 for the six months ended December 31, 2018 and 2017, respectively.

Fraunhofer

Previously, Fraunhofer had been the Company’s most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below) but expenses have decreased due to changes and a decrease in technology services performed pursuant to the agreement with Fiocruz. The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $75,000 as of both December 31, 2018 and June 30, 2018. See Note 14 – Commitments and Contingencies.

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

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov, Fraunhofer's Executive Director. On November 3, 2017, the Company filed a Verified Complaint (the “Second Complaint”) in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer, which was dismissed by the Delaware Chancery Court on December 14, 2018, as untimely filed. The Second Complaint followed iBio’s pending litigation filed in March 2015 against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer, and the dismissal of the Second Complaint has no effect on the action against the U.S. unit of Fraunhofer. See Note 14 - Lawsuits for additional information.

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

In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. Percentage rent amounted to approximately $88,000 and $7,000 for the three months ended December 31, 2018 and 2017, respectively, and $175,000 and $24,000 for the six months ended December 31, 2018 and 2017, respectively.

Interest expense incurred under the capital lease obligation amounted to approximately $476,000 and $479,000 for the three months ended December 31, 2018 and 2017, respectively, and $952,000 and $959,000 for the six months ended December 31, 2018 and 2017, respectively.

Future minimum payments under the capitalized lease obligation are due as follows:

Fiscal period ending on December 31:	Principal	Interest	Total
2019	$205,025	$1,894,975	$2,100,000
2020	221,073	1,878,927	2,100,000
2021	238,377	1,861,623	2,100,000
2022	257,036	1,842,964	2,100,000
2023	277,155	1,822,845	2,100,000
Thereafter	23,786,052	31,338,948	55,125,000

Total minimum lease payments	24,984,718	$40,640,282	$65,625,000
Less: current portion	(205,025)
Long-term portion of minimum lease obligations	$24,779,693

9.	Stockholders’ Equity

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

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of December 31, 2018, no dividends have been declared. Accrued dividends total approximately $481,000 and $350,000 at December 31, 2018 and June 30, 2018, respectively.

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

On June 26, 2018, the Company issued 6,300 shares of Series A Preferred as part of a public offering. As the market price of the Company’s common stock was $0.90 on the date of the issuance of the Series A Preferred, no beneficial conversion feature was recognized on the conversion option. At December 31, 2018, 1,257 shares of Series A Preferred had been converted into 1,396,666 shares of common stock. See the section below entitled “Public Offering - Alliance Global Partners” for further information.

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

On June 26, 2018, the Company issued 5,785 shares of Series B Preferred as part of a public offering. Since the market price of the Company’s common stock was $0.90 on the date of the issuance of the Series B Preferred, no beneficial conversion feature was recognized on the conversion option. As of December 31, 2018, no shares of Series B Preferred had been converted into shares of common stock. See the section below entitled “Public Offering - Alliance Global Partners” for further information.

Common Stock

On December 19, 2017, the Company’s stockholders approved an amendment of the Company’s certificate of incorporation increasing the number of authorized shares of its common stock to 275 million. The Company had been authorized to issue up to 175 million shares of common stock. In addition, as of December 31, 2018, the Company had reserved up to 3.5 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 12 million shares of common stock for the conversion of the Series A Preferred and Series B Preferred. No shares are reserved for the exercise of warrants.

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

Recent issuances of common stock include the following:

Lincoln Park Purchase Agreement

On July 24, 2017, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park agreed to purchase from the Company up to an aggregate of $16.0 million of the Company’s common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park Purchase Agreement”). Also on July 24, 2017, we entered into a registration rights agreement with Lincoln Park pursuant to which the Company filed with the Securities and Exchange Commission (the “SEC”) the registration statement to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to Lincoln Park under the Purchase Agreement. The registration statement was effective as of August 11, 2017.

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

During March 2018, the Company sold an additional 60,000 shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement for an aggregate gross purchase price of $121,290. As such, at December 31, 2018, under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to, an additional $14,878,710 shares of the Company’s common stock. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s option, over the 36-month term of the agreement.

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

Public Offering – A.G.P./Alliance Global Partners (“Alliance”)

On June 26, 2018, the Company completed a public offering of 4,350,000 shares of its common stock, 6,300 shares of Series A Preferred and 5,785 shares of Series B Preferred. The public offering price per share for each of the foregoing securities was as follows: (i) $0.90 per share of common stock; (ii) $1,000 per Series A Preferred share; and (iii) $1,000 per Series B Preferred share. This public offering raised gross proceeds of $16.0 million. The shares of common stock and preferred stock were issued pursuant to an underwriting agreement entered into between the Company and Alliance. The Company incurred underwriting discounts, commissions and other offering expenses of approximately $854,000 related to closing and completion of this public offering.

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

The Company granted a forty-five (45)-day option to the Underwriter to purchase up to 2,666,666 additional shares (the “Option Shares”) of common stock. The over-allotment option may be exercised by the Underwriter as to all (at any time) or any part (from time to time) of the Option Shares.

The Company paid Alliance a discount of (i) 7% to the public offering price with respect to the common stock, Series A Preferred, and Series B Preferred purchased in the offering by investors who did not have a pre-existing relationship with the Company and (ii) 3.5% to the public offering price with respect to the common stock, Series A Preferred, and Series B Preferred purchased in the offering by certain investors who have a pre-existing relationship with the Company.

On July 12, 2018, 1,500,000 shares of common stock were sold to Alliance in connection with Alliance partially exercising its over-allotment option at the public offering price of $0.90 per share. The Company received gross proceeds of $1,350,000 before deducting $159,000 of underwriting discounts, commissions and other offering expenses payable by the Company.

As of December 31, 2018, a total of 1,257 shares of Series A Preferred have been converted into 1,396,666 shares of common stock.

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

In May 2018 and November 2018, the Eastern Affiliate contributed $1.093 million and $2.459 million, respectively, to iBio for working capital purposes which has been recorded as additional paid-in capital.

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

	Three Months ended December 31,		Six Months ended December 31,
	2018	2017	2018	2017
Basic and diluted numerator:

Net loss attributable to iBio, Inc.	$(4,469)	$(3,899)	$(8,867)	$(7,725)
Preferred stock dividends	65	65	131	131
Net loss available to iBio, Inc. stockholders	$(4,534)	$(3,964)	$(8,998)	$(7,856)

Basic and diluted denominator:

Weighted-average common shares outstanding	18,688	9,661	18,291	9,613

Per share amount	$(0.24)	$(0.41)	$(0.49)	$(0.82)

In Fiscal 2019 and Fiscal 2018, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of December 31, 2018 and 2017, shares issuable which could potentially dilute future earnings were as follows:

	Three and Six Months Ended December,
	2018	2017
	(in thousands)
Stock options	1,311	1,360
Series A Preferred	5,603	-
Series B Preferred	6,428	-
Shares excluded from the calculation of diluted loss per share	13,342	1,360

Share and per share data for 2017 have been adjusted to reflect the one-for-ten reverse stock split effective June 8, 2018.

11.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,
	2018	2017
Research and development	$7	$10
General and administrative	53	179
Total	$60	$189

	Six Months Ended December 31,
	2018	2017
Research and development	$16	$24
General and administrative	117	370
Total	$133	$394

Stock Options

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan (the “2008 Plan”) for employees, officers, directors and external service providers. The original 2008 Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 1 million shares. On December 18, 2013, the 2008 Plan was amended to increase the number of shares reserved for awards under the Plan from 1 million to 1.5 million. Stock options granted under the 2008 Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurred ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurred when the performance criteria had been satisfied. The Company used historical data to estimate forfeiture rates. The 2008 Plan had a term of ten (10) years and, as a result, the 2008 Plan expired by its terms on August 12, 2018.

On December 18, 2018, the Company's stockholders, upon recommendation of the Board of Directors, approved the iBio, Inc. 2018 Omnibus Equity Incentive Plan (the "2018 Plan"). Effective November 9, 2018, the 2018 Plan had been approved by the Board of Directors, subject to stockholder approval of the 2018 Plan. The total number of shares of common stock reserved under the 2018 Plan is 3.5 million. Stock options granted under the 2018 Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, or restricted stock and determined at the discretion of the Board of Directors.

Vesting of service awards will be determined by the Board of Directors and stated in the award agreements. In general, vesting will occur ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards will occur when the performance criteria has been satisfied. The Company uses historical data to estimate forfeiture rates. The 2018 Plan has a term of ten (10) years and expires by its terms on November 9, 2028.

In addition, on December 18, 2018, the Company's stockholders, upon recommendation of the Board of Directors, also approved an amendment to the Company's 2008 Plan to allow the Company to permit a one-time option exchange program under which the Company would offer eligible employees and non-employee directors the opportunity to exchange certain outstanding options on a four-for-three basis for new stock options exercisable at a lower price under the 2018 Plan (the “Option Exchange”).

On January 22, 2019, the Company filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule TO defining the terms and conditions of the Option Exchange, whereby the Company is offering eligible employees and non-employee directors (“Eligible Option Holders”) the opportunity to exchange for new options covering a lesser number of shares of the Company's common stock (“Replacement Options”), at a ratio of four-for-three (the “Exchange Ratio”), any options issued by iBio prior to January 22, 2019 that are outstanding under its 2008 Plan that have an exercise price greater than the closing price per share of iBio’s common stock on the NYSE American on the grant date of the Replacement Options (“Eligible Exchange Options”), so that for each four shares of common stock subject to an Eligible Exchange Option, the option holder will receive a Replacement Option to purchase three shares under the 2018 Plan. The Company will grant the Replacement Options on the date on which the Company cancels the options accepted for exchange, which will be on the completion date of the tender offer (the “Replacement Option Grant Date”). The Replacement Options issued under the new plan will vest one year after the date of grant.

The Replacement Options:

•	will have a per-share exercise price equal to the closing price per share of the Company’s common stock on the date of grant. The exercise price for the Replacement Options will be set on the grant date of the Replacement Options;

•	will have a five-year term beginning with the date of grant and will vest one year after the date of grant. Generally, the Underwater Options have been scheduled to vest over four years following the recipient’s employment start date or the date of grant. As of November 19, 2018, approximately 91% of the shares covered by the Underwater Options already were vested. All other terms and conditions of the new stock options will generally be consistent with the terms and conditions of iBio’s standard time-vesting stock option grants;

•

will be of the same type of options as the surrendered options. Eligible Option Holders holding nonqualified stock options will receive Replacement Options in the form of nonqualified stock options and Eligible Option Holders holding incentive stock options will receive Replacement Options in the form of incentive stock options; and

•	will have the terms and be subject to the conditions as provided for in the 2018 Plan and option award agreement.

The Company has reserved 1,311,332 shares of common stock for the Option Exchange.

No stock options were issued during Fiscal 2019.

The following table summarizes all stock option activity during Fiscal 2019:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2018	1,364,583	$12.01	4.9	$-
Forfeited/expired	(53,251)	10.51
Outstanding as of December 31, 2018	1,311,332	$12.07	4.4	$-
Vested and, as of December 31, 2018, expected to vest	1,310,081	$12.08	4.4	$-

Exercisable as of December 31, 2018	1,235,822	$12.52	4.1	$-

The following table summarizes information about options outstanding and exercisable at December 31, 2018:

	Options Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Exercise prices:
$1.70 - $3.01	71,000	0.5	$2.01	68,166
$3.10 - $4.90	249,998	6.7	4.09	184,656
$5.00 - $7.70	206,334	3.4	5.84	203,000
$8.40 - $13.80	257,000	4.2	10.42	257,000
$14.00 - $22.50	423,000	4.7	17.97	419,000
$26.90 - $30.70	104,000	2.0	30.63	104,000
	1,311,332	4.4	$12.07	1,235,822

The total fair value of stock options that vested during Fiscal 2019 and Fiscal 2018 was approximately $694,000 and $896,000, respectively. As of December 31, 2018, there was approximately $212,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 1.1 years.

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.75 as of December 31, 2018 and $0.90 as of July 1, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.

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

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CDMO a 34-year sublease of a Class A life sciences building in Bryan, Texas, located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at December 31, 2018 and June 30, 2018 due to the Second Eastern Affiliate amounted to $651,000 and $789,000, respectively. General and administrative expenses related to Second Eastern Affiliate were approximately $304,000 and $158,000 for the three months ended December 31, 2018 and 2017, respectively, and $542,000 and $342,000 for the six months ended December 31, 2018 and 2017, respectively. Interest expense related to the Second Eastern Affiliate was approximately $476,000 and $479,000 for the three months ended December 31, 2018 and 2017, respectively, and $952,000 and $959,000 for the six months ended December 31, 2018 and 2017, respectively. The terms of the Sublease are described in Note 8.

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

The Company recorded no income tax expense for the three months ended December 31, 2018 and 2017 because the estimated annual effective tax rate was zero. As of December 31, 2018, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

The base rent is subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The Company incurred rent expense of $54,000 and $0 for the three months ended December 31, 2018 and 2017, respectively, and $66,000 and $15,000 for the six months ended December 31, 2018 and 2017, respectively, related to the increases in the CPI.

Lawsuits

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case–the scope of iBio’s ownership of the technology developed or held by Fraunhofer–before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. Fraunhofer filed an answer and counterclaims in March 2017, but in May 2017, Fraunhofer obtained new counsel, and with iBio’s agreement (as a matter of procedure), filed an amended answer and amended counterclaims in July 2017.  The Company replied to those counterclaims on August 9, 2017. In November 2017, the Company engaged new counsel to further lead its litigation efforts, and on November 3, 2017, the Company filed a separate Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer (the “Second Complaint”). The Second Complaint follows iBio’s pending litigation filed in March 2015, described above, against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer. On December 14, 2018, the Delaware Chancery Court dismissed the Second Complaint filed against Fraunhofer-Gesellschaft, the European unit of Fraunhofer, as untimely filed. The dismissal of the Second Complaint has no effect on the action against the U.S. unit of Fraunhofer.

The Company and Fraunhofer have continued to proceed with discovery. The Company is unable to predict the further outcome of this action at this time.

15.	Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended December 31, 2018 and 2017, employer contributions made to the Plan totaled approximately $31,000 and $0, respectively, and $64,000 and $0 for the six months ended December 31, 2018 and 2017, respectively.

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

Three Months Ended December 31, 2018 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues – external customers	$651	$-	$-	$651
Revenues – intersegment	400	696	(1,096)	-
Research and development	1,541	535	(803)	1,273
General and administrative	1,202	2,483	(292)	3,393
Operating loss	(1,692)	(2,323)	-	(4,015)
Interest expense	-	(476)	-	(476)
Interest and other income	17	4	-	21
Consolidated net loss	(1,675)	(2,795)	-	(4,470)
Total assets	40,770	12,676	(13,143)	40,303
Fixed assets, net	3	24,809	-	24,812
Intangible assets, net	1,498	-	-	1,498
Depreciation expense	-	364	-	364
Amortization of intangible assets	68	-	-	68

Three Months Ended December 31, 2017 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues – external customers	$153	$-	$-	$153
Revenues – intersegment	330	96	(426)	-
Research and development	676	482	(165)	993
General and administrative	1,221	1,694	(328)	2,587
Operating loss	(1,414)	(2,013)	-	(3,427)
Interest expense	-	(479)	-	(479)
Interest and other income	4	2	-	6
Consolidated net loss	(1,410)	(2,490)	-	(3,900)
Total assets	21,563	26,002	(12,725)	34,840
Fixed assets, net	7	25,282	-	25,289
Intangible assets, net	1,702	-	-	1,702
Depreciation expense	-	341	-	341
Amortization of intangible assets	84	-	-	84

Six Months Ended December 31, 2018 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues – external customers	$696	$-	$-	$696
Revenues – intersegment	764	753	(1,517)	-
Research and development	2,099	1,122	(824)	2,397
General and administrative	2,239	4,717	(692)	6,264
Operating loss	(2,878)	(5,087)	-	(7,965)
Interest expense	-	(952)	-	(952)
Interest and other income	40	8	-	48
Consolidated net loss	(2,838)	(6,031)	-	(8,869)
Total assets	40,770	12,676	(13,143)	40,303
Fixed assets, net	3	24,809	-	24,812
Intangible assets, net	1,498	-	-	1,498
Depreciation expense	1	723	-	724
Amortization of intangible assets	151	-	-	151

Six Months Ended December 31, 2017 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$237	$38	$-	$275
Revenues – intersegment	631	306	(937)	-
Research and development	1,294	966	(282)	1,978
General and administrative	2,320	3,392	(627)	5,085
Operating loss	(2,746)	(4,042)	-	(6,788)
Interest expense	-	(959)	-	(959)
Interest and other income	16	4	-	20
Consolidated net loss	(2,730)	(4,997)	-	(7,727)
Total assets	21,563	26,002	(12,725)	34,840
Fixed assets, net	7	25,282	-	25,289
Intangible assets, net	1,702	-	-	1,702
Depreciation expense	1	678	-	679
Amortization of intangible assets	169	-	-	169

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

On May 23, 2018, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten (1:10) shares of the Company's common stock. As a result of the reverse stock split, every ten (10) shares of the Company's common stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options. The reverse stock split did not affect the par value of the Company’s common stock or the shares of common stock the Company is authorized to issue under its Certificate of Incorporation, as amended. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. The effective date of the reverse stock split was June 8, 2018. On July 5, 2018, the Company received a letter from NYSE American informing the Company that it has resolved the deficiency with respect to low selling price, described in Section 1003(f)(v) of the Company guide and was back in compliance. On January 31, 2019, the closing price of the Company’s common stock was $0.87.

On June 6, 2018, the Company received notification from the NYSE American that it was not in compliance with the continued listing standards as set forth in Section 1003(a)(iii) of the NYSE American’s Company Guide that, which applies if a listed company has stockholders’ equity of less than $6,000,000 and has sustained losses from continuing losses and/or net losses in its five most recent fiscal years. NYSE American indicated that a review of the Company showed that it was below compliance with Section 1003(a)(iii) since it reported stockholders’ equity of $4.2 million as of March 31, 2018 and net losses in its five most recent fiscal years.

In order to maintain its listing, the Company submitted a plan for compliance addressing how it intended to regain compliance with Section 1003(a)(iii) of the Company Guide by December 6, 2019.  On August 16, 2018, the Company received notice from NYSE American that NYSE Regulation had accepted the Company’s July 16, 2018 plan and granted a plan period through December 6, 2019, subject to periodic review by the Exchange, including quarterly monitoring, for compliance with the initiatives outlined in the plan. If the Company was not in compliance with the continued listing standards by December 6, 2019, or if the Company did not make progress consistent with the plan during the plan period, NYSE Regulation staff could initiate delisting proceedings as appropriate. On December 20, 2018, the Company was formally notified by the NYSE American that the Company has regained compliance with all of the NYSE American continued listing standards set forth in Part 10 of the NYSE American Company Guide (the “Company Guide”). Specifically, the Company was informed that it has resolved the continued listing deficiency with respect to Section 1003(a)(iii) of the Company Guide referenced in the Exchange’s letter dated June 6, 2018.

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

Overview

We are a biotechnology company focused on using our proprietary technologies and production facilities to provide product development and manufacturing services to clients, collaborators and third-party customers as well as developing and commercializing our own product candidates. Our assets and capabilities include proprietary and transformative methods for the development, improvement, and production of biologics using hydroponically grown, transiently-transfected green plants for recombinant protein production. We provide contract development and manufacturing services to clients from the early stages of product selection through regulatory approval and commercial product launch – from lab to launch.

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

We accomplished the first part of our new business plan through the acquisition of control of the large manufacturing facility that is now controlled and operated by our subsidiary, iBio CDMO, under a capital lease. The facility includes laboratory and pilot-scale operations and large-scale automated hydroponic systems capable of growing over four million plants as "in process inventory" and delivering over 300 kilograms of therapeutic protein active pharmaceutical ingredient per year. The facility capacity for large scale manufacturing can also be doubled by adding additional plant growth equipment in a space already available for that purpose.

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

In addition to the generation of revenue from services through iBio CDMO, a second goal of our new business model is through partnering and out-licensing of our new technologies, to create opportunities for iBio to share in the successful development and commercialization of selected product candidates by our collaborators and licensees as well as advance our own product candidates. We expect to accomplish this objective through both investments we make to acquire or develop our own proprietary product candidates and also by participating with select customers and collaborators in the value created through the development and manufacture of their product candidates. iBio itself is a client of iBio CDMO for further IND advancement of its proprietary products beginning with IBIO-CFB03 for the treatment of a range of fibrotic diseases.

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

Results of Operations - Comparison of Three Months ended December 31, 2018 (“Fiscal 2019”) versus December 31, 2017 (“Fiscal 2018”)

Revenue

Gross revenue for the three months ended December 31, 2018 and 2017 were approximately $651,000 and $153,000 respectively, an increase of approximately $498,000. The increase is primarily attributable to the establishment of a strategic relationship with CC-Pharming Ltd. of Beijing, China ("CC-Pharming") for the joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. The first product focus selected pursuant to the Master Joint Development Agreement executed between iBio and CC-Pharming is a therapeutic antibody. During the quarter ended September 30, 2018, iBio received prepayments of $2.9 million, $626,000 of which was recognized as revenue in the quarter ended December 31, 2018.

Research and development expenses

Research and development expenses for the three months ended December 2018 and 2017 were $1,273,000 and $993,000, respectively, an increase of approximately $280,000, primarily related to an increase in research and development personnel costs at iBio CDMO as well as an increase in third party research and development costs.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2018 and 2017 were approximately $3,393,000 and $2,587,000, respectively, an increase of $806,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase resulted primarily from an increase in maintenance and facility repair costs, percentage rent, consulting costs associated with marketing and business development, and third-party recruiting costs.

Other Income (Expense)

Other income (expense) for the three months ended December 31, 2018 and 2017 were approximately ($455,000) and ($473,000), respectively.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease with the Second Eastern Affiliate. Such sublease is treated as a capital lease. For the three months ended December 31, 2018, other income (expense) included interest expense of approximately $476,000 incurred under the capital lease offset by interest and royalty income of approximately $21,000. For the three months ended December 31, 2017, other income (expense) included interest expense of approximately $479,000 incurred under the capital lease offset by interest and royalty income of approximately $6,000.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate for the three months ended December 31, 2018 and 2017.

Results of Operations - Comparison of Six Months ended December 31, 2018 (“Fiscal 2019”) versus December 31, 2017 (“Fiscal 2018”)

Revenue

Gross revenue for the six months ended December 31, 2018 and 2017 were approximately $696,000 and $275,000 respectively, an increase of approximately $421,000. The increase is primarily attributable to the establishment of the strategic relationship with CC-Pharming as discussed above. During the quarter ended September 30, 2018, iBio received prepayments of $2.9 million, $626,000 of which was recognized as revenue in the quarter ended December 31, 2018.

Research and development expenses

Research and development expenses for the six months ended December 2018 and 2017 were $2,397,000 and $1,978,000, respectively, an increase of approximately $419,000, primarily related to an increase in research and development personnel costs at iBio CDMO as well as an increase in third party research and development costs.

General and administrative expenses

General and administrative expenses for the six months ended December 31, 2018 and 2017 were approximately $6,264,000 and $5,085,000, respectively, an increase of $1,179,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase resulted primarily from an increase in maintenance and facility repair costs, percentage rent, consulting costs associated with marketing and business development, and third-party recruiting costs.

Other Income (Expense)

Other income (expense) for the six months ended December 31, 2018 and 2017 were approximately ($904,000) and ($939,000), respectively.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease with the Second Eastern Affiliate. Such sublease is treated as a capital lease. For the six months ended December 31, 2018, other income (expense) included interest expense of approximately $952,000 incurred under the capital lease offset by interest and royalty income of approximately $48,000. For the six months ended December 31, 2017, other income (expense) included interest expense of approximately $959,000 incurred under the capital lease offset by interest and royalty income of approximately $20,000.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate for the six months ended December 31, 2018 and 2017.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $13.4 million as compared to $15.9 million as of June 30, 2018.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $5,448,000 for the six months ended December 31, 2018. The decrease in cash was attributable to funding our net loss for the period offset by an increase in contract liabilities related to the CC-Pharming engagement and other deferred revenue amounts.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $678,000 for the six months ended December 31, 2018. Cash used in investing activities was attributable to the additions of intangible assets of $30,000 and fixed assets attributable to iBio CDMO of $648,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3,553,000 for the six months ended December 31, 2018, which represented (1) the proceeds from the sale of 1,500,000 shares of our common stock to A.G.P./Alliance Global Partners (“Alliance”) for an aggregate purchase price of $1,350,000 less underwriting costs and discounts of $159,000 (see discussion below); (2) the proceeds from a capital contribution from the Eastern Affiliate of $2,459,000 for working capital purposes; and, (3) offset against the principal payments on our capital lease obligation of $97,000.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma, Inc. in August 2008. As of December 31, 2018, our accumulated deficit was approximately $97.1 million, and we used approximately $5.4 million of cash for operating activities for Fiscal 2019. As of December 31, 2018, cash on hand is approximately $13.4 million which is expected to support the Company’s activities through November 30, 2019.

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

Despite any further proceeds we may receive pursuant to the Lincoln Park Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond December 31, 2019.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2018, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2018 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2018. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits

On March 17, 2015, we filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with us. On September 16, 2015, we voluntarily dismissed our action against Yusibov, without prejudice, and thereafter on September 29, 2015, we filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with us and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case–the scope of iBio’s ownership of the technology developed or held by Fraunhofer–before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. Fraunhofer filed an answer and counterclaims in March 2017, but in May 2017, Fraunhofer obtained new counsel, and with iBio’s agreement (as a matter of procedure), filed an amended answer and amended counterclaims in July 2017.  We replied to those counterclaims on August 9, 2017. In November 2017, we engaged new counsel to further lead our litigation efforts, and on November 3, 2017, we filed a Verified Complaint (the “Second Complaint”) in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer. The Second Complaint followed our pending litigation filed in March 2015, described in Note 14, against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer. On December 14, 2018, the Second Complaint was dismissed by the Delaware Chancery Court as untimely filed, the dismissal of which has no effect on the action against Fraunhofer USA, Inc. The parties have continued to proceed with written discovery and we are unable to predict the further outcome of this action at this time.

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

iBio, Inc.
(Registrant)

Date: February 13, 2019	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman
(Principal Executive Officer)

Date: February 13, 2019	/s/ James P. Mullaney
James P. Mullaney
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)