Form 10-Q
period 2019-03-31
iBio, Inc.
filed 2019-05-10
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company'' in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock	IBIO	NYSE American

Shares of Common Stock outstanding as of May 09, 2019:   19,702,458

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	March 31, 2019	June 30, 2018
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$9,037	$15,934
Accounts receivable - trade	117	75
Prepaid expenses and other current assets	432	276
Total Current Assets	9,586	16,285

Fixed assets, net of accumulated depreciation	24,641	25,152
Intangible assets, net of accumulated amortization	1,423	1,620
Security deposits	24	26
Total Assets	$35,674	$43,083

Liabilities and Equity
Current liabilities:
Accounts payable (related party of $74 and $189 as of March 31, 2019 and June 30, 2018, respectively)	$722	$790
Accrued expenses (related party of $764 and $789 as of March 31, 2019 and June 30, 2018, respectively)	1,074	1,048
Capital lease obligation – current portion	209	197
Contract liabilities	2,041	-
Total Current Liabilities	4,046	2,035

Capital lease obligation - net of current portion	24,726	24,884

Total Liabilities	28,772	26,919

Commitments and Contingencies

Equity:
iBio, Inc. Stockholders’ Equity:
Preferred stock – no par value; 1,000,000 shares authorized; iBio CMO Preferred Tracking Stock; 1 share authorized, issued and outstanding as of both March 31, 2019 and June 30, 2018	-	-
Series A Convertible Preferred Stock - $1,000 stated value; 6,300 shares authorized; 4,482 and 6,210 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	-	-
Series B Convertible Preferred Stock - $1,000 stated value; 5,785 shares authorized; 5,785 shares issued and outstanding as of both March 31, 2019 and June 30, 2018	-	-
Common stock - $0.001 par value; 275,000,000 shares authorized; 19,602,458 and 16,040,126 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	20	16
Additional paid-in capital	108,236	104,408
Accumulated other comprehensive loss	(31)	(30)
Accumulated deficit	(101,318)	(88,228)
Total iBio, Inc. Stockholders’ Equity	6,907	16,166
Noncontrolling interest	(5)	(2)
Total Equity	6,902	16,164
Total Liabilities and Equity	$35,674	$43,083

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018	2019	2018

Revenues	$527	$78	$1,223	$353

Operating expenses:
Research and development (related party of $217, $227, $761 and $600), net of grant income of $0, $0, $37 and $44	1,453	966	3,850	2,944
General and administrative (related party of $288, $186, $860 and $573)	2,844	2,605	9,108	7,690
Total operating expenses	4,297	3,571	12,958	10,634

Operating loss	(3,770)	(3,493)	(11,735)	(10,281)

Other income (expense):
Interest expense (related party of $474, $478, $1,426 and $1,437)	(474)	(478)	(1,426)	(1,437)
Interest income	20	4	64	13
Royalty income	-	4	4	15

Total other income (expense)	(454)	(470)	(1,358)	(1,409)

Consolidated net loss	(4,224)	(3,963)	(13,093)	(11,690)
Net loss attributable to noncontrolling interest	1	1	3	3
Net loss attributable to iBio, Inc.	(4,223)	(3,962)	(13,090)	(11,687)
Preferred stock dividends	(64)	(64)	(195)	(195)
Net loss available to iBio, Inc.	$(4,287)	$(4,026)	$(13,285)	$(11,882)

Comprehensive loss:
Consolidated net loss	$(4,224)	$(3,963)	$(13,093)	$(11,690)
Other comprehensive income - foreign currency translation adjustments	-	-	-	-

Comprehensive loss	$(4,224)	$(3,963)	$(13,093)	$(11,690)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.22)	$(0.35)	$(0.71)	$(1.16)

Weighted-average common shares outstanding - basic and diluted	19,224	11,545	18,597	10,247

Share and per share data for the three and nine months ended March 31, 2018 have been adjusted to reflect the one-for-ten reverse stock split effective June 8, 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited; In thousands)

Nine Months Ended March 31, 2019

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2018	12	$-	16,040	$16	$104,408	$(30)	$(88,228)	$(2)	$16,164

Sale of common stock	-	-	1,500	1	1,349	-	-	-	1,350

Costs to raise capital	-	-	-	-	(159)	-	-	-	(159)

Conversion of preferred stock to common stock	(1)	-	797	1	(1)	-	-	-	-

Share-based compensation	-	-	-	-	73	-	-	-	73

Foreign currency translation adjustment	-	-	-	-	-	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	(4,398)	(1)	(4,399)

Balance as of September 30, 2018	11	-	18,337	18	105,670	(31)	(92,626)	(3)	13,028

Additional paid-in capital – capital contribution	-	-	-	-	2,459	-	-	-	2,459

Conversion of preferred stock to common stock	-	-	500	1	(1)	-	-	-	-

Share-based compensation	-	-	-	-	60	-	-	-	60

Foreign currency translation adjustment	-	-	-	-	-	1	-	-	1

Net loss	-	-	-	-	-	-	(4,469)	(1)	(4,470)

Balance as of December 31, 2018	11	-	18,837	19	108,188	(30)	(97,095)	(4)	11,078

Conversion of preferred stock to common stock	(1)	-	623	1	(1)	-	-	-	-

Issuance of common stock to underwriters	-	-	142	-	-	-	-	-	-

Share-based compensation	-	-	-	-	49	-	-	-	49

Foreign currency translation adjustment	-	-	-	-	-	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	(4,223)	(1)	(4,224)

Balance as of March 31, 2019	10	$-	19,602	$20	$108,236	$(31)	$(101,318)	$(5)	$6,902

Nine Months Ended March 31, 2018

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2017	-	$-	8,912	$9	$81,057	$(29)	$(72,123)	$1	$8,915

Sale of common stock	-	-	250	-	1,000	-	-	-	1,000

Commitment fee for issuance of common stock	-	-	120	-	-	-	-	-	-

Share-based compensation	-	-	-	-	205	-	-	-	205

Net loss	-	-	-	-	-	-	(3,826)	(1)	(3,827)

Balance as of September 30, 2017	-	-	9,282	9	82,262	(29)	(75,949)	-	6,293

Sale of common stock	-	-	2,250	2	4,498	-	-	-	4,500

Costs to raise capital	-	-			(321)				(321)

Additional paid-in capital – preferred stock	-	-	-	-	1,050	-	-	-	1,050

Share-based compensation	-	-	-	-	189	-	-	-	189

Net loss	-	-	-	-	-	-	(3,899)	(1)	(3,900)

Balance as of December 31, 2017	-	-	11,532	11	87,678	(29)	(79,848)	(1)	7,811

Sale of common stock	-	-	60	-	121	-	-	-	121

Share-based compensation	-	-	-	-	183	-	-	-	183

Net loss	-	-	-	-	-	-	(3,962)	(1)	(3,963)

Balance as of March 31, 2018	-	$-	11,592	$11	$87,982	$(29)	$(83,810)	$(2)	$4,152

Share and per share data have been adjusted for the nine months ended March 31, 2018 presented to reflect the one-for-ten reverse stock split effective June 8, 2018.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Nine Months Ended
	March 31,
	2019	2018

Cash flows from operating activities:
Consolidated net loss	$(13,093)	$(11,690)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	182	577
Amortization of intangible assets	243	256
Depreciation	1,065	1,020
Write-off of fixed assets	179	-
Changes in operating assets and liabilities:
Accounts receivable – trade	(42)	(6)
Work in process	-	26
Prepaid expenses and other current assets	(156)	(123)
Security deposits	1	-
Accounts payable	(29)	102
Accrued expenses	26	(178)
Contract liabilities	2,041	(89)

Net cash used in operating activities	(9,583)	(10,105)

Cash flows from investing activities:
Additions to intangible assets	(41)	(85)
Purchases of fixed assets	(776)	(712)

Net cash used in investing activities	(817)	(797)

Cash flows from financing activities:
Proceeds from sale of common stock	1,350	5,621
Costs to raise capital	(159)	(321)
Proceeds from capital contribution	2,459	-
Proceeds from additional paid-in capital – preferred stock	-	1,050
Payment of capital lease obligation	(147)	(136)

Net cash provided by financing activities	3,503	6,214

Effect of exchange rate changes	-	(2)

Net decrease in cash	(6,897)	(4,690)
Cash - beginning of period	15,934	8,088
Cash - end of period	$9,037	$3,398

Schedule of non-cash activities:

Unpaid intangible assets included in accounts payable	$6	$42
Intangible assets included in accounts payable in prior period, paid in current period	$2	$7
Fixed assets included in accounts payable in prior period, paid in current period	$85	$87
Conversion of preferred stock shares into common stock shares	$2	$-
Unpaid fixed assets included in accounts payable	$42	$141

Supplemental cash flow information:
Cash paid during the period for interest	$1,428	$1,439

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

iBio CDMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a 139,000-square foot Class A life sciences building located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CDMO a 34-year capital lease for the facility as well as certain equipment (see Note 8). iBio CDMO commenced commercial operations in January 2016. iBio CDMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third-party products and related services; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases and/or other proprietary iBio products; and (3) Commercial technology transfer services including facility design, as needed.

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

Reverse Stock Split

On May 23, 2018, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten (1:10) shares of the Company's Common Stock. The reverse stock split was effective as of June 8, 2018. All share and per share amounts of the Company’s common stock presented for the three and nine months ended March 31, 2018 have been retroactively adjusted to reflect the one-for-ten reverse stock split. See Note 9 for more information.

Going Concern

Since its spin-off from Integrated BioPharma, Inc. in August 2008, the Company has incurred significant losses and negative cash flows from operations. As of March 31, 2019, the Company’s accumulated deficit was $101.3 million. For the nine months ended March 31, 2019, the Company’s net loss was approximately $13.1 million and it had cash used in operating activities of $9.6 million. As of March 31, 2019, cash on hand is approximately $9.0 million which is expected to support the Company's activities until at least October 31, 2019.

The Company has historically financed its activities through the sale of common stock and warrants. Through March 31, 2019, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies and the development of a proprietary therapeutic product against fibrosis based upon those technologies, advancing its intellectual property, the build-out and recommissioning of its CDMO facility, and general and administrative activities.

The Company is focused on using its proprietary technologies and production facilities to provide product development and manufacturing services to clients, collaborators and third-party customers as well as developing and commercializing our own product candidates. As such, the Company may continue to incur significant expenses and operating losses for at least the next year.

As of March 31, 2019, the Company has not completed development of or commercialized any vaccine or therapeutic product candidates.

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

In addition, in June 2018, iBio established a strategic commercial relationship with CC-Pharming Ltd. of Beijing, China (“CC-Pharming”) for the joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. The first product focus selected pursuant to the Master Joint Development Agreement executed between iBio and CC-Pharming is a therapeutic antibody. During the quarter ending September 30, 2018, iBio received prepayments of approximately $2.9 million from CC-Pharming which it recorded as a contract liability on its balance sheet. During the quarter ended March 31, 2019, the Company recognized approximately $467,000 of the contract liability amounts related to CC-Pharming as revenue.

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

Foreign Currency

The Company accounts for foreign currency translation pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three and nine months ended March 31, 2019 and 2018, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

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

Revenue Recognition

Effective July 1, 2018, the Company adopted Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") and other associated standards. Under the new standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. The Company evaluated the new guidance and its adoption did not have a significant impact on the Company’s financial statements and a cumulative effect adjustment under the modified retrospective method of adoption was not necessary. There is no change to the Company’s accounting policies. Prior to the adoption of ASU 2014-09, the Company recognized revenue when persuasive evidence of an arrangement existed, delivery occurred, the fee was fixed or determinable, and collectability was reasonably assured. Contract liabilities represent billings to a customer to whom the services have not yet been provided.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. Grant income amounted to $0 for both the three months ended March 31, 2019 and 2018, and approximately $37,000 and $44,000 for the nine months ended March 31, 2019 and 2018, respectively.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both March 31, 2019 and June 30, 2018, contract assets were $0.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. Work in process equaled $0 at both March 31, 2019 and June 30, 2018.

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

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the nine months ended March 31, 2019 and 2018.

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

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable and accounts payable in the Company’s condensed consolidated balance sheets approximated their fair values as of March 31, 2019 and June 30, 2018 due to their short-term nature. The carrying value of the capital lease obligation approximated its fair value as of March 31, 2019 and June 30, 2018 as the interest rate used to discount the lease payments approximated market.

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

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	March 31, 2019	June 30, 2018
Facility under capital lease	$20,000	$20,000
Equipment under capital lease	6,000	6,000
Facility improvements	1,070	982
Construction in process	416	-
Medical equipment	1,260	1,038
Office equipment and software	231	404
	28,977	28,424
Accumulated depreciation – assets under capital lease	(3,914)	(3,027)
Accumulated depreciation – other	(422)	(245)
	(4,336)	(3,272)
Net fixed assets	$24,641	$25,152

Depreciation expense was approximately $341,000 for both the three months ended March 31, 2019 and 2018, and approximately $1,065,000 and $1,020,000 for the nine months ended March 31, 2019 and 2018, respectively. Depreciation of the assets under the capital lease amounted to approximately $276,000 and $306,000 for the three months ended March 31, 2019 and 2018, respectively, and approximately $887,000 and $917,000 for the nine months ended March 31, 2019 and 2018, respectively.

In addition, $179,000 of fixed assets were written off during the quarter ended December 31, 2018 related to items previously capitalized that have subsequently been removed from service.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the nine months ending March 31, 2019 (“Fiscal 2019”) and 2018 (“Fiscal 2018”).

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	March 31, 2019	June 30, 2018
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,530	2,484
	5,630	5,584
Intellectual property – accumulated amortization	(2,360)	(2,243)
Patents – accumulated amortization	(1,847)	(1,721)
	(4,207)	(3,964)
Net intangible assets	$1,423	$1,620

Amortization expense was approximately $92,000 and $86,000 for the three months ended March 31, 2019 and 2018, respectively, and $243,000 and $256,000 for the nine months ended March 31, 2019 and 2018, respectively.

7.	Significant Vendors

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $74,000 and $189,000 at March 31, 2019 and June 30, 2018, respectively. Research and development expenses related to Novici were approximately $217,000 and $227,000 for the three months ended March 31, 2019 and 2018, respectively, and $761,000 and $600,000 for the nine months ended March 31, 2019 and 2018, respectively.

Fraunhofer

Previously, Fraunhofer had been the Company’s most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below) but expenses have decreased due to changes and a decrease in technology services performed pursuant to the agreement with Fiocruz. The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $75,000 as of both March 31, 2019 and June 30, 2018. See Note 14 – Commitments and Contingencies.

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

In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. Percentage rent amounted to $87,500 for both the three months ended March 31, 2019 and 2018, and $262,500 and $112,000 for the nine months ended March 31, 2019 and 2018, respectively.

Interest expense incurred under the capital lease obligation amounted to approximately $474,000 and $478,000 for the three months ended March 31, 2019 and 2018, respectively, and $1,426,000 and $1,437,000 for the nine months ended March 31, 2019 and 2018, respectively.

Future minimum payments under the capitalized lease obligation are due as follows:

Fiscal period ending on March 31:	Principal	Interest	Total
2019	$208,924	$1,891,076	$2,100,000
2020	225,277	1,874,723	2,100,000
2021	242,911	1,857,089	2,100,000
2022	261,924	1,838,076	2,100,000
2023	282,426	1,817,574	2,100,000
Thereafter	23,713,438	30,886,562	54,600,000

Total minimum lease payments	24,934,900	$40,165,100	$65,100,000
Less: current portion	(208,924)
Long-term portion of minimum lease obligations	$24,725,976

9.	Stockholders’ Equity

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

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of March 31, 2019, no dividends have been declared. Accrued dividends total approximately $545,000 and $350,000 at March 31, 2019 and June 30, 2018, respectively.

2.	The holders of Preferred Tracking Stock, voting separately as a class, are entitled to approve by the affirmative vote of a majority of the shares of Preferred Tracking Stock outstanding any amendment, alteration or repeal of any of the provisions of, or any other change to, the Certificate of Incorporation of the Company or the Certificate of Designation that adversely affects the rights, powers or privileges of the Preferred Tracking Stock, any increase in the number of authorized shares of Preferred Tracking Stock, the issuance or sale of any additional shares of Preferred Tracking Stock or any securities convertible into or exercisable or exchangeable for Preferred Tracking Stock, the creation or issuance of any shares of any additional class or series of capital stock unless the same ranks junior to the Preferred Tracking Stock, or the reclassification or alteration of any existing security of the Company that is junior to or pari passu with the Preferred Tracking Stock, if such reclassification or alteration would render such other security senior to the Preferred Tracking Stock.

3.	Except as required by applicable law, the holders of Preferred Tracking Stock have no other voting rights.

4.	No dividend may be declared or paid or set aside for payment or other distribution declared or made upon the Company’s common stock and no common stock may be redeemed, purchased or otherwise acquired for any consideration by the Company unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

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

Series A Convertible Preferred Stock (“Series A Preferred”)

On June 20, 2018, the Board of Directors of the Company created the Series A Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Terms of the Series A Preferred include the following:

1.	Each share of Series A Preferred is convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price of $0.90. The number of shares of common stock to be received is limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series A Preferred will not have the right to exercise any portion of its Series A Preferred if such holder, together with its affiliates, would beneficially own over 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise; provided, however, that upon 61 days’ prior notice to us, such holder may increase such limitation, provided that in no event will the limitation exceed 9.99%.

2.	Holders are entitled to dividends on shares of Series A Preferred equal (on an as-if-converted-to-common stock basis, without regard to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid or accrued on the shares of Series A Preferred.

3.	Holders have no voting rights except as defined in the certificate of designation.

4.	If at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series A Preferred will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series A Preferred (as defined).

5.	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive the same amount that a holder of common stock would receive if the Series A Preferred were fully converted (disregarding for such purposes any conversion limitations hereunder) into common stock at the conversion price of $0.90 per share. Such amounts shall be paid pari passu with all holders of common stock and the Series B Convertible Preferred Stock.

6.	The Company is required that it will at all times, reserve and keep available out of its authorized and unissued shares of common stock, for the sole purpose of issuance upon the conversion of the Series A Preferred, not less than such aggregate number of shares of the common stock as shall be issuable upon the conversion of the then outstanding shares of the Series A Preferred.

On June 26, 2018, the Company issued 6,300 shares of Series A Preferred as part of a public offering. As the market price of the Company’s common stock was $0.90 on the date of the issuance of the Series A Preferred, no beneficial conversion feature was recognized on the conversion option. As of March 31, 2019, 1,818 shares of Series A Preferred had been converted into 2,020,000 shares of common stock. See the section below entitled “Public Offering - Alliance Global Partners” for further information.

Series B Convertible Preferred Stock (“Series B Preferred”)

On June 20, 2018, the Board of Directors of the Company created the Series B Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Terms of the Series B Preferred include the following:

1.	Each share of Series B Preferred is convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price of $0.90. The number of shares of common stock to be received is limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series B Preferred will not have the right to exercise any portion of its Series B Preferred if such holder, together with its affiliates, would beneficially own over 48% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

2.	Holders are entitled to dividends on shares of Series B Preferred equal (on an as-if-converted-to-common stock basis, without regard to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid or accrued on the shares of Series B Preferred.

3.	Holders have no voting rights except as defined in the certificate of designation.

4.	If at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series B Preferred will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series B Preferred (as defined).

5.	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive the same amount that a holder of common stock would receive if the Series B Preferred were fully converted (disregarding for such purposes any conversion limitations hereunder) into common stock at the conversion price of $0.90 per share. Such amounts shall be paid pari passu with all holders of common stock and the Series A Convertible Preferred Stock.

6.	The Company is required that it will at all times, reserve and keep available out of its authorized and unissued shares of common stock, for the sole purpose of issuance upon the conversion of the Series B Preferred, not less than such aggregate number of shares of the common stock as shall be issuable upon the conversion of the then outstanding shares of the Series B Preferred.

On June 26, 2018, the Company issued 5,785 shares of Series B Preferred as part of a public offering. Since the market price of the Company’s common stock was $0.90 on the date of the issuance of the Series B Preferred, no beneficial conversion feature was recognized on the conversion option. As of March 31, 2019, no shares of Series B Preferred had been converted into shares of common stock. See the section below entitled “Public Offering - Alliance Global Partners” for further information.

Common Stock

On December 19, 2017, the Company’s stockholders approved an amendment of the Company’s certificate of incorporation increasing the number of authorized shares of its common stock to 275 million. The Company had been authorized to issue up to 175 million shares of common stock. In addition, as of March 31, 2019, the Company had reserved up to 3.5 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 12 million shares of common stock for the conversion of the Series A Preferred and Series B Preferred. No shares are reserved for the exercise of warrants.

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

As contemplated by the Lincoln Park Purchase Agreement, and so long as the closing price of the Company’s common stock exceeds $0.25 per share, then the Company may direct Lincoln Park, at its sole discretion, to purchase up to 10,000 shares of its common stock on any business day, provided that one business day has passed since the most recent purchase. The price per share for such purchases will be equal to the lower of: (i) the lowest sale price on the applicable purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of the purchase agreement). The maximum amount of shares subject to any single regular purchase increases as the Company’s share price increases, subject to a maximum of $1.0 million.

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

During March 2018, the Company sold an additional 60,000 shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement for an aggregate gross purchase price of $121,290. As such, at March 31, 2019, under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to, an additional $14,878,710 of the Company’s common stock. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s option, over the 36-month term of the agreement.

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

The Company granted a forty-five (45) day option to the Underwriter to purchase up to 2,666,666 additional shares (the “Option Shares”) of common stock. The over-allotment option may be exercised by the Underwriter as to all (at any time) or any part (from time to time) of the Option Shares.

The Company paid Alliance a discount of (i) 7% to the public offering price with respect to the common stock, Series A Preferred, and Series B Preferred purchased in the offering by investors who did not have a pre-existing relationship with the Company and (ii) 3.5% to the public offering price with respect to the common stock, Series A Preferred, and Series B Preferred purchased in the offering by certain investors who have a pre-existing relationship with the Company. In addition to the underwriting discounts, the Company issued to Alliance 131,000 shares of its common stock, equal to 2% of the aggregate shares of common stock sold in the offering to New Investors.

On July 12, 2018, 1,500,000 shares of common stock were sold to Alliance in connection with Alliance partially exercising its over-allotment option at the public offering price of $0.90 per share. The Company received gross proceeds of $1,350,000 before deducting $159,000 of underwriting discounts, commissions and other offering expenses payable by the Company.

In February 2019, the Company prepared transfer agent instructions for 131,000 shares to be issued to Alliance in connection with the June 21, 2018 Underwriting Agreement, and 11,000 shares to be issued to Aegis in connection with the November 29, 2017 Underwriting Agreement.

As of March 31, 2019, a total of 1,818 shares of Series A Preferred had been converted into 2,020,000 shares of common stock.

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

	Three Months ended March 31,		Nine Months ended March 31,
	2019	2018	2019	2018
Basic and diluted numerator:

Net loss attributable to iBio, Inc.	$(4,223)	$(3,962)	$(13,090)	$(11,687)
Preferred stock dividends	64	64	195	195
Net loss available to iBio, Inc. stockholders	$(4,287)	$(4,026)	$(13,285)	$(11,882)

Basic and diluted denominator:

Weighted-average common shares outstanding	19,224	11,545	18,597	10,247

Per share amount	$(0.22)	$(0.35)	$(0.71)	$(1.16)

In Fiscal 2019 and Fiscal 2018, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of March 31, 2019 and 2018, shares issuable which could potentially dilute future earnings were as follows:

	Three and Nine Months Ended December 31,
	2019	2018
	(in thousands)
Stock options	947	1,350
Series A Preferred	4,980	-
Series B Preferred	6,428	-
Shares excluded from the calculation of diluted loss per share	12,355	1,350

Share and per share data for Fiscal 2018 have been adjusted to reflect the one-for-ten reverse stock split effective June 8, 2018.

11.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development	$6	$12
General and administrative	43	171
Total	$49	$183

	Nine Months Ended March 31,
	2019	2018
Research and development	$22	$36
General and administrative	160	541
Total	$182	$577

Stock Options

2008 Omnibus Equity Incentive Plan (the “2008 Plan”)

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan for employees, officers, directors and external service providers. The original 2008 Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock up to an aggregate amount of 1 million shares. On December 18, 2013, the 2008 Plan was amended to increase the number of shares reserved for awards under the Plan from 1 million to 1.5 million. Stock options granted under the 2008 Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurred ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurred when the performance criteria had been satisfied. The Company used historical data to estimate forfeiture rates. The 2008 Plan had a term of ten (10) years and, as a result, the 2008 Plan expired by its terms on August 12, 2018.

iBio, Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Plan”)

On December 18, 2018, the Company's stockholders, upon recommendation of the Board of Directors on November 9, 2018, approved the 2018 Plan. The total number of shares of common stock reserved under the 2018 Plan is 3.5 million. Stock options granted under the 2018 Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, or restricted stock and determined at the discretion of the Board of Directors.

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

On January 22, 2019, the Company filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule TO defining the terms and conditions of the Option Exchange, whereby the Company was offering eligible employees and non-employee directors (“Eligible Option Holders”) the opportunity to exchange for new options covering a lesser number of shares of the Company's common stock (“Replacement Options”), at a ratio of four-for-three (the “Exchange Ratio”), any options issued by the Company prior to January 22, 2019 that were outstanding under its 2008 Plan that had an exercise price greater than the closing price per share of iBio’s common stock on the NYSE American on the grant date of the Replacement Options (“Eligible Exchange Options”), so that for each four shares of common stock subject to an Eligible Exchange Option, the option holder would receive a Replacement Option to purchase three shares under the 2018 Plan. On February 20, 2019, the completion date of the tender offer (the “Replacement Option Grant Date”), the Company canceled the options accepted for exchange and granted 874,310 Replacement Options in exchange for 1,165,750 options issued under the 2008 Plan.

The Replacement Options:

•	have a per-share exercise price of $0.93, which was equal to the closing price per share of the Company’s common stock on the Replacement Option Grant Date;

•	have a five-year term beginning on February 20, 2019 and vest one year later on February 20, 2020. Generally, the Underwater Options had been scheduled to vest over four years following the recipient’s employment start date or the date of grant. As of November 19, 2018, approximately 91% of the shares covered by the Underwater Options already were vested. All other terms and conditions of the new stock options will generally be consistent with the terms and conditions of iBio’s standard time-vesting stock option grants;

•	are of the same type of options as the surrendered options. Eligible Option Holders holding nonqualified stock options will receive Replacement Options in the form of nonqualified stock options and Eligible Option Holders holding incentive stock options will receive Replacement Options in the form of incentive stock options; and

•	have the terms and be subject to the conditions as provided for in the 2018 Plan and option award agreement.

The Company had reserved 1,311,332 shares of common stock for the Option Exchange.

No stock options were issued for the nine months ended March 31, 2019.

Effective April 1, 2019, the Company granted each member of its Board of Directors a stock option agreement under the 2018 Plan whereby each director has the option to purchase 50,000 shares of the Company's common stock at a price of $0.90 per share. The options vest over a period of 1 year and expire in 10 years.

The following table summarizes all stock option activity during Fiscal 2019:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2018	1,364,583	$12.01	4.9	$-
Issued under Option Exchange	874,310	0.93
Forfeited/expired/exchanged	(1,292,374)	12.08
Outstanding as of March 31, 2019	946,519	$1.68	4.8	$-
Vested and, as of March 31, 2019, expected to vest	937,559	$11.12	3.7	$-

Exercisable as of March 31, 2019	68,747	$11.12	3.7	$-

The following table summarizes information about options outstanding and exercisable at March 31, 2019:

	Options Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Exercise prices:
$0.93 - $2.03	874,435	4.9	$0.93	166
$2.53 - $4.40	12,750	5.4	3.91	10,914
$5.80 - $8.70	33,334	4.8	6.82	31,667
$9.30 - $26.90	22,000	2.0	17.63	22,000
$26.90 - $28.90	4,000	2.2	28.90	4,000
	946,519	4.8	$1.68	68,747

The total fair value of stock options that vested during Fiscal 2019 was approximately $46,000. As of March 31, 2019, there was approximately $163,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 0.9 years.

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.87 as of March 31, 2019 and $0.90 as of July 1, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.

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

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CDMO a 34-year sublease of a Class A life sciences building in Bryan, Texas, located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at March 31, 2019 and June 30, 2018 due to the Second Eastern Affiliate amounted to $764,000 and $789,000, respectively. General and administrative expenses related to Second Eastern Affiliate were approximately $265,000 and $163,000 for the three months ended March 31, 2019 and 2018, respectively, and $792,000 and $505,000 for the nine months ended March 31, 2019 and 2018, respectively. Interest expense related to the Second Eastern Affiliate was approximately $474,000 and $478,000 for the three months ended March 31, 2019 and 2018, respectively, and $1,426,000 and $1,437,000 for the nine months ended March 31, 2019 and 2018, respectively. The terms of the Sublease are described in Note 8.

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

The Company recorded no income tax expense for the three and nine months ended March 31, 2019 and 2018 because the estimated annual effective tax rate was zero. As of March 31, 2019, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

During FY 2019 and 2018, the Company paid UP $150,000 and $100,000, respectively.

Lease – Bryan, Texas

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas from the Second Eastern Affiliate under the Sublease. See Note 8 for more details of the Sublease.

The base rent is subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The Company incurred rent expense of $32,000 and $12,000 for the three months ended March 31, 2019 and 2018, respectively, and $98,000 and $39,000 for the nine months ended March 31, 2019 and 2018, respectively, related to the increases in the CPI.

Lawsuits

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case – the scope of iBio’s ownership of the technology developed or held by Fraunhofer – before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. Fraunhofer filed an answer and counterclaims in March 2017, but in May 2017, Fraunhofer obtained new counsel, and with iBio’s agreement (as a matter of procedure), filed an amended answer and amended counterclaims in July 2017.  The Company replied to those counterclaims on August 9, 2017. In November 2017, the Company engaged new counsel to further lead its litigation efforts, and on November 3, 2017, the Company filed a separate Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer (the “Second Complaint”). The Second Complaint follows iBio’s pending litigation filed in March 2015, described above, against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer. On December 14, 2018, the Delaware Chancery Court dismissed the Second Complaint filed against Fraunhofer-Gesellschaft, the European unit of Fraunhofer, as untimely filed. The dismissal of the Second Complaint has no effect on the action against the U.S. unit of Fraunhofer.

The Company and Fraunhofer have continued to proceed with discovery. The Company is unable to predict the further outcome of this action at this time.

15.	Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended March 31, 2019 and 2018, employer contributions made to the Plan totaled approximately $30,000 and $8,000, respectively, and $94,000 and $8,000 for the nine months ended March 31, 2019 and 2018, respectively.

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

Three Months Ended March 31, 2019 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues – external customers	$527	$-	$-	$527
Revenues – intersegment	389	463	(852)	-
Research and development	1,053	883	(483)	1,453
General and administrative	873	2,340	(369)	2,844
Operating loss	(1,010)	(2,760)	-	(3,770)
Interest expense	-	(474)	-	(474)
Interest and other income	17	3	-	20
Consolidated net loss	(993)	(3,231)	-	(4,224)
Total assets	39,713	9,572	(13,611)	35,674
Fixed assets, net	3	24,638	-	24,641
Intangible assets, net	1,423	-	-	1,423
Depreciation expense	1	340	-	341
Amortization of intangible assets	92	-	-	92

Three Months Ended March 31, 2018 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues – external customers	$78	$-	$-	$78
Revenues – intersegment	323	16	(339)	-
Research and development	576	483	(93)	966
General and administrative	966	1,885	(246)	2,605
Operating loss	(1,141)	(2,352)	-	(3,493)
Interest expense	-	(478)	-	(478)
Interest and other income	7	1	-	8
Consolidated net loss	(1,134)	(2,829)	-	(3,963)
Total assets	21,920	21,763	(12,649)	31,034
Fixed assets, net	6	25,329	-	25,335
Intangible assets, net	1,687	-	-	1,687
Depreciation expense	1	340	-	341
Amortization of intangible assets	86	-	-	86

Nine Months Ended March 31, 2019 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues – external customers	$1,223	$-	$-	$1,223
Revenues – intersegment	1,153	1,216	(2,369)	-
Research and development	3,152	2,005	(1,307)	3,850
General and administrative	3,090	7,091	(1,073)	9,108
Operating loss	(3,866)	(7,880)	-	(11,735)
Interest expense	-	(1,426)	-	(1,426)
Interest and other income	57	11	-	68
Consolidated net loss	(3,809)	(9,296)	-	(13,093)
Total assets	39,713	9,572	(13,611)	35,674
Fixed assets, net	3	24,638	-	24,641
Intangible assets, net	1,423	-	-	1,423
Depreciation expense	2	1,063	-	1,065
Amortization of intangible assets	243	-	-	243

Nine Months Ended March 31, 2018 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$316	$37	$-	$353
Revenues – intersegment	954	322	(1,276)	-
Research and development	1,870	1,449	(375)	2,944
General and administrative	3,286	5,305	(901)	7,690
Operating loss	(3,886)	(6,395)	-	(10,281)
Interest expense	-	(1,437)	-	(1,437)
Interest and other income	23	5	-	28
Consolidated net loss	(3,863)	(7,827)	-	(11,690)
Total assets	21,920	21,763	(12,649)	31,034
Fixed assets, net	6	25,329	-	25,355
Intangible assets, net	1,687	-	-	1,687
Depreciation expense	2	1,018	-	1,020
Amortization of intangible assets	256	-	-	256

17.	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On January 4, 2018, the Company received notification from the NYSE AMERICAN LLC (“NYSE American” or the “Exchange”) pursuant to Section 1003(f)(v) of the NYSE American’s Company Guide that, due to the Company’s current low selling share price, the Company’s continued listing on the NYSE American was predicated on our effecting a reverse stock split or otherwise demonstrating sustained improvement in our share price within a reasonable period of time, which the NYSE American had determined to be no later than July 5, 2018.

On April 23, 2018, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio to be determined by the Company's Board of Directors in a range not less than one-for-two (1:2) and not greater than one-for-ten (1:10).

On May 23, 2018, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten (1:10) shares of the Company's common stock. As a result of the reverse stock split, every ten (10) shares of the Company's common stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options. The reverse stock split did not affect the par value of the Company’s common stock or the shares of common stock the Company is authorized to issue under its Certificate of Incorporation, as amended. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. The effective date of the reverse stock split was June 8, 2018. On July 5, 2018, the Company received a letter from NYSE American informing the Company that it had resolved the deficiency with respect to low selling price, described in Section 1003(f)(v) of the Company guide and was back in compliance. On March 31, 2019, the closing price of the Company’s common stock was $0.87.

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

In order to maintain its listing, the Company submitted a plan for compliance addressing how it intended to regain compliance with Section 1003(a)(iii) of the Company Guide by December 6, 2019.  On August 16, 2018, the Company received notice from NYSE American that NYSE Regulation had accepted the Company’s July 16, 2018 plan and granted a plan period through December 6, 2019, subject to periodic review by the Exchange, including quarterly monitoring, for compliance with the initiatives outlined in the plan. If the Company was not in compliance with the continued listing standards by December 6, 2019, or if the Company did not make progress consistent with the plan during the plan period, NYSE Regulation staff could initiate delisting proceedings as appropriate. On December 20, 2018, the Company was formally notified by the NYSE American that the Company had regained compliance with all of the NYSE American continued listing standards set forth in Part 10 of the NYSE American Company Guide (the “Company Guide”). Specifically, the Company was informed that it had resolved the continued listing deficiency with respect to Section 1003(a)(iii) of the Company Guide referenced in the Exchange’s letter dated June 6, 2018.

The NYSE American notifications did not affect the Company’s business operations or its reporting obligations under the Securities and Exchange Commission regulations and rules and did not conflict with or cause an event of default under any of the Company’s material agreements.

18.	Subsequent Events

Director Stock Options Granted under the iBio, Inc. 2018 Omnibus Equity Incentive Plan

Effective April 1, 2019, the Company granted each member of its Board of Directors a stock option agreement under the 2018 Plan whereby each director has the option to purchase 50,000 shares of the Company's common stock at a price of $0.90 per share. The options vest over a period of 1 year and expire in 10 years.

Departure of Director and Appointment of New Director

Effective April 1, 2019, Arthur Y. Elliott, Ph.D. resigned from his position as a member of the Board of Directors of the Company. Dr. Elliott did not advise the Corporation of any disagreement with the Corporation on any matter relating to its operations, policies or practices and has been appointed as a non-voting emeritus member of the Board. Also, effective April 1, 2019, Thomas Isett was appointed as a member of the Board to serve as a Class I director. Mr. Isett’s term as a Class I director will expire at the Corporation’s 2021 annual meeting of stockholders.

Director Consulting Agreement

Effective as of May 1, 2019, the Company entered into a Statement of Work (the “May 1 2019 SOW”) pursuant to a Consulting Agreement, dated as of February 22, 2019, between the Company and i.e. Advising, LLC (the “Consultant”). Thomas Isett, a director of the Company, is the Managing Director and sole owner of i.e. Advising, LLC. The consultant has been retained by the Company as a strategy and management consultant through December 31, 2019, with services to be provided pursuant to statements of work that may be entered into between the Company and Consultant from time to time. The May 1, 2019 SOW has a term from May 1, 2019 to August 31, 2019. The engagement under the May 1, 2019 SOW is being conducted on a retainer basis for Thomas Isett, as the primary engagement resource, at a rate of $40,000 per month, and on a time and materials basis for all other engagement resources provided by Consultant, which are billable at the rate of $85.00 to $450 per hour.

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

Results of Operations - Comparison of Three Months ended March 31, 2019 (“Fiscal 2019”) versus March 31, 2018 (“Fiscal 2018”)

Revenue

Gross revenue for the Fiscal 2019 and Fiscal 2018 were approximately $527,000 and $78,000 respectively, an increase of approximately $449,000. The increase is primarily attributable to the establishment of a strategic relationship with CC-Pharming Ltd. of Beijing, China ("CC-Pharming") for the joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. The first product focus selected pursuant to the Master Joint Development Agreement executed between iBio and CC-Pharming is a therapeutic antibody. During the quarter ended September 30, 2018, iBio received prepayments of $2.9 million, $466,000 of which was recognized as revenue in the quarter ended March 31, 2019.

Research and development expenses

Research and development expenses for Fiscal 2019 and Fiscal 2018 were $1,453,000 and $966,000, respectively, an increase of approximately $487,000, primarily related to an increase in research and development personnel costs at iBio CDMO as well as an increase in third party research and development costs.

General and administrative expenses

General and administrative expenses for Fiscal 2019 and Fiscal 2018 were approximately $2,844,000 and $2,605,000, respectively, an increase of $239,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase resulted primarily from an increase in facility maintenance and repair costs and professional fees.

Other Income (Expense)

Other income (expense) for Fiscal 2019 and Fiscal 2018 were approximately ($454,000) and ($470,000), respectively.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease with the Second Eastern Affiliate. Such sublease is treated as a capital lease. For Fiscal 2019, other income (expense) included interest expense of approximately $474,000 incurred under the capital lease offset by interest and royalty income of approximately $20,000. For Fiscal 2018, other income (expense) included interest expense of approximately $478,000 incurred under the capital lease offset by interest and royalty income of approximately $8,000.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate for three months ended March 31, 2019 and 2018.

Results of Operations - Comparison of Nine Months ended March 31, 2019 (“Fiscal 2019”) versus March 31, 2018 (“Fiscal 2018”)

Revenue

Gross revenue for Fiscal 2019 and Fiscal 2018 were approximately $1,223,000 and $353,000, respectively, an increase of approximately $870,000. The increase is primarily attributable to the establishment of the strategic relationship with CC-Pharming as discussed above. During the quarter ended September 30, 2018, iBio received prepayments of $2.9 million, $1,092,000 of which was recognized as revenue in Fiscal 2019. This was offset by an increase in approximately $184,000 in other third-party revenue earned during the nine months ended March 31, 2018.

Research and development expenses

Research and development expenses for Fiscal 2019 and Fiscal 2018 were $3,850,000 and $2,944,000, respectively, an increase of approximately $906,000, primarily related to an increase in research and development personnel costs at iBio CDMO as well as an increase in third-party research and development costs.

General and administrative expenses

General and administrative expenses for Fiscal 2019 and Fiscal 2018 were approximately $9,108,000 and $7,690,000, respectively, an increase of $1,418,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase resulted primarily from an increase in facility maintenance and repair costs, percentage rent, consulting costs associated with marketing and business development, and third-party recruiting costs.

Other Income (Expense)

Other income (expense) for Fiscal 2019 and Fiscal 2018 were approximately ($1,358,000) and ($1,409,000), respectively.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease with the Second Eastern Affiliate. Such sublease is treated as a capital lease. For Fiscal 2019, other income (expense) included interest expense of approximately $1,426,000 incurred under the capital lease offset by interest and royalty income of approximately $68,000. For Fiscal 2018, other income (expense) included interest expense of approximately $1,437,000 incurred under the capital lease offset by interest and royalty income of approximately $28,000.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate for Fiscal 2019 and Fiscal 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $9.0 million as compared to $15.9 million as of June 30, 2018.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $9,583,000 for the nine months ended March 31, 2019. The decrease in cash was attributable to funding our net loss for the period offset by an increase in contract liabilities related to the CC-Pharming engagement and other deferred revenue amounts.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $817,000 for the nine months ended March 31, 2019. Cash used in investing activities was attributable to the additions of intangible assets of $41,000 and fixed assets attributable to iBio CDMO of $776,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3,503,000 for the nine months ended March 31, 2019, which represented (1) the proceeds from the sale of 1,500,000 shares of our common stock to A.G.P./Alliance Global Partners (“Alliance”) for an aggregate purchase price of $1,350,000 less underwriting costs and discounts of $159,000 (see discussion below); (2) the proceeds from a capital contribution from the Eastern Affiliate of $2,459,000 for working capital purposes; and (3) offset against the principal payments on our capital lease obligation of $147,000.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma, Inc. in August 2008. As of March 31, 2019, our accumulated deficit was approximately $101.3 million, and we used approximately $9.6 million of cash for operating activities for Fiscal 2019. As of March 31, 2019, cash on hand is approximately $9.0 million which is expected to support the Company’s activities through October 31, 2019.

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

Despite any further proceeds we may receive pursuant to the Lincoln Park Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond March 31, 2020.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2019, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2019 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

•	Valuation of intellectual property;

•	Revenue recognition;

•	Legal and contractual contingencies;

•	Research and development expenses; and

•	Share-based compensation expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2019. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits

On March 17, 2015, we filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with us. On September 16, 2015, we voluntarily dismissed our action against Yusibov, without prejudice, and thereafter on September 29, 2015, we filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with us and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case – the scope of iBio’s ownership of the technology developed or held by Fraunhofer – before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. Fraunhofer filed an answer and counterclaims in March 2017, but in May 2017, Fraunhofer obtained new counsel, and with iBio’s agreement (as a matter of procedure), filed an amended answer and amended counterclaims in July 2017.  We replied to those counterclaims on August 9, 2017. In November 2017, we engaged new counsel to further lead our litigation efforts, and on November 3, 2017, we filed a Verified Complaint (the “Second Complaint”) in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer. The Second Complaint followed our pending litigation filed in March 2015, described in Note 14, against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer. On December 14, 2018, the Second Complaint was dismissed by the Delaware Chancery Court as untimely filed, the dismissal of which has no effect on the action against Fraunhofer USA, Inc. The parties have continued to proceed with written discovery and we are unable to predict the further outcome of this action at this time.

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

iBio, Inc.
(Registrant)

Date: May 10, 2019	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman
(Principal Executive Officer)

Date: May 10, 2019	/s/ James P. Mullaney
James P. Mullaney
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

