Form 10-K
period 2019-06-30
iBio, Inc.
filed 2019-08-26
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $7,284,651 as of December 31, 2018, based upon the closing sale price on the NYSE American of $0.69 per share reported for such date.

There were 24,152,455 shares of the registrant’s common stock issued and outstanding as of August 26, 2019.

IBIO, INC.

ANNUAL REPORT ON FORM 10-K

Unless the context requires otherwise, references in this Annual Report on Form 10-K to “iBio,” the “Company,” “we,” “us,” “our” and similar terms mean iBio, Inc.

Certain statements in this Annual Report on Form 10-K may constitute forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. All statements contained in this Annual Report on Form 10-K, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report on Form 10-K and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report on Form 10-K is as of August 26, 2019, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this report.

We maintain a website at http://www.ibioinc.com/ to provide information to the general public and our stockholders on iBio and its management, financial results and press releases. Copies of this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and our other reports filed with the SEC can be obtained free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC on our website at http://www.ibioinc.com/ or directly from the SEC’s website at http://www.sec.gov/ . Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

iBio is a full-service plant-based expression biologics CDMO equipped to deliver pre-clinical development through regulatory approval, commercial product launch and on-going commercial phase requirements. iBio’s FastPharmingTM expression system, iBio’s proprietary approach to plant-made pharmaceutical (PMP) production, can produce a range of recombinant products including monoclonal antibodies, antigens for subunit vaccine design, lysosomal enzymes, virus-like particles (VLP), blood factors and cytokines, scaffolds, maturogens and materials for 3D bio-printing and bio-fabrication, biopharmaceutical intermediates and others, as well as create and produce proprietary derivatives of pre-existing products with improved properties. We utilize our proprietary technologies and production facilities to provide product development and manufacturing services to clients, collaborators and third-party customers as well as developing our own product candidates.

iBio’s FastPharming™ platform includes transient transfection of plants and the use of transgenic plants for biologics development and manufacturing, as well as glycan engineering tools, and offers many benefits over the limitations of other expression systems, including:

•	Fast FastPharmingTM may shorten timelines to the clinic and move a program from gene sequence to protein production in weeks versus months

•	Economical No expensive, labor-intensive, and costly mammalian cell line development

•	Quality Production of consistent therapeutics to standards that are well accepted by global regulatory bodies

•	Scalable Fewer time-consuming scale-up challenges

•	Safe Inherently enhanced product safety profile
Þ	No animal products or animal-derived components are used at any point in FastPharmingTM
Þ	No inherent adventitious agents and no competency for agent replication

•	Customized N-glycosylation FastPharmingTM allows for N-glycosylation customization of products. Glycan engineering in plants affords greater control and may deliver increased product potency and quality

Our assets and capabilities include proprietary and transformative methods for the development, improvement, and production of biologics using hydroponically grown, transiently-transfected green plants. We harness the natural protein production capability plants use to sustain their own growth, and direct it, instead, to produce proteins for a range of applications. We and our collaborators have used our technologies successfully with a diverse range of product candidates including products against fibrotic diseases, vaccines, enzyme replacements, monoclonal antibodies, and recombinant versions of marketed products that are currently derived from human blood plasma. Our technologies have also been used to advance the development of certain products that have been commercially infeasible to develop with conventional technologies such as Chinese hamster ovary cell systems and microbial fermentation methods. We have also used our technologies to create and produce experimental, proprietary derivatives of pre-existing products with improved properties.

iBio CDMO services consist of the following core offerings:

Process Development	FastPharmingTM optimizes gene-expression, glycosylation, and purification parameters to deliver a robust process for an active pharmaceutical ingredient (API). iBio's process development team is integrated with its manufacturing team to optimize processes and technology transfer.

cGMP Manufacturing	The FastPharmingTM system works at large-scale to easily and reliably deliver biologics in clinical trial or commercial quantities. iBio's cGMP manufacturing facility was designed to provide highly flexible production schemes.

Aseptic Fill / Finish	iBio offers sterile aseptic fill/finish as part of its core process development and cGMP manufacturing services, as well as a stand-alone service for biopharmaceutical/CDMO bulk API manufacturers. In-line labelling allows serialization of vials and bottles for greater quality assurance of monoclonal antibodies, viral vectors, and other biologics.

Bio-Analytics	iBio's analytical team provides method development and validation as part of its core process development and cGMP manufacturing services, while also performing these services on an ad hoc basis. An experienced analytical staff provides method development and validation support with expertise in protein characterization using mass spectrometry.

Quality & Regulatory	iBio and its selected contractors provide support through the entire drug development cycle, including e-publishing of FDA filings. Quality systems have been carefully constructed to meet cGMP requirements, and iBio can provide regulatory guidance (FDA, EMA and other regulatory bodies) given the team’s experience with therapeutic development.

Factory Solutions	iBio facilitates insourcing by designing and consulting on the building of a client’s own environmentally sustainable FastPharmingTM facility. iBio offers extensive training and complete transfer of process design and quality management systems under appropriate licensing agreements, allowing clients to quickly move into production upon the completion of their facility.

We expect to provide goods and services and participate in collaborative development programs with a diverse group of clients and collaborators to enable us to achieve positive cash flow from operations sufficient for use in developing our own product candidates and enabling us to participate in the success of selected products developed jointly with collaborators.

CDMO Facility

iBio CDMO LLC’s (“iBio CDMO”) operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company, (referred to in this Report as the “Sublandlord” of the “Second Eastern Affiliate”) as sublandlord. The facility is a Class A life sciences building located on land owned by the Texas A&M system designed and equipped for plant-made manufacture of biopharmaceuticals. The Sublandlord granted our subsidiary, iBio CDMO LLC (“iBio CDMO”), a 34-year lease for the facility. Commercial activities commenced in January 2016 with the large majority of efforts directed towards recommissioning the facility to help meet cGMP manufacturing standards and provisions for iBio’s core service offerings. The facility houses laboratory and pilot-scale operations, as well as large-scale automated hydroponic systems capable of growing over four million plants as "in process inventory" and delivering over 300 kilograms of therapeutic protein pharmaceutical active ingredient per year. The facility capacity can be doubled by adding additional plant growth equipment in a space already available for that purpose

On December 16, 2015, we formed iBio CDMO as a Delaware limited liability company to develop and manufacture plant-made pharmaceuticals. As of December 31, 2015, we owned 100% of iBio CDMO. On January 13, 2016, we entered into a contract manufacturing joint venture with an affiliate of Eastern (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CDMO. We retained a 70% interest in iBio CDMO and granted iBio CDMO a non-exclusive license to use our proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. We retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using our technology. On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate, pursuant to which the Company acquired substantially all of the interest held by the Eastern Affiliate in iBio CDMO and issued one share of the Company’s iBio CMO Preferred Tracking Stock, par value $0.001 per share. After giving effect to the transaction, the Company owns 99.99% of iBio CDMO. See Note 11 in the consolidated financial statements for a further discussion.

We have integrated into our iBio CDMO operations the rights iBio has obtained to certain patented and unpatented technologies developed for it by Novici Biotech LLC, a private biotechnology company (“Novici”), in addition to novel manufacturing methods and processes developed by iBio CDMO. These technologies, methods, and processes are applied by iBio CDMO to a variety of tasks performed for clients, collaborators, and for iBio itself, including product and process development, analytics, and manufacturing services.

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

Product Candidate Pipeline

Another component of iBio’s strategy consists of potentially sharing in the successful development, advancement and commercialization of selected product candidates by our collaborators and licensees as well as advancing our own product candidates. We expect to accomplish this objective through both investments we make to acquire or develop our own proprietary product candidates and also by participating with select customers and collaborators in the value created through the development, with our technologies, and manufacture of their product candidates.  On an ongoing basis, we evaluate potential product candidate opportunities to which iBio technologies can add further value.

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

Fraunhofer

In 2003, we engaged the Fraunhofer organization (“Fraunhofer”), through its Fraunhofer Center for Molecular Biotechnology in Newark, Delaware (“CMB”), an unincorporated unit of Fraunhofer USA, Inc. operated as part of an institute of the German organization, the Fraunhofer Institute for Molecular Biology and Applied Ecology, as our outsourced research and development contractor. Fraunhofer was contractually obligated to provide iBio research and development services in the field of plant-based gene expression and protein products exclusively pursuant to agreements with us and our predecessor companies through 2014, and to use commercially reasonable efforts to enhance, improve and expand the technology for us. With the structural foundation of Fraunhofer’s exclusive obligations to us, we established a business model that we expected to enlarge and broaden the scope of applications of our platform technology and enhance the value of our retained commercial rights by leveraging certain funding received by Fraunhofer from governmental entities, NGOs and other similar organizations. Fraunhofer was obligated to develop our technology and to support iBio’s efforts to commercialize its technology. Based on the Fraunhofer commitments, our business model and plan contemplated licensing our technology to third parties and collaborating with third-party licensees, with Fraunhofer’s assistance as our research and development contractor, for product development using our proprietary technology and the Fraunhofer organization and their pilot plant facilities in Newark, Delaware for production of pre-clinical and clinical materials required for product approvals.

In 2014, we discovered conduct by Fraunhofer we believed constituted breaches of our contracts. Fraunhofer also refused to conduct technology transfer in further breach of our contracts. After efforts to amicably resolve these matters ended unsuccessfully, we initiated litigation against Fraunhofer based upon those discovered breaches. As additional allegations of misconduct by Fraunhofer emerged, we sought, and were permitted by the Court in 2017, to amend the lawsuit to include claims of fraud, conversion of our property by Fraunhofer for its own benefit, and other state law claims.

Discovery of these matters and Fraunhofer’s continued unwillingness to provide access and perform technology transfer, despite resolution efforts both within and outside the confines of the litigation, required us to eventually adopt a new business model, as detailed above, that was not dependent on Fraunhofer and its services. iBio’s new business model relies on our own manufacturing capabilities, together with access to and the use of other technology and other technology development capabilities independent of Fraunhofer. This new business plan was accomplished, in part, by the acquisition of the large manufacturing facility now controlled and operated by iBio, which includes human resources, laboratories, independent technology, and development and manufacturing facilities that enable us to develop and practice new plant-made biopharmaceutical technologies and self-develop experience without depending on Fraunhofer.

iBio and its contractors and collaborators have since been developing, acquiring and using other technology for the development and production of therapeutic proteins and vaccines and other recombinant proteins using transient gene expression in green plants.

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

We own the technology and issued patents in the field of plant-based gene expression and protein products developed pursuant to the agreements with Fraunhofer. Our investments in the work of our contractors, collaborators and iBio CDMO in non-Fraunhofer derived technologies is not due to any doubt about our ownership of the Fraunhofer derived technologies, its original value, or our freedom to operate under the Fraunhofer-derived patents.

Our Business

FastPharmingTM

FastPharmingTM, iBio’s proprietary approach to plant-made pharmaceutical (PMP) production, includes transgenic plants, a transient expression system, and other technologies that can handle many of the complex and novel candidates emerging from clients’ and potential clients’ pipelines, resulting in higher overall product yields and increased downstream unit operation productivity, and the development of target product profiles with customized N-glycosylation.

Our Technologies – iBio Process Technologies, iBio Product Technologies

iBio owns technology developed pursuant to agreements with Fraunhofer as discussed in the Overview section above. iBio has now developed or acquired independent proprietary technologies to achieve specific product objectives. In addition to development work by iBio CDMO, iBio has engaged contractors other than Fraunhofer, including Novici, to develop proprietary technologies and manufacturing processes that the Company is protecting both through patent applications and as trade secrets.

We believe our technologies and capabilities offer advantages that are not available with conventional biopharmaceutical manufacturing systems. These include shorter and more efficient product development times and reduced production time and lower operating costs during full-scale manufacturing. Further, we believe that the capital investment required to create facilities that will manufacture proteins using the Company’s technologies will be substantially less than the capital investment that would be required for the creation of similar capacity facilities utilizing conventional manufacturing methods dependent upon animal cells, bacterial fermenters and chicken eggs. Operating costs in a manufacturing facility using iBio’s technologies are expected to be reduced significantly in comparison to conventional manufacturing processes due to the rapid nature of our production cycle and the elimination of the expenses associated with the operation and maintenance of bioreactors, fermenters, sterile liquid handling systems and other expensive equipment which is not required in connection with the use of the Company’s technologies. In addition, iBio’s technologies can be utilized in the area of glycan engineering in plants offering greater control and the potential to deliver increased product potency and quality.

Although the Company owns the patented iBioLaunch™ technology that arose out of the relationship with Fraunhofer and is entitled to use and prevent its use by others, the Company never received technology transfer from Fraunhofer to which the Company is entitled—including all of the know-how and data developed and accumulated during the period of its creation and use by Fraunhofer as the Company’s outsourced research and development contractor. Consequently, the Company now uses other plant-based technologies in ongoing programs. However, earlier work based on iBioLaunch™ technology was reported to demonstrate significant potential for plant-based technologies in comparison to Chinese hamster ovary (“CHO”) and other legacy methods. For example, iBioLaunch™-produced vaccine candidates against each of the H1N1 “Swine” flu virus, the H5N1 avian flu virus, the bacterial pathogen that causes anthrax, and a candidate to block transmission of the malaria pathogen were successfully tested in Phase 1 clinical trials. Bio-Manguinhos/Fiocruz, or Fiocruz, a unit of the Oswaldo Cruz Foundation, a central agency of the Ministry of Health of Brazil, originally sponsored initial development efforts of yellow fever vaccine candidates, using the iBioLaunch™ technology to replace the vaccine it currently makes in chicken eggs for the populations of Brazil and more than 20 other nations, and these candidates have been successfully tested in non-human primates.

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

With iBio technologies, it is possible to produce laboratory quantities of product candidates in less than a month from identifying the protein of interest and to reduce the time required to complete additional steps to development and scale-up. This rapid production cycle makes our processes particularly well-suited for producing treatments and vaccines for pandemic diseases and for bioterror response. The rapid production cycle is also advantageous to researchers and others seeking to develop new products as a greater number of experiments can be conducted in any time period at a cost less than that associated with conventional expression systems.

Utilizing expression technology which is transient (occurring over a period of four to seven days after introducing a foreign gene), iBio technologies eliminate one of the time-consuming initial steps upon which other conventional expression technologies are dependent – namely, the need to isolate a high producing cell clone from millions of non-productive cells and then grow the clonal cells in a sterile fermenter to start the manufacturing process. This saves the year of process development time commonly associated with mammalian cell systems and eliminates the need for expensive fermenters and a sterile liquid-handling system to prevent bacterial, fungal, or viral contamination of the protein drug. In the iBio system, no animal- or human-derived materials are used, eliminating the risk of contamination by infectious agents. In place of such materials, normal green plants, grown under clean and controlled conditions, provide the biomass for pharmaceutical protein manufacturing. Because this entire process uses commonly available materials, we are not dependent on unique sources of raw material, nor are we limited to purchasing from single suppliers.

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

To enhance our success in the commercialization of our multiple technologies, we are engaging in efforts to advance select iBio sponsored product candidates. Our current internal efforts focus on the further development of a proprietary recombinant protein product candidate, IBIO-CFB03, for the treatment of systemic scleroderma, idiopathic pulmonary fibrosis, and other fibrotic diseases. We have selected this product candidate for further advancement on the basis of its individual commercial value and its value as representative of a class of products in an attractive market that may be successfully derived from iBio’s technologies. We believe that demonstration of successful utilization of technologies by each of us and our license partners will enhance market awareness of the broad applicability and potential advantages realizable with iBio’s technologies and capabilities and generate increased opportunities for us to realize value from these assets.

Product Candidates

Therapeutic Protein Product Candidates

Many classes of therapeutic proteins can be successfully produced using our proprietary technologies. They range from large and complex monoclonal antibodies to smaller proteins such as interferons, growth factors, and enzymes.

IBIO-CFB03, a Proprietary Product for Treatment of Fibrosis

iBio has exclusively licensed and is developing, with its technology, an innovative new product we have designated “IBIO-CFB03” for treatment of systemic sclerosis (SSC) and idiopathic pulmonary fibrosis (IPF), both fatal and incurable diseases. The total number of people affected by systemic sclerosis and IPF, while large in comparison to many biotechnology target markets, is small enough for iBio’s drug to qualify for the regulatory and financial benefits available under U.S. and European Orphan Drug incentives.

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

Strategic Alliances and Collaborations

A significant component of our business plan is to enter into strategic alliances and collaborations with for-profit entities, governments, foundations, and others as appropriate to gain access to funding, capabilities, technical resources and intellectual property to further our development efforts, commercialize our technology and to generate revenues, including through the development and manufacture of products at iBio’s CDMO facility.

License Agreement with University of Natural Resources and Life Sciences, Vienna

On March 1, 2019, iBio entered into a non-exclusive license agreement with the University of Natural Resources and Life Sciences, Vienna, whereby iBio obtained a non-transferable license for certain technical information and biological materials related to certain Nicotiana benthamiana plants with modified N-glycosylation. The license agreement is set to expire on December 11, 2019.

Strategic Relationship with CC-Pharming Ltd.

In June 2018, iBio established a strategic commercial relationship with CC-Pharming Ltd. of Beijing, China (“CC-Pharming”) for joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. The first product focus selected pursuant to the Master Joint Development Agreement executed between iBio and CC-Pharming will be a therapeutic antibody, with additional, mutually selected products to be added to the venture as it proceeds. Service fees will be payable by CC-Pharming to iBio. iBio will provide process development and manufacturing services at its Texas facility for initial product development, and will assist CC-Pharming in facility design and optimization for eventual manufacturing in China. CC-Pharming will manage all operations in China. iBio has granted a royalty bearing license to CC-Pharming related to the first product for the territory of China and any future arrangement regarding iBio’s participation and ongoing collaboration will be determined at a later date.

Collaboration with AzarGen Biotechnologies (Pty) Ltd

In May 2017, iBio and AzarGen Biotechnologies (Pty) Ltd (“AzarGen”), announced the expansion of their collaboration under a Memorandum of Understanding. Based in South Africa, AzarGen is a biotechnology company focused on developing human therapeutic proteins using advanced genetic engineering and synthetic biology techniques in plants. iBio successfully used its technologies and manufacturing capabilities to advance the development of AzarGen's surfactant protein therapeutic through an initial assessment of production feasibility. AzarGen has modified its business plan and product priorities to initiate development of a "bio-better" version of a monoclonal antibody therapeutic product for the South African market and iBio expects to provide manufacturing services to AzarGen for this program.

Collaboration Agreement with The Texas A&M University System

In June 2016, iBio executed a joint development agreement with The Texas A & M University System (including Texas A & M University AgriLife Research, and the Texas A & M Institute of Infectious Animal Diseases (IIAD) ("TAMUS"), for the establishment of a collaborative program in plant-produced pharmaceuticals.

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

For the years ended June 30, 2019 and 2018, no revenues or research and development expenses were recognized under the Amended Agreement. At June 30, 2019 and 2018, there is an outstanding balance payable by the Company offset by an outstanding balance receivable due to the Company of $75,000.

iBio and Fiocruz are currently evaluating plans for further collaboration without prospective reliance on older Fraunhofer-derived technology and data.

Intellectual Property

We exclusively own the right to use intellectual property acquired by or developed at Fraunhofer for human health and certain veterinary and diagnostic applications. We also own intellectual property developed or acquired independently of Fraunhofer. In addition, we have an exclusive worldwide license agreement with the University of Pittsburgh covering U.S. and foreign patents and patent applications and related intellectual property owned by the University of Pittsburgh pertinent to the use of endostatin peptides for the treatment of fibrosis. Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and products and to preserve our trade secrets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology.

We currently own some 26 U.S. patents and 68 international patents. We have an exclusive license to five U.S. patents and one application. Additionally, we have one international patent application allowed, as well as three U.S. and 15 international applications pending. International patents and applications include numerous foreign countries including Australia, Brazil, Canada, China, Hong Kong, India, Korea, Russia and several countries in Europe. We continue to prepare patent applications relating to our expanding technology in the U.S. and abroad.

The technology and products covered by our issued and pending patent applications are summarized below:

Technology and Product Patents (U.S.)

o	Virus-induced gene silencing in plants
o	Transient expression of foreign genes in plants
o	Production of foreign nucleic acids and polypeptides in sprout systems
o	Production of pharmaceutically active proteins in sprouted seedlings
o	Systems and method for clonal expression in plants
o	Recombinant carrier molecule for expression, delivery and purification of target polypeptides
o	Influenza antigens, vaccine compositions, and related methods
o	Plague antigens, vaccine compositions, and related methods
o	Influenza therapeutic antibodies
o	Trypanosomiasis vaccine
o	Anthrax antigens, vaccine compositions, and related methods
o	Use of endostatin peptides for the treatment of fibrosis

Pending Technology Patent Applications (U.S. and International)

o	Activation of transgenes in plants by viral vectors
o	Transient expression of proteins in plants
o	Thermostable carrier molecule
o	In vivo deglycosylation of recombinant proteins in plants

Pending Product Patent Applications (U.S. and International)

o	Antibodies
o	Influenza vaccines
o	Influenza therapeutic antibodies
o	Anthrax vaccines
o	Plague vaccines
o	HPV vaccines
o	Trypanosomiasis vaccine
o	Malaria vaccines
o	Endostatin fragments and variants for use in treating fibrosis

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

An IND becomes effective automatically 30 days after receipt by the FDA, unless the FDA raises concern or questions about the conduct of the clinical trials as outlined in the IND prior to that time. In such an event, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials may proceed. For additional information on the most recent FDA regulations and guidance on vaccine and therapeutic product testing and approval, visit its website at http://www.fda.gov.

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

To the extent we conduct vaccine or therapeutic product development activities outside the United States, we will also be subject to a wide variety of foreign regulations governing the development, manufacture and marketing of our product candidates. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must still be obtained prior to manufacturing or marketing the product in those countries. The approval process varies from country to country and the time needed to secure approval may be longer or shorter than that required for FDA approval. We cannot assure you that clinical trials conducted in one country will be accepted by other countries or that approval in one country will result in approval in any other country. The product testing and clinical trial requirements that must be met before a product candidate may be marketed are substantial, time-consuming, and require investments of millions of dollars per product candidate.

Employees

As of August 26, 2019, we had six employees in iBio and forty-nine employees in iBio CDMO. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We consider our relations with our employees to be good and believe this staffing level will be sufficient to meet our needs.

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

Risks Related to Our Financial Position and Need for Additional Capital

Based on our lack of sufficient revenue since inception and recurring losses from operations, our independent registered public accounting firm have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.

Since our spin-off from Integrated BioPharma, Inc. ("Integrated BioPharma") in August 2008, we have incurred significant losses and negative cash flows from operations. As of June 30, 2019, the Company's accumulated deficit was $105.8 million. For the year ended June 30, 2019, the Company's net loss was approximately $17.6 million and it had cash used in operating activities of $14.0 million. As of June 30, 2019, cash on hand totaled approximately $4.4 million which is expected to support the Company's activities at least through September 30, 2019. In the short-term, we are seeking funding to support our activities beyond such date and have engaged an investment banking firm to assist in this regard.

The Company has historically financed its activities through the sale of common stock and warrants. Through June 30, 2019, the Company has devoted substantially all of its efforts to research and development, including the development and validation of its technologies, the CDMO facilities, and the development of a proprietary therapeutic product against fibrosis based upon its technologies. The Company has not completed development of or commercialized any vaccine or therapeutic product candidates. The Company expects to continue to incur significant expenses and may incur operating losses for at least the next year.

Becoming and remaining profitable is dependent upon the Company’s ability to attract and retain customers for the development, manufacturing and technology transfer services offered by iBio CDMO. In addition, profitability will also depend on whether the Company is successful at commercialization of its technologies and whether the Company, alone or with its licensees, develops and eventually commercializes products that generate significant revenue.

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

The Company plans to fund its future business operations using cash on hand, through proceeds from the sale of additional equity or other securities, and through proceeds realized in connection with the commercialization of its technologies and proprietary products, license and collaboration arrangements and the operation of iBio CDMO. The Company cannot assure that such efforts will be successful.

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

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our net loss was approximately $17.6 and $16.1 million for 2019 and 2018, respectively. As of June 30, 2019, we had an accumulated deficit of approximately $105.8 million.

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

To become and remain profitable, we must succeed in attracting and maintaining customers for the development, manufacturing and technology transfer services offered by iBio CDMO. Our profitability depends on the spending on iBio CDMO’s services by its customers and potential customers. In addition, our profitability will also depend on continuing to commercialize our technologies or we, alone or with our licensees, must succeed in developing and eventually commercializing products that generate significant revenue. This will require us, alone or with our licensees and collaborators, to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained or establishing collaborations with parties willing and able to provide necessary capital or other value. We may never succeed in these activities. We may never generate revenues that are significant or large enough to achieve profitability.

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

We have limited financial resources and may need substantial additional funding in connection with our continuing operations, especially if we are delayed or are unsuccessful in attracting and maintaining customers for the development, manufacturing and technology transfer services offered by iBio CDMO. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially. Additionally, to the extent that our efforts to out-license our technologies and product candidates are unsuccessful or we find that it is necessary to advance the development of product candidates further than contemplated by our current business plans to secure favorable licensing terms, we would require substantial additional capital.

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

As of June 30, 2019, under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to, an additional $14,878,710 worth of shares of the Company's common stock. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company's option, over the 36-month term of the agreement. The agreement with Lincoln Park is more fully described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 11 of the consolidated financial statements. In connection with the Lincoln Park Purchase Agreement, on July 24, 2017, we entered into a registration rights agreement with Lincoln Park (“Registration Rights Agreement”) subsequent to which we filed with the SEC a registration statement on Form S-1 to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of common stock that have been or may be issued to Lincoln Park under the Purchase Agreement.

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

Under the rules of NYSE American LLC (“NYSE American” or the “Exchange”), in no event may we issue or sell to Lincoln Park under the Purchase Agreement more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Purchase Agreement (which was approximately 1,781,479 shares based on 8,911,851 shares outstanding immediately prior to the execution of the Purchase Agreement), which limitation we refer to as the Exchange Cap, unless (i) we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) all sales of our common stock to Lincoln Park under the Purchase Agreement are deemed to be at a price equal to or in excess of the greater of book or market value of our common stock, as calculated in accordance with the applicable rules of NYSE American, such that they qualify for an exception to the Exchange Cap limitation under such rules. In any event, the Purchase Agreement specifically provides that we may not issue or sell any shares of our common stock under the Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of NYSE American.

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

We expect our existing cash on hand as of June 30, 2019 in the amount of $4.4 million to be sufficient to meet our projected operating requirements through September 30, 2019. In the short-term, we are seeking funding to support our activities beyond such date and have engaged an investment banking firm to assist in this regard. Further, based on our projections, we plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity or other securities, and through proceeds realized in connection with the commercialization of our technologies and proprietary products, license and collaboration arrangements and the operation of iBio CDMO. We cannot assure that such efforts will be successful.

We have based this projection on assumptions that may prove to be wrong, in which case we may deplete our cash resources sooner than we currently anticipate. Our future capital requirements will depend on many factors, including:

·	further obtaining and retention of developmental, manufacturing and facility build-out and technology transfer opportunities at the CDMO;

·	the ability to generate and increase third-party client sales and realized revenue at iBio CDMO;

·	our ability to attract additional licensees or other third parties willing to fund development, and, if successful, commercialization of product candidates;

·	the costs, timing and regulatory review of our own product candidates;

·	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

·	the extent to which we acquire or invest in businesses, products and technologies.

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

We commenced independent operations in 2008, and our operations to date have included organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary technologies, recommissioning and operating our CDMO facilities, identifying potential product candidates and undertaking, through third parties, preclinical trials and clinical trials of product candidates derived from our technologies. Certain iBioLaunch™-derived vaccine candidates have been evaluated in completed or ongoing Phase 1 clinical trials; however, all our other vaccine and therapeutic protein product candidates are still in preclinical development. Neither we nor our collaborators have completed any other clinical trials for any vaccine or therapeutic protein product candidate produced using iBio technology. As a result, we have not yet demonstrated our ability to successfully complete any Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any conclusion you reach about our future success or viability may not be as predictive as it might be if we had a longer operating history.

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

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We and our licensees may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent the commercialization of product candidates based on our iBio technologies, including the following:

·	Preclinical or clinical trials may produce negative or inconclusive results, which may require additional preclinical testing, additional clinical trials or the abandonment of projects that we expect to be promising. For example, promising animal data may be obtained about the anticipated efficacy of a therapeutic protein product candidate and then human tests may not result in such an effect. In addition, unexpected safety concerns may be encountered that would require further testing even if the therapeutic protein product candidate produced an otherwise favorable response in human subjects.

·	Initial clinical results may not be supported by further or more extensive clinical trials. For example, a licensee may obtain data that suggest a desirable immune response from a vaccine candidate in a small human study, but when tests are conducted on larger numbers of people, the same extent of immune response may not occur. If the immune response generated by a vaccine is too low or occurs in too few treated individuals, then the vaccine will have no commercial value.

·	Enrollment in our or our licensee’s clinical trials may be slower than projected, resulting in significant delays. The cost of conducting a clinical trial increases as the time required to enroll adequate numbers of human subjects to obtain meaningful results increases. Enrollment in a clinical trial can be a slower-than-anticipated process because of competition from other clinical trials, because the study is not of interest to qualified subjects, or because the stringency of requirements for enrollment limits the number of people who are eligible to participate in the clinical trial.

·	We or our licensees might have to suspend or terminate clinical trials if the participating subjects are being exposed to unacceptable health risks. Animal tests do not always adequately predict potential safety risks to human subjects. The risk of any candidate product is unknown until it is tested in human subjects, and if subjects experience adverse events during the clinical trial, the trial may have to be suspended and modified or terminated entirely.

·	Regulators or institutional review boards may suspend or terminate clinical research for various reasons, including safety concerns or noncompliance with regulatory requirements.

·	Any regulatory approval ultimately obtained may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.

·	The effects of iBio technology-derived or iBio technology-enhanced product candidates may not be the desired effects or may include undesirable side effects.

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

Our current business plan contemplates that we will in the future derive significant revenues from collaborators and licensees that successfully utilize iBio technologies in connection with the production, development and commercialization of vaccines and therapeutic protein product candidates. Our realization of these revenues and dependence on existing collaborations, and any future collaborations we enter into, is subject to a number of risks, including the following:

·	collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;

·	collaborators may not perform their obligations as expected;

·	collaborators may not pursue development and, if successful, commercialization of product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

·	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

·	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

·	collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products; or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

·	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

·	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;

·	collaborations may be terminated for the convenience of the collaborator and, if terminated, we would potentially lose the right to pursue further development or commercialization of the applicable product candidates;

·	collaborators may learn about our technology and use this knowledge to compete with us in the future;

·	results of collaborators’ preclinical or clinical studies could produce results that harm or impair other products using our technology;

·	there may be conflicts between different collaborators that could negatively affect those collaborations and potentially others; and

·	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.

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

At this time, we are continually promoting our technologies and CDMO capabilities to further expand and grow our revenue base and business. We will continue to consider any potential revenue and client related concentration risks. During the fiscal year ended June 30, 2019, CC-Pharming accounted for approximately 92% of total revenue. During the fiscal year ended June 30, 2018, one client accounted for 54% of our total revenues. Although we expect our revenues to increase significantly and further vary by client over the next twelve months, there are no guarantees we will be correct in our assumptions.

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

Our industry is highly regulated. We are required to comply with the regulatory requirements of various local, state, provincial, national and international regulatory bodies having jurisdiction in the countries or localities in which we manufacture products or in which our customers’ products are distributed. In particular, we are subject to laws and regulations concerning development, testing, manufacturing processes, equipment and facilities, including compliance with cGMP, import and export, and product registration and listing, among other things. As we expand our operations and geographic scope, we may be exposed to more complex and new regulatory and administrative requirements and legal risks, any of which may require expertise in which we have little or no experience. It is possible that compliance with new regulatory requirements could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

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

iBio CDMO core services consist of the following offerings:

•	Process Development
•	cGMP Manufacturing
•	Aseptic Fill / Finish
•	Bio-Analytics
•	Quality & Regulatory
•	Factory Solutions

Demand for any of our service offerings may change in ways that we may not anticipate due to evolving industry standards and customer needs that are increasingly sophisticated and varied, as well as the introduction by others of new offerings and technologies that provide alternatives to our offerings. In the event we are unable to offer or enhance our service offerings or expand our manufacturing infrastructure to accommodate requests from our customers and potential customers, our offerings may become obsolete or uncompetitive over time, in which case our revenue and operating results would suffer. For example, if we are unable to respond to changes in the nature or extent of the technological or other needs of our customers through enhancing our offerings, our competition may develop offerings that are more competitive than ours and we could find it more difficult to renew or expand existing agreements or obtain new agreements. Potential innovations intended to facilitate enhanced or new offerings generally will require a substantial capital investment before we can determine their commercial viability, and we may not have financial resources sufficient to fund all desired innovations. Even if we succeed in creating enhanced or new offerings, however, they may still fail to result in commercially successful offerings or may not produce revenue in excess of our costs of development, and they may be rendered obsolete by changing customer preferences or the introduction by our competitors of offerings embodying new technologies or features. Finally, the marketplace may not accept our innovations due to, among other things, existing patterns of clinical practice, the need for regulatory clearance and/or uncertainty over market access or government or third-party reimbursement.

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

Risks Relating to Our Common Stock

iBio is subject to compliance under the NYSE American continued listing standards as set forth in Section 1003(a)(iii) of the NYSE American Company Guide.

As of June 30, 2019, the Company’s stockholders’ equity balance is $2.5 million. In order to maintain its listing with NYSE American, the Company must remain in compliance with the continued listing standards as set forth in Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”), which applies if a listed company has stockholders’ equity of less than $6,000,000 and has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Based on the June 30, 2019, stockholders’ equity balance of $2.5 million and related net losses in its five most recent fiscal years, the Company is below the Exchange compliance requirement with Section 1003(a)(iii).

The Company expects to regain compliance by raising funds through the sale of additional equity or other securities. The Company cannot be certain that any such funding will be available on favorable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and the Company may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for its technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize; or d) possibly cease operations.

In addition, the Company expects revenues related to its CDMO core services offering and potential commercialization of its technologies and the potential development and eventual commercialization of proprietary pipeline products. The Company cannot be certain it will succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

iBio is subject to compliance under the NYSE American continued listing standards as set forth in Section 1003(f)(v) of the NYSE American Company Guide, related to securities selling price.

The Company is subject to NYSE American continued listing standards, pursuant to Section 1003(f)(v) of the Company Guide, whereby the Company’s continued listing is impacted by iBio, Inc.’s securities selling for a low price per share for a substantial period of time.

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

Provisions of our certificate of incorporation, bylaws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change in control that a stockholder may consider favorable. Pursuant to our certificate of incorporation, our Board of Directors may issue additional shares of common or preferred stock. Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protect the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

·	Diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,

·	Putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board of Directors, or

·	Effecting an acquisition that might complicate or preclude the takeover.

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

On June 26, 2018, the Company closed on an underwritten public offering with total gross proceeds of approximately $16,000,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 4,350,000 shares of Common Stock at $0.90 per share, (ii) 6,300 shares of Series A Preferred, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 7,000,000 shares of Common Stock at $0.90 per share, (iii) 5,785 shares of Series B Preferred, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 6,427,778 shares of Common Stock at $0.90 per share. The Company granted the underwriters A.G.P./Alliance Global Partners, a 45-day option to purchase up to an additional 2,666,666 shares of common stock to cover over-allotments, if any. On July 12, 2018, the Company received approximately $1,350,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, from the proceeds of the sale of 1,500,000 over-allotment shares of Common Stock purchased at $0.90 by the underwriter during the 45-day provision.

As of August 26, 2019, we had issued and outstanding approximately 24.1 million shares of common stock, one share of iBio CMO Preferred Tracking Stock, 387 shares of Series A Preferred and 5,785 shares of Series B Preferred. As of August 26, 2019, 1.35 million options to purchase shares of common stock were outstanding and we had approximately 2.15 million shares of common stock reserved for future issuance of additional option grants under our 2018 Omnibus Equity Incentive Plan.

In addition, we had approximately 6.9 million shares of common stock reserved for future possible conversions of the Series A Preferred and Series B Preferred. Accordingly, we will be able to issue up to approximately 240.5 million additional shares of common stock and 993,827 shares of preferred stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The issuance of preferred stock or additional shares of common stock could adversely affect the rights of the holders of shares of our common stock.

Our Board of Directors is authorized to issue up to 990,272 shares of preferred stock without any further action on the part of our stockholders. Our Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Currently, we have one share of preferred stock outstanding. Our Board of Directors may, at any time, authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to the redemption of the shares, together with a premium, before the redemption of our common stock, which may have a material adverse effect on the rights of the holders of our common stock. In addition, our Board of Directors, without further stockholder approval, may, at any time, issue large blocks of preferred stock. In addition, the ability of our Board of Directors to issue shares of preferred stock without any further action on the part of our stockholders may impede a takeover of our company and may prevent a transaction that is favorable to our stockholders.

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

As discussed above, iBio CDMO’s operations take place in Bryan, Texas, in a facility controlled by the Second Eastern Affiliate as sublandlord. The facility is a 139,000-square foot Class A life sciences building located on land owned by the Texas A&M system, designed and equipped for plant-made development and manufacture of biopharmaceuticals. iBio CDMO has a 34-year lease for the facility which may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the lease.

Item 3. Legal Proceedings.

Lawsuits

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer CMB’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of its contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case–the scope of iBio’s ownership of the technology developed or held by Fraunhofer–before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. Fraunhofer filed an answer and counterclaims in March 2017, but in May 2017, Fraunhofer obtained new counsel, and with iBio’s agreement (as a matter of procedure), filed an amended answer and amended counterclaims in July 2017.  The Company replied to those counterclaims on August 9, 2017. In November 2017, the Company engaged new counsel to further lead its litigation efforts, and on November 3, 2017, the Company filed a separate Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer (the “Second Complaint”). The Second Complaint follows iBio’s pending litigation filed in March 2015, described above, against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer. On December 10, 2018, the Delaware Chancery Court dismissed the Second Complaint filed against Fraunhofer-Gesellschaft, the European unit of Fraunhofer, as untimely filed. The dismissal of the Second Complaint has no effect on the action against the U.S. unit of Fraunhofer.

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

The following table sets forth the high and low sale prices for our common stock during the years ended June 30, 2019 and 2018, as reported by the NYSE American, as adjusted to reflect the one-for-ten reverse stock split of our issued and outstanding common stock which took effect on June 8, 2018. The quotations shown represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

	High	Low
Year ended June 30, 2019:
First Quarter	$0.91	$0.64
Second Quarter	$1.05	$0.57
Third Quarter	$1.00	$0.75
Fourth Quarter	$0.91	$0.71

Year ended June 30, 2018:
First Quarter	$4.70	$2.60
Second Quarter	$3.86	$1.40
Third Quarter	$3.49	$1.55
Fourth Quarter	$2.29	$0.77

Holders

As of August 26, 2019, there were 93 holders of record of our common stock.

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

Overview

We are a full-service plant-based expression biologics CDMO equipped to deliver pre-clinical development through regulatory approval, commercial product launch and on-going commercial phase requirements. As a biotechnology company, we are focused on using our proprietary technologies and production facilities to provide product development and manufacturing services to clients, collaborators and third-party customers as well as developing and commercializing our own product candidates. Our assets and capabilities include proprietary and transformative methods for the development, improvement, and production of biologics using hydroponically grown, transiently-transfected green plants for recombinant protein production.

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

We believe that our technologies and our development and manufacturing capabilities offer clients and collaborators multiple advantages over the use of legacy methods, including increased efficiency in early-stage product screening, more predictable and shorter time frames during preclinical product development and testing, and significant time and cost savings in making the transitions between clinical trial phases and eventual product launch. In addition, our technologies are applicable to both improving process efficiency and improving product quality and performance characteristics. We expect demand for our technologies and services to increase steadily and to provide significant revenue opportunities with clients addressing the expanding global market for biopharmaceutical products because the competitive success of new products often depends on improved efficacy and safety or on reduced development time and cost-effective manufacturing processes. We believe our technologies and capabilities deliver these benefits to our collaborators and clients.

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

We developed and implemented a new business model as a result of the ongoing litigation against our original research and development contractor. Our business model comprises three key elements:

1.	CDMO Facility Activities - the creation of a contract development and manufacturing organization to produce revenue through the provision of services based on our technologies and capabilities,

2.	Product Candidate Pipeline - the advancement of select product candidates developed by iBio or through partnering with collaborators, and

3.	Facility Design and Build-out / Technology Transfer – part of the core service offerings of our CDMO, the design and development for others of facilities based on our new technologies and experience along with the provision of commercial technology transfer.

We accomplished the first part of our new business plan through the acquisition of control of the large manufacturing facility that is now controlled and operated by iBio CDMO under a capital lease. The facility includes human resources, laboratory and pilot-scale operations, and large-scale automated hydroponic systems capable of growing over four million plants as "in process inventory" and delivering over 300 kilograms of therapeutic protein active pharmaceutical ingredient per year. The facility capacity can also be doubled by adding additional plant growth equipment in a space already available for that purpose.

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

The third element of our new business model is the use of iBio technologies to create and operate manufacturing facilities at substantially lower capital and operating costs. Due to the lower capital and operating cost requirements for biopharmaceutical (both vaccines and therapeutics) production via iBio technologies versus legacy methods, certain corporations and governments that have not already established manufacturing capacity for biologic products are client prospects for both development and commercial technology transfer services to enable autonomous manufacturing in the market being served. In some cases, we have additional opportunities to increase the value of these uses of our technologies by offering custom facility design services.

Results of Operations

Revenue

Gross revenue for 2019 and 2018 was approximately $2,018,000 and $444,000, respectively, an increase of $1,574,000. The increase is primarily attributable to the establishment of a strategic relationship with CC-Pharming for the joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. The first product focus selected pursuant to the Master Joint Development Agreement executed between iBio and CC-Pharming is a therapeutic antibody. Revenue from CC-Pharming amounted to $1.8 million in 2019.

Research and Development Expenses

Research and development expenses for 2019 and 2018 were approximately $5,474,000 and $3,986,000, respectively, an increase of $1,488,000. The increase primarily related to an increase in research and development personnel costs of $658,000 at iBio CDMO as well as an increase in third-party project costs related to the delivery of the CC-Pharming project of $552,000.

General and Administrative Expenses

General and administrative expenses for 2019 and 2018 were approximately $12,332,000 and $10,685,000, respectively, an increase of $1,647,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase resulted primarily from an increase in facility maintenance and repair costs, percentage rent costs, consulting services associated with marketing and business development efforts, and third-party recruiting costs.

Other Income (Expense)

Other income (expense) for 2019 and 2018 was approximately $(1,809,000) and $(1,881,000), respectively.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under a 34-year sublease. Such sublease is accounted for as a capital lease. In 2019, other income (expense) included interest expense of $1,900,000 incurred under the capital lease and interest and royalty income of $91,000. Other income (expense) in 2018 included interest expense of $1,915,000 incurred under the capital lease and interest and royalty income of $34,000.

Net Loss Attributable to Noncontrolling Interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate in 2019 and 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $4.4 million as compared to $15.9 million as of June 30, 2018.

We expect our existing cash on hand as of June 30, 2019 in the amount of $4.4 million to be sufficient to meet our projected operating requirements through September 30, 2019. In the short-term we are seeking funding to support our activities beyond such date and have engaged an investment banking firm to assist in this regard. Further, based on our projections, we plan to fund our future business operations using cash on hand, through proceeds from the sale of additional equity or other securities, and through proceeds realized in connection with the commercialization of our technologies and proprietary products, license and collaboration arrangements and the operation of iBio CDMO.

Net Cash Used in Operating Activities

Operating activities used $14.0 million in cash in 2019. The decrease in cash was attributable to funding our net loss for the year offset by an increase in contract liabilities related to the CC-Pharming engagement and other deferred revenue amounts.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $990,000 for 2019. Cash used in investing activities was attributable to the additions of intangible assets of $70,000 and fixed assets attributable to iBio CDMO of $920,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3,453,000 for 2019, which represented (1) the proceeds from the sale of 1,500,000 shares of our common stock to the underwriter in the June 2018 public offering discussed below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Funding Requirements” for an aggregate purchase price of $1,350,000 less underwriting costs and discounts of $159,000, upon the underwriter’s partial exercise of its over-allotment option; (2) the proceeds from a capital contribution from the Eastern Affiliate of $2,459,000 for working capital purposes; and (3) offset against the principal payments on our capital lease obligation of $197,000.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of June 30, 2019, our accumulated deficit was approximately $105.8 million, and we used approximately $14.0 million of cash for operating activities for 2019. As of June 30, 2019, cash on hand is approximately $4.4 million which is expected to support the Company’s activities through September 30, 2019. In the short-term, we are seeking funding to support our activities beyond such date and have engaged an investment banking firm to assist in this regard.

Further, we plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies and proprietary products, license and collaboration arrangements and the operation of iBio CDMO, and through proceeds from the sale of additional equity or other securities. We cannot be certain that such funding will be available on favorable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Recent equity raises were as follows:

On June 26, 2018, we closed a public offering raising gross proceeds of $16,000,000 before deducting $854,250 of underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of the following:

i)	4,350,000 shares of its common stock at $0.90 per share;

ii)	6,300 shares of Series A Preferred with a stated value of $1,000 per preferred share, and convertible into an aggregate of 7,000,000 shares of Common Stock at $0.90 per share; and,

iii)	5,785 shares of Series B Preferred, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 6,427,778 shares of Common Stock at $0.90 per share.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2019, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2019 have been taken into consideration in preparing the financial statements. The preparation of financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our financial statements.

We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates. See Note 3 to the consolidated financial statements in this Annual Report for a complete discussion of our significant accounting policies and estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

Item 8. Financial Statements and Supplementary Data.

Financial statements and notes thereto appear on pages F-1 to F-32 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) (the “Exchange Act”) as of June 30, 2019. Based on that evaluation, our Executive Chairman and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has performed an assessment of the effectiveness of iBio’s internal control over financial reporting as of June 30, 2019 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework). Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2019.

/s/Robert B. Kay	/s/James P. Mullaney
Robert B. Kay	James P. Mullaney
Executive Chairman	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer and Principal Accounting Officer)

August 26, 2019	August 26, 2019

(d)	Report of Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report by CohnReznick LLP ("CohnReznick"), our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The name, age, years of service on our board of directors, principal occupation and business experience and certain other information for each of our directors as of August 26, 2019 is set forth below:

Name	Age	Years of Service on our Board of Directors
Robert B. Kay	79	Director since August 2008
Glenn Chang	71	Director since August 2008
Seymour Flug	83	Director since December 2012
General (Ret.) James T. Hill	73	Director since August 2008
John D. McKey, Jr.	75	Director since August 2008
Philip K. Russell, M.D.	87	Director since March 2010
Thomas F. Isett 3rd	54	Director since April 2019

Effective as of April 1, 2019, Arthur Y. Elliott, Ph.D. resigned from his position as a member of the Board of Directors. Dr. Elliott did not advise the Corporation of any disagreement with the Corporation on any matter relating to its operations, policies or practices.

Effective as of April 1, 2019, Tom Isett was appointed as a member of the Board to serve as a Class I director. His term as a Class I director will expire at the Company’s 2021 annual meeting of stockholders.

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

Glenn Chang Since February 2014, Glenn Chang serves as Chief Financial Officer of Singer Vehicle Design, a private company in the business of automotive design and restoration. Mr. Chang served as the Chief Financial Officer of Alma Bank, a New York headquartered bank with over $900 million of assets and 13 branches in the New York City Metropolitan area from late 2012 to February 2014. Before joining Alma, from 1999 to 2012, Mr. Chang served as a founder, Director, Chief Financial Officer and consultant to First American International Bank which was the largest locally owned Chinese American Bank. Prior to that he spent 20 years at Citibank, N.A. as Vice President. Mr. Chang is a retired Certified Public Accountant. Mr. Chang’s extensive executive and financial leadership in his current and former positions and his training and experience as a Certified Public Accountant adds vital expertise to our board of directors and our Audit Committee in the form of financial understanding, business perspective and audit expertise. Mr. Chang is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

Seymour Flug was Chairman of the Board and CEO of Diners Club International and a Managing Director of Citibank.  Prior to joining Citibank, Mr. Flug served as Senior Vice President of Hess Oil Company. Mr. Flug began his career as Certified Public Accountant at Deloitte & Touche, a predecessor to the firm now known as Deloitte. Mr. Flug received his B.B.A. from Baruch College. Mr. Flug’s experience leading a multinational company and his experience as a certified public accountant allow him to offer us unique perspectives on global business opportunities, best business practices and additional audit expertise. Mr. Flug is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii).

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

Philip K. Russell, M.D. served in the U.S. Army Medical Corps from 1959 to 1990, pursuing a career in infectious disease and tropical medicine research. Following his military service, Dr. Russell joined the faculty of Johns Hopkins University’s School of Hygiene and Public Health and worked closely with the World Health Organization as special advisor to the Children’s Vaccine Initiative. He was founding board member of the International AIDS Vaccine Initiative, and was an advisor to the Bill & Melinda Gates Foundation. He has served on numerous advisory boards of national and international agencies, including the Centers for Disease Control (“CDC”), the National Institutes of Health (“NIH”) and the Institute of Medicine. Dr. Russell is a past Chairman of the Albert B. Sabin Vaccine Institute. Dr. Russell’s extensive experience and expertise in the field of infectious diseases and his association with leading governmental and not-for-profit entities engaged in pioneering work throughout the world provides us with invaluable insights into priorities for these entities and business development opportunities for us.

Thomas F. Isett 3rd is an accomplished executive with decades of successful management and corporate development experience in the life sciences, with notable focus upon biologics contract development and manufacturing organizations (CDMOs). In 2015, he founded i.e. Advising, LLC, a management and strategy consulting firm, as well as Commence Bio, Inc., a private, early-stage developer of cellular immunotherapies. He has advised Fortune 500 companies, private equity firms, biotechnology companies, and standard-setting organizations on key strategy, M&A, and intellectual property decisions in life sciences and has been involved in dozens of transactions cumulatively valued at over $20 billion. Prior to founding i.e. Advising, Mr. Isett held leadership roles for bioprocess product and service businesses over his 25 combined years with GE, Lonza, and BD. Mr. Isett was the founder of Becton Dickinson’s BD Advanced Bioprocessing business, which he led from inception to over $60 million in revenues by 2009; by 2018, revenues reached $100 million and the business was sold for $477 million. At Lonza, he contributed to the rapid growth of the cell & gene therapy CDMO unit as Head of Cell Processing Technologies. Notably, while with GE Life Sciences, he accelerated growth for the North American BioProcess business via the introduction of an integrated solutions strategy, along with new commercial and operating mechanisms to support execution.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and biographical information of our executive officers as of August 26, 2019:

Name	Age	Position Held With Us
Robert B. Kay	79	Executive Chairman and Chief Executive Officer
Robert L. Erwin	65	President
James P. Mullaney	48	Chief Financial Officer
Terence Ryan, Ph.D.	64	Chief Scientific Officer

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

Robert L. Erwin has been our President since we became a publicly traded company in August 2008. Mr. Erwin led Large Scale Biology Corporation from its founding in 1988 through 2003, including a successful initial public offering in 2000, and continued as non-executive Chairman until 2006. He served as Chairman of Icon Genetics AG from 1999 until its acquisition by a subsidiary of Bayer AG in 2006. Mr. Erwin recently served as Managing Director of Bio-Strategic Directors LLC, providing consulting services to the life sciences industry. He is currently Chairman of Novici and a Director of Oryn Therapeutics. Mr. Erwin’s non-profit work focuses on applying scientific advances to clinical medicine, especially in the field of oncology. He is co-founder, President and Director of the Marti Nelson Cancer Foundation, Oncology. Mr. Erwin received his BS degree with Honors in Zoology and an MS degree in Genetics from Louisiana State University.

James P. Mullaney has served as our Chief Financial Officer since March 1, 2017. Mr. Mullaney has over 25 years of experience encompassing finance, accounting, regulatory, management and advisory positions. He has been a member of PwC's Financial Industries Audit practice as well as KPMG's CFO Advisory Services practice. Prior to joining iBio, Inc., Mr. Mullaney served in the capacity as Corporate Controller for Citihub Consulting, a multi-national IT services firm. He brings extensive finance transformation, strategic development and partnership, internal control and regulatory compliance background to iBio, Inc. Mr. Mullaney holds a CPA license in New York State.

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

Nominating Committee and Nomination Process

The Nominating Committee was formed to address general governance and policy oversight; succession planning; to identify qualified individuals to become prospective board members and make recommendations regarding nominations for our board of directors; to advise the board with respect to appropriate composition of board committees; to advise the board about and develop and recommend to the board appropriate corporate governance documents and assist the board in implementing guidelines; to oversee the annual evaluation of the board and our chief executive officer, and to perform such other functions as the board may assign to the committee from time to time. The Nominating Committee has a charter which is available on our website at www.ibioinc.com. The Nominating Committee currently consists of two independent directors: Glenn Chang (Nominating Committee Chairman) and General James T. Hill.

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

Compensation Committee

The Compensation Committee of the Board of Directors reviews and approves executive compensation policies and practices, reviews salaries and bonuses for our senior executive officers, administers our equity incentive plan and other benefit plans, and considers other matters as may, from time to time, be referred to them by our board of directors. The Compensation Committee has a charter which is available on our website at www.ibioinc.com. The members of the Compensation Committee are General James T. Hill (Compensation Committee Chairman) and Philip K. Russell, M.D.

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

Meetings of the Board of Directors and Committees

During the fiscal year ended June 30, 2019, the board of directors held four meetings in person or by telephone and acted by unanimous written consent on two occasions and the Audit Committee held four meetings in person or by telephone. The Nominating Committee acted by unanimous written consent on two occasions, and no meetings in person or by telephone were held by the Nominating Committee. No meetings in person or by telephone were held and no actions were taken by the Compensation Committee as matters addressable by such committee were considered and approved by the full board. Between meetings, members of the board of the directors are provided with information regarding our operations and are consulted on an informal basis with respect to pending business. Each director attended at least 75% of the aggregate of the total number of meetings of the board and the total number of meetings of the committees on which such director serves. Four of our directors attended our 2018 Annual Meeting of Stockholders.

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

Delinquent Section 16(a) Reports

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended June 30, 2019, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except the following reports were not filed on a timely basis: (1) Statements of Changes in Beneficial Ownership on Form 4 reporting grants of stock options made on April 1, 2019 to purchase 50,000 shares of our common stock made to each of Robert B. Kay, Glenn Chang, General James T. Hill, John D. McKey, Jr., Philip K Russell, M.D., Arthur Y. Elliott, Ph.D., Seymour Flug and Thomas F. Isett 3rd, which were filed on May 31, 2019, and (2) Statements of Changes in Beneficial Ownership on Form 4 filed on May 13, 2019 by each of Robert B. Kay, Glenn Chang, General James T. Hill, John D. McKey, Jr., Philip K Russell, M.D., Seymour Flug, Robert L. Erwin, James P. Mullaney and Terence Ryan, Ph.D., and a Statement of Changes in Beneficial Ownership on Form 4 filed on May 31, 2019 by Arthur Y. Elliott, Ph.D., reporting grants of stock options under the Company’s 2018 Omnibus Equity Incentive Plan made to each such person on February 20, 2019 in exchange for options granted to such parties pursuant to the Company’s 2008 Omnibus Equity Incentive Plan, pursuant to a one time stock option exchange program approved by the Company’s stockholders on December 18, 2018, as discussed below under “Item 11. Executive Compensation - Equity Incentive Plans”.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our principal executive officer, principal financial officer and our two other most highly compensated executive officers who were serving as executive officers at June 30, 2019, the end of our last completed fiscal year. We refer to the executive officers identified in this table as our “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Bonus		Option Awards (1)	Total
Robert B. Kay	2019	$310,732	$-		$36,872	$347,604
Executive Chairman and Chief Executive Officer	2018	314,899	-		-	314,899

James P. Mullaney	2019	269,167	50,000	(2)	-	319,167
Chief Financial Officer	2018	240,000	-		-	240,000

Robert L. Erwin	2019	275,000	-		-	275,000
President	2018	251,666	-		-	251,666

Terence E. Ryan, Ph.D.	2019	200,000	-		-	200,000
Chief Scientific Officer	2018	200,000	-		-	200,000

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

(2)	Reflects approved bonus payments payable as follows: (a) $50,000 payable promptly after May 30, 2019, (b) $50,000 payable on August 1, 2019, and (c) $50,000 payable on November 1, 2019. To earn and receive a bonus payment, Mr. Mullaney must remain actively and continuously employed by the Company through the applicable payment date. In the event that Mr. Mullaney resigns or the Company terminates his employment for cause, he will not be entitled to receive any further bonus payments. In the event that the Company terminates Mr. Mullaney’s employment for any reason other than for cause, he will be entitled to receive the bonus payment due on the next payment date promptly following termination.

Outstanding Equity Awards at Fiscal Year-Ending June 30, 2019

The following table shows information regarding unexercised stock options held by our named executive officers as of June 30, 2019.

Name	Unexercised Options	Exercise Price	Expiration Date	Market Value (1)
Robert Kay (2)	307,500	$0.93	2/20/24	$-
Robert Kay (3)	50,000	$0.90	4/1/29	$-
Robert Erwin (2)	232,500	$0.93	2/20/24	$-
Terence Ryan (2)	22,500	$0.93	2/20/24	$-
James Mullaney (2)	11,250	$0.93	2/20/24	$-

(1)	The market value for each award is based upon the closing stock price of $0.71 per share of common stock on June 30, 2019, less the exercise price of the option.

(2)	Options vest on the first anniversary of the date of the Option Exchange (see discussion below). The options fully vest as of February 20, 2020.

(3)	Options vest on the first anniversary of the date of the grant. The options fully vest as of April 1, 2020.

Employment Agreements

As of June 30, 2019, we have one employment contract or other similar agreements or arrangements with one named executive officer. The Company and its Chief Financial Officer, James P. Mullaney, entered into an employment offer letter dated December 30, 2016. Mr. Mullaney is employed on an at-will basis.

Equity Incentive Plans

2008 Omnibus Equity Incentive Plan (the “2008 Plan”)

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan for employees, officers, directors and external service providers. Stock options granted under the 2008 Plan could be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurred ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurred when the performance criteria had been satisfied. The Company used historical data to estimate forfeiture rates. The 2008 Plan had a term of ten (10) years and, as a result, the 2008 Plan expired by its terms on August 12, 2018.

iBio, Inc. 2018 Omnibus Equity Incentive Plan (the “2018 Plan”)

On November 9, 2018, the Board adopted, subject to stockholder approval, the 2018 Plan, and on December 18, 2018, the Company's stockholders approved the 2018 Plan. The total number of shares of common stock reserved under the 2018 Plan is 3.5 million. Stock options granted under the 2018 Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, or restricted stock and determined at the discretion of the Board of Directors.

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

In addition, on December 18, 2018, the Company's stockholders also approved an amendment to the Company's 2008 Plan to allow the Company to permit a one-time option exchange program under which the Company would offer eligible employees and non-employee directors the opportunity to exchange certain outstanding options on a four-for-three basis for new stock options exercisable at a lower price under the 2018 Plan (the “Option Exchange”).

On January 22, 2019, the Company filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule TO defining the terms and conditions of the Option Exchange, whereby the Company was offering eligible employees and non-employee directors (“Eligible Option Holders”) the opportunity to exchange for new options covering a lesser number of shares of the Company's common stock (“Replacement Options”), at a ratio of four-for-three (the “Exchange Ratio”), any options issued by the Company prior to January 22, 2019 that were outstanding under its 2008 Plan that had an exercise price greater than the closing price per share of iBio’s common stock on the NYSE American on the grant date of the Replacement Options (“Eligible Exchange Options”), so that for each four shares of common stock subject to an Eligible Exchange Option, the option holder would receive a Replacement Option to purchase three shares under the 2018 Plan. On February 20, 2019, the completion date of the Option Exchange (the “Replacement Option Grant Date”), the Company canceled the options accepted for exchange and granted 874,310 Replacement Options in exchange for 1,165,750 options issued under the 2008 Plan.

The Replacement Options:

•	have a per-share exercise price of $0.93, which was equal to the closing price per share of the Company’s common stock on the Replacement Option Grant Date;

•	have a five-year term beginning on February 20, 2019 and vest one year later on February 20, 2020. Generally, the Underwater Options had been scheduled to vest over four years following the recipient’s employment start date or the date of grant. As of November 19, 2018, approximately 94% of the shares covered by the Underwater Options already were vested. All other terms and conditions of the new stock options will generally be consistent with the terms and conditions of iBio’s standard time-vesting stock option grants;

•	are of the same type of options as the surrendered options. Eligible Option Holders holding nonqualified stock options received Replacement Options in the form of nonqualified stock options and Eligible Option Holders holding incentive stock options received Replacement Options in the form of incentive stock options; and

•	have the terms and be subject to the conditions as provided for in the 2018 Plan and option award agreement.

The Company had reserved 1,311,332 shares of common stock for the Option Exchange.

Director Compensation

Compensation for our non-employee directors had historically consisted of a grant of stock options vesting over a three-year period and additional cash compensation. In 2019, we granted stock options vesting over a three-year period. We do not have a fixed policy with respect to this compensation, but the compensation is generally equal for each non-employee director except in cases where a director assumes additional responsibilities above and beyond standard board service. Directors who are also our employees receive no additional compensation for their services as directors.

Effective as of April 1, 2019, Arthur Y. Elliott, Ph.D. resigned from his position as a member of the Board of Directors. Dr. Elliott did not advise the Company of any disagreement with the Company on any matter relating to its operations, policies or practices. Also, effective as of April 1, 2019, Tom Isett was appointed as a member of the Board to serve as a Class I director. His term as a Class I director will expire at the Corporation’s 2021 annual meeting of stockholders.

Effective as of May 1, 2019, the Company entered into a Statement of Work (the “May 1, 2019 SOW”) pursuant to a Consulting Agreement, dated as of February 22, 2019, between the Company and i.e. Advising, LLC (the “Consultant”). Thomas Isett, a director of the Company, is the Managing Director and sole owner of i.e. Advising, LLC. The Consultant has been retained by the Company as a strategy and management consultant through December 31, 2019, with services to be provided pursuant to statements of work that may be entered into between the Company and Consultant from time to time. The May 1, 2019 SOW has a term from May 1, 2019 to August 31, 2019. The engagement under the May 1, 2019 SOW is being conducted on a retainer basis for Thomas Isett, as the primary engagement resource, at a rate of $40,000 per month, and on a time and materials basis for all other engagement resources provided by Consultant, which are billable at the rate of $85 to $450 per hour.

Director Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for services to the Company during the fiscal year ended June 30, 2019:

Director	Fees Earned or Paid in Cash	Option Awards (1)(2)(3)	Total
General James T. Hill	$39,996	$36,872	$76,868
Glenn Chang	15,000	36,872	51,872
John D. McKey	15,000	36,872	51,872
Philip K. Russell	15,000	36,872	51,872
Arthur Y. Elliot (5)	15,000	36,872	51,872
Seymour Flug	15,000	36,872	51,872
Thomas F. Isett 3rd (4)	30,000	36,872	66,872
	$144,996	$258,104	$403,100

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

(2)	All directors except for Mr. Isett received Replacement Options. There was no increase in the incremental fair value related to the repricing and other material modifications of previously held option awards.

(3)	The aggregate number of stock options outstanding for each non-employee director was as follows as of August 26, 2019: Gen. Hill 86,750, Mr. Chang 86,750, Mr. McKey 94,250, Dr. Russell 84,500, Mr. Flug 75,500 and Mr. Isett 50,000. None of the options are vested.

(4)	Does not include fees paid to i.e. Advising, LLC. See “Item 13 – Certain Relationships and Related Transactions and Director Independence” below for additional information.

(5)	Effective as of April 1, 2019, Arthur Y. Elliott, Ph.D. resigned from his position as a member of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of August 26, 2019:

·	each person who is known by us to be the beneficial owner of 5% or more of our outstanding common stock;

·	each of our directors including our chief executive officer;

·	each of our other named executive officers; and

·	all of our current executive officers and directors as a group.

Except as otherwise noted in the footnotes below, to our knowledge, each of the persons named in this table has sole voting and investment power with respect to the securities indicated as beneficially owned.

	Number of		Percent of
	Shares		Shares
	Beneficially		Beneficially
Name and Address of Beneficial Owner (1)	Owned (2)		Owned (2)
5% Stockholders
Eastern Capital Limited	14,507,734	(3)	48.0%
Lincoln Park Capital / Joshua Scheinfeld	2,874,444	(4)	11.9%
LH Financial Services Corp.	1,944,444	(5)	8.0%
Iroquois Capital Management, LLC	1,666,666		6.9%

Directors
Robert B. Kay	103,096	(6)	0.4%
Glenn Chang	1,215	(7)	* %
Thomas F. Isett 3rd	-	(8)	-%
John McKey, Jr.	48,656	(9)	0.2%
Seymour Flug	-	(10)	-%
General James T. Hill	1,500	(11)	* %
Philip K. Russell, M.D.	-	(12)	-%

Other Executive Officers
Robert L. Erwin	-	(13)	-%
Terence E. Ryan, Ph.D.	-	(14)	-%
James Mullaney	-	(15)	-%

All current directors and executive officers as a group (10 persons)	154,467	(16)	0.6%

*	Ownership percentage less than 0.1%

(1)	The address of Eastern Capital Limited (“Eastern”) is Box 31363, Grand Cayman, E9 KY1 1206. The address of Lincoln Park Capital is c/o Lincoln Park Capital Fund, LLC, 440 North Wells Street, Suite 410, Chicago, IL 60654. The address of LH Financial Services Corp. is 150 Central Park South, New York, NY 10019. The address of Iroquois Capital Management, LLC is 641 Lexington Avenue, New York, NY 10022. The address of each of our directors and executive officers is c/o iBio, Inc., 600 Madison Avenue, Suite 1601, New York, New York 10022-1737.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of our common stock. On August 26, 2019, there were 24,152,455 shares of common stock outstanding. Shares of common stock issuable under stock options that are exercisable within 60 days after August 26, 2019 are deemed outstanding and are included for purposes of computing the number of shares owned and percentage ownership of the person holding the option but are not deemed outstanding for computing the percentage ownership of any other person.

(3)	Includes (i) 8,457,734 shares of common stock and (ii) 6,050,000 shares of common stock underlying convertible Series B Preferred. Does not include 377,778 shares of common stock underlying convertible Series B Preferred as Eastern Capital Limited is limited to beneficial ownership of 48% by agreement.

(4)	Includes (i) 500,000 shares of common stock held by Mr. Scheinfeld, and (ii) 2,374,444 shares of common stock held by Lincoln Park Capital, of which Mr. Scheinfeld is the managing manager.

(5)	Includes (i) 1,777,777 shares of common stock and (ii) 166,667 shares of common stock underlying Series A Convertible Preferred.

(6)	Includes (i) 21,133 shares of common stock and (ii) 81,963 shares of common stock held by EVJ LLC, of which Mr. Kay is the manager. Does not include 357,500 shares of common stock underlying stock options held by Mr. Kay that have yet to vest.

(7)	Does not include 86,750 shares of common stock underlying stock options that have yet to vest.

(8)	Does not include 50,000 shares of common stock underlying stock options that have yet to vest.

(9)	Does not include 94,250 shares of common stock underlying stock options that have yet to vest.

(10)	Does not include 75,500 shares of common stock underlying stock options that have yet to vest.

(11)	Does not include 86,750 shares of common stock underlying stock options that have yet to vest.

(12)	Does not include 84,500 shares of common stock underlying stock options that have yet to vest.

(13)	Does not include 232,500 shares of common stock underlying stock options that have yet to vest.

(14)	Does not include 22,500 shares of common stock underlying stock options that have yet to vest.

(15)	Does not include 11,250 shares of common stock underlying stock options that have yet to vest.

(16)	Does not include 1,101,500 shares of common stock underlying stock options that have yet to vest.

Equity Compensation Plans

The following table provides information regarding the status of the 2018 Plan at June 30, 2019:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the previous columns)
Equity compensation plan approved by stockholders	1,346,519	$1.45	2,153,481

Equity compensation plans not approved by stockholders	—	—	—

Total	1,346,519	$1.45	2,153,481

Item 13. Certain Relationships and Related Transactions and Director Independence.

Director Independence

Our board of directors has determined that Messrs. Chang, Flug, and McKey, Dr. Russell and General Hill are each “independent directors” as such term is defined in Section 803 of the NYSE American Company Guide. Based on Mr. Isett’s services provided to the Company pursuant to the Consulting Agreement and related May 1, 2019 SOW between the Company and Consultant, the board of directors has not determined that Mr. Isett is an “independent director”.

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

As of the date of the filing of this report, Eastern beneficially owned approximately 48% of our outstanding shares of common stock.

Eastern does not have a right to appoint a director designee or any other special rights with respect to our management and affairs aside from its ability to vote the shares of common stock that it owns as it determines. Eastern has not been granted any board, management or special voting rights in connection with the transactions contemplated in the Purchase Agreements.

Capital Lease with Largest Stockholder

In connection with the joint venture, an affiliate of Eastern (the “Sublandord”) granted iBio CDMO a 34-year capital lease of a 139,000-square foot Class A life sciences building in Bryan, Texas located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Sublandlord granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by a capital lease agreement entitled the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Sublandlord (the “Sublease”). The 34-year term of the Sublease may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the Sublease. Under the Sublease, iBio CDMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index. The base rent under the Sublandlord’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. iBio CDMO is responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease. General and administrative expenses related to the Sublease were approximately $1,051,000 and $852,000 for 2019 and 2018, respectively. Interest expense incurred under the capital lease obligation amounted to $1,900,000 and $1,915,000 for 2019 and 2018, respectively.

Director Consulting Agreement

Effective as of May 1, 2019, the Company entered into a Statement of Work (the “May 1 2019 SOW”) pursuant to a Consulting Agreement, dated as of February 22, 2019, between the Company and i.e. Advising, LLC (the “Consultant”). Mr. Isett is the Managing Director and sole owner of the Consultant. The Consultant has been retained by the Company as a strategy and management consultant through December 31, 2019, with services to be provided pursuant to statements of work that may be entered into between the Company and Consultant from time to time. The May 1, 2019 SOW has a term from May 1, 2019 to August 31, 2019. The engagement under the May 1, 2019 SOW is being conducted on a retainer basis for Mr. Isett, as the primary engagement resource, at a rate of $40,000 per month, and on a time and materials basis for all other engagement resources provided by Consultant, which are billable at the rate of $85.00 to $450 per hour. Consulting expenses totaled $168,348 in 2019.

On April 1, 2019, the Company appointed Mr. Isset to its Board of Directors.

Research and Development Services Vendor

In January 2012, the Company entered into an agreement with Novici in which iBio’s President is a minority stockholder. Novici performs technology development services for iBio, including laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. The accounts payable balance includes amounts due to Novici of approximately $65,000 and $181,000 at June 30, 2019 and 2018, respectively. Research and development expenses related to Novici were approximately $954,000 and $877,000 for 2019 and 2018, respectively.

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

Historical Relationship with Integrated BioPharma

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

Indemnification. In general, under the indemnification and insurance matters agreement, we agreed to indemnify Integrated BioPharma, its affiliates and each of its and their respective directors, officers, employees, agents and representatives from all liabilities that arise from:

·	any breach by us of the separation and distribution agreement or any ancillary agreement;

·	any of our liabilities reflected on our consolidated balance sheets included in the information statement relating to the spin-off;

·	our assets or businesses;

·	the management or conduct of our assets or businesses;

·	the liabilities allocated to or assumed by us under the separation and distribution agreement, the indemnification and insurance matters agreement or any of the other ancillary agreements;

·	various on-going litigation matters in which we are named defendant, including any new claims asserted in connection with those litigations, and any other past or future actions or claims based on similar claims, facts, circumstances or events, whether involving the same parties or similar parties, subject to specific exceptions;

·	claims that are based on any violations or alleged violations of U.S. or foreign securities laws in connection with transactions arising after the distribution relating to our securities and the disclosure of financial and other information and data by us or the disclosure by Integrated BioPharma as part of the distribution of our financial information or our confidential information; or

·	any actions or claims based on violations or alleged violations of securities or other laws by us or our directors, officers, employees, agents or representatives, or breaches or alleged breaches of fiduciary duty by our board of directors, any committee of our board or any of its members, or any of our officers or employees.

Integrated BioPharma agreed to indemnify us and our affiliates and our directors, officers, employees, agents and representatives from all liabilities that arise from:

·	any breach by Integrated BioPharma of the separation and distribution agreement or any ancillary agreement;

·	any liabilities allocated to or to be retained or assumed by Integrated BioPharma under the separation and distribution agreement, the indemnification and insurance matters agreement or any other ancillary agreement;

·	liabilities incurred by Integrated BioPharma in connection with the management or conduct of Integrated BioPharma’s businesses; and

·	various ongoing litigation matters to which we are not a party.

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

Item 14. Principal Accountant Fees and Services.

The following table represents aggregate fees billed to us by CohnReznick:

	For the Year Ended June 30,
	2019	2018
Audit Fees	$164,000	$159,507
Audit-related Fees	—	—
Tax Fees	—	—
Other Fees	6,865	70,244
Total Fees	$170,865	$229,751

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees we paid CohnReznick for professional services for the audit of our financial statements included in our Annual Reports on Form 10-K, review of our financial statements included in our Quarterly Reports on Form 10-Q and services normally provided in connection with statutory and regulatory filings or engagements, consents and assistance with and review of our documents filed with the Securities and Exchange Commission.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee has determined that the rendering of the services other than audit services by CohnReznick is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits and Index

(1)	A list of the financial statements filed as part of this report is set forth in the index to financial statements at page F-1 and is incorporated herein by reference.

(2)	An index of exhibits incorporated by reference or filed with this Report is provided below:

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 29, 2017, by and between iBio, Inc. and Aegis Capital Corp.(1)
1.2	Amended and Restated Underwriting Agreement, dated November 30, 2017, between iBio, Inc. and Aegis Capital Corp. (2)
1.3	Underwriting Agreement, dated June 21, 2018, by and between iBio, Inc. and A.G.P./Alliance Global Partners (3)
3.1	Certificate of Incorporation of the Company (17)
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (4)
3.3	First Amended and Restated Bylaws of the Company (5)
3.4	Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (6)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of iBio, Inc.(7)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of iBio, Inc.(7)
4.1	Form of Common Stock Certificate (8)
4.2	Registration Rights Agreement, dated July 24, 2017, between iBio, Inc. and Lincoln Park Capital Fund, LLC (9)
10.1	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (10)
10.2	Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (11)+
10.3	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 3,500,000 (pre-split) shares of common stock (12)
10.4	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 6,500,000 (pre-split) shares of common stock (12)
10.5	Amendment, dated June 26, 2018, to Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 6,500,000 (pre-split) shares of common stock (7)
10.6	Amended and Restated Limited Liability Company Operating Agreement of iBio CDMO LLC, dated January 13, 2016, between the Company, Bryan Capital Investors LLC and iBio CDMO LLC (13)
10.7	License Agreement, dated January 13, 2016, between the Company and iBio CDMO LLC (13)
10.8	Sublease Agreement, dated January 13, 2016, between College Station Investors LLC and iBio CDMO LLC (13)
10.9	Exchange Agreement, dated February 23, 2017, between iBio, Inc. and Bryan Capital Investors LLC (14)
10.10	Amendment No. 1, dated February 23, 2017, to the Amended and Restated Limited Liability Company Agreement of iBio CDMO LLC, dated January 13, 2016, between iBio, Inc. and Bryan Capital Investors LLC (14)
10.11	Offer Letter, dated December 30, 2016, between iBio, Inc. and James P. Mullaney (15)
10.12	Purchase Agreement, dated July 24, 2017, between iBio, Inc. and Lincoln Park Capital Fund, LLC (9)
10.13	2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (*)
10.14	Form of Directors and Officer Indemnification Agreement (16)
21	Subsidiaries of Registrant *
23.1	Consent of Independent Registered Public Accounting Firm *
31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 8-K filed with the SEC on November 29, 2017 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (Commission File No. 001-35023).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2018 (Commission File No. 001-35023).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2018 (Commission File No. 001-35023).
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (Commission File No. 001-35023).
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2018 (Commission File No. 001-35023).
(8)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on July 11, 2008 (Commission File No. 000-53125).
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017 (Commission File No. 001-35023).
(10)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on June 18, 2008 Commission File No. 000-53125).
(11)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 30, 2013 (Commission File No. 001-35023).
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2016 (Commission File No. 000-35023).
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 22, 2016 (Commission File No. 001-35023).
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (Commission File No. 001-35023).
(15)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2017 (Commission File No. 001-35023).
(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019 (Commission File No. 001-35023)
(17)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018 (Commission File No. 001-35023).
*	Filed herewith.
+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBio, Inc.
(Registrant)

Dated: August 26, 2019	/s/Robert B. Kay
Robert B. Kay
Executive Chairman and Chief Executive Officer
(Principal Executive Officer)

Dated: August 26, 2019	/s/James P. Mullaney
James P. Mullaney
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Robert B. Kay	Executive Chairman and Chief Executive	August 26, 2019
Robert B. Kay	Officer (Principal Executive Officer)

/s/James P. Mullaney	Chief Financial Officer	August 26, 2019
James P. Mullaney	(Principal Financial Officer and
Principal Accounting Officer)

/s/Glenn Chang	Director	August 26, 2019
Glenn Chang

/s/Seymour Flug	Director	August 26, 2019
Seymour Flug

/s/James T. Hill	Director	August 26, 2019
General James T. Hill, USA (Retired)

/s/Thomas F. Isett 3rd	Director	August 26, 2019
Thomas F. Isett 3rd /s/John D. McKey, Jr.	Director	August 26, 2019
John D. McKey, Jr.

/s/Philip K. Russell	Director	August 26, 2019
Philip K. Russell, M.D.

[This page intentionally left blank.]

Annual Financial Statements

iBio, Inc.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of iBio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iBio, Inc. and Subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and negative cash flows from operating activities for the years ended June 30, 2019 and 2018 and has an accumulated deficit as of June 30, 2019. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Roseland, New Jersey

August 26, 2019

iBio, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30, 2019	June 30, 2018

Assets
Current assets:
Cash	$4,421	$15,934
Accounts receivable - trade	97	75
Prepaid expenses and other current assets	290	276
Total Current Assets	4,808	16,285

Fixed assets, net of accumulated depreciation	24,380	25,152
Intangible assets, net of accumulated amortization	1,374	1,620
Security deposit	24	26
Total Assets	$30,586	$43,083

Liabilities and Equity
Current liabilities:
Accounts payable (related party of $65 and $189 as of June 30, 2019 and 2018, respectively)	$1,001	$790
Accrued expenses (related party of $699 and $789 as of June 30, 2019 and 2018, respectively)	965	1,048
Capital lease obligation - current portion	213	197
Contract liabilities	1,279	-
Total Current Liabilities	3,458	2,035

Capital lease obligation - net of current portion	24,671	24,884

Total Liabilities	28,129	26,919

Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Preferred stock - no par value; 1,000,000 shares authorized;
iBio CMO Preferred Tracking Stock; 1 share authorized, issued and outstanding as of both June 30, 2019 and 2018	-	-
Series A Convertible Preferred Stock - $1,000 stated value; 6,300 shares authorized; 3,987 and 6,210 shares issued and outstanding as of June 30, 2019 and 2018, respectively	-	-
Series B Convertible Preferred Stock - $1,000 stated value; 5,785 shares authorized; 5,785 shares issued and outstanding as of both June 30, 2019 and 2018, respectively	-	-
Common stock - $0.001 par value; 275,000,000 shares authorized; 20,152,458 and 16,040,126 shares issued and outstanding as of June 30, 2019 and 2018, respectively	20	16
Additional paid-in capital	108,295	104,408
Accumulated other comprehensive loss	(31)	(30)
Accumulated deficit	(105,821)	(88,228)
Total iBio, Inc. Stockholders’ Equity	2,463	16,166
Noncontrolling interest	(6)	(2)
Total Equity	2,457	16,164
Total Liabilities and Equity	$30,586	$43,083

Share and per share data have been adjusted for all periods presented to reflect the one-for-ten reverse stock split effective June 8, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, except per share amounts)

	Years Ended
	June 30,
	2019	2018

Revenues	$2,018	$444

Operating expenses:
Research and development (related party of $954 and $877), net of grant income of $37 and $44	5,474	3,986
General and administrative (related party of $1,051 and $942)	12,332	10,685
Total operating expenses	17,806	14,671

Operating loss	(15,788)	(14,227)

Other income (expense):
Interest expense - related party	(1,900)	(1,915)
Interest income	75	15
Royalty income	16	19

Total other income (expense)	(1,809)	(1,881)

Consolidated net loss	(17,597)	(16,108)
Net loss attributable to noncontrolling interest	4	3
Net loss attributable to iBio, Inc.	(17,593)	(16,105)
Preferred stock dividends	(260)	(260)
Net loss available to iBio, Inc.	$(17,853)	$(16,365)

Comprehensive loss:
Consolidated net loss	$(17,597)	$(16,108)
Other comprehensive loss - foreign currency translation adjustments	(1)	(1)

Comprehensive loss	$(17,598)	$(16,109)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.94)	$(1.54)

Weighted-average common shares outstanding - basic and diluted	18,926	10,631

Share and per share data have been adjusted for all periods presented to reflect the one-for-ten reverse stock split effective June 8, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2019 and 2018

(In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2017	-	$-	8,912	$9	$81,057	$(29)	$(72,123)	$1	$8,915

Sale of common stock	-	-	6,910	7	9,529	-	-	-	9,536

Sale of preferred stock	12	-	-	-	12,085	-	-	-	12,085

Costs to raise capital	-	-	-	-	(1,175)	-	-	-	(1,175)

Commitment fees for issuance of common stock	-	-	120	-	-	-	-	-	-

Cash in lieu for fractional shares	-	-	(2)	(1)	-	-	-	-	(1)

Additional paid-in capital – capital contribution	-	-	-	-	1,093	-	-	-	1,093

Additional paid-in capital – preferred stock	-	-	-	-	1,050	-	-	-	1,050

Conversion of preferred stock to common stock	-	-	100	1	(1)	-	-	-	-

Share-based compensation	-	-	-	-	770	-	-	-	770

Foreign currency translation adjustment	-	-	-	-	-	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	(16,105)	(3)	(16,108)

Balance as of June 30, 2018	12	$-	16,040	$16	$104,408	$(30)	$(88,228)	$(2)	$16,164

Balance as of July 1, 2018	12	$-	16,040	$16	$104,408	$(30)	$(88,228)	$(2)	$16,164

Sales of common stock	-	-	1,500	1	1,349	-	-	-	1,350

Costs to raise capital	-	-	-	-	(159)	-	-	-	(159)

Additional paid-in capital – capital contribution	-	-	-	-	2,459	-	-	-	2,459

Conversion of preferred stock to common stock	(2)	-	2,470	2	(2)	-	-	-	-

Issuance of common stock to underwriters	-	-	142	1	(1)	-	-	-	-

Share-based compensation	-	-	-	-	241	-	-	-	241

Foreign currency translation adjustment	-	-	-	-	-	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	(17,593)	(4)	(17,597)

Balance as of June 30, 2019	10	$-	20,152	$20	$108,295	$(31)	$(105,821)	$(6)	$2,457

Share and per share data have been adjusted for all periods presented to reflect the one-for-ten reverse stock split effective June 8, 2018.

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	June 30,
	2019	2018

Cash flows from operating activities:
Consolidated net loss	$(17,597)	$(16,108)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	241	770
Amortization of intangible assets	322	341
Depreciation	1,427	1,368
Write-off of fixed assets	179	-
Bad debt expense	-	61
Changes in operating assets and liabilities
Accounts receivable – trade	(22)	39
Work in process	-	26
Prepaid expenses and other current assets	(15)	8
Security deposit	1	-
Accounts payable	292	49
Accrued expenses	(82)	124
Contract liabilities	1,279	(158)

Net cash used in operating activities	(13,975)	(13,480)

Cash flows from investing activities:
Additions to intangible assets	(70)	(145)
Purchases of fixed assets	(920)	(934)

Net cash used in investing activities	(990)	(1,079)

Cash flows from financing activities:
Proceeds from sales of preferred and common stock	1,350	21,621
Costs to raise capital	(159)	(1,175)
Proceeds from capital contribution	2,459	1,093
Proceeds from additional paid-in capital – preferred stock	-	1,050
Payment of capital lease obligation	(197)	(183)

Net cash provided by financing activities	3,453	22,406

Effect of exchange rate changes	(1)	(1)

Net increase (decrease) in cash	(11,513)	7,846
Cash - beginning of year	15,934	8,088
Cash - end of year	$4,421	$15,934

Schedule of non-cash activities:
Unpaid intangible assets included in accounts payable	$8	$2
Intangible assets included in accounts payable in prior period, paid in current period	$2	$7
Unpaid fixed assets included in accounts payable	$14	$84
Fixed assets included in accounts payable in prior period, paid in current period	$84	$87
Conversion of preferred stock shares into common stock shares	$2	$-

Supplemental cash flow information:
Cash paid during the year for interest	$1,903	$1,917

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of Business

iBio, Inc. and Subsidiaries (“iBio” or the “Company”) is a biotechnology company focused on using our proprietary technologies and production facilities to provide product development and manufacturing services to clients, collaborators and third-party customers as well as developing and commercializing our own product candidates; and a full-service plant-based expression biologics CDMO equipped to deliver pre-clinical development through regulatory approval, commercial product launch and on-going commercial phase requirements. iBio’s FastPharmingTM expression system, iBio’s proprietary approach to plant-made pharmaceutical (PMP) production, can produce a range of recombinant products including monoclonal antibodies, antigens for subunit vaccine design, lysosomal enzymes, virus-like particles (VLP), blood factors and cytokines, scaffolds, maturogens and materials for 3D bio-printing and bio-fabrication, biopharmaceutical intermediates and others, as well as create and produce proprietary derivatives of pre-existing products with improved properties. We utilize our proprietary technologies and production facilities to provide product development and manufacturing services to clients, collaborators and third-party customers as well as developing our own product candidates.

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

Going Concern

Since our spin-off from Integrated BioPharma, Inc. in August 2008, we have incurred significant losses and negative cash flows from operations. The Company’s net loss was approximately $17.6 million and $16.1 million for the years ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company's accumulated deficit was $105.8 million and it had cash used in operating activities of $14.0 million for the year ended June 30, 2019. As of June 30, 2019, cash on hand totaled approximately $4.4 million which is expected to support the Company's activities at least through September 30, 2019. In the short-term, we are seeking funding to support our activities beyond such date and have engaged an investment banking firm to assist in this regard.

The Company has historically financed its activities through the sale of common stock and warrants. Through June 30, 2019, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies and the development of a proprietary therapeutic product against fibrosis based upon those technologies, advancing its intellectual property, the build-out and recommissioning of its CDMO facility, and general and administrative activities.

As of June 30, 2019, the Company has not completed development of or commercialized any vaccine or therapeutic product candidates. As such, the Company expects to continue to incur significant expenses and operating losses for at least the next year. The Company anticipates that its expenses and losses will increase substantially if the Company:

•	initiates clinical trials of its product candidates;

•	continues the research and development of its product candidates;

•	seeks to discover additional product candidates; and

•	adds operational, financial and management information systems and personnel, including personnel to support its product development and manufacturing efforts.

To become and remain profitable, the Company must succeed in commercializing its technologies, alone or with its licensees, the service offerings provided by its CDMO facility, and in developing and eventually commercializing products that generate significant revenue. In addition, profitability will depend on continuing to attract and retain customers for the development, manufacturing and technology transfer services offered by the Company.

On June 26, 2018, the Company closed on an underwritten public offering with total gross proceeds of approximately $16,000,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 4,350,000 shares of Common Stock at $0.90 per share, (ii) 6,300 shares of Series A Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 7,000,000 shares of Common Stock at $0.90 per share, (iii) 5,785 shares of Series B Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and convertible into an aggregate of 6,427,778 shares of Common Stock at $0.90 per share. The Company granted the underwriters, A.G.P./Alliance Global Partners, a 45-day option to purchase up to an additional 2,666,666 shares of common stock to cover over-allotments, if any. On July 12, 2018, the Company received approximately $1,350,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, from the proceeds of the sale of 1,500,000 over-allotment shares of Common Stock purchased at $0.90 by the underwriter during the 45-day provision.

In addition, in June 2018, iBio established a strategic commercial relationship with CC-Pharming Ltd. of Beijing, China (“CC-Pharming”) for the joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. The first product focus selected pursuant to the Master Joint Development Agreement executed between iBio and CC-Pharming is a therapeutic antibody. During the quarter ending September 30, 2018, iBio received prepayments of approximately $2.9 million from CC-Pharming which it recorded as a contract liability on its balance sheet. In 2019, the Company recognized approximately $1.8 million of the contract liability amounts related to CC-Pharming as revenue.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management's estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At June 30, 2019 and 2018, the Company determined that an allowance for doubtful accounts was not needed.

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

The Company recognized revenue when persuasive evidence of an arrangement existed, delivery occurred, the fee was fixed or determinable, and collectability was reasonably assured. Contract liabilities (deferred revenue) represents billings to a customer to whom the services have not yet been provided.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. In 2019 and 2018, grant income amounted to approximately $37,000 and $44,000, respectively.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both June 30, 2019 and 2018, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. Contract liabilities may also be described as deferred revenue. At both June 30, 2019 and 2018, contract liabilities (or deferred revenue) were $1.279,000 and $0, respectively.

Prior to July 1, 2018, the Company recognized revenue when persuasive evidence of an arrangement existed, delivery occurred, the fee was fixed or determinable, and collectability was reasonably assured. Deferred revenue represents billings to a customer to whom the services have not yet been provided.

The Company’s contract revenue consisted primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company analyzed its agreements to determine whether the elements could be separated and accounted for individually or as a single unit of accounting in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-25, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin 104 “Revenue Recognition.” Allocation of revenue to individual elements that qualified for separate accounting was based on the separate selling prices determined for each component, and total contract consideration was then allocated pro rata across the components of the arrangement. If separate selling prices were not available, the Company used its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors. For the year ended June 30, 2019, the Company did not have any revenue arrangements with multiple deliverables.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. There was no work in process at both June 30, 2019 and 2018, respectively.

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

Assets held under the terms of capital leases are included in fixed assets and are depreciated on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under capital leases are shown within liabilities and are analyzed between amounts falling due within and after one year (see Notes 6 and 10).

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the years ended June 30, 2019 and 2018.

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

Foreign Currency

The Company accounts for foreign currency translation pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.” The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For both 2019 and 2018, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2019 and 2018. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during 2019 and 2018.

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in one financial institution which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At June 30, 2019 and 2018, amounts in excess of insured limits were approximately $3,924,000 and $15,455,000, respectively.

Revenue

CC-Pharming accounted for approximately 92% of revenues in 2019. In 2018, one customer accounted for approximately 54% of revenues.

4.	Recently Issued Accounting Pronouncements

Effective July 1, 2019, the Company will adopt ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) and other associated standards which supersedes existing guidance on accounting for leases in “Leases (Topic 840).”  The new guidance requires a modified retrospective adoption. As such, the Company will recognize right-of-use assets equal to the carrying amounts of the leased assets under Topic 840 and a lease liability measured at the carrying amount of the capital lease obligation under Topic 840. As a result, the adoption of ASU 2016-02 will not have a material effect on the consolidated financial statements of the Company other than for the enhanced disclosures required under Topic 842.

Effective July 1, 2017, the Company adopted ASU 2016-09, " Improvements to Employee Share-Based Payment Accounting " ("ASU 2016-09"). ASU 2016-09 affects entities that issue share-based payment awards to their employees. ASU 2016-09 is designed to simplify several aspects of accounting for share-based payment award transactions which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The Company will continue to estimate forfeitures at each reporting period, rather than electing an accounting policy change to record the impact of such forfeitures as they occur.  The adoption of ASU 2016-09 did not have a significant impact on the Company's consolidated financial statements.

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

Effective April 1, 2018, the Company adopted ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)" (“ASU 2017-11”). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in ASC 470-20, “Debt—Debt with Conversion and Other Options”), including related EPS guidance (in ASC 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of ASC 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect. As a result of the adoption of ASU 2017-11, the Company classified the proceeds received from the sale of its preferred stock as equity (see Note 11).

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

5.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable and accounts payable in the Company's consolidated balance sheets approximated their fair values as of June 30, 2019 and 2018 due to their short-term nature. The carrying values of the capital lease obligation approximated its fair value at June 30, 2019 and 2018 as the interest rate used to discount the lease payments approximated market.

6.	Fixed Assets

iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under a 34-year sublease (the “the Sublease”). See Note 10 for more details of the terms of the Sublease.

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

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	June 30, 2019	June 30, 2018
Facility under capital lease	$20,000	$20,000
Equipment under capital lease	6,000	6,000
Facility improvements	1,449	982
Construction in process	138	-
Medical equipment	1,260	1,038
Office equipment and software	231	404
	29,078	28,424
Accumulated depreciation – assets under capital lease	(4,212)	(3,027)
Accumulated depreciation – other	(486)	(245)
	(4,698)	(3,272)
Net fixed assets	$24,380	$25,152

Depreciation expense was approximately $1,427,000 and $1,368,000 in 2019 and 2018, respectively. Depreciation of the assets under the capital lease amounted to approximately $1,185,000 and $1,222,000 in 2019 and 2018, respectively. In addition, $179,000 of fixed assets were written off in 2019 related to items previously capitalized that have subsequently been removed from service and were included in general and administrative expenses.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during 2019 and 2018.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30, 2019	June 30, 2018
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,560	2,484
	5,660	5,584
Intellectual property – accumulated amortization	(2,399)	(2,243)
Patents – accumulated amortization	(1,887)	(1,721)
	(4,286)	(3,964)
Net intangible assets	$1,374	$1,620

Amortization expense, included in general and administrative expenses, was approximately $322,000 and $341,000 for 2019 and 2018, respectively. The weighted-average remaining life for intellectual property and patents at June 30, 2019 was approximately 4.5 years and 6.3 years, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ending June 30,
2020	$294
2021	273
2022	260
2023	245
2024	149
Thereafter	153
Total	$1,374

8.	Significant Vendors

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates. The accounts payable balance includes amounts due to Novici of approximately $65,000 and $181,000 at June 30, 2019 and 2018, respectively. Research and development expenses related to Novici were approximately $954,000 and $877,000 in 2019 and 2018, respectively.

Fraunhofer

Previously, Fraunhofer had been the Company’s most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below) but expenses have decreased due to changes and a decrease in technology services performed pursuant to the agreement with Fiocruz. The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $75,000 as of both June 30, 2019 and 2018. See Note 16 – Commitments and Contingencies.

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

9.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2019	June 30, 2018
Rent and real estate taxes – related party (see Note 14)	$383	$471
Interest – related party (see Note 14)	316	318
Salaries and benefits	166	133
Other accrued expenses	100	126
Total accrued expenses	$965	$1,048

10.	Capital Lease Obligation

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

In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. Percentage rent amounted to $350,000 and $199,000 in 2019 and 2018, respectively.

Interest expense incurred under the capital lease obligation amounted to $1,900,000 and $1,915,000 in 2019 and 2018, respectively.

Future minimum payments under the capitalized lease obligations are due as follows:

Year ending on June 30:	Principal	Interest	Total
2020	$212,898	$1,887,102	$2,100,000
2021	229,562	1,870,438	2,100,000
2022	247,531	1,852,469	2,100,000
2023	266,906	1,833,094	2,100,000
2024	287,798	1,812,202	2,100,000
Thereafter	23,639,442	30,435,558	54,075,000

Total minimum lease payments	24,884,137	$39,690,863	$64,575,000
Less: current portion	(212,898)
Long-term portion of minimum lease obligations	$24,671,239

11.	Stockholders’ Equity

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

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of June 30, 2019, no dividends have been declared. Accrued dividends total approximately $610,000 and $350,000 at June 30, 2019 and 2018, respectively.

2.	The holders of Preferred Tracking Stock, voting separately as a class, are entitled to approve by the affirmative vote of a majority of the shares of Preferred Tracking Stock outstanding any amendment, alteration or repeal of any of the provisions of, or any other change to, the Certificate of Incorporation of the Company or the Certificate of Designation that adversely affects the rights, powers or privileges of the Preferred Tracking Stock, any increase in the number of authorized shares of Preferred Tracking Stock, the issuance or sale of any additional shares of Preferred Tracking Stock or any securities convertible into or exercisable or exchangeable for Preferred Tracking Stock, the creation or issuance of any shares of any additional class or series of capital stock unless the same ranks junior to the Preferred Tracking Stock, or the reclassification or alteration of any existing security of the Company that is junior to or pari passu with the Preferred Tracking Stock, if such reclassification or alteration would render such other security senior to the Preferred Tracking Stock.

3.	Except as required by applicable law, the holders of Preferred Tracking Stock have no other voting rights.

4.	No dividend may be declared or paid or set aside for payment or other distribution declared or made upon the Company’s common stock and no common stock may be redeemed, purchased or otherwise acquired for any consideration by the Company unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

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

On June 26, 2018, the Company issued 6,300 shares of Series A Preferred as part of a public offering. As the market price of the Company’s common stock was $0.90 on the date of the issuance of the Series A Preferred, no beneficial conversion feature was recognized on the conversion option. During 2019, 2,223 shares of Series A Preferred had been converted into 2,470,000 shares of common stock. In 2018, 90 shares of Series A Preferred were converted into 100,000 shares of common stock. See the section below entitled “Public Offering - Alliance Global Partners” for further information.

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

On June 26, 2018, the Company issued 5,785 shares of Series B Preferred as part of a public offering. Since the market price of the Company’s common stock was $0.90 on the date of the issuance of the Series B Preferred, no beneficial conversion feature was recognized on the conversion option. As of June 30, 2019, no shares of Series B Preferred had been converted into shares of common stock. See the section below entitled “Public Offering - Alliance Global Partners” for further information.

Common Stock

On December 19, 2017, the Company’s stockholders approved an amendment of the Company’s certificate of incorporation increasing the number of authorized shares of its common stock to 275 million. The Company had been authorized to issue up to 175 million shares of common stock. In addition, as of June 30, 2019, the Company had reserved up to 3.5 million shares of common stock for incentive compensation (stock options and restricted stock) and approximately 11 million shares of common stock for the conversion of the Series A Preferred and Series B Preferred. No shares are reserved for the exercise of warrants.

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

Issuances of common stock during 2018 and 2019 are described below.

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

Under the rules of NYSE American, in no event may we issue or sell to Lincoln Park under the Purchase Agreement more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Purchase Agreement (which was approximately 1,781,479 shares based on 8,911,851 shares outstanding immediately prior to the execution of the Purchase Agreement), which limitation we refer to as the Exchange Cap, unless (i) we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) all sales of our common stock to Lincoln Park under the Purchase Agreement are deemed to be at a price equal to or in excess of the greater of book or market value of our common stock, as calculated in accordance with the applicable rules of NYSE American, such that they qualify for an exception to the Exchange Cap limitation under such rules. In any event, the Purchase Agreement specifically provides that we may not issue or sell any shares of our common stock under the Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of NYSE American.

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

During March 2018, the Company sold an additional 60,000 shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement for an aggregate gross purchase price of $121,290. As such, at June 30, 2019, under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to, an additional $14,878,710 of the Company’s common stock. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s option, over the 36-month term of the agreement.

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

Public Offering – A.G.P./Alliance Global Partners (“Alliance”)

On June 26, 2018, the Company completed a public offering of 4,350,000 shares of its common stock, 6,300 shares of Series A Preferred and 5,785 shares of Series B Preferred. The public offering price per share for each of the foregoing securities was as follows: (i) $0.90 per share of common stock; (ii) $1,000 per Series A Preferred share; and (iii) $1,000 per Series B Preferred share. This public offering raised gross proceeds of $16.0 million. The shares of common stock and preferred stock were issued pursuant to an underwriting agreement (the "Underwriting Agreement") entered into between the Company and Alliance. The Company incurred underwriting discounts, commissions and other offering expenses of approximately $854,000 related to closing and completion of this public offering.

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

In 2019, 2,223 shares of Series A Preferred had been converted into 2,470,000 shares of common stock. In 2018, 90 shares of Series A Preferred were converted into 100,000 shares of common stock.

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

	Years ended June 30,
	2019	2018
Basic and diluted numerator:

Net loss attributable to iBio, Inc. stockholders	$(17,593)	$(16,105)
Preferred stock dividends	(260)	(260)
Net loss available to iBio, Inc. stockholders	$(17,853)	$(16,365)

Basic and diluted denominator:

Weighted-average common shares outstanding	18,926	10,631

Per share amount	$(0.94)	$(1.54)

In 2019 and 2018, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of June 30, 2019 and 2018, shares issuable which could potentially dilute future earnings included were as follows.

	Year Ended June 30,
	2019	2018
	(in thousands)
Stock options	1,347	1,365
Series A Preferred	4,430	6,900
Series B Preferred	6,428	6,428
Shares excluded from the calculation of diluted loss per share	12,205	14,693

Share and per share data have been adjusted for all periods presented to reflect the one-for-ten reverse stock split effective June 8, 2018.

13.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Operations (in thousands):

	Year Ended June 30,
	2019	2018
Research and development	$26	$50
General and administrative	215	720
Totals	$241	$770

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

On January 22, 2019, the Company filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule TO defining the terms and conditions of the Option Exchange, whereby the Company was offering eligible employees and non-employee directors (“Eligible Option Holders”) the opportunity to exchange for new options covering a lesser number of shares of the Company's common stock (“Replacement Options”), at a ratio of four-for-three (the “Exchange Ratio”), any options issued by the Company prior to January 22, 2019 that were outstanding under its 2008 Plan that had an exercise price greater than the closing price per share of iBio’s common stock on the NYSE American on the grant date of the Replacement Options (“Eligible Exchange Options”), so that for each four shares of common stock subject to an Eligible Exchange Option, the option holder would receive a Replacement Option to purchase three shares under the 2018 Plan. On February 20, 2019, the completion date of the Option Exchange (the “Replacement Option Grant Date”), the Company canceled the options accepted for exchange and granted 874,310 Replacement Options in exchange for 1,165,750 options issued under the 2008 Plan.

The Replacement Options:

•	have a per-share exercise price of $0.93, which was equal to the closing price per share of the Company’s common stock on the Replacement Option Grant Date;

•	have a five-year term beginning on February 20, 2019 and vest one year later on February 20, 2020. Generally, the Underwater Options had been scheduled to vest over four years following the recipient’s employment start date or the date of grant. As of November 19, 2018, approximately 94% of the shares covered by the Underwater Options already were vested. All other terms and conditions of the new stock options are generally be consistent with the terms and conditions of iBio’s standard time-vesting stock option grants;

•	are of the same type of options as the surrendered options. Eligible Option Holders holding nonqualified stock options received Replacement Options in the form of nonqualified stock options and Eligible Option Holders holding incentive stock options received Replacement Options in the form of incentive stock options; and

•	have the terms and be subject to the conditions as provided for in the 2018 Plan and option award agreement.

The Company had reserved 1,311,332 shares of common stock for the Option Exchange.

Issuances of stock options during 2019 and 2018 were as follows:

Effective April 1, 2019, the Company granted each member of its Board of Directors a stock option agreement under the 2018 Plan whereby each director has the option to purchase 50,000 shares of the Company's common stock at a price of $0.90 per share. The options vest over a period of three years and expire in ten years.

In July 2017 through May 2018, the Company granted stock options to employees to purchase 21,000 shares of common stock. These options vest ratably over a three-year service period, expire ten years from the date of grant, and have a weighted-average exercise price of $3.12 per share.

The following table summarizes all stock option activity during the years ended June 30, 2019 and 2018:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2017	1,354,833	$12.08	5.9	$138
Granted	21,000	$3.12
Forfeited/expired	(11,250)	$4.00
Outstanding as of June 30, 2018	1,364,583	$12.01	4.9	$-
Granted	400,000	$0.90
Issued under Option Exchange	874,310	$0.93
Forfeited/expired/exchanged	(1,292,374)	$12.08
Outstanding as of June 30, 2019	1,346,519	$1.45	6.1	$-
As of June 30, 2019 vested and expected to vest	1,324,467	$1.46	6.1	$-

Exercisable as of June 30, 2019	70,998	$10.94	3.6	$-

The following table summarizes information about options outstanding and exercisable at June 30, 2019:

	Options Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Exercise prices:
$0.93 - $2.03	1,274,435	6.2	$0.92	166
$2.53 - $4.40	12,750	5.1	3.91	11,498
$5.80 - $8.70	33,334	4.5	6.82	33,334
$9.30 - $26.90	22,000	1.8	17.63	22,000
$26.90 - $28.90	4,000	2.0	28.90	4,000
	1,346,519	6.1	$1.45	70,998

The total fair value of stock options that vested during 2019 and 2018 was approximately $57,000 and $972,000, respectively. As of June 30, 2019, there was approximately $376,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.1 years.

The weighted-average grant date fair value of stock options granted during 2019 and 2018 was $0.43 and $2.77 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

	2019	2018
Risk-free interest rate	2.45%	2.15% - 2.94%
Dividend yield	0%	0%
Volatility	97.5%	103.00% - 103.72%
Expected term (in years)	9	9

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.71 as of June 30, 2019, $0.90 as of June 30, 2018, and $3.86 as of June 30, 2017, which would have been received by the option holders had all option holders exercised their options as of that date.

14.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici in which iBio's President is a minority stockholder. See Note 8 for further details.

Agreements with Eastern Capital Limited and its Affiliates.

As more fully discussed in Note 11, the Company entered into two share purchase agreements with Eastern.

Concurrently with the execution of the Purchase Agreements, iBio entered into a contract manufacturing joint venture with an affiliate of Eastern (the “Eastern Affiliate”) to develop and manufacture plant-made pharmaceuticals through iBio CDMO. The Eastern Affiliate contributed $15.0 million in cash to iBio CDMO, for a 30% interest in iBio CDMO. iBio retained a 70% equity interest in iBio CDMO. As the majority equity holder, iBio has the right to appoint a majority of the members of the Board of Managers that manages the iBio CDMO joint venture. Specified material actions by the joint venture require the consent of iBio and the Eastern Affiliate. iBio contributed to the capital of iBio CDMO a royalty bearing license, which grants iBio CDMO a non-exclusive license to use the iBio’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. iBio retains all other rights in its intellectual property, including the right for itself to commercialize products based on its proprietary technologies or to grant licenses to others to do so.

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CDMO the Sublease of a Class A life sciences building in Bryan, Texas, located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at June 30, 2019 and 2018 due to the Second Eastern Affiliate are $701,000 and $789,000, respectively. General and administrative expenses related to Second Eastern Affiliate were approximately $1,051,000 and $852,000 in 2019 and 2018, respectively. Interest expense related to the Second Eastern Affiliate was approximately $1,900,000 and $1,915,000 in 2019 and 2018, respectively. The terms of the sublease are described in Note 10.

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

Departure of Director and Appointment of New Director

Effective April 1, 2019, Arthur Y. Elliott, Ph.D. resigned from his position as a member of the Board of Directors of the Company. Dr. Elliott did not advise the Corporation of any disagreement with the Corporation on any matter relating to its operations, policies or practices. Also, effective April 1, 2019, Thomas F. Isett 3rd ("Isett") was appointed as a member of the Board to serve as a Class I director. Mr. Isett’s term as a Class I director will expire at the Corporation’s 2021 annual meeting of stockholders.

Director Consulting Agreement

Effective as of May 1, 2019, the Company entered into a Statement of Work (the “May 1, 2019 SOW”) pursuant to a Consulting Agreement, dated as of February 22, 2019, between the Company and i.e. Advising, LLC (the “Consultant”). Thomas Isset, a director of the Company, is the Managing Director and sole owner of the Consultant. The Consultant has been retained by the Company as a strategy and management consultant through December 31, 2019, with services to be provided pursuant to statements of work that may be entered into between the Company and Consultant from time to time. The May 1, 2019 SOW has a term from May 1, 2019 to August 31, 2019. The engagement under the May 1, 2019 SOW is being conducted on a retainer basis for the director, as the primary engagement resource, at a rate of $40,000 per month, and on a time and materials basis for all other engagement resources provided by Consultant, which are billable at the rate of $85.00 to $450 per hour. Consulting expenses totaled $168,348 in 2019.

15.	Income Taxes

The components of net loss consist of the following (in thousands):

	For the Years Ended June 30,
	2019	2018
United States	$(17,576)	$(16,076)
Brazil	(21)	(32)
Total	$(17,597)	$(16,108)

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	For the Years Ended June 30,
	2019	2018
Current – Federal, state and foreign	$-	$-
Deferred – Federal	(3,690)	3,318
Deferred – State	(990)	943
Deferred – Foreign	-	(8)
Total	(4,680)	4,253
Change in valuation allowance	4,680	(4,253)
Income tax expense	$-	$-

The Company has deferred income taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss	$21,427	$15,652
Share-based compensation	2,236	2,211
Research and development tax credits	1,534	1,404
Suspended losses in iBio CDMO	-	1,223
Basis in iBio CDMO	687	678
Intangible assets	(233)	(202)
Vacation accrual and other	19	24
Valuation allowance	(25,670)	(20,990)
Total	$-	$-

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

U.S. Federal and state net operating losses of approximately $87.7 million and $50.5 million, respectively, are available to the Company as of June 30, 2019 and will expire at various dates through 2038. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company pursuant to Internal Revenue Code Section 382, though the Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. The Company has a research and development credit carryforward of approximately $1.5 million at June 30, 2019. In addition, the Company has foreign net operating losses totaling approximately $128,000 with no expiration date.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended June 30,
	2019	2018
Statutory federal income tax rate	21%	21%
State (net of federal benefit)	6%	6%
Research and development tax credit	1%	1%
Permanent differences	-%	-%
Reclassification of incentive stock options to non-qualifying	-%	-%
Change in federal rate	-%	(56)%
Change in valuation allowance	(28)%	28%
Effective income tax rate	-%	-%

The Company has not been audited in connection with income taxes. iBio files U.S. Federal and state income tax returns subject to varying statutes of limitations. The 2015 through 2018 tax returns generally remain open to examination by U.S. Federal authorities and by state tax authorities. In addition, the 2016 through 2019 Brazilian federal tax returns remain open to examination by Brazil’s federal tax authorities.

In December 2017, the United States Government passed new tax legislation that, among other provisions, lowers the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income the Company may have, the legislation affects the way the Company can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on the Company's balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the balance sheet. However, when we become profitable, we will receive a reduced benefit from such deferred tax assets. The effect of the legislation resulted in a reduction in deferred tax assets and the corresponding valuation allowance of approximately $9.1 million in Fiscal 2018.

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

University of Pittsburgh (“UP”)

On January 14, 2014 (the “Effective Date”), the Company entered into an exclusive worldwide License Agreement (“LA”) with UP covering all of the U.S. and foreign patents and patent applications and related intellectual property owned by UP pertinent to the use of endostatin peptides for the treatment of fibrosis. The Company paid an initial license fee of $20,000 and is required to pay all of UP’s patent prosecution costs that were incurred prior to, totaling $30,627, and subsequent to the effective date of the agreement. On each anniversary date the Company is to pay license fees ranging from $25,000 to $150,000 for the first five years and $150,000 on each subsequent anniversary date until the first commercial sale of the licensed technology. Beginning with commercial sales of the technology or approval by the FDA or foreign equivalent, the Company will be required to pay milestone payments, royalties and a percentage of any non-royalty sublicense income to UP.

In 2019 and 2018, the Company incurred licensing fees totaling $157,000 and $104,000, respectively.

University of Natural Resources and Life Sciences, Vienna

On March 1, 2019, the Company entered into a non-exclusive license agreement with the University of Natural Resources and Life Sciences, Vienna, whereby the Company obtained a non-transferable license for certain technical information and biological materials related to certain Nicotiana benthamiana plans with modified N-glycosylation. The license agreement is set to expire on December 11, 2019. In 2019, the Company incurred licensing fees totaling $33,900.

Lease – Bryan, Texas

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas from the Second Eastern Affiliate under the Sublease. See Note 10 for more details of the sublease.

The base rent is subject to increase annually in accordance with increases in the CPI. The Company incurred rent expense of approximately $129,000 and $39,000 in 2019 and 2018, respectively, related to the increases in the CPI.

Lawsuits

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer CMB’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with the Company. On September 16, 2015, the Company voluntarily dismissed its action against Yusibov, without prejudice, and thereafter on September 29, 2015, the Company filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with the Company and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case – the scope of iBio’s ownership of the technology developed or held by Fraunhofer – before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. Fraunhofer filed an answer and counterclaims in March 2017, but in May 2017, Fraunhofer obtained new counsel, and with iBio’s agreement (as a matter of procedure), filed an amended answer and amended counterclaims in July 2017.  The Company replied to those counterclaims on August 9, 2017. In November 2017, the Company engaged new counsel to further lead its litigation efforts, and on November 3, 2017, the Company filed a separate Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer (the “Second Complaint”). The Second Complaint follows iBio’s pending litigation filed in March 2015, described above, against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer. On December 10, 2018, the Delaware Chancery Court dismissed the Second Complaint filed against Fraunhofer-Gesellschaft, the European unit of Fraunhofer, as untimely filed. The dismissal of the Second Complaint has no effect on the action against the U.S. unit of Fraunhofer.

The Company and Fraunhofer have continued to proceed with discovery. The Company is unable to predict the further outcome of this action at this time.

17.	Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. Employer contributions made to the Plan totaled approximately $126,000 and $38,000 in 2019 and 2018, respectively.

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

Year Ended June 30, 2019 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$2,018	$-	$-	$2,018
Revenues - intersegment	1,465	1,995	(3,460)	-
Research and development	4,344	3,164	(2,034)	5,474
General and administrative	4,297	9,461	(1,426)	12,332
Operating loss	(5,158)	(10,630)	-	(15,788)
Interest expense	-	(1,900)	-	(1,900)
Interest and other income	79	12	-	91
Consolidated net loss	(5,079)	(12,518)	-	(17,597)
Total assets	37,442	6,399	(13,255)	30,586
Fixed assets, net	2	24,378	-	24,380
Intangible assets, net	1,374	-	-	1,374
Depreciation expense	2	1,425	-	1,427
Amortization of intangible assets	322	-	-	322

Year Ended June 30, 2018 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$407	$37	$-	$444
Revenues - intersegment	1,329	461	(1,790)	-
Research and development	2,470	1,943	(427)	3,986
General and administrative	4,547	7,460	(1,322)	10,685
Operating loss	(5,281)	(8,946)	-	(14,227)
Interest expense	-	(1,915)	-	(1,915)
Interest and other income	28	6	-	34
Consolidated net loss	(5,253)	(10,855)	-	(16,108)
Total assets	36,986	18,879	(12,782)	43,083
Fixed assets, net	5	25,147	-	25,152
Intangible assets, net	1,620	-	-	1,620
Depreciation expense	3	1,365	-	1,368
Amortization of intangible assets	341	-	-	341

19.	Notices of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On January 4, 2018, the Company received notification from the NYSE American LLC (“NYSE American” or the “Exchange”) pursuant to Section 1003(f)(v) of the NYSE American’s Company Guide (“Company Guide”) that, due to the Company’s current low selling share price, the Company’s continued listing on the NYSE American was predicated on our effecting a reverse stock split or otherwise demonstrating sustained improvement in our share price within a reasonable period of time, which the NYSE American had determined to be no later than July 5, 2018.

On April 23, 2018, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio to be determined by the Company's Board of Directors in a range not less than one-for-two (1:2) and not greater than one-for-ten (1:10).

On May 23, 2018, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-ten (1:10) shares of the Company's common stock. As a result of the reverse stock split, every ten (10) shares of the Company's common stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options. The reverse stock split did not affect the par value of the Company’s common stock or the shares of common stock the Company is authorized to issue under its Certificate of Incorporation, as amended. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. The effective date of the reverse stock split was June 8, 2018. On July 5, 2018, the Company received a letter from NYSE American informing the Company that it had resolved the deficiency with respect to low selling price, described in Section 1003(f)(v) of the Company guide and was back in compliance. On June 30, 2019, the closing price of the Company’s common stock was $0.71.

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

As of June 30, 2019, the Company’s stockholders’ equity balance is $2.5 million. In order to maintain its listing with NYSE American, the Company must remain in compliance with the continued listing standards as set forth in Section 1003(a)(iii) of the Company Guide, which applies if a listed company has stockholders’ equity of less than $6,000,000 and has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Based on the June 30, 2019, stockholders’ equity balance of $2.5 million and related net losses in its five most recent fiscal years, the Company is below the Exchange compliance requirement with Section 1003(a)(iii).

The Company expects to regain compliance by raising funds through the sale of additional equity or other securities. The Company cannot be certain that any such funding will be available on favorable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If the Company is unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and the Company may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of its proprietary technologies; b) seek collaborators for its technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that it would otherwise seek to develop or commercialize; or d) possibly cease operations.

In addition, the Company expects revenues related to its CDMO core services offering and potential commercialization of its technologies and the potential development and eventual commercialization of proprietary pipeline products. The Company cannot be certain it will succeed in these activities and may never generate revenues that are significant or large enough to achieve profitability.

20.	Subsequent Events

On July 11, 2019, one of the holders of the Series A Convertible Preferred Stock converted 45 shares into 50,000 shares of the Company’s common stock.

On August 20, 2019, several holders of the Series A Convertible Preferred Stock converted 3,600 shares into approximately 4.0 million shares of the Company’s common stock.

