Form 10-Q
period 2019-09-30
iBio, Inc.
filed 2019-11-14
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Ticker symbol(s)	Name of each exchange on which registered
Common Stock	IBIO	NYSE American

Shares of Common Stock outstanding as of November 12, 2019:           31,927,455

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	September 30, 2019	June 30, 2019
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$2,103	$4,421
Accounts receivable - trade	75	97
Prepaid expenses and other current assets	183	290
Total Current Assets	2,361	4,808

Finance lease right-of-use assets, net of accumulated amortization	28,862	-
Fixed assets, net of accumulated depreciation	2,594	24,380
Intangible assets, net of accumulated amortization	1,323	1,374
Security deposit	24	24
Total Assets	$35,164	$30,586

Liabilities and Equity (Deficiency)
Current liabilities:
Accounts payable (related party of $109 and $125 as of September 30, 2019 and June 30, 2019, respectively)	$661	$1,001
Accrued expenses (related party of $846 and $699 as of September 30, 2019 and June 30, 2019, respectively)	1,175	965
Finance lease obligation – current portion	139	-
Capital lease obligation – current portion	-	213
Contract liabilities	2,894	1,279
Total Current Liabilities	4,869	3,458

Finance lease obligation – net of current portion	32,235	-
Capital lease obligation - net of current portion	-	24,671

Total Liabilities	37,104	28,129

Commitments and Contingencies

Equity (Deficiency)
iBio, Inc. Stockholders’ Equity (Deficiency):
Preferred stock – no par value; 1,000,000 shares authorized; iBio CMO Preferred Tracking Stock; 1 share authorized, issued and outstanding as of both September 30, 2019 and June 30, 2019	-	-
Series A Convertible Preferred Stock - $1,000 stated value; 6,300 shares authorized; 387 and 3,987 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	-	-
Series B Convertible Preferred Stock - $1,000 stated value; 5,785 shares authorized; 5,785 shares issued and outstanding as of both September 30, 2019 and June 30, 2019	-	-
Common stock - $0.001 par value; 275,000,000 shares authorized; 24,152,455 and 20,152,458 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	24	20
Additional paid-in capital	108,359	108,295
Accumulated other comprehensive loss	(32)	(31)
Accumulated deficit	(110,284)	(105,821)
Total iBio, Inc. Stockholders’ Equity (Deficiency)	(1,933)	2,463
Noncontrolling interest	(7)	(6)
Total Equity (Deficiency)	(1,940)	2,457
Total Liabilities and Equity (Deficiency)	$35,164	$30,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in Thousands, except per share amounts)

	Three Months Ended
	September 30,
	2019	2018
Revenues	$108	$45

Operating expenses:
Research and development (related parties of $97 and $259)	977	1,124
General and administrative (related parties of $321 and $238)	2,986	2,871
Total operating expenses	3,963	3,995

Operating loss	(3,855)	(3,950)

Other income (expense):
Interest expense -related party	(620)	(476)
Interest income	4	21
Royalty income	7	6

Total other income (expense)	(609)	(449)

Consolidated net loss	(4,464)	(4,399)
Net loss attributable to noncontrolling interest	1	1
Net loss attributable to iBio, Inc.	(4,463)	(4,398)
Preferred stock dividends	(66)	(66)
Net loss available to iBio, Inc.	$(4,529)	$(4,464)

Comprehensive loss:
Consolidated net loss	$(4,464)	$(4,399)
Other comprehensive loss - foreign currency translation adjustments	(1)	(1)

Comprehensive loss	$(4,465)	$(4,400)

Loss per common share attributable to iBio, Inc. stockholders – basic and diluted	$(0.21)	$(0.25)

Weighted-average common shares outstanding – basic and diluted	21,923	17,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Deficiency)

Three Months Ended September 30, 2019 and 2018

(Unaudited; In thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2019	10	$-	20,152	$20	$108,295	$(31)	$(105,821)	$(6)	$2,457

Conversion of preferred stock to common stock	(4)	-	4,000	4	(4)	-	-	-	-

Share-based compensation	-	-	-	-	68	-	-	-	68

Foreign currency translation adjustment	-	-	-	-	-	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	(4,463)	(1)	(4,464)

Balance as of September 30, 2019	6	$-	24,152	$24	$108,359	$(32)	$(110,284)	$(7)	$(1,940)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2018	12	$-	16,040	$16	$104,408	$(30)	$(88,228)	$(2)	$16,164

Sale of common stock	-	-	1,500	1	1,349	-	-	-	1,350

Costs to raise capital	-	-	-	-	(159)	-	-	-	(159)

Conversion of preferred stock to common stock	(1)	-	797	1	(1)	-	-	-	-

Share-based compensation	-	-	-	-	73	-	-	-	73

Foreign currency translation adjustment	-	-	-	-	-	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	(4,398)	(1)	(4,399)

Balance as of September 30, 2018	11	$-	18,337	$18	$105,670	$(31)	$(92,626)	$(3)	$13,028

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Three Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Consolidated net loss	$(4,464)	$(4,399)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	68	73
Amortization of intangible assets	77	83
Amortization of finance lease right-of-use assets	415	-
Depreciation of fixed assets	66	360
Changes in operating assets and liabilities:
Accounts receivable - trade	22	(44)
Prepaid expenses and other current assets	107	70
Accounts payable	(403)	(16)
Accrued expenses	210	77
Contract liabilities	1,615	3,018

Net cash used in operating activities	(2,287)	(778)

Cash flows from investing activities:
Additions to intangible assets	(30)	(15)
Purchases of fixed assets	-	(274)

Net cash used in investing activities	(30)	(289)

Cash flows from financing activities:
Payment of finance/capital lease obligation	-	(48)
Proceeds from sales of preferred and common stock	-	1,350
Costs to raise capital	-	(159)

Net cash provided by financing activities	-	1,143

Effect of exchange rate changes	(1)	-

Net increase (decrease) in cash	(2,318)	76
Cash - beginning of period	4,421	8,088
Cash - end of period	$2,103	$8,164

Schedule of non-cash activities:
Increase in ROU assets under ASC 842	$7,489	$-
Unpaid intangible assets included in accounts payable	$4	$3
Intangible assets included in accounts payable in prior period, paid in current period	$8	$2
Unpaid fixed assets included in accounts payable	$67	$-
Fixed assets included in accounts payable in prior period, paid in current period	$-	$85
Conversion of preferred stock into common stock	$4	$1

Supplemental cash flow information:
Cash paid during the period for interest	$525	$477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

iBio is a full-service plant-based expression biologics contract development and manufacturing organization (“CDMO”) equipped to deliver pre-clinical development through regulatory approval, commercial product launch and on-going commercial phase requirements. iBio’s FastPharmingTM expression system, iBio’s proprietary approach to plant-made pharmaceutical (“PMP”) production, can produce a range of recombinant products including monoclonal antibodies, antigens for subunit vaccine design, lysosomal enzymes, virus-like particles (“VLP”), blood factors and cytokines, scaffolds, maturogens and materials for 3D bio-printing and bio-fabrication, biopharmaceutical intermediates and others, as well as create and produce proprietary derivatives of pre-existing products with improved properties. iBio utilizes its proprietary technologies and production facilities to provide product development and manufacturing services to clients, collaborators and third-party customers as well as developing its own product candidates.

iBio’s FastPharming™ platform includes transient transfection of plants and the use of transgenic plants for biologics development and manufacturing, as well as glycan engineering tools, and offers many benefits over the limitations of other expression systems, including:

•	Fast FastPharmingTM may shorten timelines to the clinic and move a program from gene sequence to protein production in weeks versus months

•	Economical No expensive, labor-intensive, and costly mammalian cell line development

•	Quality Production of consistent therapeutics to standards that are well accepted by global regulatory bodies

•	Scalable Fewer time-consuming scale-up challenges

•	Safe Inherently enhanced product safety profile
o	No animal products or animal-derived components are used at any point in FastPharmingTM
o	No inherent adventitious agents and no competency for agent replication

•	Customized N-glycosylation FastPharmingTM allows for N-glycosylation customization of products. Glycan engineering in plants affords greater control and may deliver increased product potency and quality

iBio CDMO services consist of the following core offerings:

Process Development	FastPharmingTM optimizes gene-expression, glycosylation, and purification parameters to deliver a robust process for an active pharmaceutical ingredient (API). iBio's process development team is integrated with its manufacturing team to optimize processes and technology transfer.

cGMP Manufacturing	The FastPharmingTM system works at large-scale to easily and reliably deliver biologics in clinical trial or commercial quantities. iBio's cGMP manufacturing facility was designed to provide highly flexible production schemes.

Aseptic Fill / Finish	iBio offers sterile aseptic fill/finish as part of its core process development and cGMP manufacturing services, as well as a stand-alone service for biopharmaceutical/CDMO bulk API manufacturers. In-line labelling allows serialization of vials and bottles for greater quality assurance of monoclonal antibodies, viral vectors, and other biologics.

Bio-Analytics	iBio's analytical team provides method development and validation as part of its core process development and cGMP manufacturing services, while also performing these services on an ad hoc basis. An experienced analytical staff provides method development and validation support with expertise in protein characterization using mass spectrometry.

Quality & Regulatory	iBio and its selected contractors provide support through the entire drug development cycle, including e-publishing of FDA filings. Quality systems have been carefully constructed to meet cGMP requirements, and iBio can provide regulatory guidance (FDA, EMA and other regulatory bodies) given the team’s experience with therapeutic development.

Factory Solutions	iBio facilitates insourcing by designing and consulting on the building of a client’s own environmentally sustainable FastPharmingTM facility. iBio offers extensive training and complete transfer of process design and quality management systems under appropriate licensing agreements, allowing clients to quickly move into production upon the completion of their facility.

iBio was established as a public company in August 2008 as the result of a spinoff from Integrated BioPharma, Inc. and operates in one business segment under the direction of its Executive Chairman. iBio’s wholly-owned and majority-owned subsidiaries (the “Company”) are as follows:

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

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate, pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate in exchange for one share of the Company’s iBio CMO Preferred Tracking Stock, par value $0.001 per share (the “Preferred Tracking Stock”). After giving effect to the transaction, the Company owns 99.99% of iBio CDMO. See Note 10 for a further discussion.

iBio CDMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a 139,000-square foot Class A life sciences building located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CDMO a 34-year lease (the "Sublease") for the facility as well as certain equipment (see Note 9). iBio CDMO commenced commercial operations in January 2016. iBio CDMO expects to operate on the basis of three parallel lines of business: (1) Development and manufacturing of third-party products; (2) Development and production of iBio’s proprietary product(s) for treatment of fibrotic diseases and/or other proprietary iBio products; and (3) Commercial technology transfer services including facility design, as needed.

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

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, from which the accompanying condensed consolidated balance sheet dated June 30, 2019 was derived.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Going Concern

Since our spin-off from Integrated BioPharma, Inc. in August 2008, we have incurred significant losses and negative cash flows from operations. As of September 30, 2019, the Company's accumulated deficit was $110.3 million. For the three months ended September 30, 2019, the Company's net loss was approximately $4.5 million and it had cash used in operating activities of $2.3 million. As of September 30, 2019, cash on hand totaled approximately $2.1 million. On October 29, 2019, the Company closed on an underwritten public offering with total net proceeds of $4,515,000 after deducting underwriting discounts, commissions and other offering expenses payable by the Company. The total net proceeds combined with the September 30, 2019 cash balance of approximately $2.1 million is expected to support the Company's activities at least through January 31, 2020.

The Company has historically financed its activities through the sale of common stock and warrants. Through September 30, 2019, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies and the development of a proprietary therapeutic product against fibrosis based upon those technologies, advancing its intellectual property, the build-out and recommissioning of its CDMO facility, and general and administrative activities.

As of September 30, 2019, the Company has not completed development of or commercialized any vaccine or therapeutic product candidates. As such, the Company expects to continue to incur significant expenses and operating losses for at least the next year. The Company anticipates that its expenses and losses will increase substantially if the Company:

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

On June 26, 2018, the Company closed on an underwritten public offering with total gross proceeds of approximately $16,000,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 4,350,000 shares of Common Stock at $0.90 per share, (ii) 6,300 shares of Series A Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and originally convertible into an aggregate of 7,000,000 shares of Common Stock at $0.90 per share, (iii) 5,785 shares of Series B Convertible Preferred Stock, with a stated value of $1,000 per preferred share, and originally convertible into an aggregate of 6,427,778 shares of Common Stock at $0.90 per share. The Company granted the underwriters, A.G.P./Alliance Global Partners, a 45-day option to purchase up to an additional 2,666,666 shares of common stock to cover over-allotments, if any. On July 12, 2018, the Company received approximately $1,350,000, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, from the proceeds of the sale of 1,500,000 over-allotment shares of Common Stock purchased at $0.90 by the underwriter during the 45-day provision. See Note 10 for additional information.

In July 2019, iBio entered into a Master Manufacturing Services and Supply Agreement (“MSA”) with Lung Biotechnology PBC (“Lung Bio”), a subsidiary of United Therapeutics Corporation, to produce recombinant human collagen-based bioink for 3D bioprinted organ transplants. iBio will collaborate with Lung Bio to scale-up production of rhCollagen in tobacco plants using iBio’s FastPharming™ System. Under the MSA, the initial work to be performed by iBio involves the development of a scalable purification process for rhCollagen, as well as cGMP supply of the material for clinical trials. During the quarter ended September 30, 2019, iBio received a prepayment of approximately $1.6 million from LungBio, $1.0 million of which was allocated to the purchase of capital expenditures per the MSA and $620,000 related to the performance of related contracted services. The $1.6 million was recorded as a contract liability on its balance sheet. In Fiscal 2020, the Company recognized approximately $46,000 of the contract liability amount related to LungBio as revenue.

In addition, in June 2018, iBio established a strategic commercial relationship with CC-Pharming Ltd. of Beijing, China (“CC-Pharming”) for the joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. The first product focus selected pursuant to the Master Joint Development Agreement executed between iBio and CC-Pharming is a therapeutic antibody. During the quarter ended September 30, 2018, iBio received prepayments of approximately $2.9 million from CC-Pharming which it recorded as a contract liability on its balance sheet. In Fiscal 2019, the Company recognized approximately $1.8 million of the contract liability amounts related to CC-Pharming as revenue. In Fiscal 2020, the Company recognized approximately $47,000 as revenue.

In November 2018, the Company received a capital contribution from the Eastern Affiliate of approximately $2,459,000 for working capital purposes.

On October 29, 2019, the Company closed on an underwritten public offering with total net proceeds of approximately $4,515,000 after deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) shares of Common Stock, (ii) shares of Series C Convertible Preferred Stock ("Series C Preferred") convertible into shares of Common Stock at $0.20 per share, (iii) Series A Common Stock Purchase Warrants ("Series A Warrants") and (iv) Series B Common Stock Purchase Warrants ("Series B Warrants"). The Company also granted the underwriters an option to purchase shares of common stock to cover over-allotments, if any. See Note 10 for additional information.

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

3.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of the Notes to Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2019.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management's estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At September 30, 2019 and June 30, 2019, the Company determined that an allowance for doubtful accounts was not needed.

Revenue Recognition

The Company accounts for its revenue recognition under Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") and other associated standards. Under this new standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. Contract liabilities represent billings to a customer for whom the services have not yet been provided.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. Grant income amounted to approximately $0 for each of the three months ended September 30, 2019 and 2018.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both September 30, 2019 and June 30, 2019, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. Contract liabilities may also be described as deferred revenue. At September 30, 2019 and June 30, 2019, contract liabilities (or deferred revenue) were $2,894,000 and $1.279,000, respectively. The Company recognized revenue of $47,205 during the three months ended September 30, 2019 that was included in the contract liabilities balance as of June 30, 2019.

Leases

Effective July 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) (“ASC 842”) and other associated standards using the modified retrospective approach for all leases entered into before the effective date. The new standard establishes a right-of-use ("ROU") model requiring a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classified as either an operating or finance lease.  The adoption of ASC 842 had a significant effect on our balance sheet resulting in an increase in non-current assets and both current and non-current liabilities. The adoption of ASC 842 had no impact on retained earnings as the assets recognized under the Sublease and the associated lease obligation were accounted for as a capital lease under Topic 840. We did not have any operating leases, therefore there was no change in accounting treatment required.  For comparability purposes, the Company will continue to comply with prior disclosure requirements in accordance with the then existing lease guidance under Topic 840 as prior periods have not been restated.

As the Company elected to adopt ASC 842 at the beginning of the period of adoption, the Company recorded the ROU and finance lease obligation as follows:

1.	ROU measured at the carrying amount of the leased assets under Topic 840.
2.	Finance lease liability measured at the carrying amount of the capital lease obligation under Topic 840 at the beginning of the period of adoption.

The Company elected the package of practical expedients as permitted under the transition guidance, which allowed us: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and, (3) not to reassess the treatment of initial direct costs for existing leases.

In accordance with ASC 842, at the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present and the classification of the lease including whether the contract involves the use of a distinct identified asset, whether we obtain the right to substantially all the economic benefit from the use of the asset, and whether we have the right to direct the use of the asset. Leases with a term greater than one year are recognized on the balance sheet as ROU assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less under practical expedient in paragraph ASC 842-20-25-2. For contracts with lease and non-lease components, the Company has elected not to allocate the contract consideration and to account for the lease and non-lease components as a single lease component.

The lease liability and the corresponding ROU assets were recorded based on the present value of lease payments over the expected remaining lease term. The implicit rate within our capital lease was determinable and, therefore, used at the adoption date of ASC 824 to determine the present value of lease payments under the finance lease.

An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.

For periods prior to the adoption of ASC 842, the Company recorded interest expense based on the amortization of the capital lease obligation. The expense recognition for finance leases under Topic 842 is substantially consistent with prior guidance for capital leases. As a result, there are no significant differences in our results of operations presented.

The impact of the adoption of ASC 842 on the balance sheet was (in thousands):

	As reported		Balance
	June 30, 2019	Adoption of ASC 842	July 1, 2019
Finance lease right-of-use assets	$-	$7,489	$7,489
Total assets	$30,586	$7,489	$38,075
Finance lease obligation - current portion	$213	$(141)	$72
Finance lease obligation - net of current portion	$24,671	$7,630	$32,301
Total liabilities	$28,129	$7,489	$35,618
Total liabilities and stockholders’ equity	$30,586	$7,489	$38,075

The impact of the adoption of ASC 842 on the Statement of Operations for the three months ended September 30, 2019 was (in thousands):

	Prior to Adoption	Adoption of ASC 842		Balance
Total revenues	$108	$-		$108
Operating expenses	$3,843	$117	(1)	$3,963
Operating loss	$(3,738)	$(117)		$(3,855)
Other income (expense)	$(462)	$(147	)(2)	$(609)
Consolidated net loss	$(4,200)	$(264)		$(4,464)

(1)	Excess of the amortization of finance lease ROU's over the depreciation of capital lease assets that would have occurred under ASC 840.
(2)	Excess of the interest expense related to the finance lease obligation over the interest expense of the capital lease obligation that would have been incurred under ASC 840.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730-10, “Research and Development” (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.

Right-of-Use Assets

Assets held under the terms of finance (capital) leases are amortized on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under finance (capital) leases are shown within liabilities and are analyzed between amounts falling due within and after one year. See Note 9 - Finance Lease Obligation for additional information.

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years.

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the three months ended September 30, 2019 and 2018.

Foreign Currency

The Company accounts for foreign currency translation pursuant to FASB ASC 830, "Foreign Currency Matters." The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three months ended September 30, 2019 and 2018, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

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

The impact that share-based payment awards will have on the Company’s results of operations is a function of the number of shares awarded, the trading price of the Company’s stock at the date of grant or modification, the vesting schedule and forfeitures. Furthermore, the application of the Black-Scholes option pricing model employs weighted-average assumptions for expected volatility of the Company’s stock, expected term until exercise of the options, the risk-free interest rate, and dividends, if any, to determine fair value.

Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. In addition, the Company estimates forfeitures at each reporting period, rather than electing to record the impact of such forfeitures as they occur. See Note 12-Shared-Based Compensation for additional information.

Recently Issued Accounting Pronouncements

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

Effective July 1, 2019, the Company adopted ASU No. 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”). ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The adoption of ASU 2018-07 did not have a significant impact on the Company’s consolidated financial statements.

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

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable and accounts payable in the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2019 and June 30, 2019 due to their short-term nature. The carrying value of the finance (capital) lease obligation approximated its fair value as of September 30, 2019 and June 30, 2019 as the interest rate used to discount the lease payments approximated market.

5.	Finance Lease ROU's

As discussed above, the Company adopted ASC 842 effective July 1, 2019 using the modified retrospective approach for all leases entered into before the effective date.

iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the Sublease. See Note 9 for more details of the terms of the Sublease.

The economic substance of the Sublease is that the Company is financing the acquisition of the facility and equipment. As the Sublease involves real estate and equipment, the Company separated the equipment component and accounted for the facility and equipment as if each was leased separately.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	September 30, 2019	June 30, 2019
ROU - Facility	$25,761	$-
ROU - Equipment	7,728	-
	33,489	-
Accumulated amortization	(4,627)	-
Net finance lease ROU	$28,862	$-

Amortization expense was approximately $415,000 for the three months ended September 30, 2019.

6.	Fixed Assets

As discussed above, the Company adopted ASC 842. As such, assets formerly classified as "under capital lease" are now classified as finance lease ROU assets. See Note 5 above.

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	September 30, 2019	June 30, 2019
Facility improvements	$1,449	$1,449
Medical equipment	1,297	1,260
Office equipment and software	297	231
Construction in progress	102	138
Facility under capital lease	-	20,000
Equipment under capital lease	-	6,000
	3,145	29,078
Accumulated depreciation – assets under capital lease	-	(4,212)
Accumulated depreciation	(551)	(486)
Net fixed assets	$2,594	$24,380

Depreciation expense was approximately $66,000 and $360,000 for the three months ended September 30, 2019 and 2018, respectively.

7.	Intangible Assets

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the three months ended September 30, 2019 and 2018.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	September 30, 2019	June 30, 2019
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,586	2,560
	5,686	5,660
Intellectual property – accumulated amortization	(2,438)	(2,399)
Patents – accumulated amortization	(1,925)	(1,887)
	(4,363)	(4,286)
Net intangible assets	$1,323	$1,374

Amortization expense was approximately $77,000 and $83,000 for the three months ended September 30, 2019 and 2018, respectively.

8.	Significant Vendors

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $97,000 and $65,000 at September 30, 2019 and June 30, 2019, respectively. Research and development expenses related to Novici were approximately $97,000 and $259,000 for the three months ended September 30, 2019 and 2018, respectively.

Fraunhofer

Previously, Fraunhofer had been the Company’s most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below) but expenses have decreased due to changes and a decrease in technology services performed pursuant to the agreement with Fiocruz. The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $75,000 as of both September 30, 2019 and June 30, 2019. See Note 15 – Commitments and Contingencies.

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

In September 2013, the Company and Fraunhofer completed the Terms of Settlement for the TTA Seventh Amendment (the "Settlement Agreement"). Under the terms of the Settlement Agreement, various contractual obligations existing at June 30, 2013 were released, terminated or modified. See Note 15 - Commitments and Contingencies for significant modifications.

On March 17, 2015, the Company filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov, Fraunhofer's Executive Director. On November 3, 2017, the Company filed a Verified Complaint (the “Second Complaint”) in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer, which was dismissed by the Delaware Chancery Court on December 14, 2018, as untimely filed. The Second Complaint followed iBio’s pending litigation filed in March 2015 against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer, and the dismissal of the Second Complaint has no effect on the action against the U.S. unit of Fraunhofer. See Note 15 - Lawsuits for additional information.

9.	Finance Lease Obligation

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the 34-year Sublease. iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Second Eastern Affiliate granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Second Eastern Affiliate. The 34-year term of the Sublease may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the Sublease. Under the Sublease, iBio CDMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The base rent under the Second Eastern Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CDMO is also responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease. The Company incurred rent expense of $32,000 and $12,000 for the three months ended September 30, 2019 and 2018, respectively, related to the increases in the CPI.

In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. As the Company adopted ASC 842 effective July 1, 2019, the minimum percentage rent is included in the finance lease obligation. Percentage rent amounted to approximately $87,000 for the three months ended September 30, 2018.

Accrued expenses at September 30, 2019 and June 30, 2019 due to the Second Eastern Affiliate amounted to $846,000 and $699,000, respectively. General and administrative expenses related to Second Eastern Affiliate, including rent related to the increases in CPI, percentage rent discussed above and real estate taxes, were approximately $171,000 and $238,000 for the three months ended September 30, 2019 and 2018, respectively. Interest expense related to the Second Eastern Affiliate was approximately $620,000 and $476,000 for the three months ended September 30, 2019 and 2018, respectively.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands).

Three Months Ended
September 30, 2019
Finance Lease Cost:
Amortization of right-of-use assets	$415
Interest on lease liabilities	620
Operating Lease Cost	32
Total Lease Cost	$1,067

Other Information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating lease	$32
Financing cash flows from finance lease obligation	$-

September 30, 2019
Finance lease right-of-use assets	$28,862
Finance lease obligation – current portion	$139
Finance lease obligation - non-current portion	$32,235
Weighted average remaining lease term - finance lease	30.44 years
Weighted average discount rate - Finance lease obligation	7.608%

Future minimum payments under the finance lease obligation are due as follows:

Fiscal period ending on September 30:	Principal	Interest	Total
2020	$138,270	$2,461,730	$2,600,000
2021	306,334	2,443,666	2,750,000
2022	330,312	2,419,688	2,750,000
2023	356,167	2,393,833	2,750,000
2024	384,046	2,365,954	2,750,000
Thereafter	30,857,671	39,267,329	70,125,000

Total minimum lease payments	32,372,800	$51,352,200	$83,725,000
Less: current portion	(138,270)
Long-term portion of minimum lease obligations	$32,234,530

10.	Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

iBio CMO Preferred Tracking Stock

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of a newly created Preferred Tracking Stock, in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transaction, the Company owns 99.99% and the Eastern Affiliate owns 0.01% of iBio CDMO.

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of September 30, 2019, no dividends have been declared. Accrued dividends total approximately $676,000 and $610,000 at September 30, 2019 and June 30, 2019, respectively.

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

1.

Each share of Series A Preferred is convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price in effect at such time. The original conversion price of $0.90 was adjusted to $0.20 upon the closing of the Company’s public offering on October 29, 2019. See Note 19 - Subsequent Events for additional information. The number of shares of common stock to be received is limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series A Preferred will not have the right to exercise any portion of its Series A Preferred if such holder, together with its affiliates, would beneficially own over 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise; provided, however, that upon 61 days’ prior notice to us, such holder may increase such limitation, provided that in no event will the limitation exceed 9.99%.

2.	Holders are entitled to dividends on shares of Series A Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid or accrued on the shares of Series A Preferred.

3.	Holders have no voting rights except as defined in the certificate of designation.

4.	If at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series A Preferred will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series A Preferred (as defined).

5.	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive the same amount that a holder of common stock would receive if the Series A Preferred were fully converted (disregarding for such purposes any conversion limitations hereunder) into common stock at the conversion price in effect as of such time. Such amounts shall be paid pari passu with all holders of common stock and the Series B Convertible Preferred Stock.

6.	The Company is required that it will at all times, reserve and keep available out of its authorized and unissued shares of common stock, for the sole purpose of issuance upon the conversion of the Series A Preferred, not less than such aggregate number of shares of the common stock as shall be issuable upon the conversion of the then outstanding shares of the Series A Preferred.

On June 26, 2018, the Company issued 6,300 shares of Series A Preferred as part of a public offering. For the three months ended September 30, 2019, 4,227 shares of Series A Preferred had been converted into 4,696,667 shares of common stock. For the period from October 1, 2019 through the date of the filing of this report, 75 shares of Series A Preferred had been converted into 375,000 shares of common stock. See the section below entitled “Public Offering – A.G.P./Alliance Global Partners” for further information.

Series B Preferred

On June 20, 2018, the Board of Directors of the Company created the Series B Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Terms of the Series B Preferred include the following:

1.

Each share of Series B Preferred is convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price in effect at such time. The original conversion price of $0.90 was adjusted to $0.20 upon the closing of the Company’s public offering on October 29, 2019. See Note 19 - Subsequent Events for additional information. The number of shares of common stock to be received is limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series B Preferred will not have the right to exercise any portion of its Series B Preferred if such holder, together with its affiliates, would beneficially own over 48% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

2.	Holders are entitled to dividends on shares of Series B Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid or accrued on the shares of Series B Preferred.

3.	Holders have no voting rights except as defined in the certificate of designation.

4.	If at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series B Preferred will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series B Preferred (as defined).

5.	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive the same amount that a holder of common stock would receive if the Series B Preferred were fully converted (disregarding for such purposes any conversion limitations hereunder) into common stock at the conversion price in effect as of such time. Such amounts shall be paid pari passu with all holders of common stock and the Series A Preferred.

6.	The Company is required that it will at all times, reserve and keep available out of its authorized and unissued shares of common stock, for the sole purpose of issuance upon the conversion of the Series B Preferred, not less than such aggregate number of shares of the common stock as shall be issuable upon the conversion of the then outstanding shares of the Series B Preferred.

On June 26, 2018, the Company issued 5,785 shares of Series B Preferred as part of a public offering. As of the date of the filing of this report, no shares of Series B Preferred had been converted into shares of common stock. See the section below entitled “Public Offering – A.G.P./Alliance Global Partners” for further information.

Series C Preferred

On October 28, 2019, the Board of Directors of the Company created the Series C Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Terms of the Series C Preferred include the following:

1.	Each share of Series C Preferred is convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price of $0.20, subject to adjustment. The number of shares of common stock to be received is limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series C Preferred will not have the right to exercise any portion of its Series C Preferred if such holder, together with its affiliates, would beneficially own over 4.99% (or, upon election by a holder prior to the issuance of any Series C Preferred Shares, 9.99%) of the number of shares of our Common Stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to us, such holder may increase such limitation, provided that in no event will the limitation exceed 9.99% and any such increase will not be effective until the 61st day after such notice is delivered to the Company.

2.	Holders are entitled to dividends on shares of Series C Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid or accrued on the shares of Series C Preferred.

3.	Holders have no voting rights except as defined in the certificate of designation.

4.	If at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series C Preferred will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series C Preferred (as defined).

5.	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive the same amount that a holder of common stock would receive if the Series C Preferred were fully converted (disregarding for such purposes any conversion limitations hereunder) into common stock at the conversion price in effect at such time. Such amounts shall be paid pari passu with all holders of common stock, the Series A Preferred and the Series B Preferred.

6.	The Company is required that it will at all times, reserve and keep available out of its authorized and unissued shares of common stock, for the sole purpose of issuance upon the conversion of the Series C Preferred, not less than such aggregate number of shares of the common stock as shall be issuable upon the conversion of the then outstanding shares of the Series C Preferred.

On October 29, 2019, the Company issued 4,510 shares of Series C Preferred as part of a public offering. As of the date of the filing of this report, 990 shares of Series C Preferred had been converted into 4.95 million shares of common stock. See the section below entitled “Public Offering – Alliance” and Note 19 - Subsequent Events for further information.

Common Stock

The number of authorized shares of the Company's common stock is 275 million. In addition, as of the filing date of this report, the Company had reserved shares of common stock for the following: (i) up to 2.15 million shares of common stock for incentive compensation (stock options and restricted stock); (ii) approximately 1.56 million shares for the conversion of the Series A Preferred at the adjusted conversion rate of $0.20 per share; (iii) approximately 28.9 million shares for the conversion of the Series B Preferred at the adjusted conversion rate of $0.20 per share; (iv) approximately 17.6 million shares for the conversion of the Series C Preferred; and (v) 50 million shares for the conversion of the Series A Warrants and Series B Warrants.

Recent issuances of common stock include the following:

Lincoln Park Purchase Agreement

On July 24, 2017, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park agreed to purchase from the Company up to an aggregate of $16,000,000 of the Company’s common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park Purchase Agreement”). On that date, the Company issued 120,000 shares of its common stock, equal to three percent of the $16 million availability, to Lincoln Park as consideration for Lincoln Park's commitment to purchase shares of the Company's common stock under the agreement, and 250,000 shares of common stock, valued at $4.00 per share, were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000.

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

During March 2018, the Company sold an additional 60,000 shares of common stock to Lincoln Park pursuant to the Lincoln Park Purchase Agreement for an aggregate gross purchase price of $121,290. As such, at September 30, 2019, under the terms and subject to the conditions of the Lincoln Park Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to, an additional $14,878,710 of the Company’s common stock. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s option, over the 36-month term of the agreement.

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

Public Offering – Alliance

On October 29, 2019, the Company completed a public offering of 2,450,000 shares of its common stock, 4,510 shares of Series C Preferred, 25,000,000 Series A Warrants and 25,000,000 Series B Warrants. The shares of common stock and Series C Preferred Stock were issued pursuant to an underwriting agreement entered into between the Company and Alliance. The Company received net proceeds of approximately $4.52 million after underwriting discounts, commissions and other offering expense related to closing and completion of this public offering. The Company also granted the underwriters an option to purchase shares of common stock to cover over-allotments, if any. See Note 19 - Subsequent Events for further information.

Eastern – Share Purchase Agreements

On January 13, 2016, the Company entered into a share purchase agreement with Eastern pursuant to which Eastern purchased 350,000 shares of the Company's common stock and the Company received proceeds of $2,177,000. In addition, Eastern exercised warrants it had previously acquired to purchase 178,400 shares of the Company's common stock. The Company received proceeds of approximately $945,000 from the exercise of the warrants.

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

On November 27, 2017, the Company's Board of Directors authorized the Company’s Chief Executive Officer to invite Eastern to purchase shares in the November 2017 public offering with Aegis described above, provided that such purchase did not result in Eastern being the beneficial owner of more than 40% of the aggregate number of shares of the Company’s outstanding common stock rather than the limit of 38% set forth in the Standstill Agreement.

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

Working Capital Contributions

In May 2018 and November 2018, the Eastern Affiliate contributed $1.093 million and $2.459 million, respectively, to iBio for working capital purposes which amounts were recorded as additional paid-in capital.

Warrants

As discussed above, the Company issued 25,000,000 Series A Warrants and 25,000,000 Series B Warrants as part of its October 29, 2019 public offering. The Series A Warrants are exercisable at $0.22 per share and expire in two years. The Series B Warrants are exercisable at $0.22 per share and expire in seven years.

11.	Earnings (Loss) Per Common Share

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

	Three Months ended September 30,
	2019	2018
Basic and diluted numerator:

Net loss attributable to iBio, Inc. stockholders	$(4,463)	$(4,398)
Preferred stock dividends	(66)	(66)
Net loss available to iBio, Inc. stockholders	$(4,529)	$(4,464)

Basic and diluted denominator:

Weighted-average common shares outstanding	21,923	17,894

Per share amount	$(0.21)	$(0.25)

In Fiscal 2020 and Fiscal 2019, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of September 30, 2019 and 2018, shares issuable which could potentially dilute future earnings were as follows:

	Three Months Ended September 30,
	2019	2018
	(in thousands)
Stock options	1,347	1,364
Series A Preferred	430	6,103
Series B Preferred	6,428	6,428
Shares excluded from the calculation of diluted loss per share	8,205	13,895

12.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2019	2018
Research and development	$7	$9
General and administrative	61	64
Total	$68	$73

Stock Options

2008 Omnibus Equity Incentive Plan (the “2008 Plan”)

On August 12, 2008, the Company adopted the iBioPharma 2008 Omnibus Equity Incentive Plan for employees, officers, directors and external service providers. The 2008 Plan provided that the Company may grant options to purchase stock and/or make awards of restricted stock. Stock options granted under the 2008 Plan were either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurred ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurred when the performance criteria had been satisfied. The Company used historical data to estimate forfeiture rates. The 2008 Plan had a term of ten (10) years and, as a result, the 2008 Plan expired by its terms on August 12, 2018.

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

The Replacement Options:

•	have a per-share exercise price of $0.93, which was equal to the closing price per share of the Company’s common stock on the Replacement Option Grant Date;

•	have a five-year term beginning on February 20, 2019 and vest one year later on February 20, 2020. Generally, the Underwater Options had been scheduled to vest over four years following the recipient’s employment start date or the date of grant. As of November 19, 2018, approximately 94% of the shares covered by the Underwater Options already were vested. All other terms and conditions of the new stock options are generally consistent with the terms and conditions of iBio’s standard time-vesting stock option grants;

•	are of the same type of options as the surrendered options. Eligible Option Holders holding nonqualified stock options received Replacement Options in the form of nonqualified stock options and Eligible Option Holders holding incentive stock options received Replacement Options in the form of incentive stock options; and

•	have the terms and be subject to the conditions as provided for in the 2018 Plan and option award agreement.

No stock options were issued during Fiscal 2020.

The following table summarizes all stock option activity during Fiscal 2020:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2019	1,346,519	$1.45	6.1	$-
Forfeited/expired	-	-
Outstanding as of September 30, 2019	1,346,519	$1.45	5.9	$-
As of September 30, 2019, vested and expected to vest	1,329,172	$1.46	5.8	$-

Exercisable as of September 30, 2019	71,165	$10.92	3.4	$-

The following table summarizes information about options outstanding and exercisable at September 30, 2019:

	Options Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Exercise prices:
$0.90 - $2.03	1,274,435	6.0	$0.92	166
$2.53 - $4.40	12,750	4.9	3.91	11,665
$5.80 - $8.70	33,334	4.3	6.82	33,334
$9.30 - $26.90	22,000	1.5	17.63	22,000
$26.90 - $28.90	4,000	1.7	28.90	4,000
	1,346,519	5.9	$1.45	71,165

The total fair value of stock options that vested during Fiscal 2020 was $0. As of September 30, 2019, there was approximately $326,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.0 years.

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.54 as of September 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

13.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici in which iBio’s President is a minority stockholder. See Note 7 for further details.

Agreements with Eastern Capital Limited and its Affiliates

As more fully discussed in Note 10 - Stockholders’ Equity, the Company entered into two share purchase agreements with Eastern and the Standstill Agreement.

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

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CDMO the Sublease of a Class A life sciences building in Bryan, Texas, located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at September 30, 2019 and June 30, 2018 due to the Second Eastern Affiliate are $846,000 and $699,000, respectively. General and administrative expenses related to Second Eastern Affiliate were approximately $321,000 and $238,000 for the three months ended September 30, 2019 and 2018, respectively. Interest expense related to the Second Eastern Affiliate was approximately $620,000 and $476,000 for the three months ended September 30, 2019 and 2018, respectively. The terms of the sublease are described in Note 10 – Stockholders’ Equity.

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

Director Consulting Agreement

Effective as of May 1, 2019, the Company entered into a Statement of Work (the “May 1, 2019 SOW”) pursuant to a Consulting Agreement, dated as of February 22, 2019, between the Company and i.e. Advising, LLC (the “Consultant”). Thomas Isett, a director of the Company, is the Managing Director and sole owner of the Consultant. The Consultant has been retained by the Company as a strategy and management consultant through December 31, 2019, with services to be provided pursuant to statements of work that may be entered into between the Company and Consultant from time to time. The May 1, 2019 SOW (the “Initial SOW”) had a term from May 1, 2019 to August 31, 2019. During August 2019 an amendment was executed extending the term through September 30, 2019. In addition, a second amendment was executed during September 2019 further extending the term through October 31, 2019. The engagement is being conducted on a retainer basis for the director, as the primary engagement resource, at a rate of $40,000 per month, and on a time and materials basis for all other engagement resources provided by Consultant, which are billable at the rate of $85.00 to $450 per hour. Consulting expenses totaled approximately $150,000 for the three months ended September 30, 2019. At September 30, 2019 and June 30, 2019, the Company owed the Consultant $12,000 and $60,000, respectively.

14.	Income Taxes

The Company recorded no income tax expense for the three months ended September 30, 2019 and 2018 because the estimated annual effective tax rate was zero. As of September 30, 2019, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

15.	Commitments and Contingencies

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

The Company incurred licensing fees of $2,000 and $2,000 for the three months ended September 30, 2019 and 2018, respectively.

University of Natural Resources and Life Sciences, Vienna

On March 1, 2019, the Company entered into a non-exclusive license agreement with the University of Natural Resources and Life Sciences, Vienna, whereby the Company obtained a non-transferable license for certain technical information and biological materials related to certain Nicotiana benthamiana plans with modified N-glycosylation. The license agreement is set to expire on December 11, 2019. For the three months ended September 30, 2019, the Company did not incur any related licensing fees.

Lease – Bryan, Texas

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas from the Second Eastern Affiliate under the Sublease. See Note 9 - Finance Lease Obligation for more details of the Sublease. The base rent is subject to increase annually in accordance with increases in the CPI. The Company incurred rent expense of approximately $32,000 and $12,000 for the three months ending September 30, 2019 and 2018, respectively.

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

The Company and Fraunhofer have continued to proceed with discovery. The Company is unable to predict the further outcome of this action at this time.

16.	Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended September 30, 2019 and 2018, employer contributions made to the Plan totaled approximately $30,000 and $33,000, respectively.

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

Three Months Ended September 30, 2019 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$108	$-	$-	$108
Revenues – intersegment	241	161	(402)	-
Research and development	280	860	(163)	977
General and administrative	1,203	2,022	(239)	2,986
Operating loss	(1,134)	(2,721)	-	(3,855)
Interest expense	-	(620)	-	(620)
Interest and other income	11	-	-	11
Consolidated net loss	(1,123)	(3,341)	-	(4,464)
Total assets	37,360	10,517	(12,713)	35,164
Finance lease ROU assets	-	28,862	-	28,862
Fixed assets, net	2	2,592	-	2,594
Intangible assets, net	1,323	-	-	1,323
Amortization of ROU assets	-	415		415
Depreciation expense	1	65	-	66
Amortization of intangible assets	77	-	-	77

Three Months Ended September 30, 2018 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$45	$-	$-	$45
Revenues – intersegment	364	57	(421)	-
Research and development	558	619	(21)	1,124
General and administrative	1,037	2,202	(368)	2,871
Operating loss	(1,186)	(2,764)	-	(3,950)
Interest expense	-	(476)	-	(476)
Interest and other income	22	5	-	27
Consolidated net loss	(1,164)	(3,235)	-	(4,399)
Total assets	40,131	15,505	(12,740)	42,896
Fixed assets, net	4	24,977	-	24,981
Intangible assets, net	1,554	-	-	1,554
Depreciation expense	1	359	-	360
Amortization of intangible assets	83	-	-	83

18.	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On October 16, 2019, the Company received notice from NYSE American LLC ("NYSE American" or the “Exchange”) that the Company currently is below the Exchange’s continued listing standards set forth in Section 1003(a)(iii) of the Guide, which applies if a listed company has stockholders’ equity of less than $6,000,000 and has reported losses from continuing operations and/or net losses in its five most recent fiscal years. NYSE American indicated that a review of the Company shows that the Company is below compliance with Section 1003(a)(iii) since it reported stockholders’ equity of $2.46 million as of June 30, 2019 and net losses in its five most recent fiscal years ended June 30, 2019.

The Company must submit a plan of compliance to the Exchange by November 15, 2019, advising of actions that it has taken or will take to regain compliance with the Exchange’s continued listing standards by October 16, 2020. If the Company does not submit a plan of compliance, or if the plan is not accepted by the Exchange, the Company will be subject to delisting procedures as set forth in Section 1010 and Part 12 of the Guide. If the plan is accepted by the Exchange, the Company will be subject to periodic reviews including quarterly monitoring for compliance with the plan. The Company is working on its plan describing how it intends to regain compliance with Section 1003(a)(iii) of the Guide by October 16, 2020, and will provide the Exchange with a satisfactory plan by November 15, 2019.

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

In addition, as of September 30, 2019, the Company’s stockholders’ equity balance is a deficiency of $2.0 million with related net losses in its five most recent fiscal years.

19.	Subsequent Events

Closing of Public Offering

On October 29, 2019, the Company closed on an underwritten public offering with total gross proceeds of $5.0 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 2,450,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) 4,510 shares of the Company’s newly designated Series C Preferred, (iii) 25,000,000 Series A Warrants to purchase shares of the Company’s Common Stock and (iv) 25,000,000 Series B Warrants to purchase shares of the Company’s Common Stock.

Each Share of Common Stock was sold together with two warrants, one Series A Warrant with an expiry date on the second anniversary of the original issuance date to purchase one share of Common Stock and one Series B Warrant with an expiry date on the seventh anniversary of the original issuance date, to purchase one share of Common Stock. In addition, each of Series C Preferred Share was sold together with Series A Warrants to purchase one share of Common Stock for each share of Common Stock issuable upon conversion of the Series C Preferred Share and Series B Warrants to purchase one share of Common Stock for each share of Common Stock issuable upon conversion of the Series C Preferred Share. Each Share of Common Stock and accompanying Warrants was sold at a combined public offering price of $0.20 and each Series C Preferred Share and accompanying Warrants was sold at a combined public offering price of $1,000.

The Shares, Series C Preferred Shares and Warrants were issued pursuant to an underwriting agreement, dated October 25, 2019. The net proceeds to the Company from the sale of the Shares, Series C Preferred Shares, and Warrants was approximately $4.52 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

As a result, due to the terms of the July 2018 underwritten public offering, any remaining outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are amended to convert at the same rate of the Series C Convertible Preferred Shares.

On October 25, 2019, one holder of the Series A Convertible Preferred converted 75 shares into 375,000 shares of the Company’s common stock.

During October and November, 2019, six holders of the Series C Preferred converted 990 shares into 4.95 million shares of the Company’s common stock.

Director Consulting Agreement

Effective as of May 1, 2019, the Company entered into a Statement of Work (the “May 1, 2019 SOW”) pursuant to a Consulting Agreement, dated as of February 22, 2019, between the Company and i.e. Advising, LLC (the “Consultant”). Thomas Isett, a director of the Company, is the Managing Director and sole owner of the Consultant. The Consultant has been retained by the Company as a strategy and management consultant through December 31, 2019, with services to be provided pursuant to statements of work that may be entered into between the Company and Consultant from time to time. The May 1, 2019 SOW (“Initial SOW”) had a term from May 1, 2019 to August 31, 2019. During August 2019, an amendment was executed extending the term through September 30, 2019. In addition, a second amendment was executed during September 2019, further extending the term through October 31, 2019. The engagement under the Initial SOW is being conducted on a retainer basis for the director, as the primary engagement resource, at a rate of $40,000 per month, and on a time and materials basis for all other engagement resources provided by the Consultant, which are billable at the rate of $85.00 to $450 per hour.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2019. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate”, “believe”, “estimate”, “may”, “plan”, “will”, “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q, as well as in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated or expected. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our estimates as of the date of this Quarterly Report on Form 10-Q (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so.

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

Results of Operations - Comparison of Three Months ended September 30, 2019 (“Fiscal 2020”) versus September 30, 2018 (“Fiscal 2019”)

Revenue

Gross revenue for Fiscal 2020 and Fiscal 2019 were approximately $108,000 and $45,000, respectively, an increase of approximately $63,000. The increase is primarily attributable to the entrance into a Master Manufacturing Services and Supply Agreement (“MSA”) with Lung Biotechnology PBC (“Lung Bio”), a subsidiary of United Therapeutics Corporation, to produce recombinant human collagen-based bioink for 3D bioprinted organ transplants and the establishment of a strategic relationship with CC-Pharming for the joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. Revenue from LungBio amounted to $46,000 and revenue from CC-Pharming amounted to $47,000 in Fiscal 2020, offset by a decrease in revenue attributable to other third-party customers.

Research and development expenses

Research and development expenses for Fiscal 2020 and Fiscal 2019 were $977,000 and $1,124,000, respectively, a decrease of approximately $147,000. The decrease is primarily attributable to a decrease in third-party research and development costs of approximately $275,000, offset by an increase in research and development personnel costs of approximately $128,000 at iBio CDMO.

General and administrative expenses

General and administrative expenses for Fiscal 2020 and Fiscal 2019 were approximately $2,986,000 and $2,871,000, respectively, an increase of $115,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase resulted primarily from an increase in depreciation expense related to the adoption, effective July 1, 2019, of ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) (“ASC 842”) and other associated standards using the modified retrospective approach for all leases entered into before the effective date. The adoption of ASC 842 had a significant effect on our balance sheet resulting in an increase in non-current assets and both current and non-current liabilities and an associated amortization expense of $117,000.

Other Income (Expense)

Other income (expense) for Fiscal 2020 and Fiscal 2019 were approximately ($609,000) and ($449,000), respectively.

The increase resulted primarily from an increase in interest expense related to the adoption, effective July 1, 2019, of ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) (“ASC 842”) and other associated standards using the modified retrospective approach for all leases entered into before the effective date. The adoption of ASC 842 had a significant effect on our balance sheet resulting in an increase in non-current assets and both current and non-current liabilities and an associated $147,000 interest expense.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under the Sublease with the Second Eastern Affiliate. Such Sublease is accounted for as a finance lease. For Fiscal 2020, other income (expense) included interest expense of approximately $620,000 incurred under the finance lease offset by interest and royalty income of approximately $11,000. For Fiscal 2019, other income (expense) included interest expense of approximately $476,000 incurred under the finance lease offset by interest and royalty income of approximately $27,000.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate for Fiscal 2020 and Fiscal 2019.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $2.1 million as compared to $4.4 million as of June 30, 2019. On October 29, 2019, the Company closed on an underwritten public offering with total net proceeds of $4,515,000 after deducting underwriting discounts, commissions and other offering expenses payable by the Company. The total net proceeds combined with the September 30, 2019 cash balance of approximately $2.1 million is expected to support the Company's activities at least through January 31, 2020.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $2,287,000 in Fiscal 2020. The decrease in cash was attributable to funding our net loss for the year offset by an increase in contract liabilities related to contract liability amounts.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $30,000 in Fiscal 2020. Cash used in investing activities was attributable to the additions of intangible assets of $30,000.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of September 30, 2019, our accumulated deficit was approximately $110.3 million, and we used approximately $2.3 million of cash for operating activities for 2019.

On October 29, 2019, the Company closed on an underwritten public offering with total gross proceeds of $5.0 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 2,450,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) 4,510 shares (the “Series C Preferred Shares”) of the Company’s newly designated Series C Convertible Preferred Stock, $0.001 par value per share (the “Series C Preferred Stock”), (iii) 25,000,000 Series A warrants (the “Series A Warrants”) to purchase shares of the Company’s Common Stock and (iv) 25,000,000 Series B warrants (the “Series B Warrants”) to purchase shares of the Company’s Common Stock.

Each Share of Common Stock was sold together with two warrants, one Series A Warrant with an expiry date on the second anniversary of the original issuance date to purchase one share of Common Stock and one Series B Warrant with an expiry date on the seventh anniversary of the original issuance date, to purchase one share of Common Stock. In addition, each of Series C Preferred Share was sold together with Series A Warrants to purchase one share of Common Stock for each share of Common Stock issuable upon conversion of the Series C Preferred Share and Series B Warrants to purchase one share of Common Stock for each share of Common Stock issuable upon conversion of the Series C Preferred Share. Each Share of Common Stock and accompanying Warrants was sold at a combined public offering price of $0.20 and each Series C Preferred Share and accompanying Warrants was sold at a combined public offering price of $1,000.

The Shares, Series C Preferred Shares and Warrants were issued pursuant to an underwriting agreement, dated October 25, 2019. The net proceeds to the Company from the sale of the Shares, Series C Preferred Shares, and Warrants was approximately $4.52 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

The total net proceeds combined with the September 30, 2019 cash balance of approximately $2.1 million is expected to support the Company's activities at least through January 31, 2020.

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

Recent equity raises were as follows:

On October 29, 2019, we completed a public offering of 2,450,000 shares of our common stock, 4,510 shares of Series C Preferred Shares, 25,000,000 Series A Warrants and 25,000,000 Series B Warrants. The Company received net proceeds of approximately $4.52 million after underwriting discounts, commissions and other offering expense related to closing and completion of this public offering. The Company also granted the underwriters an option to purchase shares of common stock to cover over-allotments, if any.

On June 26, 2018, we closed a public offering raising net proceeds of approximately $15.1 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of common stock, Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. In addition, the Company received net proceeds of approximately $1.2 million after deducting underwriting discounts, commissions and other offering expenses for shares of common stock to cover over-allotments.

On November 30, 2017, we closed a public offering of 2,250,000 shares of our common stock raising net proceeds of approximately $4.2 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company.

On July 24, 2017, we entered into an agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to which Lincoln Park has agreed to purchase from us up to an aggregate of $16,000,000 of our common stock (subject to certain limitations) from time to time over the 36-month term of the agreement. As a result, on July 24, 2017, 125,000 shares of our common stock were issued to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of our common stock under the agreement, and 250,000 shares of common stock were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000.

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

During March 2018, we sold 60,000 shares of common stock to Lincoln Park pursuant to the agreement for an aggregate gross purchase price of $121,290.

Despite any further proceeds we may receive pursuant to the Lincoln Park Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond September 30, 2020.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2019, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2019 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

·	Valuation of intellectual property;

·	Revenue recognition;

.	Lease accounting;

·	Legal and contractual contingencies;

·	Research and development expenses; and

·	Share-based compensation expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2019. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuits

On March 17, 2015, we filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer and Vidadi Yusibov (“Yusibov”), Fraunhofer’s Executive Director, seeking monetary damages and equitable relief based on Fraunhofer’s material and continuing breaches of their contracts with us. On September 16, 2015, we voluntarily dismissed our action against Yusibov, without prejudice, and thereafter on September 29, 2015, we filed a Verified Amended Complaint against Fraunhofer alleging material breaches of its agreements with us and seeking monetary damages and equitable relief against Fraunhofer. The Court bifurcated the action to first resolve the threshold question in the case–the scope of iBio’s ownership of the technology developed or held by Fraunhofer–before proceeding with the rest of the case and the parties stipulated their agreement to that approach. After considering the parties’ written submissions and oral argument, the Court resolved the threshold issue in favor of iBio on July 29, 2016, holding that iBio owns all proprietary rights of any kind to all plant-based technology of Fraunhofer developed or held as of December 31, 2014, including know-how, and was entitled to receive a technology transfer from Fraunhofer. Fraunhofer’s motion to dismiss iBio’s contract claims was denied by the Court on February 24, 2017. The Court at that time also granted, over Fraunhofer’s opposition, iBio’s motion to supplement and amend the Complaint to add additional state law claims against Fraunhofer. Fraunhofer filed an answer and counterclaims in March 2017, but in May 2017, Fraunhofer obtained new counsel, and with iBio’s agreement (as a matter of procedure), filed an amended answer and amended counterclaims in July 2017.  We replied to those counterclaims on August 9, 2017. In November 2017, we engaged new counsel to further lead our litigation efforts, and on November 3, 2017, we filed a Verified Complaint in the Court of Chancery of the State of Delaware against Fraunhofer-Gesellschaft, the European unit of Fraunhofer (the “Second Complaint”). The Second Complaint follows iBio’s pending litigation filed in March 2015, described above, against Fraunhofer USA, Inc., the U.S. unit of Fraunhofer. The complaint against Fraunhofer-Gesellschaft was dismissed by the Delaware Chancery Court on December 14, 2018 as untimely filed. The dismissal of this action has no effect on the action against the U.S. unit of Fraunhofer. The parties in the action against Fraunhofer USA have continued to proceed with discovery. We are unable to predict the further outcome of this action at this time.

Item 6. Exhibits.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 29, 2017, by and between iBio, Inc. and Aegis Capital Corp.(1)
1.2	Amended and Restated Underwriting Agreement, dated November 30, 2017, between iBio, Inc. and Aegis Capital Corp. (2)
1.3	Underwriting Agreement, dated June 21, 2018, by and between iBio, Inc. and A.G.P./Alliance Global Partners (3)
1.4	Underwriting Agreement, dated October 25, 2019, by and between iBio, Inc. and A.G.P./Alliance Global Partners (19)
3.1	Certificate of Incorporation of the Company (16)
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (4)
3.3	First Amended and Restated Bylaws of the Company (5)
3.4	Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (6)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of iBio, Inc.(7)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of iBio, Inc.(7)
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of iBio, Inc.(19)
4.1	Form of Common Stock Certificate (8)
4.2	Registration Rights Agreement, dated July 24, 2017, between iBio, Inc. and Lincoln Park Capital Fund, LLC (9)
4.3	Form of Series A Warrant to Purchase Common Stock (20)
4.4	Form of Series B Warrant to Purchase Common Stock (20)
10.1	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (10)
10.2	Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (11)+
10.3	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 3,500,000 (pre-split) shares of common stock (12)
10.4	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 6,500,000 (pre-split) shares of common stock (12)
10.5	Amendment, dated June 26, 2018, to Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 6,500,000 (pre-split) shares of common stock (7)
10.6	Amended and Restated Limited Liability Company Operating Agreement of iBio CDMO LLC, dated January 13, 2016, between the Company, Bryan Capital Investors LLC and iBio CDMO LLC (13)
10.7	License Agreement, dated January 13, 2016, between the Company and iBio CDMO LLC (13)
10.8	Sublease Agreement, dated January 13, 2016, between College Station Investors LLC and iBio CDMO LLC (13)
10.9	Exchange Agreement, dated February 23, 2017, between iBio, Inc. and Bryan Capital Investors LLC (14)
10.10	Amendment No. 1, dated February 23, 2017, to the Amended and Restated Limited Liability Company Agreement of iBio CDMO LLC, dated January 13, 2016, between iBio, Inc. and Bryan Capital Investors LLC (14)
10.11	Offer Letter, dated December 30, 2016, between iBio, Inc. and James P. Mullaney(15)
10.12	Purchase Agreement, dated July 24, 2017, between iBio, Inc. and Lincoln Park Capital Fund, LLC (9)
10.13	2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (17)
10.14	Form of Directors and Officer Indemnification Agreement (18)
31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 8-K filed with the SEC on November 29, 2017 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (Commission File No. 001-35023).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2018 (Commission File No. 001-35023).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2018 (Commission File No. 001-35023).
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (Commission File No. 001-35023).
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2018 (Commission File No. 001-35023).
(8)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on July 11, 2008 (Commission File No. 000-53125).
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017 (Commission File No. 001-35023).
(10)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on June 18, 2008 Commission File No. 000-53125).
(11)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 30, 2013 (Commission File No. 001-35023).
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2016 (Commission File No. 000-35023).
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 22, 2016 (Commission File No. 001-35023).
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (Commission File No. 001-35023).
(15)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2017 (Commission File No. 001-35023).
(16)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018 (Commission File No. 001-35023).
(17)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on August 26, 2019 (Commission File No. 001-35023).
(18)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019 (Commission File No. 001-35023).
(19)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2019 (Commission File No. 001-35023).
(20)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2019 (Commission File No. 001-35023).
*	Filed herewith.
+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: November 14, 2019	/s/ Robert B. Kay
Robert B. Kay
Executive Chairman
(Principal Executive Officer)

Date: November 14, 2019	/s/ James P. Mullaney
James P. Mullaney
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)