Form 10-Q
period 2019-12-31
iBio, Inc.
filed 2020-02-14
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Shares of Common Stock outstanding as of February 12, 2020:   76,195,455

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	December 31, 2019	June 30, 2019
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$3,637	$4,421
Accounts receivable - trade	224	97
Prepaid expenses and other current assets	146	290
Total Current Assets	4,007	4,808

Finance lease right-of-use assets, net of accumulated amortization	28,446	-
Fixed assets, net of accumulated depreciation	2,658	24,380
Intangible assets, net of accumulated amortization	1,249	1,374
Security deposits	24	24
Total Assets	$36,384	$30,586

Liabilities and Equity (Deficiency)
Current liabilities:
Accounts payable (related parties of $0 and $125 as of December 31, 2019 and June 30, 2019, respectively)	$442	$1,001
Accrued expenses (related party of $702 and $699 as of December 31, 2019 and June 30, 2019, respectively)	1,053	965
Finance lease obligation – current portion	216	-
Capital lease obligation – current portion	-	213
Contract liabilities	3,033	1,279
Total Current Liabilities	4,744	3,458

Finance lease obligation – net of current portion	32,160	-
Capital lease obligation - net of current portion	-	24,671

Total Liabilities	36,904	28,129

Commitments and Contingencies

Equity (Deficiency):
iBio, Inc. Stockholders’ Equity (Deficiency):
Preferred stock – no par value; 1,000,000 shares authorized; iBio CMO Preferred Tracking Stock; 1 share authorized, issued and outstanding as of both December 31, 2019 and June 30, 2019	-	-
Series A Convertible Preferred Stock - $1,000 stated value; 6,300 shares authorized; 12 and 3,987 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	-	-
Series B Convertible Preferred Stock - $1,000 stated value; 5,785 shares authorized; 5,785 shares issued and outstanding as of both December 31, 2019 and June 30, 2019	-	-
Series C Convertible Preferred Stock - $1,000 stated value; 4,510 shares authorized; 20 and 0 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	-	-
Common stock - $0.001 par value; 275,000,000 shares authorized; 54,567,455 and 20,152,458 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	55	20
Additional paid-in capital	135,071	108,295
Accumulated other comprehensive loss	(31)	(31)
Accumulated deficit	(135,606)	(105,821)
Total iBio, Inc. Stockholders’ Equity (Deficiency)	(511)	2,463
Noncontrolling interest	(9)	(6)
Total Equity (Deficiency)	(520)	2,457
Total Liabilities and Equity (Deficiency)	$36,384	$30,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenues	$314	$651	$422	$696

Operating expenses:
Research and development (related party of $0, $285, $97 and $544), net of grant income of $0, $37, $0 and $37, respectively	888	1,273	1,865	2,397
General and administrative (related party of $304, $311, $572 and $526)	2,581	3,393	5,567	6,264
Total operating expenses	3,469	4,666	7,432	8,661

Operating loss	(3,155)	(4,015)	(7,010)	(7,965)

Other income (expense):
Interest expense - related party	(615)	(476)	(1,235)	(952)
Interest income	4	23	8	44
Royalty income (expense)	2	(2)	9	4

Total other income (expense)	(609)	(455)	(1,218)	(904)

Consolidated net loss	(3,764)	(4,470)	(8,228)	(8,869)
Net loss attributable to noncontrolling interest	2	1	3	2
Net loss attributable to iBio, Inc.	(3,762)	(4,469)	(8,225)	(8,867)
Deemed dividends – down round of Series A Preferred and Series B Preferred	(21,560)	-	(21,560)	-
Preferred stock dividends – iBio CMO Preferred Tracking Stock	(65)	(65)	(131)	(131)
Net loss available to iBio, Inc.	$(25,387)	$(4,534)	$(29,916)	$(8,998)

Comprehensive loss:
Consolidated net loss	$(3,764)	$(4,470)	$(8,228)	$(8,869)
Other comprehensive income (loss) - foreign currency translation adjustments	-	1	(1)	-

Comprehensive loss	$(3,764)	$(4,469)	$(8,229)	$(8,869)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.69)	$(0.24)	$(1.02)	$(0.49)

Weighted-average common shares outstanding - basic and diluted	36,917	18,688	29,420	18,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Deficiency)

(Unaudited; In thousands)

Six Months Ended December 31, 2019

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2019	10	$-	20,152	$20	$108,295	$(31)	$(105,821)	$(6)	$2,457

Conversion of preferred stock to common stock	(4)	-	4,000	4	(4)	-	-	-	-

Share-based compensation	-	-	-	-	68	-	-	-	68

Foreign currency translation adjustment	-	-	-	-	-	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	(4,463)	(1)	(4,464)

Balance as of September 30, 2019	6	-	24,152	24	108,359	(32)	(110,284)	(7)	(1,940)

Capital raise	5	-	2,450	2	4,513	-	-	-	4,515

Cost to raise capital	-	-	-	-	(60)	-	-	-	(60)

Compensation shares	-	-	500	1	(1)	-	-	-	-

Exercise of warrants	-	-	3,140	3	688	-	-	-	691

Deemed dividends – down round of Series A and Series B Preferred	-	-	-	-	21,560	-	(21,560)	-	-

Conversion of preferred stock to common stock	(5)	-	24,325	25	(25)	-	-	-	-

Share-based compensation	-	-	-	-	37	-	-	-	37

Foreign currency translation adjustment	-	-	-	-	-	1	-	-	1

Net loss	-	-	-	-	-	-	(3,762)	(2)	(3,764)

Balance as of December 31, 2019	6	$-	54,567	$55	$135,071	$(31)	$(135,606)	$(9)	$(520)

Six Months Ended December 31, 2018

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2018	12	$-	16,040	$16	$104,408	$(30)	$(88,228)	$(2)	$16,164

Sale of common stock	-	-	1,500	1	1,349	-	-	-	1,350

Costs to raise capital	-	-	-	-	(159)	-	-	-	(159)

Conversion of preferred stock to common stock	(1)	-	797	1	(1)	-	-	-	-

Share-based compensation	-	-	-	-	73	-	-	-	73

Foreign currency translation adjustment	-	-	-	-	-	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	(4,398)	(1)	(4,399)

Balance as of September 30, 2018	11	-	18,337	18	105,670	(31)	(92,626)	(3)	13,028

Additional paid-in capital – capital contribution	-	-	-	-	2,459	-	-	-	2,459

Conversion of preferred stock to common stock	-	-	500	1	(1)	-	-	-	-

Share-based compensation	-	-	-	-	60	-	-	-	60

Foreign currency translation adjustment	-	-	-	-	-	1	-	-	1

Net loss	-	-	-	-	-	-	(4,469)	(1)	(4,470)

Balance as of December 31, 2018	11	$-	18,837	$19	$108,188	$(30)	$(97,095)	$(4)	$11,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Six Months Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Consolidated net loss	$(8,228)	$(8,869)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	105	133
Amortization of intangible assets	153	151
Amortization of finance lease right-of-use assets	830	-
Depreciation of fixed assets	137	724
Write-off of fixed assets	-	179
Changes in operating assets and liabilities:
Accounts receivable – trade	(127)	(79)
Contract assets	-	(57)
Prepaid expenses and other current assets	144	(121)
Security deposits	-	1
Accounts payable	(549)	(40)
Accrued expenses	88	4
Contract liabilities	1,755	2,526

Net cash used in operating activities	(5,692)	(5,448)

Cash flows from investing activities:
Additions to intangible assets	(36)	(30)
Purchases of fixed assets	(202)	(648)

Net cash used in investing activities	(238)	(678)

Cash flows from financing activities:
Proceeds from sale of preferred and common stock	4,515	1,350
Proceeds from exercise of warrants	691	-
Costs to raise capital	(60)	(159)
Proceeds from capital contribution	-	2,459
Payment of finance/capital lease obligation	-	(97)

Net cash provided by financing activities	5,146	3,553

Net decrease in cash	(784)	(2,573)
Cash - beginning of period	4,421	15,934
Cash - end of period	$3,637	$13,361

Schedule of non-cash activities:
Increase in ROU assets under ASC 842	$7,489	$-
Unpaid intangible assets included in accounts payable	$-	$1
Intangible assets included in accounts payable in prior period, paid in current period	$8	$3
Fixed assets included in accounts payable in prior period, paid in current period	$-	$85
Conversion of preferred stock into common stock	$25	$-
Deemed dividend	$21,560	$-
Compensation shares	$1	$-

Supplemental cash flow information:
Cash paid during the period for interest	$1,089	$953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

iBio is a full-service plant-based expression biologics contract development and manufacturing organization (“CDMO”). iBio’s FastPharmingTM expression system, iBio’s proprietary approach to plant-made pharmaceutical (“PMP”) production, can produce a range of recombinant products including monoclonal antibodies, antigens for subunit vaccine design, lysosomal enzymes, virus-like particles (“VLP”), blood factors and cytokines, scaffolds, maturogens and materials for 3D bio-printing and bio-fabrication, biopharmaceutical intermediates and others, as well as create and produce proprietary derivatives of pre-existing products with improved properties. iBio utilizes its proprietary technologies and production facilities to provide product development and manufacturing services to clients, collaborators and third-party customers as well as developing its own product candidates.

iBio’s FastPharming™ platform includes transient transfection of plants and the use of transgenic plants for biologics development and manufacturing, as well as glycan engineering tools, and offers many benefits over the limitations of other expression systems, including:

•	Fast FastPharmingTM may shorten timelines to the clinic and move a program from gene sequence to protein production in weeks versus months

•	Economical No expensive, labor-intensive, and costly mammalian cell line development

•	Quality Production of consistent therapeutics to standards that are well accepted by global regulatory bodies

•	Scalable Fewer time-consuming scale-up challenges

•	Safe Inherently enhanced product safety profile

o	No animal products or animal-derived components are used at any point in FastPharmingTM

o	No inherent adventitious agents and no competency for agent replication

•	Customized N-glycosylation FastPharmingTM allows for N-glycosylation customization of products. Glycan engineering in plants affords greater control and may deliver increased product potency and quality

iBio CDMO services consist of the following core offerings:

Process Development	FastPharmingTM optimizes gene-expression, glycosylation, and purification parameters to deliver a robust process for an active pharmaceutical ingredient (API). iBio's process development team is integrated with its manufacturing team to optimize processes and technology transfer.

cGMP Manufacturing	The FastPharmingTM system works at large-scale to reliably deliver biologics in clinical trial or commercial quantities. iBio's cGMP manufacturing facility was designed to provide highly flexible production schemes.

Aseptic Fill / Finish	iBio offers sterile aseptic fill/finish as part of its core process development and cGMP manufacturing services, as well as a stand-alone service for biopharmaceutical/CDMO bulk API manufacturers. In-line labelling allows serialization of vials and bottles for greater quality assurance of monoclonal antibodies, viral vectors, and other biologics.

Bio-Analytics	iBio's analytical team provides method development and validation as part of its core process development and cGMP manufacturing services, while also performing these services on an ad hoc basis. An experienced analytical staff provides method development and validation support with expertise in protein characterization using mass spectrometry.

Quality & Regulatory	iBio and its selected contractors provide support through the entire drug development cycle, including e-publishing of FDA filings. Quality systems have been carefully constructed to meet cGMP requirements, and iBio can provide regulatory guidance (FDA, EMA and other regulatory bodies) given the team’s experience with therapeutic development.

Factory Solutions	iBio facilitates insourcing by designing and consulting on the building of a client’s own environmentally sustainable FastPharmingTM facility. iBio offers extensive training and complete transfer of process design and quality management systems under appropriate licensing agreements, allowing clients to quickly move into production upon the completion of their facility.

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

Going Concern

Since our spin-off from Integrated BioPharma, Inc. in August 2008, we have incurred significant losses and negative cash flows from operations. As of December 31, 2019, the Company's accumulated deficit was $135.6 million. For the six months ended December 31, 2019, the Company's net loss was approximately $8.2 million and it had cash used in operating activities of $5.7 million. As of December 31, 2019, cash on hand totaled approximately $3.6 million. On October 29, 2019, the Company closed on an underwritten public offering with total net proceeds of $4.5 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 2,450,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) 4,510 shares of the Company’s newly designated Series C Preferred Stock, (iii) 25,000,000 Series A Warrants to purchase shares of the Company’s Common Stock and (iv) 25,000,000 Series B Warrants to purchase shares of the Company’s Common Stock. As of February 7, 2020, the Company has received $5.4 million from the exercise of 19.4 million shares of the Series A Warrants and 5.3 million shares of the Series B Warrants. The total offering net proceeds combined with the proceeds received from exercised warrants and the December 31, 2019 cash balance is expected to support the Company's activities at least through June 1, 2020.

The Company has historically financed its activities through the sale of common stock and warrants. Through December 31, 2019, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies and the development of a proprietary therapeutic product against fibrosis based upon those technologies, advancing its intellectual property, the build-out and recommissioning of its CDMO facility, and general and administrative activities.

As of December 31, 2019, the Company has not completed development of or commercialized any vaccine or therapeutic product candidates. As such, the Company expects to continue to incur significant expenses and operating losses for at least the next year. The Company anticipates that its expenses and losses will increase substantially if the Company:

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

On June 26, 2018, the Company closed on an underwritten public offering with total gross proceeds of approximately $16.0 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 4,350,000 shares of Common Stock at $0.90 per share, (ii) 6,300 shares of Series A Convertible Preferred Stock ("Series A Preferred"), and (iii) 5,785 shares of Series B Convertible Preferred Stock. The Company granted the underwriters, A.G.P./Alliance Global Partners ("Alliance"), a 45-day option to purchase up to an additional 2,666,666 shares of common stock to cover over-allotments, if any. On July 12, 2018, the Company received approximately $1.35 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, from the proceeds of the sale of 1,500,000 over-allotment shares of Common Stock purchased at $0.90 by the underwriter during the 45-day provision. See Note 10 – Stockholders' Equity for additional information.

In July 2019, iBio entered into a Master Manufacturing Services and Supply Agreement (“MSA”) with Lung Biotechnology PBC (“Lung Bio”), a subsidiary of United Therapeutics Corporation, to produce recombinant human collagen-based bioink for 3D bioprinted organ transplants. iBio will collaborate with Lung Bio to scale-up production of rhCollagen in tobacco plants using iBio’s FastPharming™ System. Under the MSA, the initial work to be performed by iBio involves the development of a scalable purification process for rhCollagen, as well as cGMP supply of the material for clinical trials. During the quarter ended September 30, 2019, iBio received a prepayment of approximately $1.6 million from LungBio, $1.0 million of which was allocated to the purchase of capital expenditures per the MSA and $620,000 allocated to the performance of related contracted services. The $1.6 million was recorded as a contract liability on the balance sheet. In Fiscal 2020, the Company recognized approximately $46,000 of the contract liability amount related to LungBio as revenue.

In addition, in June 2018, iBio established a strategic commercial relationship with CC-Pharming Ltd. of Beijing, China (“CC-Pharming”) for the joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. The first product focus selected pursuant to the Master Joint Development Agreement executed between iBio and CC-Pharming is a therapeutic antibody. During the quarter ended September 30, 2018, iBio received prepayments of approximately $2.9 million from CC-Pharming which it recorded as a contract liability on its balance sheet. In Fiscal 2019, the Company recognized approximately $1.8 million of the contract liability amounts related to CC-Pharming as revenue. In Fiscal 2020, the Company recognized approximately $73,000 as revenue.

In November 2018, the Company received a capital contribution from the Eastern Affiliate of approximately $2.5 million for working capital purposes.

On October 29, 2019, the Company closed on an underwritten public offering with total net proceeds of approximately $4.5 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) shares of Common Stock, (ii) shares of Series C Convertible Preferred Stock ("Series C Preferred"), (iii) Series A Common Stock Purchase Warrants ("Series A Warrants") and (iv) Series B Common Stock Purchase Warrants ("Series B Warrants") (together "Warrants"). The Company also granted the underwriters an option to purchase shares of common stock to cover over-allotments, if any. In Fiscal 2020, the Company received $5.4 million from the exercise of 19.4 million shares of the Series A Warrants and 5.3 million shares of the Series B Warrants. See Note 10 – Stockholders' Equity for additional information.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management's estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At December 31, 2019 and June 30, 2019, the Company determined that an allowance for doubtful accounts was not needed.

Revenue Recognition

The Company accounts for its revenue recognition under Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09") and other associated standards. Under this new standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. Contract liabilities represent billings to a customer for whom the services have not yet been provided.

The Company’s contract revenues consist primarily of amounts earned under contracts with third-party customers and reimbursed expenses under such contracts. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting. Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors.

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

Recognition of revenue is driven by satisfaction of the performance obligations using one of two methods: revenue is either recognized over time or at a point in time. Contracts containing multiple performance obligations classify those performance obligations into separate units of accounting either as standalone or combined units of accounting. For those performance obligations treated as a standalone unit of accounting, revenue is generally recognized based on the method appropriate for each standalone unit. For those performance obligations treated as a combined unit of accounting, revenue is generally recognized as the performance obligations are satisfied, which generally occurs when control of the goods or services have been transferred to the customer or client or once the client or customer is able to direct the use of those goods and/ or services as well as obtaining substantially all of its benefits. As such, revenue for a combined unit of accounting is generally recognized based on the method appropriate for the last delivered item but due to the specific nature of certain project and contract items, management may determine an alternative revenue recognition method as appropriate, such as a contract whereby one deliverable in the arrangement clearly comprises the overwhelming majority of the value of the overall combined unit of accounting. Under this circumstance, management may determine revenue recognition for the combined unit of accounting based on the revenue recognition guidance otherwise applicable to the predominant deliverable.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. There was no grant income in Fiscal 2020. Grant income amounted to approximately $37,000 for both the three and six months ended December 31, 2018.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both December 31, 2019 and June 30, 2019, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. Contract liabilities may also be described as deferred revenue. At December 31, 2019 and June 30, 2019, contract liabilities (or deferred revenue) were $3,033,000 and $1,279,000, respectively. The Company recognized revenue of $25,000 and $118,000 during the three and six months ended December 31, 2019 that was included in the contract liabilities balance as of June 30, 2019.

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

The impact of the adoption of ASC 842 on the balance sheet was (in thousands):

	As reported		Balance
	June 30, 2019	Adoption of ASC 842	July 1, 2019
Finance lease right-of-use assets	$-	$7,489	$7,489
Total assets	$30,586	$7,489	$38,075
Finance lease obligation - current portion	$213	$(141)	$72
Finance lease obligation - net of current portion	$24,671	$7,630	$32,301
Total liabilities	$28,129	$7,489	$35,618
Total liabilities and stockholders’ equity	$30,586	$7,489	$38,075

The impact of the adoption of ASC 842 on the Statement of Operations for the three months ended December 31, 2019 was (in thousands):

	Prior to Adoption	Adoption of ASC 842		Balance
Total revenues	$314	$-		$314
Operating expenses	$3,351	$118	(1)	$3,469
Operating loss	$(3,037)	$(118)		$(3,155)
Other income (expense)	$(465)	$(144	)(2)	$(609)
Consolidated net loss	$(3,502)	$(262)		$(3,764)

(1)	Excess of the amortization of finance lease ROU's over the depreciation of capital lease assets that would have occurred under ASC 840.

(2)	Excess of the interest expense related to the finance lease obligation over the interest expense of the capital lease obligation that would have been incurred under ASC 840.

The impact of the adoption of ASC 842 on the Statement of Operations for the six months ended December 31, 2019 was (in thousands):

	Prior to Adoption	Adoption of ASC 842		Balance
Total revenues	$422	$-		$422
Operating expenses	$7,196	$236	(1)	$7,432
Operating loss	$(6,774)	$(236)		$(7,010)
Other income (expense)	$(927)	$(291	)(2)	$(1,218)
Consolidated net loss	$(7,701)	$(527)		$(8,228)

(1)	Excess of the amortization of finance lease ROU's over the depreciation of capital lease assets that would have occurred under ASC 840.

(2)	Excess of the interest expense related to the finance lease obligation over the interest expense of the capital lease obligation that would have been incurred under ASC 840.

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

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the six months ended December 31, 2019 and 2018.

Foreign Currency

The Company accounts for foreign currency translation pursuant to FASB ASC 830, "Foreign Currency Matters." The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three and six months ended December 31, 2019 and 2018, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

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

Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. In addition, the Company estimates forfeitures at each reporting period, rather than electing to record the impact of such forfeitures as they occur. See Note 12 - Shared-Based Compensation for additional information.

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

Effective April 1, 2018, the Company adopted ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)” (“ASU 2017-11”). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in ASC 470-20, “Debt—Debt with Conversion and Other Options”), including related EPS guidance (in ASC 260). The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of ASC 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect. As a result of the adoption of ASU 2017-11, the Company classified the proceeds received from the sale of its preferred stock as equity (see Note 10 – Stockholders' Equity).

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

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable and accounts payable in the Company’s condensed consolidated balance sheets approximated their fair values as of December 31, 2019 and June 30, 2019 due to their short-term nature. The carrying value of the finance (capital) lease obligation approximated its fair value as of December 31, 2019 and June 30, 2019 as the interest rate used to discount the lease payments approximated market.

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

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	December 31, 2019	June 30, 2019
ROU - Facility	$25,761	$-
ROU - Equipment	7,728	-
	33,489	-
Accumulated amortization	(5,043)	-
Net finance lease ROU	$28,446	$-

Amortization expense was approximately $415,000 and $830,000 for the three and six months ended December 31, 2019, respectively.

6.	Fixed Assets

As discussed above, the Company adopted ASC 842. As such, assets formerly classified as "under capital lease" are now classified as finance lease ROU assets. See Note 5 above.

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	December 31, 2019	June 30, 2019
Facility improvements	$1,449	$1,449
Medical equipment	1,297	1,260
Office equipment and software	390	231
Construction in progress	134	138
Facility under capital lease	-	20,000
Equipment under capital lease	-	6,000
	3,270	29,078
Accumulated depreciation – assets under capital lease	-	(4,212)
Accumulated depreciation	(612)	(486)
Net fixed assets	$2,658	$24,380

Depreciation expense was approximately $71,000 and $58,000 for the three months ended December 31, 2019 and 2018, respectively, and approximately $137,000 and $113,000 for the six months ended December 31, 2019 and 2018, respectively.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the six months ended December 31, 2019 and 2018.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	December 31, 2019	June 30, 2019
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,588	2,560
	5,688	5,660
Intellectual property – accumulated amortization	(2,477)	(2,399)
Patents – accumulated amortization	(1,962)	(1,887)
	(4,439)	(4,286)
Net intangible assets	$1,249	$1,374

Amortization expense was approximately $76,000 and $68,000 for the three months ended December 31, 2019 and 2018, respectively, and $153,000 and $151,000 for the six months ended December 31, 2019 and 2018, respectively.

8.	Significant Vendors

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $0 and $65,000 at December 31, 2019 and June 30, 2019, respectively. Research and development expenses related to Novici were approximately $0 and $285,000 for the three months ended December 31, 2019 and 2018, respectively, and $97,000 and $544,000 for the six months ended December 31, 2019 and 2018, respectively.

Fraunhofer

Previously, Fraunhofer had been the Company’s most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below) but expenses have decreased due to changes and a decrease in technology services performed pursuant to the agreement with Fiocruz. The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $75,000 as of both December 31, 2019 and June 30, 2019. See Note 15 – Commitments and Contingencies.

On January 4, 2011, the Company entered into the Collaboration and License Agreement (the "CLA") which is a three-party agreement involving the Company, Fraunhofer and Fiocruz, a public entity, member of the Indirect Federal Public Administration and linked to the Health Ministry of Brazil, acting through its unit Bio-Manguinhos. The CLA provides for the development of a yellow fever vaccine to be manufactured and distributed within Latin America and Africa by Fiocruz. The CLA was supplemented by a bilateral agreement between iBio and Fraunhofer dated December 27, 2010, in which the Company engaged Fraunhofer as a contractor to provide the research and development services (both, together, the "Agreement"). The services are billed to Fiocruz at Fraunhofer's cost, so the Company's revenue is equivalent to expense and there is no profit.

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

On January 6, 2020, the Company filed a motion in the Court of Chancery of the State of Delaware to initiate new litigation against Fraunhofer-Gesellschaft through an amendment to its Verified Amended Complaint. The motion asserts that new evidence reveals that Fraunhofer-Gesellschaft exercised complete dominion and control over its US subsidiary to wrongfully access and direct use of iBio’s intellectual property on many occasions with new and different third parties. The motion to amend is pending and has not been ruled on by the Court of Chancery. The Company is unable to predict the outcome of this action at this time. See Note 15 - Lawsuits for additional information.

9.	Finance Lease Obligation

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the 34-year Sublease. iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Second Eastern Affiliate granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Second Eastern Affiliate. The 34-year term of the Sublease may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the Sublease. Under the Sublease, iBio CDMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The base rent under the Second Eastern Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CDMO is also responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease. The Company incurred rent expense of $35,000 and $54,000 for the three months ended December 31, 2019 and 2018, respectively, and $67,000 and $66,000 for the six months ended December 31, 2019 and 2018, respectively, related to the increases in the CPI.

In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. As the Company adopted ASC 842 effective July 1, 2019, the minimum percentage rent is included in the finance lease obligation. Percentage rent amounted to approximately $88,000 and $175,000 for the three and six months ended December 31, 2018.

Accrued expenses at December 31, 2019 and June 30, 2019 due to the Second Eastern Affiliate amounted to $702,000 and $699,000, respectively. General and administrative expenses related to Second Eastern Affiliate, including rent related to the increases in CPI, percentage rent discussed above and real estate taxes, were approximately $165,000 and $304,000 for the three months ended December 31, 2019 and 2018, respectively, and $336,000 and $527,000 for the six months ended December 31, 2019 and 2018, respectively. Interest expense related to the Second Eastern Affiliate was approximately $615,000 and $476,000 for the three months ended December 31, 2019 and 2018, respectively, and approximately $1,235,000 and $952,000 for the six months ended December 31, 2019 and 2018, respectively.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands):

Six Months Ended
December 31, 2019
Finance Lease Cost:
Amortization of right-of-use assets	$830
Interest on lease liabilities	1,235
Operating Lease Cost	67
Total Lease Cost	$2,132

Other Information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating lease	$67
Financing cash flows from finance lease obligation	$-

December 31, 2019
Finance lease right-of-use assets	$28,446
Finance lease obligation – current portion	$216
Finance lease obligation - non-current portion	$32,160
Weighted average remaining lease term - finance lease	30.18 years
Weighted average discount rate - Finance lease obligation	7.608%

Future minimum payments under the capitalized lease obligation are due as follows (in thousands):

Fiscal period ending on December 31:	Principal	Interest	Total
2020	$216	$2,459	$2,675
2021	312	2,438	2,750
2022	337	2,413	2,750
2023	363	2,387	2,750
2024	391	2,359	2,750
Thereafter	30,757	38,680	69,437

Total minimum lease payments	32,376	$50,736	$83,112
Less: current portion	(216)
Long-term portion of minimum lease obligations	$32,160

10.	Stockholders’ Equity

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

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of December 31, 2019, no dividends have been declared. Accrued dividends total approximately $741,000 and $610,000 at December 31, 2019 and June 30, 2019, respectively.

2.	The holders of Preferred Tracking Stock, voting separately as a class, are entitled to approve by the affirmative vote of a majority of the shares of Preferred Tracking Stock outstanding any amendment, alteration or repeal of any of the provisions of, or any other change to, the Certificate of Incorporation of the Company or the Certificate of Designation that adversely affects the rights, powers or privileges of the Preferred Tracking Stock, any increase in the number of authorized shares of Preferred Tracking Stock, the issuance or sale of any additional shares of Preferred Tracking Stock or any securities convertible into or exercisable or exchangeable for Preferred Tracking Stock, the creation or issuance of any shares of any additional class or series of capital stock unless the same ranks junior to the Preferred Tracking Stock, or the reclassification or alteration of any existing security of the Company that is junior to or pari passu with the Preferred Tracking Stock, if such reclassification or alteration would render such other security senior to the Preferred Tracking Stock.

3.	Except as required by applicable law, the holders of Preferred Tracking Stock have no other voting rights.

4.	No dividend may be declared or paid or set aside for payment or other distribution declared or made upon the Company’s common stock and no common stock may be redeemed, purchased or otherwise acquired for any consideration by the Company unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

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

Series A Preferred

On June 20, 2018, the Board of Directors of the Company created the Series A Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Terms of the Series A Preferred include the following:

1.	Each share of Series A Preferred is convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price in effect at such time. The original conversion price of $0.90 was adjusted to $0.20 upon the closing of the Company’s public offering on October 29, 2019. See the sections below entitled “Public Offering – Alliance – June 26, 2018” and “Public Offering – Alliance – October 29, 2019” for further information. The number of shares of common stock to be received is limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series A Preferred will not have the right to exercise any portion of its Series A Preferred if such holder, together with its affiliates, would beneficially own over 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise; provided, however, that upon 61 days’ prior notice to us, such holder may increase such limitation, provided that in no event will the limitation exceed 9.99%.

2.	Holders are entitled to dividends on shares of Series A Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid or accrued on the shares of Series A Preferred.

3.	Holders have no voting rights except as defined in the certificate of designation.

4.	If at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series A Preferred will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series A Preferred (as defined).

5.	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive the same amount that a holder of common stock would receive if the Series A Preferred were fully converted (disregarding for such purposes any conversion limitations hereunder) into common stock at the conversion price in effect at such time. Such amounts shall be paid pari passu with all holders of common stock, the Series B Convertible Preferred and the Series C Convertible Preferred.

6.	The Company is required that it will at all times, reserve and keep available out of its authorized and unissued shares of common stock, for the sole purpose of issuance upon the conversion of the Series A Preferred, not less than such aggregate number of shares of the common stock as shall be issuable upon the conversion of the then outstanding shares of the Series A Preferred.

On June 26, 2018, the Company issued 6,300 shares of Series A Preferred as part of a public offering. For the six months ended December 31, 2019, 3,975 shares of Series A Preferred had been converted into 5,874,997 shares of common stock. For the period from January 1, 2020 through the date of the filing of this report, an adjustment was made related to 12 shares of Series A Preferred converted into 13,000 shares of common stock. See the section below entitled “Public Offering – Alliance” for further information.

Series B Preferred

On June 20, 2018, the Board of Directors of the Company created the Series B Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Terms of the Series B Preferred include the following:

1.	Each share of Series B Preferred is convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price in effect at such time. The original conversion price of $0.90 was adjusted to $0.20 upon the closing of the Company’s public offering on October 29, 2019. See the sections below entitled “Public Offering – Alliance – June 26, 2018” and “Public Offering – Alliance – October 29, 2019” for further information. The number of shares of common stock to be received is limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series B Preferred will not have the right to exercise any portion of its Series B Preferred if such holder, together with its affiliates, would beneficially own over 48% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

2.	Holders are entitled to dividends on shares of Series B Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid or accrued on the shares of Series B Preferred.

3.	Holders have no voting rights except as defined in the certificate of designation.

4.	If at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series B Preferred will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series B Preferred (as defined).

5.	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive the same amount that a holder of common stock would receive if the Series B Preferred were fully converted (disregarding for such purposes any conversion limitations hereunder) into common stock at the conversion price in effect at such time. Such amounts shall be paid pari passu with all holders of common stock, the Series A Preferred and the Series C Preferred.

6.	The Company is required that it will at all times, reserve and keep available out of its authorized and unissued shares of common stock, for the sole purpose of issuance upon the conversion of the Series B Preferred, not less than such aggregate number of shares of the common stock as shall be issuable upon the conversion of the then outstanding shares of the Series B Preferred.

On June 26, 2018, the Company issued 5,785 shares of Series B Preferred as part of a public offering. As of the date of the filing of this report, no shares of Series B Preferred had been converted into shares of common stock. See the section below entitled “Public Offering – Alliance – June 26, 2018” for further information.

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

On October 29, 2019, the Company issued 4,510 shares of Series C Preferred as part of a public offering. From October 29, 2019 through December 31, 2019, 4,490 shares of Series C Preferred were converted into 22.45 million shares of the Company’s common stock. For the period from January 1, 2020 through the date of the filing of this report, no shares of Series C Preferred were converted into common stock. See the section below entitled “Public Offering – Alliance – October 29, 2019” for further information.

Common Stock

The number of authorized shares of the Company's common stock is 275 million. In addition, as of the filing date of this report, the Company had reserved shares of common stock for the following: (i) up to 2.24 million shares of common stock for incentive compensation (stock options and restricted stock); (ii) 0 shares for the conversion of the Series A Preferred at the adjusted conversion rate of $0.20 per share; (iii) 28.925 million shares for the conversion of the Series B Preferred at the adjusted conversion rate of $0.20 per share; (iv) 100,000 shares for the conversion of the Series C Preferred; and (v) 25.25 million shares for the conversion of the Series A Warrants and Series B Warrants.

The Company is seeking to amend its certificate of incorporation, as amended, to effect a reverse stock split of the Company’s common stock at a ratio not less than one-for-five (1:5) and not greater than one-for-twenty-five (1:25), with the exact ratio to be publicly announced and set within that range at the discretion of the Company’s Board of Directors. The amendment will be voted upon the Company’s stockholders at the annual shareholders meeting scheduled for March 5, 2020.

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

Public Offering – Alliance – June 26, 2018

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

The Company granted a forty-five (45)-day option to Alliance to purchase up to 2,666,666 additional shares (the “Option Shares”) of common stock. On July 12, 2018, 1,500,000 shares of common stock were sold to Alliance in connection with Alliance partially exercising its over-allotment option at the public offering price of $0.90 per share. The Company received gross proceeds of $1,350,000 before deducting $159,000 of underwriting discounts, commissions and other offering expenses payable by the Company.

Public Offering – Alliance – October 29, 2019

On October 29, 2019, the Company closed on an underwritten public offering with total gross proceeds of $5.0 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 2,450,000 shares (the “Shares”) of the Company’s Common Stock, (ii) 4,510 shares of the Company’s newly designated Series C Preferred, (iii) 25,000,000 Series A Warrants to purchase shares of the Company’s Common Stock and (iv) 25,000,000 Series B Warrants to purchase shares of the Company’s Common Stock.

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

Due to the terms of the June 26, 2018 underwritten public offering, any remaining outstanding Series A Preferred and Series B Preferred were amended to convert at the same rate of the Series C Preferred ($0.20 per share). As a result of the reduction of the conversion rates of Series A Preferred and Series B Preferred, the Company recognized deemed dividends totaling $21,560,000.

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

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of a newly created the Preferred Tracking Stock, in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions contemplated in the Exchange Agreement, the Company owns 99.99% of iBio CDMO and the Eastern Affiliate owns 0.01% of iBio CDMO.

Working Capital Contributions

In May 2018 and November 2018, the Eastern Affiliate contributed $1.093 million and $2.459 million, respectively, to iBio for working capital purposes which has been recorded as additional paid-in capital.

Warrants

As discussed above, the Company issued 25,000,000 Series A Warrants and 25,000,000 Series B Warrants as part of its October 29, 2019 public offering. The Series A Warrants are exercisable at $0.22 per share, have a term of two years and expire on October 29, 2021. The Series B Warrants are exercisable at $0.22 per share, have a term of seven years and expire on October 29, 2026. From the date of the public offering through December 31, 2019, the Company issued 3,140,000 shares of common stock for the exercise of 3,070,000 Series A Warrants and 70,000 Series B Warrants. The Company received proceeds of approximately $691,000.

The following table summarizes all Warrants activity during Fiscal 2020:

	Series A	Series B
Outstanding as of July 1, 2019	-	-
Granted	25,000,000	25,000,000
Exercised	(3,070,000)	(70,000)
Outstanding as of December 31, 2019	21,930,000	24,930,000

For the period from January 1, 2020 through the date of the filing of this report, the Company issued 21,615,000 shares of common stock for the exercise of 16,335,000 Series A Warrants and 5,280,000 Series B Warrants. The Company received proceeds of approximately $4.76 million.

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

	Three Months ended December 31,		Six Months ended December 31,
	2019	2018	2019	2018
Basic and diluted numerator:

Net loss attributable to iBio, Inc.	$(3,762)	$(4,469)	$(8,225)	$(8,867)
Deemed dividends – down round of Series A Preferred and Series B Preferred	(21,560)	-	(21,560)	-
Preferred stock dividends – iBio CMO Preferred Tracking Stock	(65)	(65)	(131)	(131)
Net loss available to iBio, Inc. stockholders	$(25,387)	$(4,534)	$(29,916)	$(8,998)

Basic and diluted denominator:

Weighted-average common shares outstanding	36,917	18,688	29,420	18,291

Per share amount	$(0.69)	$(0.24)	$(1.02)	$(0.49)

In Fiscal 2020 and Fiscal 2019, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of December 31, 2019 and 2018, shares issuable which could potentially dilute future earnings were as follows:

	December 31,
	2019	2018
	(in thousands)
Stock options	1,259	1,311
Series A Warrants	21,930	-
Series B Warrants	24,930	-
Series A Preferred	60	5,603
Series B Preferred	28,925	6,428
Series C Preferred	100	-
Shares excluded from the calculation of diluted loss per share	77,204	13,342

12.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,
	2019	2018
Research and development	$5	$7
General and administrative	32	53
Total	$37	$60

	Six Months Ended December 31,
	2019	2018
Research and development	$12	$16
General and administrative	93	117
Total	$105	$133

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

On December 18, 2018, the Company's stockholders, upon recommendation of the Board of Directors on November 9, 2018, approved the 2018 Plan. The total number of shares of common stock reserved under the 2018 Plan is 3.5 million. Stock options granted under the 2018 Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, or restricted stock and determined at the discretion of the Board of Directors. The Company is seeking to amend the 2018 Plan to increase the total number of shares of common stock reserved under the 2018 Plan from 3.5 million to 6.5 million and to incorporate changes to include restricted stock units and performance-based awards as grant types. The amendment will be voted upon the Company’s stockholders at the annual shareholders meeting scheduled for March 5, 2020.

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

The Replacement Options:

•	have a per-share exercise price of $0.93, which was equal to the closing price per share of the Company’s common stock on the Replacement Option Grant Date;

•	have a five-year term beginning on February 20, 2019 and vest one year later on February 20, 2020. Generally, the Underwater Options had been scheduled to vest over four years following the recipient’s employment start date or the date of grant. As of November 19, 2018, approximately 94% of the shares covered by the Underwater Options already were vested. All other terms and conditions of the new stock options are generally consistent with the terms and conditions of iBio’s standard time-vesting stock option grants;

•	are of the same type of options as the surrendered options. Eligible Option Holders holding nonqualified stock options received Replacement Options in the form of nonqualified stock options and Eligible Option Holders holding incentive stock options received Replacement Options in the form of incentive stock options; and

•	have the terms and be subject to the conditions as provided for in the 2018 Plan and option award agreement.

No stock options were issued during Fiscal 2020.

The following table summarizes all stock option activity during Fiscal 2020:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2019	1,346,519	$1.45	6.1	$-
Forfeited/expired	(87,562)	3.95
Outstanding as of December 31, 2019	1,258,957	$1.28	5.7	$-
Vested and, as of December 31, 2019, expected to vest	1,246,528	$1.28	5.7	$-

Exercisable as of December 31, 2019	24,832	$18.94	2.1	$-

The following table summarizes information about options outstanding and exercisable at December 31, 2019:

	Options Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Exercise prices:
$0.90 - $2.03	1,233,373	5.8	$0.92	166
$2.53 - $4.00	2,250	7.5	3.67	1,332
$7.30 - $26.90	19,334	1.9	18.06	19,334
$28.90	4,000	1.5	28.90	4,000
	1,258,957	5.7	$1.28	24,832

The total fair value of stock options that vested during Fiscal 2020 was $483. As of December 31, 2019, there was approximately $247,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.0 years.

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.25 as of December 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

13.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici in which iBio’s President is a minority stockholder. See Note 8 – Significant Vendors for further details.

Agreements with Eastern Capital Limited and its Affiliates

As more fully discussed in Note 10 – Stockholders' Equity, the Company entered into two share purchase agreements with Eastern and the Standstill Agreement.

Concurrently with the execution of the Purchase Agreements, iBio entered into a contract manufacturing joint venture with the Eastern Affiliate to develop and manufacture plant-made pharmaceuticals through iBio CDMO. The Eastern Affiliate contributed $15.0 million in cash to iBio CDMO, for a 30% interest in iBio CDMO. iBio retained a 70% equity interest in iBio CDMO. As the majority equity holder, iBio has the right to appoint a majority of the members of the Board of Managers that manages the iBio CDMO joint venture. Specified material actions by the joint venture require the consent of iBio and the Eastern Affiliate. iBio contributed to the capital of iBio CDMO a royalty bearing license, which grants iBio CDMO a non-exclusive license to use the iBio’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. iBio retains all other rights in its intellectual property, including the right for itself to commercialize products based on its proprietary technologies or to grant licenses to others to do so.

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CDMO the Sublease of a Class A life sciences building in Bryan, Texas, located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. Accrued expenses at December 31, 2019 and June 30, 2019 due to the Second Eastern Affiliate are $702,000 and $699,000, respectively. General and administrative expenses related to the Second Eastern Affiliate were approximately $165,000 and $304,000 for the three months ended December 31, 2019 and 2018, respectively. Interest expense related to the Second Eastern Affiliate was approximately $615,000 and $476,000 for the three months ended December 31, 2019 and 2018, respectively. The terms of the sublease are described in Note 9 – Finance Lease Obligation.

The Standstill Agreement took effect upon the issuance of the shares to Eastern pursuant to a share purchase agreement for the acquisition of 650,000 shares of common stock. The Standstill Agreement has been amended twice so that Eastern and its controlled affiliates are limited to its beneficial ownership of the Company's outstanding shares of common stock to a maximum of 48%, absent approval by a majority of the Company's Board of Directors. Eastern agreed to extend the standstill restrictions for two (2) additional years beginning with the date of Eastern’s or its controlled affiliate’s purchase of securities in the public offering with Alliance. See Note 10 – Stockholders' Equity for further information.

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of the Preferred Tracking Stock in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions in the Exchange Agreement, the Company owns 99.99% of iBio CDMO and the Eastern Affiliate owns 0.01% of iBio CDMO.

Director Consulting Agreement

Effective as of May 1, 2019, the Company entered into a Statement of Work (the “May 1, 2019 SOW”) pursuant to a Consulting Agreement, dated as of February 22, 2019, between the Company and i.e. Advising, LLC (the “Consultant”). Thomas Isett, a director of the Company, is the Managing Director and sole owner of the Consultant. The Consultant has been retained by the Company as a strategy and management consultant through December 31, 2020, with services to be provided pursuant to statements of work that may be entered into between the Company and Consultant from time to time. The May 1, 2019 SOW (the “Initial SOW”) had a term from May 1, 2019 to August 31, 2019. Subsequent amendments have been executed extending the term through December 31, 2020. The engagement is being conducted on a retainer basis for the director, as the primary engagement resource, at a rate of $40,000 per month, and on a time and materials basis for all other engagement resources provided by Consultant, which are billable at the rate of $85.00 to $1,000 per hour. Consulting expenses totaled approximately $138,000 and $288,000 for the three and six months ended December 31, 2019, respectively. At December 31 2019 and June 30, 2019, the Company owed the Consultant $0 and $60,000, respectively.

On December 1, 2019, the Consultant and the Company entered into an additional Statement of Work which provides that the Consultant is entitled to a bonus of 3% to 4.5% of the transaction value if the Company or any of its assets are sold during the term of the Statement of Work, which ends on December 31, 2020.

14.	Income Taxes

The Company recorded no income tax expense for the three and six months ended December 31, 2019 and 2018 because the estimated annual effective tax rate was zero. As of December 31, 2019, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

The Company incurred licensing fees of $150,000 and $150,000 for the three months ended December 31, 2019.and 2018, respectively, and $152,000 and $152,000 for the six months ended December 31, 2019 and 2018, respectively.

University of Natural Resources and Life Sciences, Vienna

On March 1, 2019, the Company entered into a non-exclusive license agreement with the University of Natural Resources and Life Sciences, Vienna, whereby the Company obtained a non-transferable license for certain technical information and biological materials related to certain Nicotiana benthamiana plants with modified N-glycosylation. The license agreement expired on December 11, 2019, and an amendment was executed extending the expiration date to January 31, 2020. The two parties are currently in discussions regarding the terms of any possible further extension. For the three and six months ended December 31, 2019, the Company did not incur any related licensing fees.

Lease – Bryan, Texas

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas from the Second Eastern Affiliate under the Sublease. See Note 9 - Finance Lease Obligation for more details of the Sublease. The base rent is subject to increase annually in accordance with increases in the CPI. The Company incurred rent expense of approximately $35,000 and $54,000 for the three months ending December 31, 2019 and 2018, respectively, and approximately $67,000 and $66,000 for the six months ending December 31, 2019 and 2018, respectively.

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

On January 6, 2020, the Company filed a motion in the Court of Chancery of the State of Delaware to initiate new litigation against Fraunhofer-Gesellschaft through an amendment to its Verified Amended Complaint. The motion asserts that new evidence reveals that Fraunhofer-Gesellschaft exercised complete dominion and control over its US subsidiary to wrongfully access and direct use of iBio’s intellectual property on many occasions with new and different third parties. The motion to amend is pending and has not been ruled on by the Court of Chancery.

The Company and Fraunhofer have continued to proceed with discovery. The Company is unable to predict the further outcome of this action at this time.

16.	Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended December 31, 2019 and 2018, employer contributions made to the Plan totaled approximately $27,000 and $31,000, respectively, and $57,000 and $64,000 for the six months ended December 31, 2019 and 2018, respectively.

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

Three Months Ended December 31, 2019 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$242	$72	$-	$314
Revenues – intersegment	184	331	(515)	-
Research and development	376	884	(372)	888
General and administrative	1,027	1,697	(143)	2,581
Operating loss	(977)	(2,178)	-	(3,155)
Interest expense	-	(615)	-	(615)
Interest and other income	5	1	-	6
Consolidated net loss	(972)	(2,792)	-	(3,764)
Total assets	41,959	32,089	(37,664)	36,384
Finance lease ROU assets	-	28,446	-	28,446
Fixed assets, net	1	2,657	-	2,658
Intangible assets, net	1,249	-	-	1,249
Amortization of ROU assets	-	415	-	415
Depreciation expense	2	70	-	72
Amortization of intangible assets	76	-	-	76

Three Months Ended December 31, 2018 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$651	$-	$-	$651
Revenues – intersegment	400	696	(1,096)	-
Research and development	1,541	535	(803)	1,273
General and administrative	1,202	2,483	(292)	3,393
Operating loss	(1,692)	(2,323)	-	(4,015)
Interest expense	-	(476)	-	(476)
Interest and other income	17	4	-	21
Consolidated net loss	(1,675)	(2,795)	-	(4,470)
Total assets	40,770	12,676	(13,143)	40,303
Fixed assets, net	3	24,809	-	24,812
Intangible assets, net	1,498	-	-	1,498
Depreciation expense	-	364	-	364
Amortization of intangible assets	68	-	-	68

Six Months Ended December 31, 2019 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$350	$72	$-	$422
Revenues – intersegment	426	492	(918)	-
Research and development	658	1,709	(502)	1,865
General and administrative	2,230	3,753	(416)	5,567
Operating loss	(2,112)	(4,898)	-	(7,010)
Interest expense	-	(1,235)	-	(1,235)
Interest and other income	16	1	-	17
Consolidated net loss	(2,096)	(6,132)	-	(8,228)
Total assets	41,959	32,089	(37,664)	36,384
Finance lease ROU assets	-	28,446		28,446
Fixed assets, net	1	2,657	-	2,658
Intangible assets, net	1,249	-	-	1,249
Amortization of ROU assets	-	830		830
Depreciation expense	2	135	-	137
Amortization of intangible assets	153	-	-	153

Six Months Ended December 31, 2018 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$696	$-	$-	$696
Revenues – intersegment	764	753	(1,517)	-
Research and development	2,099	1,122	(824)	2,397
General and administrative	2,239	4,717	(692)	6,264
Operating loss	(2,878)	(5,087)	-	(7,965)
Interest expense	-	(952)	-	(952)
Interest and other income	40	8	-	48
Consolidated net loss	(2,838)	(6,031)	-	(8,869)
Total assets	40,770	12,676	(13,143)	40,303
Fixed assets, net	3	24,809	-	24,812
Intangible assets, net	1,498	-	-	1,498
Depreciation expense	1	723	-	724
Amortization of intangible assets	151	-	-	151

18.	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On October 16, 2019, the Company received notification from the NYSE American (the “Exchange”) that the Company is not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide (the “Guide”), which applies if a listed company has stockholders’ equity of less than $4,000,000 and has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years, and Section 1003(a)(iii) of the Guide, which applies if a listed company has stockholders’ equity of less than $6,000,000 and has reported losses from continuing operations and/or net losses in its five most recent fiscal years. On December 9, 2019, the Company received a further notice from the Exchange that the Company currently is below the Exchange’s continued listing standards set forth in Section 1003(a)(i) of the Guide, which applies if a listed company has stockholders’ equity of less than $2,000,000 and has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. The December 9, 2019 notification from the Exchange also stated that the Exchange has determined that the Company’s securities have been selling for a low price per share for a substantial period of time and pursuant to Section 1003(f)(v) of the Guide, the Company’s continued listing on the Exchange is predicated on the Company effecting a reverse stock split or otherwise demonstrating sustained improvement in its share price within a reasonable period of time, which the Exchange has determined to be no later than June 9, 2020.

On January 10, 2020, the Company received notice from the Exchange that NYSE Regulation has accepted the Company’s November 15, 2019 plan to regain compliance with the Exchange’s continued listing standards set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Guide and has granted a plan period through December 9, 2020, subject to periodic review by the Exchange, including quarterly monitoring, to regain compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by December 9, 2020, or if the Company does not make progress consistent with the plan during the plan period, the NYSE Regulation staff will initiate delisting proceedings as appropriate.

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

In addition, as of December 31, 2019, the Company’s stockholders’ equity balance is a deficiency of approximately $510,000 with related net losses in its five most recent fiscal years.

19.	Subsequent Events

Fraunhofer

On January 6, 2020, the Company filed a motion in the Court of Chancery of the State of Delaware to initiate new litigation against Fraunhofer-Gesellschaft through an amendment to its Verified Amended Complaint. The motion asserts that new evidence reveals that Fraunhofer-Gesellschaft exercised complete dominion and control over its US subsidiary to wrongfully access and direct use of iBio’s intellectual property on many occasions with new and different third parties. The motion to amend is pending and has not been ruled on by the Court of Chancery.

NYSE Listing Requirements

On January 10, 2020, the Company received notice that NYSE Regulation has accepted the Company’s November 15, 2019 plan to regain compliance with NYSE American’s (the “Exchange”) continued listing standards set forth in Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the NYSE American Company Guide (the “Guide”) and has granted a plan period through December 9, 2020, subject to periodic review by the Exchange, including quarterly monitoring, to regain compliance with the initiatives outlined in the plan. If the Company is not in compliance with the continued listing standards by December 9, 2020, or if the Company does not make progress consistent with the plan during the plan period, the NYSE Regulation staff will initiate delisting proceedings as appropriate.

Beijing CC-Pharming Ltd.

On February 3, 2020, the Company entered a collaboration agreement with Beijing CC-Pharming Ltd. to develop and test a new 2019-nCoV vaccine to be manufactured using iBio’s FastPharming System™.

Postponement of the Annual Shareholders Meeting

On February 6, 2020, the Company announced it had postponed the 2019 annual meeting of stockholders (the “Annual Meeting”) originally scheduled to be held on February 10, 2020, and rescheduled for March 5, 2020, after becoming aware that the Definitive Proxy Statement filed with the Securities and Exchange Commission on January 23, 2020 (the “Proxy Statement”) was not timely delivered to beneficial holders of the Company’s common stock before the originally scheduled meeting date.

Warrant Exercise

From the period January 1, 2020 through February 8, 2020, Series A Warrants in the amount of 16.3 million shares and Series B Warrants in the amount of 5.3 million shares related to the October 29, 2019 underwritten public offering were exercised in exchange for 21.6 million shares of the Company’s common stock. As a result, the Company received proceeds of approximately $4.7 million.

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

We expect to provide services and participate in collaborative development programs with a diverse group of clients and collaborators to enable us to achieve positive cash flow from operations sufficient for use in developing our own product candidates and enabling us to participate in the success of selected products developed jointly with collaborators. Our current product pipeline is comprised of proprietary candidates for the treatment of a range of fibrotic diseases including systemic scleroderma and idiopathic pulmonary fibrosis. IBIO-100 (formerly “CFB03”), based on exclusively in-licensed university patents and newer patent applications filed by iBio, is our lead therapeutic candidate being advanced for IND development. On an ongoing basis, we evaluate product candidate opportunities originating in both academic institutions and corporate research programs, to which iBio technologies can add value, as potential opportunities for iBio.

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

We accomplished the first part of our new business plan through the acquisition of control of the large manufacturing facility that is now controlled and operated by iBio CDMO under a capital lease. The facility includes human resources, laboratory and pilot-scale operations, and large-scale automated hydroponic systems capable of growing over four million plants as "in process inventory" and delivering over 300 kilograms of therapeutic protein active pharmaceutical ingredient per year. The facility capacity can also be expanded by adding additional plant growth equipment in a space already available for that purpose.

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

On December 20, 2019, we entered into a collaboration agreement with EdgePoint AI, a division of Mateon Therapeutics, Inc., to deploy EdgePoint’s proprietary artificial intelligence (“AI”)/blockchain-driven vision system for pharmaceutical manufacturing, known as TrustPoint Fabric. Initial implementation will occur at iBio’s state-of-the-art production facility for the optimization of raw material documentation and verification activities from receipt through final manufacturing.

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

Results of Operations - Comparison of Three Months ended December 31, 2019 (“Fiscal 2020”) versus December 31, 2018 (“Fiscal 2019”)

Revenue

Gross revenue for Fiscal 2020 and Fiscal 2019 were approximately $314,000 and $651,000, respectively, a decrease of approximately $337,000. The decrease is primarily attributable to the timing of income earned under the strategic relationship with CC-Pharming Ltd. of Beijing, China ("CC-Pharming") for the joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. Revenue earned from CC-Pharming totaled approximately $25,000 in Fiscal 2020 versus $626,000 in Fiscal 2019. Revenue earned from other third-party customers in Fiscal 2020 totaled approximately $289,000 versus $25,000 in Fiscal 2019.

Research and development expenses

Research and development expenses for Fiscal 2020 and Fiscal 2019 were $888,000 and $1,273,000, respectively, a decrease of approximately $385,000. The decrease is primarily attributable to a decrease in third-party research and development costs of approximately $325,000 and a decrease in research and development personnel costs of approximately $60,000 at iBio CDMO.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2019 and 2018 were approximately $2,580,000 and $3,393,000, respectively, a decrease of $813,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The decrease is primarily related to decreases in personnel and recruiting costs of $324,000, repairs and maintenance costs of $381,000, and rent expense of $138,000.

Other Income (Expense)

Other income (expense) for Fiscal 2020 and Fiscal 2019 were approximately ($609,000) and ($455,000), respectively.

The increase resulted primarily from an increase in interest expense related to the adoption, effective July 1, 2019, of ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) (“ASC 842”) and other associated standards using the modified retrospective approach for all leases entered into before the effective date. The adoption of ASC 842 had a significant effect on our balance sheet resulting in an increase in non-current assets and both current and non-current liabilities and an associated $144,000 interest expense.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under a 34-year lease (the "Sublease") with the Second Eastern Affiliate. Such sublease is treated as a finance lease. For Fiscal 2020, other income (expense) included interest expense of approximately $615,000 incurred under the finance lease offset by interest and royalty income of approximately $6,000. For Fiscal 2019, other income (expense) included interest expense of approximately $476,000 incurred under the capital lease offset by interest and royalty income of approximately $21,000.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate for Fiscal 2020 and Fiscal 2019.

Results of Operations - Comparison of Six Months ended December 31, 2019 (“Fiscal 2020”) versus December 31, 2018 (“Fiscal 2019”)

Revenue

Gross revenue for Fiscal 2020 and Fiscal 2019 were approximately $422,000 and $696,000, respectively, a decrease of approximately $274,000. The decrease is primarily attributable to the timing of income earned under the strategic relationship with CC-Pharming. Revenue earned from CC-Pharming totaled approximately $73,000 in Fiscal 2020 versus $626,000 in Fiscal 2019. In addition, in Fiscal 2020, the Company entered into a Master Manufacturing Services and Supply Agreement (“MSA”) with Lung Biotechnology PBC (“Lung Bio”), a subsidiary of United Therapeutics Corporation, to produce recombinant human collagen-based bioinks for 3D bioprinted organ transplants. Revenue earned from the MSA totaled $45,000. Revenue earned from other third-party customers in Fiscal 2020 totaled approximately $304,000 versus $70,000 in Fiscal 2019.

Research and development expenses

Research and development expenses for Fiscal 2020 and Fiscal 2019 were $1,865,000 and $2,397,000, respectively, a decrease of approximately $532,000. The decrease is primarily attributable to a decrease in third-party research and development costs of approximately $688,000, offset by an increase in research and development personnel costs and other associated research and development costs of approximately $156,000 at iBio CDMO.

General and administrative expenses

General and administrative expenses for Fiscal 2020 and Fiscal 2019 were approximately $5,566,000 and $6,264,000, respectively, a decrease of $698,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The decrease is primarily related to decreases in personnel and recruiting costs of $283,000 and repairs and maintenance costs of $491,000 offset by an increase in professional fees.

Other Income (Expense)

Other income (expense) for Fiscal 2020 and Fiscal 2019 were approximately ($1,218,000) and ($904,000), respectively, an increase of approximately $314,000.

The increase resulted primarily from an increase in interest expense related to the adoption, effective July 1, 2019, of ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) (“ASC 842”) and other associated standards using the modified retrospective approach for all leases entered into before the effective date. The adoption of ASC 842 had a significant effect on our balance sheet resulting in an increase in non-current assets and both current and non-current liabilities and an associated $291,000 interest expense.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under the Sublease with the Second Eastern Affiliate. Such sublease is treated as a finance lease. For Fiscal 2020, other income (expense) included interest expense of approximately $1,235,000 incurred under the finance lease offset by interest and royalty income of approximately $17,000. For the six months ended December 31, 2018, other income (expense) included interest expense of approximately $952,000 incurred under the capital lease offset by interest and royalty income of approximately $48,000.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate for the six months ended December 31, 2019 and 2018.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $3.6 million as compared to $4.4 million as of June 30, 2019. On October 29, 2019, the Company closed on an underwritten public offering with total net proceeds of $4,515,000 after deducting underwriting discounts, commissions and other offering expenses payable by the Company. In addition, the Company received proceeds of approximately $691,000 from the exercise of warrants issued as part of the public offering through December 31, 2019 and an additional $4.75 million for the period from January 1, 2020 through the date of the filing of this report. The cash balance is expected to support the Company's activities at least through June 1, 2020.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $5,692,000 in Fiscal 2020. The decrease in cash was attributable to funding our net loss for the year offset by an increase in contract liabilities related to contract liability amounts.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $238,000 in Fiscal 2020. Cash used in investing activities was attributable to the additions of intangible assets of $36,000 and fixed assets attributable to iBio CDMO of $202,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $5,146,000 in Fiscal 2020, which represented (1) the net proceeds from the October 2019 public offering (see discussion below); and (2) the proceeds from the exercises of Series A Warrants and Series B Warrants issued as part of the October 2019 public offering.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of December 31, 2019, our accumulated deficit was approximately $135.6 million, and we used approximately $5.7 million of cash for operating activities for Fiscal 2020.

On October 29, 2019, the Company closed on an underwritten public offering with total net proceeds of $4,515,000 after deducting underwriting discounts, commissions and other offering expenses payable by the Company. In addition, the Company received proceeds of approximately $5.45 million from the exercise of warrants issued as part of the public offering. See Note 10 – Stockholders' Equity in the consolidated financial statements for additional information.

The total net proceeds combined with the December 31, 2019 cash balance of approximately $3.6 million is expected to support the Company's activities at least through June 1, 2020.

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

Recent equity raises were as follows:

On October 29, 2019, we completed a public offering of 2,450,000 shares of our common stock, 4,510 shares of Series C Preferred Shares, 25,000,000 Series A Warrants and 25,000,000 Series B Warrants. The Company received net proceeds of $4,515,000 after underwriting discounts, commissions and other offering expense related to closing and completion of this public offering. In addition, the Company received proceeds of approximately $5.45 million from the exercise of Warrants issued as part of the public offering.

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

Despite any further proceeds we may receive pursuant to the Lincoln Park Purchase Agreement, we may still need additional capital to fully implement our business, operating and development plans for periods beyond December 31, 2020.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2019, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2019 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

•	Valuation of intellectual property;

•	Revenue recognition;

•	Lease accounting;

•	Legal and contractual contingencies;

•	Research and development expenses; and

•	Share-based compensation expenses.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2019. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 6, 2020, the Company filed a motion in the Court of Chancery of the State of Delaware to initiate new litigation against Fraunhofer-Gesellschaft through an amendment to its Verified Amended Complaint. The motion asserts that new evidence reveals that Fraunhofer-Gesellschaft exercised complete dominion and control over its US subsidiary to wrongfully access and direct use of iBio’s intellectual property on many occasions with new and different third parties. The motion to amend is pending and has not been ruled on by the Court of Chancery.

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

iBio, Inc.
(Registrant)

Date: February 13, 2020	/s/ Robert B. Kay
Robert B. Kay
Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2020	/s/ James P. Mullaney
James P. Mullaney
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)