Form 10-Q
period 2020-03-31
iBio, Inc.
filed 2020-05-15
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Shares of Common Stock outstanding as of May 15, 2020:   118,360,032

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	March 31, 2020	June 30, 2019
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash	$10,040	$4,421
Accounts receivable – trade	75	97
Prepaid expenses and other current assets	189	290
Total Current Assets	10,304	4,808

Finance lease right-of-use assets, net of accumulated amortization	28,031	-
Fixed assets, net of accumulated depreciation	2,657	24,380
Intangible assets, net of accumulated amortization	1,204	1,374
Security deposits	24	24
Total Assets	$42,220	$30,586

Liabilities and Equity
Current liabilities:
Accounts payable (related parties of $19 and $125 as of March 31, 2020 and June 30, 2019, respectively)	$547	$1,001
Accrued expenses (related party of $840 and $699 as of March 31, 2020 and June 30, 2019, respectively)	1,135	965
Notes payable – warrant exchange	1,196	-
Finance lease obligation – current portion	295	-
Capital lease obligation – current portion	-	213
Contract liabilities	3,006	1,279
Total Current Liabilities	6,179	3,458

Finance lease obligation – net of current portion	32,084	-
Capital lease obligation – net of current portion	-	24,671

Total Liabilities	38,263	28,129

Commitments and Contingencies

Equity:
iBio, Inc. Stockholders’ Equity:
Preferred stock – no par value; 1,000,000 shares authorized; iBio CMO Preferred Tracking Stock; 1 share authorized, issued and outstanding as of both March 31, 2020 and June 30, 2019	-	-
Series A Convertible Preferred Stock – $1,000 stated value; 6,300 shares authorized; 0 and 3,987 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	-	-
Series B Convertible Preferred Stock – $1,000 stated value; 5,785 shares authorized; 5,785 shares issued and outstanding as of both March 31, 2020 and June 30, 2019	-	-
Series C Convertible Preferred Stock – $1,000 stated value; 4,510 shares authorized; 0 shares issued and outstanding as of both March 31, 2020 and June 30, 2019, respectively	-	-
Common stock – $0.001 par value; 275,000,000 shares authorized; 107,360,032 and 20,152,458 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	107	20
Additional paid-in capital	150,774	108,295
Accumulated other comprehensive loss	(33)	(31)
Accumulated deficit	(146,882)	(105,821)
Total iBio, Inc. Stockholders’ Equity	3,966	2,463
Noncontrolling interest	(9)	(6)
Total Equity	3,957	2,457
Total Liabilities and Equity	$42,220	$30,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenues	$96	$527	$518	$1,223

Operating expenses:
Research and development (related party of $0, $217, $97 and $761), net of grant income of $0, $0, $0 and $37, respectively	999	1,453	2,864	3,850
General and administrative (related party of $316, $288, $941 and $860)	3,161	2,844	8,728	9,108
Total operating expenses	4,160	4,297	11,592	12,958

Operating loss	(4,064)	(3,770)	(11,074)	(11,735)

Other income (expense):
Interest expense – related party	(616)	(474)	(1,851)	(1,426)
Interest income	4	20	12	64
Royalty income	-	-	9	4

Total other income (expense)	(612)	(454)	(1,830)	(1,358)

Consolidated net loss	(4,676)	(4,224)	(12,904)	(13,093)
Net loss attributable to noncontrolling interest	-	1	3	3
Net loss attributable to iBio, Inc.	(4,676)	(4,223)	(12,901)	(13,090)
Deemed dividends – down round of Series A Preferred and Series B Preferred	-	-	(21,560)	-
Preferred stock dividends – iBio CMO Preferred Tracking Stock	(65)	(64)	(196)	(195)
Net loss available to iBio, Inc.	$(4,741)	$(4,287)	$(34,657)	$(13,285)

Comprehensive loss:
Consolidated net loss	$(4,676)	$(4,224)	$(12,904)	$(13,093)
Other comprehensive loss – foreign currency translation adjustments	(1)	-	(2)	-

Comprehensive loss	$(4,677)	$(4,224)	$(12,906)	$(13,093)

Loss per common share attributable to iBio, Inc. stockholders – basic and diluted	$(0.06)	$(0.22)	$(0.74)	$(0.71)

Weighted-average common shares outstanding – basic and diluted	79,917	19,224	47,018	18,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited; In thousands)

Nine Months Ended March 31, 2020

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2019	10	$-	20,152	$20	$108,295	$(31)	$(105,821)	$(6)	$2,457

Conversion of preferred stock to common stock	(4)	-	4,000	4	(4)	-	-	-	-

Share-based compensation	-	-	-	-	68	-	-	-	68

Foreign currency translation adjustment	-	-	-	-	-	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	(4,463)	(1)	(4,464)

Balance as of September 30, 2019	6	-	24,152	24	108,359	(32)	(110,284)	(7)	(1,940)

Capital raise	5	-	2,450	2	4,513	-	-	-	4,515

Costs to raise capital	-	-	-	-	(60)	-	-	-	(60)

Compensation shares	-	-	500	1	(1)	-	-	-	-

Exercise of warrants	-	-	3,140	3	688	-	-	-	691

Deemed dividends – down round of Series A and Series B Preferred	-	-	-	-	21,560	-	(21,560)	-	-

Conversion of preferred stock to common stock	(5)	-	24,325	25	(25)	-	-	-	-

Share-based compensation	-	-	-	-	37	-	-	-	37

Foreign currency translation adjustment	-	-	-	-	-	1	-	-	1

Net loss	-	-	-	-	-	-	(3,762)	(2)	(3,764)

Balance as of December 31, 2019	6	-	54,567	55	135,071	(31)	(135,606)	(9)	(520)

Warrant exchange	-	-	15,000	15	3,285	-	(3,300)	-	-

Issuance of notes under warrant exchange	-	-	-	-	-	-	(3,300)	-	(3,300)

Capital raise	-	-	5,000	5	5,761	-	-	-	5,766

Costs to raise capital	-	-	-	-	(321)	-	-	-	(321)

Compensation shares	-	-	816	-	-	-	-	-	-

Exercise of warrants	-	-	31,860	32	6,912	-	-	-	6,944

Exercise of stock options	-	-	4	-	3	-	-	-	3

Conversion of preferred stock to common stock	-	-	113	-	-	-	-	-	-

Share-based compensation	-	-	-	-	63	-	-	-	63

Foreign currency translation adjustment	-	-	-	-	-	(2)	-	-	(2)

Net loss	-	-	-	-	-	-	(4,676)	-	(4,676)

Balance as of March 31, 2020	6	$-	107,360	$107	$150,774	$(33)	$(146,882)	$(9)	$3,957

Nine Months Ended March 31, 2019

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2018	12	$-	16,040	$16	$104,408	$(30)	$(88,228)	$(2)	$16,164

Sale of common stock	-	-	1,500	1	1,349	-	-	-	1,350

Costs to raise capital	-	-	-	-	(159)	-	-	-	(159)

Conversion of preferred stock to common stock	(1)	-	797	1	(1)	-	-	-	-

Share-based compensation	-	-	-	-	73	-	-	-	73

Foreign currency translation adjustment	-	-	-	-	-	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	(4,398)	(1)	(4,399)

Balance as of September 30, 2018	11	-	18,337	18	105,670	(31)	(92,626)	(3)	13,028

Additional paid-in capital – capital contribution	-	-	-	-	2,459	-	-	-	2,459

Conversion of preferred stock to common stock	-	-	500	1	(1)	-	-	-	-

Share-based compensation	-	-	-	-	60	-	-	-	60

Foreign currency translation adjustment	-	-	-	-	-	1	-	-	1

Net loss	-	-	-	-	-	-	(4,469)	(1)	(4,470)

Balance as of December 31, 2018	11	-	18,837	19	108,188	(30)	(97,095)	(4)	11,078

Conversion of preferred stock to common stock	(1)	-	623	1	(1)	-	-	-	-

Issuance of common stock to underwriters	-	-	142	-	-	-	-	-	-

Share-based compensation	-	-	-	-	49	-	-	-	49

Foreign currency translation adjustment	-	-	-	-	-	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	(4,223)	(1)	(4,224)

Balance as of March 31, 2019	10	$-	19,602	$20	$108,236	$(31)	$(101,318)	$(5)	$6,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Nine Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(12,904)	$(13,093)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	168	182
Amortization of intangible assets	225	243
Amortization of finance lease right-of-use assets	1,246	-
Depreciation of fixed assets	207	1,065
Write-off of fixed assets	-	179
Changes in operating assets and liabilities:
Accounts receivable – trade	22	(42)
Prepaid expenses and other current assets	101	(156)
Security deposits	-	1
Accounts payable	(440)	(29)
Accrued expenses	169	26
Contract liabilities	1,728	2,041

Net cash used in operating activities	(9,478)	(9,583)

Cash flows from investing activities:
Additions to intangible assets	(63)	(41)
Purchases of fixed assets	(271)	(776)

Net cash used in investing activities	(334)	(817)

Cash flows from financing activities:
Proceeds from sale of preferred and common stock	10,281	1,350
Proceeds from exercise of warrants	6,330	-
Proceeds from exercise of stock options	3	-
Costs to raise capital	(381)	(159)
Payments of notes payable – warrant exchange	(800)	-
Proceeds from capital contribution	-	2,459
Payment of finance/capital lease obligation	-	(147)

Net cash provided by financing activities	15,433	3,503

Effect of exchange rate changes	(2)	-

Net increase (decrease) in cash	5,619	(6,897)
Cash – beginning of period	4,421	15,934
Cash – end of period	$10,040	$9,037

Schedule of non-cash activities:
Increase in ROU assets under ASC 842	$7,489	$-
Deemed dividends – down round of Series A Preferred and Series B Preferred	$21,560	$-
Issuances of common stock under warrant exchange	$3,300	$-
Issuance of notes payable under warrant exchange	$3,300	$-
Cashless exercise of warrants reducing balance owed for notes payable – warrant exchange	$1,304	$-
Unpaid intangible assets included in accounts payable	$-	$6
Intangible assets included in accounts payable in prior period, paid in current period	$8	$2
Fixed assets included in accounts payable in prior period, paid in current period	$-	$85
Unpaid fixed assets included in accounts payable	$-	$42
Conversion of preferred stock into common stock	$29	$2
Compensation shares	$1	$-

Supplemental cash flow information:
Cash paid during the period for interest	$1,756	$1,428

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

iBio is a biologics contract development and manufacturing organization (“CDMO”) and biotechnology company. iBio deploys its proprietary FastPharmingTM Expression System to provide development and manufacturing services to clients, collaborators and third-party customers as well as for use in the development of its own product candidates. The FastPharming System combines vertical farming of the Nicotiana benthamiana plant, automated hydroponics, transient transfection and glycan engineering technologies to rapidly deliver gram quantities of high-quality monoclonal antibodies, virus-like particle (“VLP”) and subunit vaccines, bioinks and other proteins. The FastPharming System offers several advantages versus traditional expression systems including:

•	Speed: Shorter time-to-clinic with clinical-scale production in weeks versus months

•	Cost-Effectiveness: No expensive, labor-intensive, and costly mammalian cell line development

•	Quality: Consistently high performing recombinant proteins from batch-to-batch and enhanced potency for some products with powerful glycosylation controls

•	Scalable: Each N. benthamiana plant is its own bioreactor, so scale-up issues are avoided by simply growing more plants

•	Safe: Favorable safety profile due to the avoidance of animal-origin raw materials in the production process, and the inability of mammalian viruses to replicate in plants

iBio’s development and manufacturing services include:

Process Development	Feasibility assessment and development of manufacturing processes using FastPharming Technology for optimized gene-expression, glycosylation, and purification parameters to meet client specifications for their active pharmaceutical ingredients (“APIs”).

Manufacturing	Biologics production using the FastPharming System to deliver custom biologics for clinical trials.

Fill / Finish	Aseptic vial and bottle filling and finishing services with in-line labelling that provides serialization capability for greater quality assurance.

Bio-Analytics	Method development and validation with expertise in protein characterization using mass spectrometry.

Factory Solutions	Design and consulting services for the establishment of a client’s own environmentally-friendly FastPharmingTM facility, complete with technology transfer and licenses.

iBio was established as a public company in August 2008 as the result of a spinoff from Integrated BioPharma, Inc. and operates in two business segments. iBio’s wholly-owned and majority-owned subsidiaries (the “Company”) are as follows:

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

iBio CDMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a 130,000-square foot Class A life sciences building located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CDMO a 34-year lease (the “Sublease”) for the facility as well as certain equipment (see Note 10 – Finance Lease Obligation). iBio CDMO commenced commercial operations in January 2016. iBio CDMO operates on the basis of three parallel lines of business: (1) Development and manufacturing of third-party products; (2) Development and production of iBio’s proprietary products; and (3) Commercial technology transfer services including facility design, as needed.

iBIO DO BRASIL BIOFARMACÊUTICA LTDA (“iBio Brazil”) – iBio Brazil is a subsidiary organized in Brazil in which the Company has a 99% interest. iBio Brazil was formed to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with Fundacao Oswaldo Cruz/Fiocruz (“Fiocruz”) beyond the Yellow Fever Vaccine program (see Note 8 – Significant Vendors) and development of additional products with private sector participants for the Brazilian market. iBio Brazil commenced operations during the first quarter of the fiscal year ended June 30, 2015.

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

Liquidity

Since our spin-off from Integrated BioPharma, Inc. in August 2008, we have incurred significant losses and negative cash flows from operations. As of March 31, 2020, the Company’s accumulated deficit was $146.9 million. For the nine months ended March 31, 2020, the Company’s net loss was approximately $12.9 million and it had cash used in operating activities of $9.5 million. As of March 31, 2020, cash on hand totaled approximately $10.0 million.

The following equity transactions occurred during Fiscal 2020:

1.	On October 29, 2019, the Company closed on an underwritten public offering with total net proceeds of $4.5 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company.

2.	On March 19, 2020, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park agreed to purchase from the Company up to an aggregate of $50,000,000 of the Company’s common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park 2020 Purchase Agreement”). As of March 31, 2020, Lincoln Park has acquired 5.0 million shares of the Company’s common stock for gross proceeds of approximately $5.8 million. Through the filing date of this report, Lincoln Park has acquired 15.0 million shares of the Company’s common stock for gross proceeds of approximately $15.7 million.

3.	In Fiscal 2020, the Company received proceeds of $6.4 million from the exercise of various warrants.

See Note 11 – Stockholders’ Equity for additional information.

On May 13, 2020, the Company entered into a purchase agreement, pursuant to which the Company agreed to sell to Lincoln Park and Lincoln Park agreed to purchase 1,000,000 shares of the Company’s common stock at a price of $1.09 per share for an aggregate purchase price of $1,090,000, pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-236735), filed with the Securities and Exchange Commission in accordance with the provisions of the Securities Act of 1933, as amended, and declared effective on March 19, 2020, and the prospectus supplement thereto dated May 14, 2020.

In the past, the history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability – about which there can be no certainty – to obtain additional financing to fund its operations after the current cash resources are exhausted had raised substantial doubt about the Company’s ability to continue as a going concern. Based on the total cash on hand of approximately $10.0 million as of March 31, 2020, combined with subsequent purchases of the Company’s common stock by Lincoln Park through the date of the filing of this report totaling approximately $10 million, we believe the Company has adequate cash on hand to support the Company’s activities for at least one year from this report date.

The Company has historically financed its activities through the sale of common stock and warrants. Through March 31, 2020, the Company has dedicated most of its financial resources to research and development, including the development and validation of its own technologies and the development of a proprietary therapeutic product against fibrosis based upon those technologies, advancing its intellectual property, the build-out and recommissioning of its CDMO facility, and general and administrative activities.

As of March 31, 2020, the Company has not completed development of or commercialized any vaccine or therapeutic product candidates. As such, the Company expects to continue to incur significant expenses and operating losses for at least the next year. The Company anticipates that its expenses and losses will increase substantially if the Company:

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

On June 26, 2018, the Company closed on an underwritten public offering with total gross proceeds of approximately $16.0 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 4,350,000 shares of Common Stock at $0.90 per share, (ii) 6,300 shares of Series A Convertible Preferred Stock (“Series A Preferred”), and (iii) 5,785 shares of Series B Convertible Preferred Stock. The Company granted the underwriters a 45-day option to purchase up to an additional 2,666,666 shares of common stock to cover over-allotments, if any. On July 12, 2018, the Company received approximately $1.35 million, before deducting underwriting discounts, commissions and other offering expenses payable by the Company, from the proceeds of the sale of 1,500,000 over-allotment shares of Common Stock purchased at $0.90 by the underwriter during the 45-day provision. See Note 11 – Stockholders’ Equity for additional information.

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

In addition, in June 2018, iBio established a strategic commercial relationship with CC-Pharming Ltd. of Beijing, China (“CC-Pharming”) for the joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. The first product focus selected pursuant to the Master Joint Development Agreement executed between iBio and CC-Pharming is a therapeutic antibody. On February 6, 2020, the Company entered into a statement of work with CC-Pharming pursuant to the Master Joint Development Agreement memorializing their collaborative efforts to develop and test a new BCCP 2019-nCoV vaccine to be manufactured using iBio’s FastPharming System™. During the quarter ended September 30, 2018, iBio received prepayments of approximately $2.9 million from CC-Pharming which it recorded as a contract liability on its balance sheet. In Fiscal 2019, the Company recognized approximately $1.8 million of the contract liability amounts related to CC-Pharming as revenue. In Fiscal 2020, the Company recognized approximately $147,000 as revenue.

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

As a result of the impact of the COVID-19 pandemic crisis, the Company ascertains that certain risks associated with further COVID-19 developments may adversely impact the Company’s capital and financial resources, including the Company’s overall liquidity position and outlook, any changes, or reasonably expected changes, to the Company’s cost of, or access to, capital and funding sources, and any material impact to its sources or uses of cash. Although the Company does not anticipate any negative current impact, the risk exists that further COVID-19 developments may negatively impact the Company’s financial condition and restrict the availability of liquidity for its operational needs.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At March 31, 2020 and June 30, 2019, the Company determined that an allowance for doubtful accounts was not needed.

Revenue Recognition

The Company accounts for its revenue recognition under Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) and other associated standards. Under this new standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. Contract liabilities represent billings to a customer for whom the services have not yet been provided.

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

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. There was no grant income in Fiscal 2020. Grant income amounted to approximately $0 and $37,000 for the three and nine months ended March 31, 2019.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both March 31, 2020 and June 30, 2019, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. Contract liabilities may also be described as deferred revenue. At March 31, 2020 and June 30, 2019, contract liabilities (or deferred revenue) were $3,006,000 and $1,279,000, respectively. The Company recognized revenue of $75,000 and $193,000 during the three and nine months ended March 31, 2020, respectively, that was included in the contract liabilities balance as of June 30, 2019.

Leases

Effective July 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) (“ASC 842”) and other associated standards using the modified retrospective approach for all leases entered into before the effective date. The new standard establishes a right-of-use (“ROU”) model requiring a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classified as either an operating or finance lease.  The adoption of ASC 842 had a significant effect on our balance sheet resulting in an increase in non-current assets and both current and non-current liabilities. The adoption of ASC 842 had no impact on retained earnings as the assets recognized under the Sublease and the associated lease obligation were accounted for as a capital lease under Topic 840. We did not have any operating leases, therefore there was no change in accounting treatment required.  For comparability purposes, the Company will continue to comply with prior disclosure requirements in accordance with the then existing lease guidance under Topic 840 as prior periods have not been restated.

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

The lease liability and the corresponding ROU assets were recorded based on the present value of lease payments over the expected remaining lease term. The implicit rate within our capital lease was determinable and, therefore, used at the adoption date of ASC 842 to determine the present value of lease payments under the finance lease.

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

The impact of the adoption of ASC 842 on the balance sheet was (in thousands):

	As reported June 30, 2019	Adoption of ASC 842	Balance July 1, 2019
Finance lease right-of-use assets	$-	$7,489	$7,489
Total assets	$30,586	$7,489	$38,075
Finance lease obligation - current portion	$213	$(141)	$72
Finance lease obligation - net of current portion	$24,671	$7,630	$32,301
Total liabilities	$28,129	$7,489	$35,618
Total liabilities and stockholders’ equity	$30,586	$7,489	$38,075

The impact of the adoption of ASC 842 on the Statement of Operations for the three months ended March 31, 2020 was (in thousands):

	Prior to Adoption	Adoption of ASC 842		Balance
Total revenues	$96	$-		$96
Operating expenses	$4,043	$117	(1)	$4,160
Operating loss	$(3,947)	$(117)		$(4,064)
Other income (expense)	$(467)	$(145	)(2)	$(612)
Consolidated net loss	$(4,414)	$(262)		$(4,676)

(1)	Excess of the amortization of finance lease ROU’s over the depreciation of capital lease assets that would have occurred under ASC 840.

(2)	Excess of the interest expense related to the finance lease obligation over the interest expense of the capital lease obligation that would have been incurred under ASC 840.

The impact of the adoption of ASC 842 on the Statement of Operations for the nine months ended March 31, 2020 was (in thousands):

	Prior to Adoption	Adoption of ASC 842		Balance
Total revenues	$518	$-		$518
Operating expenses	$11,240	$352	(1)	$11,592
Operating loss	$(10,722)	$(352)		$(11,074)
Other income (expense)	$(1,394)	$(436	)(2)	$(1,830)
Consolidated net loss	$(12,116)	$(788)		$(12,904)

(1)	Excess of the amortization of finance lease ROU’s over the depreciation of capital lease assets that would have occurred under ASC 840.

(2)	Excess of the interest expense related to the finance lease obligation over the interest expense of the capital lease obligation that would have been incurred under ASC 840.

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

Right-of-Use Assets

Assets held under the terms of finance (capital) leases are amortized on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under finance (capital) leases are shown within liabilities and are analyzed between amounts falling due within and after one year. See Note 10 - Finance Lease Obligation for additional information.

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years.

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the nine months ended March 31, 2020 and 2019.

Foreign Currency

The Company accounts for foreign currency translation pursuant to FASB ASC 830, “Foreign Currency Matters.” The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three and nine months ended March 31, 2020 and 2019, any translation adjustments were considered immaterial and did not have a significant impact on the Company’s consolidated financial statements.

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

Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. In addition, the Company estimates forfeitures at each reporting period, rather than electing to record the impact of such forfeitures as they occur. See Note 13 - Shared-Based Compensation for additional information.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. The provisions of ASU 2016-13 and the related amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 (quarter ended September 30, 2020 for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact of ASU 2016-13 on the Company’s consolidated financial statements.

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

Effective April 1, 2018, the Company adopted ASU No. 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)” (“ASU 2017-11”). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in ASC 470-20, “Debt—Debt with Conversion and Other Options”), including related EPS guidance (in ASC 260). The amendments in Part II of ASU 2017-11 recharacterize the indefinite deferral of certain provisions of ASC 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect. As a result of the adoption of ASU 2017-11, the Company classified the proceeds received from the sale of its preferred stock as equity (see Note 11 – Stockholders’ Equity).

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”) to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP. The guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2020 (quarter ended September 30, 2021 for the Company), with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impact of ASU 2019-12 on the Company’s consolidated financial statements.

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

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable and accounts payable in the Company’s condensed consolidated balance sheets approximated their fair values as of March 31, 2020 and June 30, 2019 due to their short-term nature. The carrying value of the finance (capital) lease obligation approximated its fair value as of March 31, 2020 and June 30, 2019 as the interest rate used to discount the lease payments approximated market.

5.	Finance Lease ROU’s

As discussed above, the Company adopted ASC 842 effective July 1, 2019 using the modified retrospective approach for all leases entered into before the effective date.

iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the Sublease. See Note 10 – Finance Lease Obligation for more details of the terms of the Sublease.

The economic substance of the Sublease is that the Company is financing the acquisition of the facility and equipment. As the Sublease involves real estate and equipment, the Company separated the equipment component and accounted for the facility and equipment as if each was leased separately.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	March 31, 2020	June 30, 2019
ROU - Facility	$25,761	$-
ROU - Equipment	7,728	-
	33,489	-
Accumulated amortization	(5,458)	-
Net finance lease ROU	$28,031	$-

Amortization expense was approximately $416,000 and $1,246,000 for the three and nine months ended March 31, 2020, respectively.

6.	Fixed Assets

As discussed above, the Company adopted ASC 842. As such, assets formerly classified as “under capital lease” are now classified as finance lease ROU assets. See Note 5 – Finance Lease ROU’s above.

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	March 31, 2020	June 30, 2019
Facility improvements	$1,465	$1,449
Medical equipment	1,419	1,260
Office equipment and software	383	231
Construction in progress	67	138
Facility under capital lease	-	20,000
Equipment under capital lease	-	6,000
	3,334	29,078
Accumulated depreciation – assets under capital lease	-	(4,212)
Accumulated depreciation	(677)	(486)
Net fixed assets	$2,657	$24,380

Depreciation expense was approximately $70,000 and $341,000 for the three months ended March 31, 2020 and 2019, respectively, and approximately $207,000 and $1,065,000 for the nine months ended March 31, 2020 and 2019, respectively.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the nine months ended March 31, 2020 and 2019.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	March 31, 2020	June 30, 2019
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,616	2,560
	5,716	5,660
Intellectual property – accumulated amortization	(2,516)	(2,399)
Patents – accumulated amortization	(1,996)	(1,887)
	(4,512)	(4,286)
Net intangible assets	$1,204	$1,374

Amortization expense was approximately $72,000 and $92,000 for the three months ended March 31, 2020 and 2019, respectively, and $225,000 and $243,000 for the nine months ended March 31, 2020 and 2019, respectively.

8.	Significant Vendors

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. The accounts payable balance includes amounts due to Novici of approximately $0 and $65,000 at March 31, 2020 and June 30, 2019, respectively. Research and development expenses related to Novici were approximately $0 and $217,000 for the three months ended March 31, 2020 and 2019, respectively, and $97,000 and $761,000 for the nine months ended March 31, 2020 and 2019, respectively.

Fraunhofer

Previously, Fraunhofer had been the Company’s most significant vendor solely on the basis of the three-party Yellow Fever vaccine development program among Fiocruz/Bio-Manguinhos, the Company, and Fraunhofer (described in greater detail below) but expenses have decreased due to changes and a decrease in technology services performed pursuant to the agreement with Fiocruz. The accounts payable balance under this three-party agreement includes amounts due Fraunhofer of approximately $75,000 as of both March 13, 2020 and June 30, 2019. See Note 16 – Commitments and Contingencies.

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

On January 6, 2020, the Company filed a motion in the Court of Chancery of the State of Delaware to initiate new litigation against Fraunhofer-Gesellschaft through an amendment to its Verified Amended Complaint. The motion asserts that new evidence reveals that Fraunhofer-Gesellschaft exercised complete dominion and control over its US subsidiary to wrongfully access and direct use of iBio’s intellectual property on many occasions with new and different third parties. The motion to amend is pending and has not been ruled on by the Court of Chancery. The Company is unable to predict the outcome of this action at this time. See Lawsuits under Note 16 - Commitments and Contingencies for additional information.

9.	Notes Payable – Warrant Exchange

As part of the Warrant Amendment and Exchange Agreement dated February 20, 2020 (see Note 11 – Stockholders’ Equity for additional information), the Company issued promissory notes in the aggregate principal amount of $3,300,000. The notes do not bear interest, except in the case of default, and are payable in full on the earlier to occur of (i) August 20, 2020, or (ii) the completion of an underwritten offering of securities by the Company resulting in gross proceeds of at least $10 million. In addition, the Company is required to make payments upon any and all cash exercises of the noteholders’ warrants on a dollar for dollar basis for all amounts paid pursuant to such warrant exercises. At March 31, 2020, notes payable outstanding totaled $1,196,000.

10.	Finance Lease Obligation

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the 34-year Sublease. iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Second Eastern Affiliate granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Second Eastern Affiliate. The 34-year term of the Sublease may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the Sublease. Under the Sublease, iBio CDMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The base rent under the Second Eastern Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CDMO is also responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease. The Company incurred rent expense of $42,000 and $32,000 for the three months ended March 31, 2020 and 2019, respectively, and $109,000 and $98,000 for the nine months ended March 31, 2020 and 2019, respectively, related to the increases in the CPI.

In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. As the Company adopted ASC 842 effective July 1, 2019, the minimum percentage rent is included in the finance lease obligation. Percentage rent amounted to approximately $87,500 and $262,500 for the three and nine months ended March 31, 2019, respectively.

Accrued expenses at March 31, 2020 and June 30, 2019 due the Second Eastern Affiliate amounted to $840,000 and $699,000, respectively. General and administrative expenses related to the Second Eastern Affiliate, including rent related to the increases in CPI, percentage rent discussed above and real estate taxes, were approximately $180,000 and $265,000 for the three months ended March 31, 2020 and 2019, respectively, and $516,000 and $792,000 for the nine months ended March 31, 2020 and 2019, respectively. Interest expense related to the Second Eastern Affiliate was approximately $616,000 and $474,000 for the three months ended March 31, 2020 and 2019, respectively, and approximately $1,851,000 and $1,426,000 for the nine months ended March 31, 2020 and 2019, respectively.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands):

Nine Months Ended March 31, 2020
Finance Lease Cost:
Amortization of right-of-use assets	$1,246
Interest on lease liabilities	1,851
Operating Lease Cost	109
Total Lease Cost	$3,206

Other Information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating lease	$109
Financing cash flows from finance lease obligation	$-

March 31, 2020
Finance lease right-of-use assets	$28,031
Finance lease obligation – current portion	$295
Finance lease obligation – non-current portion	$32,084
Weighted-average remaining lease term – finance lease	29.93 years
Weighted-average discount rate – Finance lease obligation	7.608%

Future minimum payments under the capitalized lease obligation are due as follows (in thousands):

Fiscal period ending on March 31:	Principal	Interest	Total
2021	$295	$2,455	$2,750
2022	318	2,432	2,750
2023	343	2,407	2,750
2024	370	2,380	2,750
2025	399	2,351	2,750
Thereafter	30,654	38,096	68,750

Total minimum lease payments	32,379	$50,121	$82,500
Less: current portion	(295)
Long-term portion of minimum lease obligations	$32,084

11.	Stockholders’ Equity

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

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of March 31, 2020, no dividends have been declared. Accrued dividends total approximately $806,000 and $610,000 at March 31, 2020 and June 30, 2019, respectively.

2.	The holders of Preferred Tracking Stock, voting separately as a class, are entitled to approve by the affirmative vote of a majority of the shares of Preferred Tracking Stock outstanding any amendment, alteration or repeal of any of the provisions of, or any other change to, the Certificate of Incorporation of the Company or the Certificate of Designation that adversely affects the rights, powers or privileges of the Preferred Tracking Stock, any increase in the number of authorized shares of Preferred Tracking Stock, the issuance or sale of any additional shares of Preferred Tracking Stock or any securities convertible into or exercisable or exchangeable for Preferred Tracking Stock, the creation or issuance of any shares of any additional class or series of capital stock unless the same ranks junior to the Preferred Tracking Stock, or the reclassification or alteration of any existing security of the Company that is junior to or pari passu with the Preferred Tracking Stock, if such reclassification or alteration would render such other security senior to the Preferred Tracking Stock.

3.	Except as required by applicable law, the holders of Preferred Tracking Stock have no other voting rights.

4.	No dividend may be declared or paid or set aside for payment or other distribution declared or made upon the Company’s common stock and no common stock may be redeemed, purchased or otherwise acquired for any consideration by the Company unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

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

Series A Convertible Preferred Stock (“Series A Preferred”)

On June 20, 2018, the Board of Directors of the Company created the Series A Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Terms of the Series A Preferred included the following:

1.	Each share of Series A Preferred was convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price in effect at such time. The original conversion price of $0.90 was adjusted to $0.20 upon the closing of the Company’s public offering on October 29, 2019. See the sections below entitled “Public Offering – June 26, 2018” and “Public Offering – October 29, 2019” for further information. The number of shares of common stock to be received was limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series A Preferred would not have the right to exercise any portion of its Series A Preferred if such holder, together with its affiliates, would beneficially own over 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise; provided, however, that upon 61 days’ prior notice to us, such holder may increase such limitation, provided that in no event will the limitation exceed 9.99%.

2.	Holders were entitled to dividends on shares of Series A Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of common stock. No dividends were declared for Series A Preferred.

3.	Holders did not have voting rights except as defined in the certificate of designation.

4.	If at any time the Company granted, issued or sold any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series A Preferred were entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series A Preferred (as defined).

5.	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders were entitled to receive the same amount that a holder of common stock would receive if the Series A Preferred were fully converted (disregarding for such purposes any conversion limitations hereunder) into common stock at the conversion price in effect at such time. Such amounts were required to be paid paid pari passu with all holders of common stock, the Series B Convertible Preferred and the Series C Convertible Preferred.

6.	The Company was to reserve and keep available out of its authorized and unissued shares of common stock, for the sole purpose of issuance upon the conversion of the Series A Preferred, not less than such aggregate number of shares of the common stock as were issuable upon the conversion of the then outstanding shares of the Series A Preferred.

On June 26, 2018, the Company issued 6,300 shares of Series A Preferred as part of a public offering. See the section below entitled “Public Offering – June 26, 2018” for further information. For the nine months ended March 31, 2020, 3,987 of the remaining shares of Series A Preferred were converted into 5,887,997 shares of common stock. At March 31, 2020, there were no shares of Series A Preferred outstanding.

Series B Convertible Preferred Stock (“Series B Preferred”)

On June 20, 2018, the Board of Directors of the Company created the Series B Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Terms of the Series B Preferred include the following:

1.	Each share of Series B Preferred is convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price in effect at such time. The original conversion price of $0.90 was adjusted to $0.20 upon the closing of the Company’s public offering on October 29, 2019. See the sections below entitled “Public Offering – June 26, 2018” and “Public Offering – October 29, 2019” for further information. The number of shares of common stock to be received is limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series B Preferred will not have the right to exercise any portion of its Series B Preferred if such holder, together with its affiliates, would beneficially own over 48% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

2.	Holders are entitled to dividends on shares of Series B Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid or accrued on the shares of Series B Preferred.

3.	Holders have no voting rights except as defined in the certificate of designation.

4.	If at any time the Company grants, issues or sells any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series B Preferred will be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series B Preferred (as defined).

5.	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive the same amount that a holder of common stock would receive if the Series B Preferred were fully converted (disregarding for such purposes any conversion limitations hereunder) into common stock at the conversion price in effect at such time. Such amounts shall be paid pari passu with all holders of common stock, the Series A Preferred and the Series C Preferred.

6.	The Company is required that it will at all times, reserve and keep available out of its authorized and unissued shares of common stock, for the sole purpose of issuance upon the conversion of the Series B Preferred, not less than such aggregate number of shares of the common stock as shall be issuable upon the conversion of the then outstanding shares of the Series B Preferred.

On June 26, 2018, the Company issued 5,785 shares of Series B Preferred as part of a public offering. See the section below entitled “Public Offering – June 26, 2018” for further information. As of the date of the filing of this report, no shares of Series B Preferred had been converted into shares of common stock.

Series C Convertible Preferred Stock (“Series C Preferred”)

On October 28, 2019, the Board of Directors of the Company created the Series C Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Terms of the Series C Preferred included the following:

1.	Each share of Series C Preferred was convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price of $0.20, subject to adjustment. The number of shares of common stock to be received was limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series C Preferred would not have the right to exercise any portion of its Series C Preferred if such holder, together with its affiliates, would beneficially own over 4.99% (or, upon election by a holder prior to the issuance of any Series C Preferred Shares, 9.99%) of the number of shares of our Common Stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to us, such holder may increase such limitation, provided that in no event will the limitation exceed 9.99% and any such increase would not be effective until the 61st day after such notice was delivered to the Company.

2.	Holders were entitled to dividends on shares of Series C Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends were paid on shares of common stock. No dividends were declared for Series C Preferred.

3.	Holders had no voting rights except as defined in the certificate of designation.

4.	If at any time the Company granted, issued or sold any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series C Preferred would be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series C Preferred (as defined).

5.	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders were entitled to receive the same amount that a holder of common stock would receive if the Series C Preferred were fully converted (disregarding for such purposes any conversion limitations hereunder) into common stock at the conversion price in effect at such time. Such amounts were required to be paid pari passu with all holders of common stock, the Series A Preferred and the Series B Preferred.

6.	The Company was required to reserve and keep available out of its authorized and unissued shares of common stock, for the sole purpose of issuance upon the conversion of the Series C Preferred, not less than such aggregate number of shares of the common stock as were issuable upon the conversion of the then outstanding shares of the Series C Preferred.

On October 29, 2019, the Company issued 4,510 shares of Series C Preferred as part of a public offering. See the section below entitled “Public Offering – October 29, 2019” for further information. From October 29, 2019 through March 31, 2020, all of the shares of Series C Preferred were converted into 22.55 million shares of the Company’s common stock. At March 31, 2020, there were no shares of Series C Preferred outstanding.

Common Stock

The number of authorized shares of the Company’s common stock is 275 million. In addition, as of the filing date of this report, the Company had reserved shares of common stock for the following: (i) up to 3.1 million shares of common stock for incentive compensation (stock options and restricted stock units); and (ii) 28.925 million shares for the conversion of the Series B Preferred at the adjusted conversion rate of $0.20 per share.

Recent issuances of common stock include the following:

Lincoln Park 2017 Purchase Agreement

On July 24, 2017, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park agreed to purchase from the Company up to an aggregate of $16,000,000 of the Company’s common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park 2017 Purchase Agreement”). On that date, the Company issued 120,000 shares of its common stock, equal to three percent of the $16 million availability, to Lincoln Park as consideration for Lincoln Park’s commitment to purchase shares of the Company’s common stock under the agreement, and 250,000 shares of common stock, valued at $4.00 per share, were sold to Lincoln Park in an initial purchase for an aggregate gross purchase price of $1,000,000.

As contemplated by the Lincoln Park 2017 Purchase Agreement, and so long as the closing price of the Company’s common stock exceeds $0.25 per share, then the Company may direct Lincoln Park, at its sole discretion to purchase up to 10,000 shares of its common stock on any business day, provided that one business day has passed since the most recent purchase. The price per share for such purchases will be equal to the lower of: (i) the lowest sale price on the applicable purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of the purchase agreement). The maximum amount of shares subject to any single regular purchase increases as the Company’s share price increases, subject to a maximum of $1.0 million.

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

Under the rules of NYSE American LLC (“NYSE American” or the “Exchange”), in no event may we issue or sell to Lincoln Park under the 2017 Purchase Agreement more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the 2017 Purchase Agreement (which was approximately 1,781,479 shares based on 8,911,851 shares outstanding immediately prior to the execution of the 2017 Purchase Agreement), which limitation we refer to as the Exchange Cap, unless (i) we obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap or (ii) all sales of our common stock to Lincoln Park under the Purchase Agreement are deemed to be at a price equal to or in excess of the greater of book or market value of our common stock, as calculated in accordance with the applicable rules of NYSE American, such that they qualify for an exception to the Exchange Cap limitation under such rules. In any event, the Purchase Agreement specifically provides that we may not issue or sell any shares of our common stock under the Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of NYSE American.

The Lincoln Park 2017 Purchase Agreement and the registration rights agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the purchase agreement at any time, at no cost or penalty. During any “event of default” under the purchase agreement, all of which are outside of Lincoln Park’s control, Lincoln Park does not have the right to terminate the purchase agreement; however, the Company may not initiate any regular or other purchase of shares by Lincoln Park, until such event of default is cured. In addition, in the event of bankruptcy proceedings by or against the Company, the purchase agreement will automatically terminate.

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

During March 2018, the Company sold an additional 60,000 shares of common stock to Lincoln Park pursuant to the Lincoln Park 2017 Purchase Agreement for an aggregate gross purchase price of $121,290. As such, at March 31, 2020, under the terms and subject to the conditions of the Lincoln Park 2017 Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase up to, an additional $14,878,710 of the Company’s common stock. Such future sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s option, over the 36-month term of the agreement.

Public Offering – June 26, 2018

On June 26, 2018, the Company completed a public offering of 4,350,000 shares of its common stock, 6,300 shares of Series A Preferred and 5,785 shares of Series B Preferred. The public offering price per share for each of the foregoing securities was as follows: (i) $0.90 per share of common stock; (ii) $1,000 per Series A Preferred share; and (iii) $1,000 per Series B Preferred share. This public offering raised gross proceeds of $16,000,000. The shares of common stock and preferred stock were issued pursuant to an underwriting agreement entered into between the Company and A.G.P./Alliance Global Partners (“Alliance”). The Company incurred underwriting discounts, commissions and other offering expenses of approximately $854,000 related to closing and completion of this public offering.

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

Public Offering – October 29, 2019

On October 29, 2019, the Company closed on an underwritten public offering with total gross proceeds of $5.0 million before deducting underwriting discounts, commissions and other offering expenses payable by the Company. The securities offered by the Company consisted of (i) 2,450,000 shares (the “Shares”) of the Company’s Common Stock, (ii) 4,510 shares of the Company’s newly designated Series C Preferred, (iii) 25,000,000 Series A Common Stock Purchase Warrants (“Series A Warrants”) to purchase shares of the Company’s Common Stock and (iv) 25,000,000 Series B Common Stock Purchase Warrants (“Series B Warrants”) to purchase shares of the Company’s Common Stock.

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

Lincoln Park 2020 Purchase Agreement

On March 19, 2020, the Company entered into the Lincoln Park 2020 Purchase Agreement with Lincoln Park pursuant to which the Company has the right to sell to Lincoln Park up to an aggregate of $50,000,000 in shares of the Company’s common stock over the 36-month term of the 2020 Purchase Agreement, subject to certain limitations and conditions set forth in the 2020 Purchase Agreement.

Concurrently with the execution of the Lincoln Park 2020 Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park pursuant to which the Company agreed, among other things, to file a prospectus supplement pursuant to Rule 424(b) to register for sale under the Securities Act of 1933, as amended, the shares of common stock that may be issued and sold to Lincoln Park from time to time under the Lincoln Park 2020 Purchase Agreement. The offer and sale of shares of Common Stock under the Lincoln Park 2020 Purchase Agreement was made under the Company’s previously filed and currently effective Registration Statement on Form S-3 which was declared effective on March 19, 2020. The prospectus supplement was filed on March 20, 2020.

The Purchase Agreement provides that, from time to time on any trading day the Company selects, the Company has the right, in its sole discretion, subject to the conditions and limitations in the Lincoln Park 2020 Purchase Agreement, to direct Lincoln Park to purchase up to 1,000,000 shares of Common Stock (each such purchase, a “Regular Purchase”) over the 36-month term of the Purchase Agreement. The purchase price of shares of Common Stock pursuant to the Lincoln Park 2020 Purchase Agreement will be based on the prevailing market price at the time of sale as set forth in the Lincoln Park 2020 Purchase Agreement. There are no trading volume requirements or restrictions under the Lincoln Park 2020 Purchase Agreement. Lincoln Park’s obligation under each Regular Purchase shall not exceed $5,000,000. There is no upper limit on the price per share that Lincoln Park must pay for Common Stock under the Lincoln Park 2020 Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the Company’s closing price is less than the floor price of $0.20, which shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction and, effective upon the consummation of any such reorganization, recapitalization, non-cash dividend, stock split or other similar transaction, the Floor Price (the “Floor Price”) shall mean the lower of (i) the adjusted price and (ii) $0.20.

Both the amount and frequency of the Regular Purchases can be increased upon the mutual agreement of the Company and Lincoln Park. The Company will control the timing and amount of any sales of shares of Common Stock to Lincoln Park.

The Company may, in its sole discretion, direct Lincoln Park to purchase additional amounts as accelerated purchases or additional accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the Floor Price as set forth in the Lincoln Park 2020 Purchase Agreement. The Company and Lincoln Park may mutually agree to increase the amount of Common Stock sold to Lincoln Park on any accelerated purchase date or additional accelerated purchase date.

There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Lincoln Park 2020 Purchase Agreement or Registration Rights Agreement other than a prohibition on entering into any “Variable Rate Transaction,” as defined in the Lincoln Park 2020 Purchase Agreement.

Under applicable rules of the NYSE American, in no event may we issue or sell to Lincoln Park under the Lincoln Park 2020 Purchase Agreement more than 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Purchase Agreement (the “Exchange Cap”), (i) unless stockholder approval is obtained to issue more than the Exchange Cap or (ii) except to the extent the issuances and sales of Common Stock pursuant to the Lincoln Park 2020 Purchase Agreement are deemed to be at a price equal to or in excess of the greater of book or market value of the Common Stock as calculated in accordance with the applicable rules of the NYSE American.

The Lincoln Park 2020 Purchase Agreement also prohibits the Company from directing Lincoln Park to purchase any shares of Common Stock if those shares, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of the Common Stock, as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder.

The offering of Common Stock pursuant to the Lincoln Park 2020 Purchase Agreement will terminate on the date that all shares offered by the Lincoln Park 2020 Purchase Agreement have been sold or, if earlier, the expiration or termination of the Lincoln Park 2020 Purchase Agreement. The Company has the right to terminate the Lincoln Park 2020 Purchase Agreement at any time, without fee, penalty or cost.

The net proceeds under the Lincoln Park 2020 Purchase Agreement to us will depend on the frequency and prices at which we sell shares of common stock to Lincoln Park. Actual sales of shares of Common Stock to Lincoln Park under the Lincoln Park 2020 Purchase Agreement and the amount of such net proceeds will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the Common Stock and determinations by the Company as to other available and appropriate sources of funding for the Company. The Company intends to use the net proceeds of sales under the Lincoln Park 2020 Purchase Agreement for working capital and general corporate purposes. As consideration for Lincoln Park’s commitments under the Lincoln Park 2020 Purchase Agreement, we issued to Lincoln Park 815,827 shares of common stock.

From March 19, 2020 to March 31, 2020, Lincoln Park was issued 5,000,000 shares of common stock for proceeds totaling $5,766,000. For the period from April 1, 2020 to the date of the filing of this report, Lincoln Park was issued 10,000,000 shares of common stock for proceeds totaling $9,962,600.

Eastern – Share Purchase Agreements

On January 13, 2016, the Company entered into a share purchase agreement with Eastern pursuant to which Eastern purchased 350,000 shares of the Company’s common stock and the Company received proceeds of $2,177,000. In addition, Eastern exercised warrants it had previously acquired to purchase 178,400 shares of the Company’s common stock. The Company received proceeds of approximately $945,000 from the exercise of the warrants.

On January 13, 2016, the Company entered into a separate share purchase agreement with Eastern pursuant to which Eastern agreed to purchase 650,000 shares of the Company’s common stock at a price of $6.22 per share, subject to the approval of the Company’s stockholders. The Company’s stockholders approved the issuance of the 650,000 shares to Eastern at the Company’s annual meeting on April 7, 2016. On April 13, 2016, the Company issued the 650,000 shares and received proceeds of $4,043,000. These shares were subject to a three-year standstill agreement (the “Standstill Agreement”) which will restrict additional acquisitions of the Company’s equity by Eastern and its controlled affiliates to limit its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 38% (the “Eastern Beneficial Ownership Limitation”), absent the approval by a majority of the Company’s Board of Directors.

On November 27, 2017, the Company’s Board of Directors authorized the Company’s Chief Executive Officer to invite Eastern to purchase shares in a November 2017 public offering with Aegis Capital Corp., provided that such purchase did not result in Eastern being the beneficial owner of more than 40% of the aggregate number of shares of the Company’s outstanding common stock rather than the limit of 38% set forth in the Standstill Agreement.

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

Warrants

As discussed above, the Company issued 25,000,000 Series A Warrants and 25,000,000 Series B Warrants as part of its October 29, 2019 public offering. The Series A Warrants were exercisable at $0.22 per share, had a term of two years and were set to expire on October 29, 2021. The Series B Warrants were exercisable at $0.22 per share, had a term of seven years and were set to expire on October 29, 2026.

On February 20, 2020, the Company entered into a warrant amendment and exchange agreement (the “Exchange Agreement”) with certain holders (the “Holders”) of the Company’s Series A Warrants (the “Original Series A Warrants”) and Series B Warrants (the “Original Series B Warrants”).

Pursuant to the Exchange Agreement, the Holders agreed to exchange their Series A Warrants and Series B Warrants for (i) an aggregate of 14,999,998 shares of newly-issued Common Stock and (ii) promissory notes in the aggregate principal amount of $3,300,000 (see Note 9 – Notes Payable – Warrant Exchange). The Holders further agreed to amendments to the remaining, unexchanged Series A Warrants and Series B Warrants as described below (as amended, the “New Series A Warrants” and “New Series B Warrants,” respectively, and collectively, the “New Warrants”, and together with the Original Series A Warrants and Original Series B Warrants, the “Warrants”). Following the Exchange Agreement, there were an aggregate of New Warrants to purchase 9,595,002 shares of Common Stock.

Based on the terms of the Exchange Agreement, the Company recognized deemed dividends on common stock totaling $6,600,000.

From the date of the October 29, 2019 public offering through March 31, 2020, the Company issued 29.1 million shares of common stock for the exercise of various Warrants and received proceeds of $6.4 million. In addition, the Company issued 5.9 million shares of common stock for the cashless exercise of Warrants in which the “assumed proceeds” totaling $1.3 million were used to reduce the Company’s balances owed for the notes described under “Notes Payable – Warrant Exchange”. Costs related to the Warrant Exchange totaled approximately $313,000 and were offset against additional paid-in capital.

As of March 31, 2020, there were no Warrants outstanding.

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

	Three Months ended March 31,		Nine Months ended March 31,
	2020	2019	2020	2019
Basic and diluted numerator:

Net loss attributable to iBio, Inc.	$(4,676)	$(4,223)	$(12,901)	$(13,090)
Deemed dividends – down round of Series A Preferred and Series B Preferred	-	-	(21,560)	-
Preferred stock dividends – iBio CMO Preferred Tracking Stock	(65)	(64)	(196)	(195)
Net loss available to iBio, Inc. stockholders	$(4,741)	$(4,287)	$(34,657)	$(13,285)

Basic and diluted denominator:

Weighted-average common shares outstanding	79,917	19,224	47,018	18,597

Per share amount	$(0.06)	$(0.22)	$(0.74)	$(0.71)

In Fiscal 2020 and Fiscal 2019, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of March 31, 2020 and 2019, shares issuable which could potentially dilute future earnings were as follows:

	March 31,
	2020	2019
	(in thousands)
Stock options	2,158	947
Series A Preferred	-	4,980
Series B Preferred	28,925	6,428
Restricted stock units	41	-
Shares excluded from the calculation of diluted loss per share	31,124	12,355

13.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$(5)	$6
General and administrative	68	43
Total	$63	$49

	Nine Months Ended March 31,
	2020	2019
Research and development	$7	$22
General and administrative	161	160
Total	$168	$182

Stock Options:

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

On December 18, 2018, the Company’s stockholders, upon recommendation of the Board of Directors on November 9, 2018, approved the 2018 Plan. On March 5, 2020 at the Company’s 2019 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock authorized for issuance thereunder from 3.5 million shares to 6.5 million shares and to incorporate changes to include restricted stock units and performance-based awards as grant types issuable under the 2018 Plan. The total number of shares of common stock reserved under the 2018 Plan is 6.5 million. Stock options granted under the 2018 Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, or restricted stock and determined at the discretion of the Board of Directors.

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

In addition, on December 18, 2018, the Company’s stockholders, upon recommendation of the Board of Directors, also approved an amendment to the Company’s 2008 Plan to allow the Company to permit a one-time option exchange program under which the Company would offer eligible employees and non-employee directors the opportunity to exchange certain outstanding options on a four-for-three basis for new stock options exercisable at a lower price under the 2018 Plan (the “Option Exchange”).

On January 22, 2019, the Company filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule TO defining the terms and conditions of the Option Exchange, whereby the Company was offering eligible employees and non-employee directors (“Eligible Option Holders”) the opportunity to exchange for new options covering a lesser number of shares of the Company’s common stock (“Replacement Options”), at a ratio of four-for-three (the “Exchange Ratio”), any options issued by the Company prior to January 22, 2019 that were outstanding under its 2008 Plan that had an exercise price greater than the closing price per share of iBio’s common stock on the NYSE American on the grant date of the Replacement Options (“Eligible Exchange Options”), so that for each four shares of common stock subject to an Eligible Exchange Option, the option holder would receive a Replacement Option to purchase three shares under the 2018 Plan. On February 20, 2019, the completion date of the Option Exchange (the “Replacement Option Grant Date”), the Company canceled the options accepted for exchange and granted 874,310 Replacement Options in exchange for 1,165,750 options issued under the 2008 Plan.

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

In March 2020, the Company issued options to acquire 908,300 shares of common stock to various members of management and employees. The exercise price is $1.15 per share. The options vest over a four-year period and expire in ten years. On April 21, 2020, the Company issued to Thomas Isett (“Isett”), the Company’s Chief Executive Officer (effective March 2020) and a director of the Company, options to acquire 975,000 shares of the Company’s common stock at an exercise price of $0.8953 per share. The options vest over a three-year period and expire in ten years.

The following table summarizes all stock option activity during Fiscal 2020:

	Stock Options	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of July 1, 2019	1,346,519	$1.45	6.1	$-
Issued	908,300	1.15
Exercised	(3,750)	0.93
Forfeited/expired	(93,146)	3.80
Outstanding as of March 31, 2020	2,157,923	$1.22	7.2	$171
Vested and, as of March 31, 2020, expected to vest	2,111,539	$1.23	7.1	$170

Exercisable as of March 31, 2020	899,289	$1.42	3.5	$115

 The following table summarizes information about options outstanding and exercisable at March 31, 2020:

	Options Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Exercise prices:
$0.90 - $2.03	2,133,423	7.2	$1.02	874,956
$2.53 - $4.00	1,166	3.5	3.37	999
$7.30 - $26.90	19,334	1.6	18.06	19,334
$28.90	4,000	1.2	28.90	4,000
	2,157,923	7.2	$1.22	899,289

The total fair value of stock options that vested during Fiscal 2020 was $242,000. As of March 31, 2020, there was approximately $1,030,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 3.7 years.

The weighted-average grant date fair value of stock options granted during Fiscal 2020 was $0.99 per share. The Company estimated the fair value of options granted in Fiscal 2020 using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.66%
Dividend yield	0%
Volatility	97.5%
Expected term (in years)	9

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $1.06 as of March 31, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock Units (“RSU’s”):

On March 27, 2020, the Company issued RSU’s to acquire 41,150 shares of common stock to various employees at a market value of $1.15 per share. The RSU’s vest over a four-year period. The grant-date fair value of the RSU’s totaled approximately $47,000.

14.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici in which iBio’s President is a minority stockholder. See Note 8 – Significant Vendors for further details.

Agreements with Eastern Capital Limited and its Affiliates

As more fully discussed in Note 11 – Stockholders’ Equity, the Company entered into two share purchase agreements with Eastern and the Standstill Agreement.

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

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CDMO the Sublease of a Class A life sciences building in Bryan, Texas, located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. The terms of the sublease are described in Note 10 – Finance Lease Obligation.

The Standstill Agreement took effect upon the issuance of the shares to Eastern pursuant to a share purchase agreement for the acquisition of 650,000 shares of common stock. The Standstill Agreement has been amended twice so that Eastern and its controlled affiliates are limited to its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 48%, absent approval by a majority of the Company’s Board of Directors. Eastern agreed to extend the standstill restrictions for two (2) additional years beginning with the date of Eastern’s or its controlled affiliate’s purchase of securities in the public offering with Alliance. See Note 11 – Stockholders’ Equity for further information.

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

Director Consulting Agreement

i.e. Advising, LLC (“Consultant”) was retained by the Company as a strategy and management consultant pursuant to a Consulting Agreement, dated as of February 22, 2019 (the “Consulting Agreement”), with services to be provided pursuant to statements of work entered into between the Company and Consultant from time to time. Thomas Isett, who has served as a director of the Company since April 2019 and who was appointed as Chief Executive Officer and Executive Co-Chairman of the Board of Directors of the Company effective March 10, 2020, is the managing director and sole owner of Consultant. Effective as of May 1, 2019, the Company entered into a Statement of Work (the “May 1, 2019 SOW”) pursuant to the Consulting Agreement, which provided for an engagement to be conducted on a retainer basis with Thomas Isett, as the primary engagement resource, at a rate of  $40,000 per month, and on a time and materials basis for all other engagement resources provided by Consultant, billable at the rate of  $85 to $450 per hour. Consultant and the Company entered into an additional Statement of Work on December 1, 2019 (the “December 1, 2019 SOW”), which provided that Consultant would be entitled to a bonus of 3% to 4.5% of the transaction value if the Company or any of its assets were sold during the term of the Statement of Work. Consultant and the Company agreed to terminate the Consulting Agreement and both the May 1, 2019 SOW and December 1, 2019 SOW on March 10, 2020, when Mr. Isett became the Company’s Chief Executive Officer.

Consulting expenses totaled approximately $136,000 and $425,000 for the three and nine months ended March 31, 2020, respectively. At March 31, 2020 and June 30, 2019, the Company owed the Consultant $19,000 and $60,000, respectively.

KBI Consulting

On April 1, 2020, the Company entered into a consulting agreement with KBI Consulting for business support services provided by a relative of iBio’s Chief Executive Officer. Per the consulting agreement the business support services are billed at $5,800 per month.

15.	Income Taxes

The Company recorded no income tax expense for the three and nine months ended March 31, 2020 and 2019 because the estimated annual effective tax rate was zero. As of March 31, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

16.	Commitments and Contingencies

COVID-19

As a result of the impact of the COVID-19 pandemic crisis, the Company does not anticipate any significant threat to its operations at this point in time. Due to the general unknown nature surrounding the crisis, the Company cannot reasonably estimate the potential for any future impacts on operations or its liquidity. In recognition of the significant threat to the liquidity of the financial markets posed by COVID-19, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was signed into law to provide emergency assistance to qualifying businesses and individuals. There can be no assurance that these interventions by the government will be successful, and the financial markets may experience significant contractions in available liquidity. On April 16, 2020, the Company received $600,000 related to its filing under the Paycheck Protection Program and CARES Act. It is not possible at this time to estimate the further need, availability, extent or impact of any additional such relief. Although the Company does not anticipate current operational difficulties, the risk exists that further COVID-19 developments may negatively impact the Company’s financial condition and restrict the availability of liquidity for its operational needs.

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

The Company incurred licensing fee related costs of $2,000 and $3,800 for the three months ended March 31, 2020 and 2019, respectively, and $154,000 and $156,000 for the nine months ended March 31, 2020 and 2019, respectively.

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

Lease – Bryan, Texas

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas from the Second Eastern Affiliate under the Sublease. See Note 10 - Finance Lease Obligation for more details of the Sublease.

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

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended March 31, 2020 and 2019, employer contributions made to the Plan totaled approximately $22,000 and $30,000, respectively, and $79,000 and $94,000 for the nine months ended March 31, 2020 and 2019, respectively.

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

Three Months Ended March 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$75	$21	$-	$96
Revenues – intersegment	211	787	(998)	-
Research and development	78	1,722	(801)	999
General and administrative	1,584	1,774	(197)	3,161
Operating loss	(1,376)	(2,688)	-	(4,064)
Interest expense	-	(616)	-	(616)
Interest and other income	4	-	-	4
Consolidated net loss	(1,372)	(3,304)	-	(4,676)
Total assets	51,113	32,024	(40,917)	42,220
Finance lease ROU assets	-	28,031	-	28,031
Fixed assets, net	-	2,657	-	2,657
Intangible assets, net	1,204	-	-	1,204
Amortization of ROU assets	-	416	-	416
Depreciation expense	-	70	-	70
Amortization of intangible assets	72	-	-	72

Three Months Ended March 31, 2019 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$527	$-	$-	$527
Revenues – intersegment	389	463	(852)	-
Research and development	1,053	883	(483)	1,453
General and administrative	873	2,340	(369)	2,844
Operating loss	(1,010)	(2,760)	-	(3,770)
Interest expense	-	(474)	-	(474)
Interest and other income	17	3	-	20
Consolidated net loss	(993)	(3,231)	-	(4,224)
Total assets	39,713	9,572	(13,611)	35,674
Fixed assets, net	3	24,638	-	24,641
Intangible assets, net	1,423	-	-	1,423
Depreciation expense	1	340	-	341
Amortization of intangible assets	92	-	-	92

Nine Months Ended March 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$425	$93	$-	$518
Revenues – intersegment	637	1,279	(1,916)	-
Research and development	736	3,431	(1,303)	2,864
General and administrative	3,814	5,527	(613)	8,728
Operating loss	(3,488)	(7,586)	-	(11,074)
Interest expense	-	(1,851)	-	(1,851)
Interest and other income	20	1	-	21
Consolidated net loss	(3,468)	(9,436)	-	(12,904)
Total assets	51,113	32,024	(40,917)	42,220
Finance lease ROU assets	-	28,031		28,031
Fixed assets, net	-	2,657	-	2,657
Intangible assets, net	1,204	-	-	1,204
Amortization of ROU assets	-	1,246		1,246
Depreciation expense	2	205	-	207
Amortization of intangible assets	225	-	-	225

Nine Months Ended March 31, 2019 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$1,223	$-	$-	$1,223
Revenues – intersegment	1,153	1,216	(2,369)	-
Research and development	3,152	2,005	(1,307)	3,850
General and administrative	3,090	7,091	(1,073)	9,108
Operating loss	(3,866)	(7,880)	-	(11,735)
Interest expense	-	(1,426)	-	(1,426)
Interest and other income	57	11	-	68
Consolidated net loss	(3,809)	(9,296)	-	(13,093)
Total assets	39,713	9,572	(13,611)	35,674
Fixed assets, net	3	24,638	-	24,641
Intangible assets, net	1,423	-	-	1,423
Depreciation expense	2	1,063	-	1,065
Amortization of intangible assets	243	-	-	243

19.	Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

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

In addition, as of March 31, 2020, the Company’s stockholders’ equity balance is approximately $3.97 million with related net losses in its five most recent fiscal years.

20.	Subsequent Events

Warrant Exercise - Notes Payable

As part of the Warrant Amendment and Exchange Agreement dated February 20, 2020 (see Note 11 – Stockholders’ Equity for additional information), the Company issued promissory notes in the aggregate principal amount of $3,300,000. The notes do not bear interest and are payable in full on the earlier to occur of (i) August 20, 2020, or (ii) the completion of an underwritten offering of securities by the Company resulting in gross proceeds of at least $10 million. In addition, the Company is required to make payments upon any and all cash exercises of the noteholders’ warrants on a dollar for dollar basis for all amounts paid pursuant to such warrant exercises. At March 31, 2020, notes payable outstanding totaled $1,196,000. On May 1, 2020, the Company paid off the total balance on the notes payable of $1,196,000.

Related Party Transaction

On April 1, 2020, the Company entered into a consulting agreement with KBI Consulting for business support services provided by a relative of iBio’s Chief Executive Officer. Per the consulting agreement the business support services are billed at $5,800 per month.

CEO Option Agreement

Effective April 21, 2020 the Company entered into an Amended and Restated Executive Employment Agreement (the “Amended Employment Agreement”) with Thomas Isett, the Company’s Chief Executive Officer and Executive Co-Chairman. Mr. Isett had been appointed Company Chief Executive Officer and Executive Co-Chairman on March 10, 2020. The Amended Employment Agreement amends and restates the original employment agreement entered into between the Company and Mr. Isett on March 10, 2020 (the “Original Agreement”).

The Amended Employment Agreement modifies the terms of the option grant contemplated under the Original Agreement. Under the Amended Employment Agreement, the Company is required to issue an option to purchase 975,000 shares of the Company’s common stock (the “Option”) to Mr. Isett pursuant to the Company’s 2018 Omnibus Equity Incentive Plan with an exercise price at the fair market value on the date of grant, as determined by the Company’s Board of Directors. The Option vests ratably over the 36-month period beginning on the date of the Original Agreement (1/36th per month) and will be deemed fully-vested upon any transaction or series of related transactions that constitutes a Change of Control Transaction (as defined in the Amended Employment Agreement). There is no requirement under the Amended Employment Agreement for the Company to exchange the Option with a new option if the trading price of the Company’s securities as measured at specified intervals falls below the exercise price of the Option, as contemplated in the Original Agreement. The exercise price of $0.8953 per share is based on the closing price of the Company’s common stock on April 21, 2020.

Other than the removal of the requirement to exchange the Option based on a decline in the Company’s share price under specified circumstances, the terms of the Amended Employment Agreement remain unchanged from the Original Agreement.

CARES Act

On April 16, 2020, the Company received $600,000 related to its filing under the Paycheck Protection Program and Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The payment terms of the note are as follows:

1.	No payments during the deferral period, which is defined as the six-month period beginning on the date of the note, or April 9, 2020.

2.	Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date, the Company shall pay to JPMorgan Chase Bank, N.A. (the “Lender”), monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the note on the last day of the deferral period by the maturity date (twenty-four months from the date of the note, or April 9, 2022).

3.	On the maturity date, the Company shall pay the Lender any and all unpaid principal plus accrued and unpaid interest plus interest accrued during the deferral period.

4.	If any payment is due on a date for which there is no numerical equivalent in a particular calendar month then it shall be due on the last day of such month. If any payment is due on a day that is not a business day, the payment will be made on the next business day. The term “business day” means a day other than a Saturday, Sunday or any other day on which national banking associations are authorized to be closed.

5.	Payments shall be allocated among principal and interest at the discretion of Lender unless otherwise agreed or required by applicable law. Notwithstanding, in the event the Loan, or any portion thereof, is forgiven pursuant to the Paycheck Protection Program under the federal CARES Act, the amount so forgiven shall be applied to principal.

6.	The Company may prepay this note at any time without payment of any premium.

The Lender is participating in the Paycheck Protection Program to help businesses impacted by the economic impact from COVID-19. Forgiveness of this loan is only available for principal that is used for the limited purposes that qualify for forgiveness under the Small Business Administration’s (the “SBA”) requirements, and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with Small Business Administration (the “SBA”) requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. Forgiveness of the loan is dependent upon approval of the SBA and while the Company expects forgiveness of this Loan under the current terms of requirement by the SBA, there can be no assurance or certainty that forgiveness will in fact occur.

Sale of Shares to Lincoln Park Capital Fund, LLC

On May 13, 2020, the Company entered into a purchase agreement, pursuant to which the Company agreed to sell to Lincoln Park and Lincoln Park agreed to purchase 1,000,000 shares of the Company’s common stock at a price of $1.09 per share for an aggregate purchase price of $1,090,000, pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-236735), filed with the Securities and Exchange Commission in accordance with the provisions of the Securities Act of 1933, as amended, and declared effective on March 19, 2020, and the prospectus supplement thereto dated May 14, 2020.

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

We expect to provide services and participate in collaborative development programs with a diverse group of clients and collaborators. We are also developing our own proprietary biopharmaceuticals for human and animal diseases. Our human biopharmaceutical pipeline is comprised of a treatment for fibrotic diseases (“IBIO-100”, formerly described as “CFB03”) and a vaccine for COVID-19 disease (“IBIO-200”). The veterinary use pipeline is comprised of a vaccine for classical swine fever (IBIO-400). We routinely evaluate opportunities for in-licensing new product candidates originating in both academic institutions and corporate research programs.

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

We accomplished the first part of the plan through the acquisition of control of a biologics manufacturing facility now operated by iBio CDMO under a finance lease. The facility includes human resources, laboratory and pilot-scale operations, and large-scale automated hydroponic systems capable of growing over four million plants and delivering dozens of kilograms of biological active pharmaceutical ingredient per year.

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

In addition to the generation of revenue from services through iBio CDMO, a second goal of the business model is to deploy use of our FastPharmingTM Technology for proprietary product development. iBio itself is a client of iBio CDMO for the advancement IBIO-100, -200, and -400.

The third element of the business model is the use of iBio technologies to design FastPharming Manufacturing facilities for clients. Due to the lower capital cost for biopharmaceutical production and speed-to-clinic using the FastPharming System, certain clients wish to insource the manufacturing of their biologics using the System rather than outsource to iBio CDMO. Thus, iBio enables clients to insource their product production with FastPharming Technology via its Factory Solutions services.

Results of Operations - Comparison of Three Months ended March 31, 2020 (“Fiscal 2020”) versus March 31, 2019 (“Fiscal 2019”)

Revenue

Gross revenue for Fiscal 2020 and Fiscal 2019 were approximately $96,000 and $527,000, respectively, a decrease of approximately $431,000. The decrease is primarily attributable to the timing of income earned under the strategic relationship with CC-Pharming Ltd. of Beijing, China (“CC-Pharming”) for the joint development of products and manufacturing facilities for the Chinese biopharmaceutical market, utilizing iBio’s technology. Revenue earned from CC-Pharming totaled approximately $75,000 in Fiscal 2020 versus $467,000 in Fiscal 2019. Revenue earned from other third-party customers in Fiscal 2020 totaled approximately $20,000 versus $60,000 in Fiscal 2019.

Research and development expenses

Research and development expenses for Fiscal 2020 and Fiscal 2019 were $999,000 and $1,453,000, respectively, a decrease of approximately $454,000. The decrease is primarily attributable to a decrease in third-party research and development costs of approximately $415,000 and research and development personnel costs of approximately $181,000, offset by a net increase in research and development project related costs of $143,000.

General and administrative expenses

General and administrative expenses for Fiscal 2020 and Fiscal 2019 were approximately $3,161,000 and $2,844,000, respectively, an increase of $317,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase is primarily related to a $450,000 sign-on bonus awarded to Thomas Isett upon his appointment as Chief Executive Officer and Executive Co-Chairman of the Company and increases in our public company costs related to various equity transactions of $72,000 and depreciation and amortization of $125,000 offset by a decrease in both repairs and maintenance costs of $322,000, and rent expense of $105,000.

Other income (expense)

Other income (expense) for Fiscal 2020 and Fiscal 2019 were approximately $(612,000) and $(454,000), respectively.

The increase resulted primarily from an increase in interest expense related to the adoption, effective July 1, 2019, of ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) (“ASC 842”) and other associated standards using the modified retrospective approach for all leases entered into before the effective date. The adoption of ASC 842 had a significant effect on our balance sheet resulting in an increase in non-current assets and both current and non-current liabilities and an associated $145,000 interest expense.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under a 34-year lease (the “Sublease”) with the Second Eastern Affiliate. Such sublease is treated as a finance lease. For Fiscal 2020, other income (expense) included interest expense of approximately $616,000 incurred under the finance lease offset by interest and royalty income of approximately $4,000. For Fiscal 2019, other income (expense) included interest expense of approximately $474,000 incurred under the capital lease offset by interest and royalty income of approximately $20,000.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate for Fiscal 2020 and Fiscal 2019.

Results of Operations - Comparison of Nine Months ended March 31, 2020 (“Fiscal 2020”) versus March 31, 2019 (“Fiscal 2019”)

Revenue

Gross revenue for Fiscal 2020 and Fiscal 2019 were approximately $518,000 and $1,223,000, respectively, a decrease of approximately $705,000. The decrease is primarily attributable to the timing of income earned under the strategic relationship with CC-Pharming. Revenue earned from CC-Pharming totaled approximately $147,000 in Fiscal 2020 as compared to $1,092,000 in Fiscal 2019. In addition, in Fiscal 2020, the Company entered into a Master Manufacturing Services and Supply Agreement (“MSA”) with Lung Biotechnology PBC (“Lung Bio”), a subsidiary of United Therapeutics Corporation, to produce recombinant human collagen-based bioinks for 3D bioprinted organ transplants. Revenue earned from the MSA totaled $45,000. Revenue earned from other third-party customers in Fiscal 2020 totaled approximately $325,000 versus $131,000 in Fiscal 2019.

Research and development expenses

Research and development expenses for Fiscal 2020 and Fiscal 2019 were $2,864,000 and $3,850,000, respectively, a decrease of approximately $986,000. The decrease is primarily attributable to a decrease in third-party research and development costs of approximately $1,103,000, research and development personnel costs of approximately $112,000 and grant income of $37,000, offset by an increase in research and development project related costs of $190,000.

General and administrative expenses

General and administrative expenses for Fiscal 2020 and Fiscal 2019 were approximately $8,728,000 and $9,108,000, respectively, a decrease of $380,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The decrease is primarily attributable to decreases in repairs and maintenance costs of approximately $813,000, rent of $318,000 and recruiting fees of $202,000, offset by increases in depreciation and amortization expense of $369,000, professional fees of $322,000, personnel costs of $314,000 and board of directors’ fees of $105,000.

Other Income (Expense)

Other income (expense) for Fiscal 2020 and Fiscal 2019 were approximately $(1,830,000) and $(1,358,000), respectively, an increase of approximately $472,000.

The increase resulted primarily from an increase in interest expense related to the adoption, effective July 1, 2019, of ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) (“ASC 842”) and other associated standards using the modified retrospective approach for all leases entered into before the effective date. The adoption of ASC 842 had a significant effect on our balance sheet resulting in an increase in non-current assets and both current and non-current liabilities and an associated $436,000 interest expense.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under the Sublease with the Second Eastern Affiliate. Such sublease is treated as a finance lease. For Fiscal 2020, other income (expense) included interest expense of approximately $1,851,000 incurred under the finance lease offset by interest and royalty income of approximately $21,000. For Fiscal 2019, other income (expense) included interest expense of approximately $1,426,000 incurred under the capital lease offset by interest and royalty income of approximately $68,000.

Net loss attributable to noncontrolling interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate for the six months ended December 31, 2019 and 2018.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $10.0 million as compared to $4.4 million as of June 30, 2019.

The following equity transactions occurred during Fiscal 2020:

1.	On October 29, 2019, the Company closed on an underwritten public offering with total net proceeds of $4.5 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company.

2.	On March 19, 2020, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park agreed to purchase from the Company up to an aggregate of $50,000,000 of the Company’s common stock (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park 2020 Purchase Agreement”). As of March 31, 2020, Lincoln Park has acquired 5.0 million shares of the Company’s common stock for gross proceeds of approximately $5.8 million. Through the filing date of this report, Lincoln Park has acquired 15.0 million shares of the Company’s common stock for gross proceeds of approximately $15.7 million.

3.	In Fiscal 2020, the Company received proceeds of $6.4 million from the exercise of various warrants.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $9,478,000 in Fiscal 2020. The decrease in cash was attributable to funding our net loss for the year offset by an increase in contract liabilities related to contract liability amounts.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $334,000 in Fiscal 2020. Cash used in investing activities was attributable to the additions of intangible assets of $63,000 and fixed assets of $271,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $15,433,000 in Fiscal 2020, which represented (1) the net proceeds from the October 2019 public offering (see discussion below); (2) the net proceeds from the Lincoln Park 2020 Purchase Agreement and (3) the proceeds from the exercises of Warrants.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of March 31, 2020, our accumulated deficit was approximately $146.9 million, and we used approximately $9.5 million of cash for operating activities for Fiscal 2020.

In the past, the history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability – about which there can be no certainty – to obtain additional financing to fund its operations after the current cash resources are exhausted had raised substantial doubt about the Company’s ability to continue as a going concern. Based on the total cash on hand of approximately $10.0 million as of March 31, 2020, combined with subsequent purchases of the Company’s common stock by Lincoln Park through the date of the filing of this report totaling approximately $11 million, we believe the Company has adequate cash on hand to support the Company’s activities at least through June 1, 2021.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2020, we were not involved in any SPE transactions.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Executive Chairman and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2020. Based upon that evaluation, our Executive Chairman and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

COVID-19

As a result of the impact of the COVID-19 pandemic crisis, the Company experienced reduced capacity to provide manufacturing services as a result of instituting social distancing at work requirements in its Texas facility, as well as restricting access to its laboratories to essential workers. The Company ascertains that certain risks associated with further COVID-19 developments may adversely impact its operations and liquidity, and our business and share price may also be adversely affected by the COVID-19 pandemic. However, the Company does not anticipate any significant threat to its operations at this point in time. Due to the general unknown nature surrounding the crisis, the Company cannot reasonably estimate the potential for any future impacts on its operations or liquidity.

The outbreak and spread of COVID-19 and continued progress in various countries around the world, including the United States, has led authorities around the globe to take various extraordinary measures to stem the spread of the disease, such as emergency travel and transportation restrictions, school closures, quarantines and social distancing measures. The outbreak of COVID-19 has had an adverse effect on global markets and may lead to a major slowdown in the economy in the United States and globally.

In recognition of the significant threat to the liquidity of financial markets posed by COVID-19, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), a stimulus bill intended to bolster the U.S. economy, among other things, was signed into law to provide emergency assistance to qualifying businesses and individuals. There can be no assurance that these interventions by the government will be successful, and the financial markets may experience significant contractions in available liquidity. On April 16, 2020, the Company received $600,000 related to its filing under the Paycheck Protection Program and CARES Act. Forgiveness of this loan is only available for principal that is used for the limited purposes that qualify for forgiveness under the Small Business Administration’s ("SBA") requirements, and that to obtain forgiveness, we must request it and must provide documentation in accordance with the SBA's requirements, and certify that the amounts we are requesting to be forgiven qualify under those requirements. Forgiveness of the loan is dependent upon approval of the SBA and there can be no assurance or certainty that forgiveness will in fact occur. It is not possible at this time to estimate the further need, availability, extent or impact of any additional such relief. There can be no assurance that these interventions by the government will be successful, and the financial markets may experience significant contractions in available liquidity. Although the Company does not anticipate current operational difficulties, the risk exists that further COVID-19 developments may negatively impact the Company’s financial condition and restrict the availability of liquidity for its operational needs.

On March 11, 2020, iBio filed four provisional patent applications (the “Patent Applications”) that apply its Virus Like Particle ("VLP") platform technology, or its lichenase carrier immunostimulatory (“LickM”) adjuvant technology, in conjunction with its FastPharming™ Manufacturing System for treating or preventing infections with the SARS-CoV-2 virus, which is the agent that causes COVID-19.

In addition, as previously announced, on February 6, 2020, the Company and Beijing CC-Pharming Ltd. (“BCCP”) executed a Statement of Work 2 (“SOW2”), pursuant to an existing Master Joint Development Agreement between iBio and BCCP, memorializing their collaborative efforts to develop and test a new BCCP 2019-nCoV vaccine to be manufactured using iBio’s FastPharming System™.

The contemplated collaborative effort with BCCP is still in early stages and has not yet progressed in any material respect. There is no assurance that the contemplated collaboration with BCCP or the Company’s separate activities relating to the development of intellectual property in the field of vaccine candidate development for the SARS-CoV-2 virus, which are reflected in the filing of the Patent Applications described above, will result in the development of any successful product candidates or generate any proceeds to the Company. These efforts are subject to the risks relating to the development and commercialization of our technologies and product candidates, risks relating to our intellectual property and other risks relating to our operations described in our Annual Report on Form 10-K for the year ended June 30, 2019, which are incorporated herein by reference.

In addition, we may face additional risks relating to the COVID-19 pandemic and its potential negative effects on our operations, share price and the world economy generally. The rapidly evolving nature of the circumstances is such that it is impossible, at this stage, to determine the full and overall impact the COVID-19 pandemic may have, but it could disrupt production and cause delays in the supply and delivery of products used in our operations, adversely affect our employees and disrupt our operations and manufacturing activities, all of which may have a material adverse effect on our business.

Item 6. Exhibits.

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 29, 2017, by and between iBio, Inc. and Aegis Capital Corp.(1)
1.2	Amended and Restated Underwriting Agreement, dated November 30, 2017, between iBio, Inc. and Aegis Capital Corp. (2)
1.3	Underwriting Agreement, dated June 21, 2018, by and between iBio, Inc. and A.G.P./Alliance Global Partners (3)
1.4	Underwriting Agreement, dated October 25, 2019, by and between iBio, Inc. and A.G.P./Alliance Global Partners (19)
3.1	Certificate of Incorporation of the Company (16)
3.2	Certificate of Amendment of the Certificate of Incorporation of the Company (4)
3.3	First Amended and Restated Bylaws of the Company (5)
3.4	Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (6)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of iBio, Inc.(7)
3.6	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of iBio, Inc.(7)
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock of iBio, Inc.(19)
4.1	Form of Common Stock Certificate (8)
4.2	Registration Rights Agreement, dated July 24, 2017, between iBio, Inc. and Lincoln Park Capital Fund, LLC (9)
4.3	Form of Series A Warrant to Purchase Common Stock (20)
4.4	Form of Amended and Restated Series A Warrant to Purchase Common Stock (21)
4.5	Form of Series B Warrant to Purchase Common Stock (20)
4.6	Form of Amended and Restated Series B Warrant to Purchase Common Stock (21)
4.7	Form of Promissory Note related to Warrant Exchange and Amendment Agreement (21)
4.8	Registration Rights Agreement, dated March 19, 2020, between iBio, Inc. and Lincoln Park Capital Fund, LLC (24)
10.1	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (10)
10.2	Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (11)+
10.3	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 3,500,000 (pre-split) shares of common stock (12)
10.4	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 6,500,000 (pre-split) shares of common stock (12)
10.5	Amendment, dated June 26, 2018, to Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 6,500,000 (pre-split) shares of common stock (7)

10.6	Amended and Restated Limited Liability Company Operating Agreement of iBio CDMO LLC, dated January 13, 2016, between the Company, Bryan Capital Investors LLC and iBio CDMO LLC (13)
10.7	License Agreement, dated January 13, 2016, between the Company and iBio CDMO LLC (13)
10.8	Sublease Agreement, dated January 13, 2016, between College Station Investors LLC and iBio CDMO LLC (13)
10.9	Exchange Agreement, dated February 23, 2017, between iBio, Inc. and Bryan Capital Investors LLC (14)
10.10	Amendment No. 1, dated February 23, 2017, to the Amended and Restated Limited Liability Company Agreement of iBio CDMO LLC, dated January 13, 2016, between iBio, Inc. and Bryan Capital Investors LLC (14)
10.11	Offer Letter, dated December 30, 2016, between iBio, Inc. and James P. Mullaney(15)
10.12	Purchase Agreement, dated July 24, 2017, between iBio, Inc. and Lincoln Park Capital Fund, LLC (9)
10.13	2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (17)
10.14	Form of Directors and Officer Indemnification Agreement (18)
10.15	Warrant Exchange and Amendment Agreement between the Company and certain Holders, dated February 20, 2020 (21)
10.16	Employment Agreement between the Company and Thomas F. Isett, dated March 10, 2020 (22)
10.17	Amended and Restated Executive Employment Agreement, dated as of April 21, 2020, between iBio, Inc. and Thomas F. Isett (23)
10.18	Purchase Agreement, dated March 19, 2020, between iBio, Inc. and Lincoln Park Capital Fund, LLC (23)
31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Periodic Report by Chief Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Periodic Report by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*

(1)	Incorporated herein by reference to the Company’s Quarterly Report on Form 8-K filed with the SEC on November 29, 2017 (Commission File No. 001-35023).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2017 (Commission File No. 001-35023).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2018 (Commission File No. 001-35023).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2018 (Commission File No. 001-35023).
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 (Commission File No. 000-53125).
(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (Commission File No. 001-35023).
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2018 (Commission File No. 001-35023).

(8)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on July 11, 2008 (Commission File No. 000-53125).
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017 (Commission File No. 001-35023).
(10)	Incorporated herein by reference to the Company’s Form 10-12G filed with the SEC on June 18, 2008 Commission File No. 000-53125).
(11)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 30, 2013 (Commission File No. 001-35023).
(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2016 (Commission File No. 000-35023).
(13)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 22, 2016 (Commission File No. 001-35023).
(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 (Commission File No. 001-35023).
(15)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2017 (Commission File No. 001-35023).
(16)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2018 (Commission File No. 001-35023).
(17)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed with the SEC on August 26, 2019 (Commission File No. 001-35023).
(18)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019 (Commission File No. 001-35023).
(19)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2019 (Commission File No. 001-35023).
(20)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2019 (Commission File No. 001-35023).
(21)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2020 (Commission File No. 001-35023).
(22)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2020 (Commission File No. 001-35023).
(23)	Incorporate herein by reference to the Company’s Current Report on Form 8-K filed with teh SEC on April 21, 2020 (Commission File No. 001-35023).
(24)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020 (Commission File No. 001-35023).
*	Filed herewith.
+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: May 15, 2020	/s/ Thomas F. Isett
Thomas F. Isett
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	/s/ James P. Mullaney
James P. Mullaney
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)