Form 10-K/A
period 2020-06-30
iBio, Inc.
filed 2020-10-27
CIK 1420720

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Registrant’s telephone number, including area code: (979) 446-0027

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

There were 180,287,751 shares of the registrant’s common stock issued and outstanding as of October 26, 2020.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Unless the context requires otherwise, references herein to “iBio,” the “Company,” “we,” “us,” “our” and similar terms mean iBio, Inc.

On October 13, 2020, iBio filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement that involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its 2020 definitive proxy statement involving the election of directors will be filed by October 28, 2020 (i.e., within 120 days after June 30, 2020, the end of the Company’s 2020 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14 of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14 of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2020 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

This Amendment also restates Item 15 of Part IV of the Original Form 10-K.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on October 13, 2020, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

2

IBIO, INC.

ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Board of Directors currently consists of nine (9) directors and is divided into three classes (Class I, II and III). Each class serves for a term ending at the third annual meeting of stockholders following the election of such class, with the terms of office of the respective classes expiring in successive years.

The name, age, class, title, years of service, principal occupation, business experience and certain other information for each of our directors is set forth below.

Name	Age	Position	Director Since	Term Expires

Class I Directors

General (Ret.) James T. Hill	74	Class I Director	August 2008	2021

Thomas F. Isett	55	Chairman of the Board (Class I Director) and Chief Executive Officer	April 2019	2021

Robert B. Kay	80	Interim Secretary, Interim Treasurer and Class I Director	August 2008	2021

Class II Directors

Linda W. Armstrong, M.D.	57	Class II Director	October 2020	2022

Glenn Chang	72	Class II Director	August 2008	2022

Alexandra Kropotova	48	Class II Director	October 2020	2022

Class III Directors

Seymour Flug	84	Class III Director	December 2012	2020

John D. McKey, Jr.	76	Class III Director	August 2008	2020

Gary Sender	58	Class III Director	October 2020	2020

Class I Directors

General (Ret.) James T. Hill has served as a member of our Board since we became a publicly traded company in August 2008 and was appointed the Presiding Director of the Board in October 2020. He was the commander of United States Southern Command from 2002 until his retirement in 2004. In this role he led all U.S. military forces and operations in Central America, South America and the Caribbean, working directly with U.S. Ambassadors, foreign heads of state, key Washington decision-makers, foreign senior military and civilian leaders in implementing United States policy. We believe that General Hill’s experience in developing strategic plans and his insights regarding the conduct of business affairs in Central and South America is a key resource for us and enables him to make valuable contributions to our company. General Hill is the founder of the J.T. Hill Group, a consulting organization specializing in strategic leadership and international security.

Thomas F. Isett was appointed as Chief Executive Officer and Executive Co-Chair effective March 10, 2020. He was subsequently appointed as Chair of the Board effective June 12, 2020. He has served as a member of the Board since April 2019. In 2015, Mr. Isett founded both Commence Bio, Inc., a private, early stage developer of cellular immunotherapies, as well as i.e. Advising, LLC, a management and strategy consulting firm that advised Fortune 500 companies, private equity firms, biotechnology companies, and standard-setting organizations. Prior to 2015, he held leadership roles for bioprocess product and service businesses over his 25 combined years with GE, Lonza, and BD. Mr. Isett led a turnaround of the Core Microbiology diagnostic business at BD, and then went on to become the founding Vice President of Becton Dickinson’s BD Advanced Bioprocessing business, which he led from inception to over $60 million in revenues by 2009. While at Lonza from 2009 to 2012, he contributed to the rapid growth of the cell & gene therapy CDMO as Head of Cell Processing Technologies. Subsequently, at GE Life Sciences, he accelerated growth for the North American BioProcess business via the introduction of an integrated solutions strategy, along with new commercial and operating mechanisms to improve business execution. We believe that Mr. Isett is able to make valuable contributions to our Board of Directors due to his extensive management and corporate development experience in the life sciences.

Robert B. Kay served as our Executive Chair and Chief Executive Officer from August 2008 to March 2020, as Executive Co-Chair from March 2020 through June 2020, and has served as a director of the Board since August 2008. In September 2020, Mr. Kay was appointed as our Interim Secretary and Interim Treasurer. Previously, Mr. Kay was a founder and senior partner of the New York law firm of Kay Collyer & Boose LLP, with a particular focus on mergers and acquisitions and joint ventures. Mr. Kay received his B.A. from Cornell University’s College of Arts & Sciences and his J.D. from New York University Law School. Given his years of service with the Company and his prior experience, we believe that Mr. Kay has an excellent understanding of our business and the global markets in which we operate and those in which we anticipate operating in the future and therefore is able to make valuable contributions to our Board of Directors.

Class II Directors

Linda W. Armstrong was appointed as a member of the Board in October 2020 and serves on the newly formed Science and Technology Committee of the Board. Dr. Armstrong is an accomplished biopharmaceutical executive with more than 20 years of experience in respiratory diseases and therapeutics. Since 2016, she has served as the Global Head of the Respiratory Development Unit at Novartis (SWX:NOVN), where she is responsible for the development of therapies to treat patients with respiratory and allergic conditions. Dr. Armstrong served in a variety of roles at Novartis since 2007, including the Head of Clinical Development & Medical Affairs, Cell and Gene Therapy and Global Head of Patient Safety. Prior to joining Novartis between 2001-2007, she served as Medical Safety Director and subsequently as Senior Director, Medical Affairs at Pfizer, Inc. (NYSE:PFE). Dr. Armstrong also served as Group Director, Respiratory Diseases at the Schering Plough Research Institute. As a Board-Certified Pulmonologist and Internist, Dr. Armstrong served on the faculty of New York University Medical Center prior to joining Schering-Plough. She received her medical degree from Yale University School of Medicine, New Haven, Connecticut and her Bachelor’s Degree from Harvard University, Cambridge, Massachusetts. The Company believes Dr. Armstrong’s experience and knowledge as a medical professional and her experience in various leadership roles in successful pharmaceutical companies and biologics will be a valuable addition to the Board and the Company.

Glenn Chang has served as a director on the Board since August 2008 and was the chair of the Audit Committee from 2008 through October 2020. He is also currently employed in the finance department of Singer Vehicle Design, a private company in the business of automotive design and restoration and has served as the Chief Financial officer of Singer Vehicle Design from February 2014 until November 2019. Mr. Chang served as the Chief Financial Officer of Alma Bank, a New York headquartered bank with over $900 million of assets and 13 branches in the New York City Metropolitan area from late 2012 to February 2014. Before joining Alma, from 1999 to 2012, Mr. Chang served as a founder, Director, Chief Financial Officer and consultant to First American International Bank which was the largest locally owned Chinese American Bank. Prior to that he spent 20 years at Citibank, N.A. as Vice President. Mr. Chang is a retired Certified Public Accountant. Mr. Chang’s extensive executive and financial leadership in his current and former positions and his training and experience as a Certified Public Accountant adds vital expertise to our Board of Directors and our Audit Committee in the form of financial understanding, business perspective and audit expertise. Mr. Chang is qualified as an Audit Committee Financial Expert as defined in Regulation S-K Item 407(d)(5)(ii). We believe that Mr. Chang is able to make valuable contributions to our Board of Directors due to his extensive executive and financial leadership in his current and former positions.

Alexandra Kropotova was appointed as a member of our Board in October 2020 and currently serves as a member of the newly formed Science and Technology Committee of the Board. Dr. Kropotova is a biopharmaceutical executive with expertise in all phases of global clinical development, translational medicine and medical affairs. Since 2016, she has served as Vice President, Global Specialty R&D, Respiratory & Inflammation Therapeutic Area at Teva Pharmaceuticals (TASE:TEVA), where she leads the design and execution of global clinical development programs, the majority of which are biologic candidates for pulmonary, chronic inflammatory or autoimmune indications. Prior to joining Teva, between 2007-2016, Dr. Kropotova served in various roles at Sanofi (EPA:SAN), including Vice President, Strategy & Strategic Planning Head, North American Medical Affairs; Associate Vice President and subsequently Vice President, Immuno-Inflammation, Global R&D; and Senior Medical Director, Respiratory, Allergy & Anti-Infectives. Prior to joining Sanofi, she served in various roles at Pfizer Inc. (NYSE:PFE) from 2002-2007, most recently as Director & Head of Global Clinical Respiratory and Analgesics. Dr. Kropotova received her Master of Business Administration Degree from Ohio University Graduate School of Business, Athens, Ohio, and her Medical Degree in Internal Medicine from the Vladivostok State Medical University, Vladivostok, Russia. The Company believes Dr. Kropotova’s experience and knowledge as a medical professional and biologics development experience across multiple therapeutic areas along with her experience in various leadership roles in successful pharmaceutical companies, will be a valuable addition to the Board and the Company.

Class III Directors

Seymour Flug has been a director of the Board since December 2012. He also served as the Chair of the Board and Chief Executive Officer of Diners Club International and a Managing Director of Citibank, prior to retiring. Prior to joining Citibank, Mr. Flug served as Senior Vice President of Hess Oil Company. Mr. Flug began his career as Certified Public Accountant at Deloitte & Touche, a predecessor to the firm now known as Deloitte. Mr. Flug received his B.B.A. from Baruch College. Mr. Flug’s experience leading a multinational company and his experience as a certified public accountant allow him to offer us unique perspectives on global business opportunities, best business practices and additional audit expertise. Mr. Flug is qualified as an “audit committee financial expert” as defined in Regulation S-K Item 407(d)(5)(ii). We believe that Mr. Flug is able to make valuable contributions due to his extensive executive and financial leadership in his current and former positions.

John D. McKey, Jr. has served as a member of our Board since we became a publicly traded company in August 2008. He has also served as of counsel at McCarthy, Summers, Bobko, Wood, Sawyer & Perry, P.A. (“McCarthy”) in Stuart, Florida from 2003 until 2016 and is now retired. He previously was a partner of McCarthy from 1987 through 2003. From 1977 to 1987, Mr. McKey was a partner at Gunster Yoakley in Palm Beach, Florida. Mr. McKey received his B.B.A at the University of Georgia and his J.D. from the University of Florida College of Law. Mr. McKey’s extensive experience representing private and public companies operating in varied business sectors brings our Board insights and acumen to best corporate practices and implementation of strategic and financial plans.

Gary Sender was appointed as a member of our Board in October 2020 and currently serves as the Chair of the Audit Committee of the Board and as a member of our Compensation Committee. Mr. Sender is a senior executive and board member with more than 25 years of financial leadership experience at both large, multi-national pharmaceutical and early-stage biotechnology companies. He has served as the Chief Financial Officer of Nabriva Therapeutics plc (Nasdaq:NBRV), a commercial-stage publicly traded biopharmaceutical company engaged in the commercialization and development of innovative anti-infective agents to treat serious infections since May 2016. Prior to joining Nabriva, Mr. Sender was Executive Vice President and Chief Financial Officer of Synergy Pharmaceuticals Inc. from November 2015 to April 2016. Mr. Sender also previously served as Shire Plc’s (“Shire”) Senior Vice President of Finance supporting its Specialty Pharmaceuticals business and subsequently its Global Commercial businesses from August 2009 to June 2015. Prior to joining Shire, Mr. Sender served as the Chief Financial Officer of Tengion, Inc., a regenerative medicine company, from August 2004 to July 2009. Mr. Sender also spent over 15 years in several leadership roles within Merck & Co. Inc., a pharmaceutical company. Mr. Sender currently serves on the Board of Directors of Harmony Biosciences (Nasdaq:HRMY) and Chairs their Audit Committee and is a member on their Compensation Committee and also serves on the Board of Directors of Schrödinger, Inc (Nasdaq:SDGR) and Chairs their Audit and Compensation Committees. He holds a bachelor’s degree in Finance and Information Systems from Boston University and a Master of Business Administration from Carnegie Mellon University. Mr. Sender is qualified as an “audit committee financial expert” as defined in Regulation S-K Item 407(d)(5)(ii). The Company believes Mr. Sender’s experience as a board member and financial executive of both public and private companies in the life sciences industry and his management experience will be a valuable addition to the Board and the Company.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Below is certain information regarding our current executive officers who are not serving as directors.

Name	Age	Position	Served as an Officer Since
Robert L. Erwin	67	President	August 2008
John Delta	58	Principal Accounting Officer	October 2020

Robert L. Erwin has been our President since we became a publicly traded company in August 2008. Mr. Erwin led Large Scale Biology Corporation from its founding in 1988 through 2003, including a successful initial public offering in 2000, and continued as non-executive Chair until 2006. He served as Chair of Icon Genetics AG from 1999 until its acquisition by a subsidiary of Bayer AG in 2006. Mr. Erwin recently served as Managing Director of Bio-Strategic Directors LLC, providing consulting services to the life sciences industry. He is currently Chair of Novici and a Director of Oryn Therapeutics. Mr. Erwin’s non-profit work focuses on applying scientific advances to clinical medicine, especially in the field of oncology. He is co-founder, President and Director of the Marti Nelson Cancer Foundation, Oncology. Mr. Erwin received his BS degree with Honors in Zoology and an MS degree in Genetics from Louisiana State University.

John Delta was appointed the Principal Accounting Officer of the Company effective October 1, 2020 and Principal Financial Officer on October 13, 2020. He has served as a consultant to the Company since July 13, 2020. Mr. Delta also serves (from November 2016 to the present) as Managing Partner, Mid-Atlantic of TechCXO LLC, a professional services firm that provides experienced, C-Suite professionals to deliver strategic and functional consulting services. From February 2011 to June 2016, he served as Chief Operating Officer of Management CV Inc., where he was responsible for all operational aspects of the business, including HR, Product Management, E-Commerce, Global Research and day to day Operations. From February 2010 to February 2011, Mr. Delta served as Co-Founder/Chief Financial Officer of JJAB Holdings, LLC, where he was responsible for Finance and Operations for this private-equity-backed startup in the direct response marketing space. He also served as Chief Financial Officer of Edison Worldwide, LLC from December 2008 to January 2010, where he led all accounting and strategic finance initiatives for this high growth Direct Response Marketing firm. From March 2006 to October 2008, Mr. Delta served as Chief Financial Officer of DoublePositive Marketing Group, Inc., where he built the accounting and finance functions for this high growth VC-backed firm. From October 2003 to December 2005, he served as Executive Vice President and Chief Operating Officer of Hemscott Group, PLC, a private-equity-backed roll-up in the financial information space. Mr. Delta led post-merger integration and operations for this global firm (US, UK and India) and he was instrumental in developing the successful exit strategy of splitting the firm in two and selling the retail component to Morningstar and the institutional piece to KKR. Mr. Delta also served as Vice President, General Manager of The Nasdaq Stock Market for almost 10 years, where he developed the business plan for, and then ran, the e-commerce group. Prior to working at Nasdaq, Mr. Delta worked as an Associate at McKinsey & Co. where he primarily worked with the Financial Institutions Group on strategic technology engagements and as a Manager at Deloitte & Touche where he focused on Financial Services. Mr. Delta holds a B.A. and a Master of Business Administration (MBA) from the University of Virginia. Since July 2020, Mr. Delta has been providing financial consulting services to the Company under a Consulting and Services Agreement by and between the Company and TechCXO LLC, dated July 8, 2020.

Family Relationships

There are no family relationships among any of our directors or executive officers.

INFORMATION REGARDING THE BOARD OF DIRECTORS AND CORPORATE GOVERNANCE

Independence of the Board of Directors

Our common stock is listed on the NYSE American LLC (“NYSE American”). Under the NYSE American listing standards, independent directors must comprise a majority of a listed company’s Board of Directors and all members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee must be independent. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act and Compensation Committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under the NYSE American listing standards, a director will only qualify as an “independent director” if, in the opinion of that company’s Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In order to be considered to be independent for purposes of Rule 10A-3, a member of an Audit Committee of a listed company may not, other than in his or her capacity as a member of the Audit Committee, the Board of Directors, or any other board committee: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries, or (ii) be an affiliated person of the listed company or any of its subsidiaries.

The Board of Directors undertook a review of the independence of the members of the Board of Directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, the Board of Directors has determined that all of our current directors, except Thomas Isett, due to his current position as Chief Executive Officer of our company, and Mr. Robert B. Kay due to his current transition agreement and former employment as the Chief Executive Officer and Executive Co-Chair of the Company, is “independent” as that term is defined under the rules of the NYSE American. As a result, each of Dr. Linda W. Armstrong, Glenn Chang, Seymour Flug, General James T. Hill, Dr. Alexandra Kropotova, John D. McKey, and Gary Sender, is deemed to be “independent” as that term is defined under the rules of the NYSE American.

In making these determinations, the Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances the Board of Directors deemed relevant in determining their independence, including the beneficial ownership of capital stock by each non-employee director, and the transactions involving them described in the section of this Annual Report entitled “Item 13 – Certain Relationships and Related Transactions, and Director Independence” below for additional information.

INFORMATION REGARDING COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has the authority to appoint committees to perform certain management and administration functions. During the year ended June 30, 2020, the Board of Directors had three (3) standing committees: an Audit Committee, a Compensation Committee and Nominating and Corporate Governance Committee. In October 2020, we also formed a Science and Technology Committee. The Board of Directors may establish other committees to facilitate the management of our Company’s business, including ad hoc committees to address particular matters. The composition and functions of each standing committee are described below. Members serve on these committees until their resignation or until otherwise determined by the Board of Directors.

All of the committees comply with all applicable requirements of the Sarbanes-Oxley Act of 2002, the NYSE American and the SEC, rules and regulations as further described below. The charters for the Audit, Compensation and Nominating and Corporate Governance committees are available on our website at www.ibioinc.com. The Charter for the Science and Technology Committee will be available on our website when approved by our Board. Information contained on or accessible through our website is not a part of this Annual Report and the inclusion of such website address in this Annual Report is an inactive textual reference only.

Committees of the Board of Directors

The table set forth below shows the directors who are currently members or Chair of each of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and the Science and Technology Committee. From time to time, the Board of Directors may also establish ad hoc committees to address particular matters.

Name	Audit	Compensation	Nominating and Corporate Governance	Science and Technology Committee
Thomas F. Isett*	—	—	—	—
General James T. Hill**	—	Chair	Member	—
Linda Armstrong	—	—	—	Member
Glenn Chang	Member		Chair	—
Seymour Flug	Member	—	—	—
Robert B. Kay	—	—	—	—
Alexandra Kropotova	—	—	—	Member
John D. McKey	—	Member	—	—
Gary Sender	Chair	Member	—

*Mr. Isett serves as the Chair of the Board of Directors

**General James T. Hill serves as the Presiding Director of the Board of Directors

Below is a description of each committee of the Board of Directors.

Audit Committee

The Audit Committee of the Board of Directors makes recommendations regarding the retention of the Company’s independent public accounting firm, monitors the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance, oversees the accounting and financial reporting processes of the Company and the audits of the Company’s financial statements, oversees the Company’s compliance with legal and regulatory requirements and provides an avenue for, and encourages open dialogue and communication among the independent registered public accounting firm, management and the Board. The Audit Committee monitors the qualifications and performance of the Company’s independent registered public accounting firm and determines whether they are compatible with maintaining the registered public accounting firm's independence. The Audit Committee has a charter, which is reviewed annually and as may be required due to changes in industry accounting practices or the promulgation of new rules or guidance documents. The Audit Committee charter is available on our website at www.ibioinc.com. The Audit Committee consists of three independent directors as determined by NYSE American listing standards: Gary Sender (Audit Committee Chair), Glenn Chang and Seymour Flug. Messrs. Sender, Chang and Mr. Flug are each qualified as an “audit committee financial expert” as defined in Regulation S-K Item 407(d)(5)(ii).

Compensation Committee

The Compensation Committee of the Board of Directors assists the Board in the discharge of the Board’s responsibilities relating to compensation of the Company’s executive officers and directors, reviews and approves compensation plans, policies and programs intended to attract, retain and appropriately reward executive officers and other employees and reviews and approves incentive compensation and equity-based plans, including grants and or awards under such plans. The Compensation Committee also considers other matters as may, from time to time, be referred to them by our Board of Directors. The Compensation Committee has a charter which is available on our website at www.ibioinc.com. The members of the Compensation Committee are General James T. Hill (Compensation Committee Chair), John D. McKey, Jr. and Gary Sender, all of whom are independent directors as determined by NYSE American listing standards.

The Compensation Committee has retained an independent consultant, Frederic W. Cook & Co., Inc. (“FW Cook”), to assist with evaluating compensation programs, practices, and governance. FW Cook provides the Compensation Committee with analysis and advice pertaining to the design of our executive and director compensation program, including competitive market analyses, explanation of current and developing best practices, and regulatory changes.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee was formed to identify and recommend to the Board qualified candidates for election, nomination or appointment to the Board, to review and evaluate information available to it regarding candidates proposed by stockholders, to develop and recommend to the Board a set of corporate guidelines applicable to the Company and periodically review and update those guidelines as well as the charters for each of the committees of the Board and to oversee an annual evaluation of the Board and executive management to determine whether it and its committees are functioning effectively. The Nominating Committee has a charter which is available on our website at www.ibioinc.com. The Nominating and Corporate Governance Committee currently consists of two independent directors: Glenn Chang (Nominating and Corporate Governance Committee Chair) and General James T. Hill.

Our directors take a critical role in guiding our strategic direction and oversee the management of our company. Board candidates, including those candidates proposed by stockholders, are considered based upon various criteria and principles which the Nominating and Corporate Governance Committee, in consultation with the Chairman and Chief Executive Officer develop. The set of criteria and principles are submitted to the Board for approval. The criteria and principles used includes, but is not limited to, a candidate’s broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of our stockholders, other time commitments and personal integrity and judgment.

The Board believes given the diverse skills and experience required to grow our company that the input of all members of the Nominating and Corporate Governance Committee is important for considering the qualifications of individuals to serve as directors but does not have a diversity policy. Further, the Nominating and Corporate Governance Committee believes that the minimum qualifications for serving as our director are that a nominee demonstrate, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the Board’s oversight of our business and affairs and have an impeccable record and reputation for honest and ethical conduct in both his or her professional and personal activities. Whenever a new seat or a vacated seat on the Board is being filled, candidates that appear to best fit the needs of the Board and our Company are identified and unless such individuals are well known to the Board, they are interviewed and further evaluated by the Nominating and Corporate Governance Committee. Candidates selected by the Nominating and Corporate Governance Committee are then recommended to the full Board for their nomination to stockholders or election by the Board itself in the case of vacancies being filled. The Nominating and Corporate Governance Committee recommends a slate of directors for election at our annual meeting of stockholders. In accordance with NYSE American rules, the slate of nominees is approved by a majority of the independent directors. in evaluating an incumbent director whose term of office is set to expire, the Nominating and Governance Committee reviews such director’s overall service to the Company during such director’s term, including the number of meetings attended, level of participation, quality of performance, and any transactions with the Company engaged in by such director during his term

In carrying out its responsibilities, our board and the Nominating and Corporate Governance Committee will consider candidates suggested by stockholders. In considering any person recommended by one of our stockholders, the Nominating and Corporate Governance Committee will look for the same qualifications that it looks for in any other person that it is considering for a position on the Board of Directors. If a stockholder wishes to formally place a candidate’s name in nomination, however, he or she must do so in accordance with the provisions of our First Amended and Restated Bylaws. Suggestions for candidates by stockholders to be evaluated by the Nominating and Corporate Governance Committee must be sent to Secretary, iBio, Inc., 8800 HSC Parkway, Bryan, Texas 77807.

Science and Technology Committee

Our newly formed Science and Technology Committee is responsible for periodically reviewing and advising the Board on the Company’s strategic direction and investment in research and development and technology (“R&D”). The Science and Technology Committee will oversee key aspects of our internal and external investments and identifying and discussing significant emerging terns and issues in the science and technology field that is pertinent to us and our business and considering the potential impact of such developments on our Company. While the Board has not yet approved a charter for the Science and Technology Committee, such charter, when approved, will be available on our website at www.ibioinc.com. The Science and Technology Committee is comprised of Drs. Armstrong and Kropotova.

Finance Committee

During the year ended June 30, 2020, the Board of Directors also formed a Finance Committee in order to consider, negotiate and approve various finance transactions. The Finance Committee was comprised of Mr. Isett, Mr. Kay, Mr. Flug and Mr. Chang.

Board Leadership Structure

Our Chief Executive Officer, Mr. Isett, also serves as the Chair of our Board of Directors. Effective October 8, 2020, the Board appointed General Thomas Hill as the Presiding Director of the Board. The Presiding Director is responsible for facilitating communication with the Chair of the Board and management, to organize the activities of the other non-executive directors, to enhance governance processes, and to serve such other duties and responsibilities as the Board may determine and pursuant to the Presiding Director Charter. We believe the combination of Mr. Isett as our Chair of the Board and an independent director as our Presiding Director is an effective structure for our Company. The division of duties and the additional avenues of communication between the Board and our management associated with this structure provide the basis for the proper functioning of our Board and its oversight of management.

Our Chair, when present, presides over all meetings of our Board. We believe this leadership structure is appropriate for our Company at this time because (1) of our size, (2) of the size of our Board, (3) our Chief Executive Officer is responsible for our day-to-day operation and implementing our strategy, and (4) discussion of developments in our business and financial condition and results of operations are important parts of the discussion at meetings of our Board of Directors and it makes sense for our Chief Executive Officer to chair those discussions.

Risk Oversight

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

Stockholder Communications with the Board of Directors

Interested parties may communicate with the Board of Directors or specific members of the Board of Directors, including the independent directors and the members of the Audit Committee or any other committee of the Board, by submitting correspondence addressed to the Board of Directors of iBio, Inc. c/o any specified individual director or directors at 8800 HSC Parkway, Bryan, Texas, 77807. Any such correspondence will be forwarded to the indicated directors. All communications received will be opened by the office of our Secretary and the Corporate Secretary’s office will make sufficient copies of the contents to send to each director who is a member of the group or committee to which the envelope or e-mail is addressed. The Board of Directors has instructed the Corporate Secretary to forward stockholder correspondence only to the intended recipients, and has also instructed the Corporate Secretary to review all stockholder correspondence and, in the Corporate Secretary’s discretion, refrain from forwarding any items deemed to be of a commercial or frivolous nature or otherwise inappropriate for the Board of Directors’ consideration. Any such items may be forwarded elsewhere in Heat for review and possible response.

Code of Ethics

We have adopted a written code of business conduct and ethics within the meaning of Item 406 of SEC Regulation S-K, which applies to all of our employees, including our Chief Executive Officer, a copy of which can be found on our website at www.ibioinc.com. If we make any waivers or substantive amendments to the code of ethics that are applicable to our principal executive officer or our Chief Financial Officer, we will disclose the nature of such waiver or amendment in a Current Report on Form 8-K in a timely manner. No waivers from any provision of our policy have been granted.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of beneficial ownership and reports of changes in beneficial ownership in the Company’s securities. Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, filed electronically with the SEC during the year ended June 30, 2020, the Company believes that all Section 16(a) filings applicable to its directors, officers, and 10% stockholders were filed on a timely basis, except that Thomas Isett filed three late Forms 4 with a total of eight transactions and Robert L. Erwin filed one late Form 4 with three transactions.

Item 11. Executive Compensation and Director Compensation

Summary Compensation Table

The Company is subject to disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended, or the Securities Act. The compensation provided to our named executive officers for the fiscal year ended June 30, 2020 is detailed in the 2020 Summary Compensation Table and accompanying footnotes and narrative that follow. Our named executive officers for the fiscal year ended June 30, 2020 were:

•	Thomas F. Isett, our Chairman and Chief Executive Officer;

•	Robert B. Kay, our former Chief Executive Officer and former Co-Chairman and Interim Secretary and Interim Treasurer;

•	James P. Mullaney, our former Chief Financial Officer; and

•	Robert L. Erwin, our President.

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers for services rendered to us in all capacities during the fiscal year ended June 30, 2020 and June 30, 2019.

Name and Principal Position	Fiscal Year	Salary	Bonus		Option Awards (1)	All Other Compensation		Total
Thomas F. Isett (2)	2020	$151,083	$530,000	(3)	$750,528	$352,411	(2)	$1,784,022
Chairman and Chief Executive Officer

Robert B. Kay (4)	2020	$283,035	-		$583,935	$41,652	(4)	$908,622
Former Chief Executive Officer and Former Co-Chairman, Interim Secretary and Interim Treasurer	2019	$300,000	-		$36,872	$40,217	(4)	$377,089

James P. Mullaney (5)	2020	$275,000	$100,000	(6)	-	$72,374	(5)	$447,374
Former Chief Financial Officer	2019	$269,167	$50,000	(6)	-	$66,256	(5)	$385,423

Robert L. Erwin	2020	$275,000	-		-	$16,751	(7)	$291,751
President	2019	$275,000	-		-	$41,097	(7)	$316,097

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

(2)	Mr. Isett was appointed Chief Executive Officer effective March 10, 2020. All Other Compensation includes $331,613 of fees paid to i.e. Advising, LLC, a consulting firm, for which Mr. Isett is the managing director and sole owner, for consulting services provided to the Company prior to Mr. Isett being appointed Chief Executive Officer, $18,681 for health insurance premiums paid by the Company and $2,117 paid for life and disability insurance. Does not include fees paid to KBI Consulting for business support services provided by Kendra Isett, the wife of Mr. Isett. See “Item 13 – Certain Relationships and Related Transactions, and Director Independence” below for additional information.

(3)	Reflects approved bonus payments payable as follows: (a) signing bonus of $450,000 payable on March 10, 2020, and (b) annual bonus of $80,000 payable on July 1, 2020.

(4)	Mr. Kay resigned as Chief Executive Officer effective March 10, 2020. All Other Compensation for 2020 includes $30,923 for health insurance premiums paid by the Company and $10,729 paid for life and disability insurance. All Other Compensation for 2019 includes $28,615 for health insurance premiums paid by the Company and $11,602 paid for life and disability insurance.

(5)	Mr. Mullaney resigned as Chief Financial Officer effective July 17, 2020. All Other Compensation for 2020 includes $57,138 for health insurance premiums paid by the Company, $3,236 paid for life and disability insurance and $12,000 for Company contributions to a Company sponsored retirement plan. All Other Compensation for 2019 includes $51,132 for health insurance premiums paid by the Company, $3,124 paid for life and disability insurance and $12,000 for Company contributions to a Company sponsored retirement plan.

(6)	Reflects approved bonus payments payable as follows: (a) $50,000 payable promptly after May 30, 2019, (b) $50,000 payable on August 1, 2019, and (c) $50,000 payable on November 1, 2019. To earn and receive a bonus payment, Mr. Mullaney had to remain actively and continuously employed by the Company through the applicable payment date.

(7)	All Other Compensation for 2020 includes $8,025 for health insurance premiums paid by the Company and $8,726 paid for life and disability insurance. All Other Compensation for 2020 includes $31,776 for health insurance premiums paid by the Company and $9,321 paid for life and disability insurance.

Outstanding Equity Awards at Fiscal Year-Ended June 30, 2020

The following table shows information regarding unexercised stock options held by our named executive officers at June 30, 2020.

Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option Exercise Price	Option Expiration Date
Thomas F. Isett	50,000	-	$0.90	4/1/2029
Thomas F. Isett (1)	81,250	893,750	$0.90	4/21/2030
Robert Kay	199,392	-	$0.93	2/20/2024
Robert Kay	108,108	-	$0.93	2/20/2024
Robert Kay	50,000	-	$0.90	4/1/2029
Robert Kay (2)	50,000	350,000	$1.57	6/12/2030
Robert Erwin	108,108	-	$0.93	2/20/2024
James P. Mullaney (3)	—	—	—	—

(1)	The options were granted on April 21, 2020 and vest pro rata on a monthly basis over 36 months commencing on March 10, 2020, the date of the Original Isett Agreement (as defined below).

(2)	The options vest pro rata on a monthly basis over 24 months commencing on June 12, 2020.

(3)	Mr. Mullaney, who resigned as Chief Financial Officer effective July 17, 2020, had no unexercised equity awards at June 30, 2020.

Employment Agreements

Employment Offer Letters, Severance and Change in Control Arrangements in Effect During Fiscal Year 2020

Other than as set forth below, we do not have written employment agreements or offer letters with our named executive officers.

Thomas F. Isett

Effective April 21, 2020, we entered into an Amended and Restated Executive Employment Agreement (the “Amended Isett Employment Agreement”) with Thomas F. Isett, to serve as our Chief Executive Officer and Executive Chairman. The Amended Isett Employment Agreement amends and restates the Executive Employment Agreement, dated March 10, 2020, between the Company and Mr. Isett (the “Original Isett Agreement”).

The Amended Isett Employment Agreement has a three-year initial term commencing on the date of the Original Isett Agreement, to be extended for additional one-year periods, unless either the Company or Mr. Isett provides notice to the other of their intent to terminate the Amended Isett Employment Agreement not later than sixty days prior to the expiration of the initial term or any such one year extension. Mr. Isett is entitled to an annual base salary of $490,000. He received a signing bonus of $450,000 upon execution of the Original Isett Agreement and he will be paid an additional signing bonus in the amount of $250,000 in cash on March 10, 2021, provided he is then employed with the Company and has not given notice of resignation or been provided with written notice of termination for cause by the Company. For the Company’s fiscal year beginning July 1, 2019 and ending June 30, 2020, Mr. Isett was paid a guaranteed bonus in the amount of $80,000. For the fiscal years beginning on July 1, 2020, Mr. Isett is eligible to receive an incentive bonus of up to 60% of his base salary subject to achievement of performance criteria to be mutually agreed between the Board of Directors and Mr. Isett by July 31 of each fiscal year.

In addition, Mr. Isett will be awarded a cash bonus in the amount of 4.5% of the transaction consideration paid in connection with the consummation of a change in the ownership or effective control of the Company or a change in the ownership of a substantial portion of the Company’s assets, within the meaning of Section 409A of the Internal Revenue Code of 1986 (a “Change of Control Transaction”), during the term of the Amended Isett Employment Agreement, provided that the Change of Control Transaction results in the Company’s stockholders receiving (or being entitled to receive, whether upon the consummation of the Change of Control Transaction or at a future date) transaction consideration worth at least 120% of the average closing trading price of the Company’s securities during the 20 trading-day period immediately preceding the consummation of the Change of Control Transaction.

Mr. Isett may participate in benefit plans for which he is eligible as may be established from time to time by the Company for its executive employees, and the Company has agreed to pay the full cost of all medical, vision, and dental benefits provided to Mr. Isett and his family. The Company also has agreed to pay for all continuing education expenses incurred by Mr. Isett up to a maximum of $7,500 per year.

If Mr. Isett’s duties require him to relocate his primary residence to any state in which the Company maintains a physical office location, the Company will reimburse him for all reasonable and documented relocation expenses incurred by him and the members of his immediate household in moving to the new location, including moving expenses, rental payments for temporary living quarters in the area of relocation for a period not to exceed six months, real estate brokerage commissions incurred in connection with the sale of his existing primary residence, and loan financing charges and closing costs incurred in connection with the acquisition and financing of a new residence.

Mr. Isett’s employment is on an “at will” basis and may be terminated at any time by Mr. Isett or the Company. If Mr. Isett’s employment is terminated for “cause,” as defined in the Amended Isett Employment Agreement, he is entitled to receive his base salary and benefits accrued through the termination date. If the Company terminates Mr. Isett’s employment for reasons other than for cause or due to disability, then the Company is required to pay Mr. Isett’s base salary and any accrued annual bonus and benefits for a period equal to the lesser of 24 months after termination or the remaining balance of the term of the Amended Isett Employment Agreement.

If Mr. Isett’s employment is terminated at any time in connection with a Change of Control Transaction, he will be entitled to a lump sum cash payment, within 30 days after termination, equal to 24 months of his then-current base salary, a lump sum cash payment, within 30 days after termination, equal to a pro-rated amount of his target annual bonus for the year immediately preceding the termination, payment of the full amount of all premiums for continued health benefits (including COBRA) under the Company’s health plans for a period of 12 months following the termination, and immediate vesting of 100% of the then-unvested portion of any outstanding equity awards. The Amended Isett Employment Agreement also provides for an option to purchase 975,000 shares of the Company’s common stock (the “Isett Option”) to Mr. Isett pursuant to the Company’s 2018 Plan with an exercise price at the fair market value on the date of grant, as determined by the Company’s Board of Directors. The Isett Option vests ratably over the 36-month period beginning on March 10, 2020, the date of the Original Isett Agreement (1/36th per month), and will be deemed fully-vested upon any transaction or series of related transactions that constitutes a Change of Control Transaction (as defined below).

Robert Kay

On June 12, 2020, we entered into a letter agreement (the “Transition Agreement”) with Robert Kay, the Company’s director, founder and former Chief Executive Officer and former Executive Co-Chairman to provide strategic advice and transition services to Thomas F. Isett, our Chief Executive Officer and Executive Chairman of the Board of Directors. The Transition Agreement provides that Robert Kay will be employed in a transition role, reporting to the Board of Directors from March 11, 2020 until March 10, 2022.

The Transition Agreement provides for the payment to Mr. Kay of an annual base salary of $150,000, accruing from March 11, 2020. In addition, pursuant to the terms of the Transition Agreement we issued Mr. Kay options (‘the “Kay Options”) to purchase 400,000 shares of our common stock.

Mr. Kay’s employment under the Transition Agreement may be terminated by the Company and Mr. Kay with or without cause. In the event that the Company’s terminates Mr. Kay’s employment under the Transition Agreement without Cause (as such term is defined in the Transition Agreement), he will be entitled to continued payment of his base salary and continued vesting of the Kay Options, for a period equal to the lesser of 16 months after termination or until March 10, 2022.

Mr. Kay will continue as a member of the Company’s Board of Directors for the remainder of his current elected term; however, he will not receive any additional compensation for his service as a Board member, unless the Board otherwise determines.

John Delta

On October 1, 2020, Mr. Delta was appointed as our Principal Accounting Officer and on October 13, 2020 he was appointed as our Principal Financial Officer. Since July 2020, Mr. Delta has been providing financial consulting services to the Company under a Consulting and Services Agreement by and between the Company and TechCXO LLC, dated July 8, 2020 (the “Delta Consulting Agreement”). The Company will pay Mr. Delta for his services as the Company’s Principal Accounting Officer at an hourly rate expected to represent approximately $30,000 per month, and to reimburse any reasonable out-of-pocket business expenses incurred by Mr. Delta in performing the services. The Company will also provide Mr. Delta with directors' and officers' liability insurance and indemnification as set forth in an Indemnification Agreement by and between the Company and Mr. Delta.

John P. Mullaney

Pursuant to an offer letter dated December 30, 2016, Mr. Mullaney’s base salary was $200,000 per year, he was entitled to participate in any equity incentive program, at the discretion of the Compensation Committee, and was granted 150,000 options to purchase shares of common stock of the Company, which vested annually over a period of three years. Mr. Mullaney resigned his position as the Company’s Chief Financial Officer effective July 17, 2020.

Equity Incentive Plans

iBio, Inc. 2018 Omnibus Equity Incentive Plan

On November 9, 2018, the Board adopted, subject to stockholder approval, the 2018 Plan, and on December 18, 2018, the Company's stockholders approved the 2018 Plan. The total number of shares of common stock initially reserved under the 2018 Plan was 3.5 million. Stock options granted under the 2018 Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, or restricted stock and determined at the discretion of the Board of Directors. On March 5, 2020, the Company’s stockholders approved an amendment to the 2018 Plan to increase the number of shares of our common stock authorized for issuance thereunder from 3.5 million shares to 6.5 million shares and to incorporate changes to include restricted stock units and performance-based awards as grant types issuable under the 2018 Plan.

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

DIRECTOR COMPENSATION FOR 2020 FISCAL YEAR

Compensation for our non-employee directors had historically consisted of a grant of stock options vesting over a three-year period and additional cash compensation. In the fiscal year ended June 30, 2020, we did not grant any stock options and the sole compensation for non-employee directors was cash compensation. In October 2020, following a review by the independent consultant to the Compensation Committee, we adopted a non-employee director compensation policy described below. Directors who are also our employees receive no additional compensation for their services as directors.

Director Compensation Table

The following table sets forth summary information concerning the total compensation paid to our non-employee directors for services to the Company during the fiscal year ended June 30, 2020:

Director	Fees Earned or Paid in Cash	Option Awards (1)(2)	Total
General James T. Hill	$39,996	—-	$39,996
Glenn Chang	18.750	—-	18,750
John D. McKey	18,750	—-	18,750
Philip K. Russell (3)	18,750	—-	18.750
Seymour Flug	18,750	—-	18.750
Total:	$114,996	—-	$114,996

(1)	No awards were granted during the fiscal year ended June 30, 2020.

(2)	The aggregate number of stock options outstanding for each non-employee director was as follows as of June 30, 2020. Gen. Hill 86,750 (86,750 vested), Mr. Chang 91,250 (91,250 vested), Mr. McKey 94,250 (94,250 vested), Dr. Russell 84,500 (84,500 vested) and Mr. Flug 75,500 (75,500 vested).

(3)	Dr. Russell resigned as a member of the Board of Directors on October 19, 2020.

Subsequent to June 30, 2020, Dr. Armstrong, Dr. Kropotova and Mr. Sender were appointed to the Board of Directors and upon appointment they each were granted nonqualified stock options to purchase 100,000 shares of our common stock, vesting in equal monthly installments over a 36 month period, issued pursuant to the iBio, Inc. 2018 Omnibus Incentive Compensation Plan and each will receive cash fees in accordance with the policy described below.

Non-Employee Director Compensation Policy

In October 2020, we adopted a non-employee director compensation policy which provides for both cash compensation and equity compensation to non-employee directors. Under this policy, we pay each of our non-employee directors a cash retainer for service on the Board of Directors and for service on each committee on which the director is a member. The chair of each committee receives an additional cash retainer for such service. These retainers are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on the Board of Directors.

The cash retainers to be paid to non-employee Directors for service on the Board of Directors and for service on each committee of the Board is as follows:

	Member Annual Service Retainer	Chair Annual Service Retainer
Board	$40,000	$15,000	*
Audit Committee	$7,500	$17,500
Compensation Committee	$5,000	$15,000
Nominating and Corporate Governance Committee	$4,000	$10,000
Science and Technology Committee	$7,500	$17,500

*Represents the fee for the Presiding Director

Upon initial election to the Board, each new non-employee director receives a one- time grant of an option to purchase 100,000 shares of common stock vesting over 36 months. In addition, on the date of each annual meeting of stockholders held after the 2020 Annual Meeting, each non-employee director that continues to serve as a non-employee member on the Board of Directors will receive options to purchase shares of our common stock equal to 0.05% of the common stock outstanding on such date, vesting 1/12th per month with full vesting, if not fully vested at such time, on the date of our next annual meeting of stockholders. Directors have been and will continue to be reimbursed for expenses directly related to their activities as directors, including attendance at Board and committee meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock as of the close of business on October 27, 2020:

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

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares	Percent of Total
Named executive officers and directors:
Linda Armstrong(2)	5,556	*
Glenn Chang(3)	92,465	*
Seymour Flug(4)	75,500	*
General James T. Hill(5)	101,750	*
Thomas F. Isett(6)	593,750	*
Robert B. Kay(7)	610,596	*
Alexandra Kropotova(2)	5,556	*
John McKey, Jr. (8)	142,906	*
Gary Sender(2)	5,556	*

Other Executive Officers
Robert L. Erwin(9)	232,500	*
James Mullaney(10)	11,250	*
All current directors and current executive officers as a group (11 persons)	1,866,135	1%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to shares of our common stock. On October 27, 2020, there were 180,287,751 shares of common stock outstanding. Shares of common stock issuable under stock options that are exercisable within 60 days after October 27, 2020 are deemed outstanding and are included for purposes of computing the number of shares owned and percentage ownership of the person holding the option but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Includes 5,556 shares of common stock underlying options that will vest within 60 days of October 27, 2020. Does not include 94,444 shares of common stock underlying stock options that will vest after December 26, 2020. Each new director was granted options to purchase 100,000 shares of common stock upon appointment to the Board, none of which have vested as of October 27, 2020.

(3)	Includes 91,250 shares of common stock underlying stock options that are fully vested.

(4)	Includes 75,500 shares of common stock underlying stock options that are fully vested.

(5)	Includes 86,750 shares of common stock underlying stock options that are fully vested.

(6)

Includes 293,750 shares of common stock underlying stock options that are fully vested or that will vest within 60 days of October 27, 2020. Does not include 731,250 shares of common stock underlying stock options that will vest after December 26, 2020.

(7)

Includes (i) 21,133 shares of common stock and (ii) 81,963 shares of common stock held by EVJ LLC, of which Mr. Kay is the manager. Also includes 507,500 shares of common stock underlying stock options that are fully vested or that will vest within 60 days of October 27, 2020. Does not include 250,000 shares of common stock underlying stock options held by Mr. Kay that will vest after December 26, 2020.

(8)	Includes 94,250 shares of common stock underlying stock options that are fully vested.

(9)	Includes 108,108 shares of common stock underlying stock options that are fully vested.

(10)	Mr. Mullaney resigned his position as Chief Financial Officer effective July 17, 2020.

Equity Compensation Plans

The following table provides information regarding the status of stock compensation plans at June 30, 2020

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the previous columns)
Equity compensation plan approved by stockholders	3,475,773	$1.18	2,853,477

Equity compensation plans not approved by stockholders	-	-	-

Total	3,475,773	$1.18	2,853,477

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Related-Person Transactions

The following is a summary of transactions since July 1, 2018 and all currently proposed transactions, to which we have been a participant other than compensation arrangements which are described under “Director Compensation” or “Executive Compensation” in which:

•	the amounts exceeded or will exceed $120,000; and

•	any of the directors, executive officers or holders of more than 5% of the respective capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has determined that Messrs. Chang, Flug, McKey and Sender, General Hill, Dr. Linda W. Armstrong and Dr. Alexandra Kropotova are each “independent directors” as such term is defined in Section 803 of the NYSE American Company Guide. For additional information on director independence, see the section of this Annual Report on Form 10-K/A entitled “Item 10. Directors, Executive Officers and Corporate Governance—Information Regarding the Board of Directors and Corporate Governance—Independence of the Board of Directors.”

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

Novici Biotech, LLC

In January 2012, we entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, we and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by us. The accounts payable balance includes amounts due to Novici of approximately $0 and $65,000 at June 30, 2020 and 2019, respectively. Research and development expenses related to Novici were approximately $97,000 and $954,000 in 2020 and 2019, respectively.

Consulting Agreement – i.e. Advising LLC

On April 1, 2019, we appointed Mr. Isett to the Board of Directors and on March 10, 2020, Mr. Isett became our Chief Executive Officer and Executive Co-Chairman and on June 12, 2020 Mr. Isett became our Chairman of the Board.

i.e. Advising LLC (“Advising”) was retained by us as a strategy and management consultant pursuant to a Consulting Agreement, dated as of February 22, 2019 (the “Advising Consulting Agreement”), with services to be provided pursuant to statements of work entered into between Advising and Consultant from time to time. Mr. Isett is the Managing Director and sole owner of Advising. Effective as of May 1, 2019, we entered into a Statement of Work (the “May 2019 SOW”) pursuant to the Advising Consulting Agreement, which provided for an engagement to be conducted on a retainer basis with Mr. Isett, as the primary engagement resource, at a rate of $40,000 per month, and on a time and materials basis for all other engagement resources provided by Advising, billable at the rate of $85 to $450 per hour. We and Advising entered into an additional Statement of Work on December 1, 2019 (the “December 2019 SOW”), which provided that Advising would be entitled to a bonus of 3% to 4.5% of the transaction value if we or any of any assets were sold during the term of the Statement of Work. We and Advising agreed to terminate the Advising Consulting Agreement and both the May 1, 2019 SOW and December 1, 2019 SOW on March 10, 2020, when Mr. Isett became our Chief Executive Officer and Executive Co-Chairman.

Consulting expenses to i.e. Advising LLC totaled approximately $331,613 and $168,000 in 2020 and 2019, respectively. At June 30, 2020 and 2019, the Company owed Advising $0 and $60,000, respectively.

Consulting Agreement—KBI Consulting

On April 1, 2020, we entered into a consulting agreement with KBI Consulting for business support services provided by Mr. Isett's wife, Kendra Isett. Per the consulting agreement the business support services are billed at $5,800 per month. Consulting expenses totaled approximately $17,000 in 2020. At June 30, 2020, we owed KBI Consulting $5,800.

Consulting Agreement – TechCXO LLC

Effective October 1, 2020, Mr. John Delta was appointed as our Principal Accounting Officer and on October 13, 2020 he was appointed as our Principal Financial Officer. Since July 2020, Mr. John Delta has been providing financial consulting services to the Company under a Consulting and Services Agreement by and between us and TechCXO LLC, dated July 8, 2020 (the “Delta Consulting Agreement”). Pursuant to the Delta Consulting Agreement, we will pay Mr. Delta for his services as the Company’s Principal Accounting Officer at an hourly rate expected to represent approximately $30,000 per month, and to reimburse any reasonable out-of-pocket business expenses incurred by Mr. Delta in performing the services.

We will also provide Mr. Delta with directors' and officers' liability insurance and indemnification as set forth in an Indemnification Agreement that we entered into with Mr. Delta.

Transactions with Eastern Capital Limited and its Affiliates

In 2016, we entered into two share purchase agreements (the “Purchase Agreements”) pursuant to which Eastern Capital Limited (“Eastern”) acquired shares of our common stock and a Standstill Agreement with Eastern.

Concurrently with the execution of the Purchase Agreements, we entered into a contract manufacturing joint venture with Bryan Capital Investors LLC, an affiliate of Eastern (the “Eastern Affiliate”), to develop and manufacture plant-made pharmaceuticals through our subsidiary iBio CDMO LLC (“iBio CDMO”). The Eastern Affiliate contributed $15.0 million in cash to iBio CDMO, for a 30% interest in iBio CDMO. The Company retained a 70% equity interest in iBio CDMO. As the majority equity holder, we have the right to appoint a majority of the members of the Board of Managers that manages the iBio CDMO joint venture. Specified material actions by the joint venture require our consent of and the Eastern Affiliate. We contributed to the capital of iBio CDMO a royalty bearing license, which grants iBio CDMO a non-exclusive license to use our proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. We retain all other rights in our intellectual property, including the right for itself to commercialize products based on its proprietary technologies or to grant licenses to others to do so.

On February 23, 2017, we entered into an exchange agreement with the Eastern Affiliate pursuant to which we acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of newly created Preferred Tracking Stock, par value $0.001 per share (the “Tracking Stock”), in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions in the Exchange Agreement, we own 99.99% of iBio CDMO and the Eastern Affiliate owns 0.01% of iBio CDMO.

As part of the transactions between Eastern and us, Eastern entered into a three-year standstill agreement (the “Standstill Agreement”) that restricted additional acquisitions of our common stock by Eastern and its controlled affiliates to limit its beneficial ownership of our outstanding shares of common stock to a maximum of 38% (the “Eastern Beneficial Ownership Limitation”), absent approval by a majority of our Board of Directors. In November 2017, Standstill Agreement was amended to increase the 38% limit to 40% in connection with Eastern’s participation in our public offering in 2017, provided that such purchase did not result in Eastern being the beneficial owner of more than 40% of the aggregate number of shares of the Company’s outstanding common stock rather than the limit of 38% set forth in the Standstill Agreement. On June 26, 2018, in connection with our public offering of securities, we entered into an amendment (the “Amendment”) to one of the Purchase Agreements which increased the Eastern Beneficial Ownership Limitation to 48% and extended the restrictions under the Standstill Agreement until June 26, 2020.

In connection with the joint venture, an affiliate of Eastern (the “Second Eastern Affiliate”), which controls the subject property as sublandlord, granted iBio CDMO the Sublease of a Class A life sciences building in Bryan, Texas, located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Sublandlord granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by a capital lease agreement entitled the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Sublandlord (the “Sublease”). The 34-year term of the Sublease may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the Sublease. Under the Sublease, iBio CDMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index. The base rent under the Sublandlord’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. iBio CDMO is responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease. We incurred rent expense of $150,000 and $129,000 in 2020 and 2019, respectively, related to the increase in the CPI. Accrued expenses at June 30, 2020 and 2019 due the Second Eastern Affiliate amounted to $705,000 and $699,000, respectively. General and administrative expenses related to the Second Eastern Affiliate, including rent related to the increases in CPI, percentage rent discussed above and real estate taxes, were approximately $701,000 and $1,051,000 in 2020 and 2019, respectively. Interest expense related to the Second Eastern Affiliate was approximately $2,466,000 and $1,900,000 in 2020 and 2019, respectively.

Option Tender Offer

On January 22, 2019, we filed with the SEC a Tender Offer Statement on Schedule TO defining the terms and conditions of an option exchange (the “Option Exchange”), whereby we offered eligible employees and non-employee directors (“Eligible Option Holders”) the opportunity to exchange for new options (“Replacement Options”), at a ratio of four-for-three (the “Exchange Ratio”), any options issued by us prior to January 22, 2019 that were outstanding under the BioPharma 2008 Omnibus Equity Incentive Plan (the “2008 Plan”) that had an exercise price greater than the closing price per share of our common stock on the NYSE American on the grant date of the Replacement Options (“Eligible Exchange Options”). On February 20, 2019, we completed the Option Exchange and we granted 874,310 Replacement Options (which included 307,500 and 232,500 Replacement Options granted to each of Robert Kay and Robert Erwin, respectively) in exchange for 1,165,750 options issued under the 2008 Plan (which included 410,000 and 310,000 exchanged by Robert Kay and Robert Erwin, respectively). Each director serving at the time of the Option Exchange that had been issued options prior to January 22, 2019 participated in the Option Exchange.

The Replacement Options: (i) have a per-share exercise price of  $0.93, which was equal to the closing price per share of our common stock on the Replacement Option Grant Date; (ii) have a five-year term beginning on February 20, 2019 and vested on February 20, 2020 (generally, the options that were cancelled in the Option Exchange had been scheduled to vest over four years following the recipient’s employment start date or the date of grant and as of November 19, 2018, approximately 94% of such shares were vested); (iii) all other terms and conditions of the new stock options are generally consistent with the terms and conditions of our then standard time-vesting stock option grants; (iv) are of the same type of options as the surrendered options (Eligible Option Holders holding nonqualified stock options received Replacement Options in the form of nonqualified stock options and Eligible Option Holders holding incentive stock options received Replacement Options in the form of incentive stock options).

Limitation of Liability of Officers and Directors and Indemnification

Our certificate of incorporation, as amended, requires us to indemnify of our officers and directors to the fullest extent permitted by Delaware law, which generally permits indemnification for actions taken by officers or directors as our representatives if the officer or director acted in good faith and in a manner he or she reasonably believed to be in the best interest of the corporation.

As permitted under Delaware law, our By-laws contain a provision indemnifying directors against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by them in connection with an action, suit or proceeding if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of our Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful.

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

Item 14. Principal Accounting Fees and Services

Fees Paid to the Independent Registered Public Accounting Firm

The following table represents aggregate fees billed to us by CohnReznick:

	For the Year Ended June 30,
	2020	2019
Audit Fees	$210,440	$164,000
Audit-related Fees	—	—
Tax Fees	—	—
Other Fees	95,989	6,865
Total Fees	$306,429	$170,865

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits and Index

(1)	Financial Statements. The consolidated financial statements required to be filed in this Annual Report on Form 10-K/A are included in the F pages of the Original Form 10-K.

25

(2)

An exhibit index is incorporated by reference or filed with this Annual Report on Form 10-K/A is provided below. The following Exhibits are filed as part of this Annual Report on Form 10-K/A as required by Regulation S-K. The Exhibits designated by an asterisk (*) are filed herewith and the exhibits designated by a double asterisk (**) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Annual Report on Form 10-K/A.  Certain exhibits have been previously filed with the SEC pursuant to the Securities Exchange Act of 1934 (Commission File Number: 001-35023):

Item 16. Form 10-K Summary

Not Applicable

EXHIBIT INDEX

Exhibit No.	Description

1.1	Equity Distribution Agreement dated June 17, 2020, by and between iBio, Inc. and UBS Securities LLC (Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with by iBio, Inc. with the Securities and Exchange Commission on June 17, 2020)

1.2	Amendment No. 1 to Equity Distribution Agreement, dated July 29, 2020, by and between iBio, Inc. and UBS Securities LLC (Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2020)

1.3	Underwriting Agreement between iBio, Inc. and A.G.P./ Alliance Global Partners (Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 29, 2019 - File No. 001-35023)

3.1	Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 - File No. 001-35023))

3.2	Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2018 - File No. 001-35023)

3.3	Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 8, 2018 - File No. 001-35023)

3.4	First Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2009 - File No. 000-53125)

3.5	Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017 - File No. 001-35023)

3.6	Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 - File No. 001-35023)

3.7	Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 - File No. 001-35023)

3.8	Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 - File No. 001-35023)

4.1	Form of Common Stock Certificate (Incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on July 11, 2008 - Commission File No. 000-53125)

4.2	Registration Rights Agreement, dated July 24, 2017, between the Company and Lincoln Park Capital Fund, LLC (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017 - Commission File No. 001-35023)

4.3	Registration Rights Agreement, dated March 19, 2020, between the Company and Lincoln Park Capital Fund, LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2020 - File No. 001-35023)

4.4	Form of Series A Warrant to Purchase Common Stock (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2019 - Commission File No. 001-35023)

4.5	Form of Amended and Restated Series A Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2020 - File No. 001-35023)

4.5	Form of Series B Warrant to Purchase Common Stock (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2019 - Commission File No. 001-35023)

4.6	Form of Amended and Restated Series B Warrant to Purchase Common Stock (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2020 - File No. 001-35023)

4.7	Form of Promissory Note, by and between certain holders of the Company’s Series A Warrants, in the aggregate principal amount of $3.3 Million (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 21, 2020 – File No. 001-35023)

4.8	Warrant Exchange and Amendment Agreement, by and between iBio, Inc. and certain security holders, dated February 20, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2020 – File No. 001-35023)

4.9	Description of Securities of iBio, Inc. (Incorporated herein by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2020 - File No. 000-35023)

10.1	Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-12G filed with the SEC on June 18, 2008 - Commission File No. 000-53125)

10.2+	Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the SEC on September 30, 2013 - Commission File No. 001-35023).

10.3	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 3,500,000 (pre-split) shares of common stock Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2016 - File No. 000-35023).

10.4	Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 6,500,000 (pre-split) shares of common stock (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 14, 2016 - File No. 000-35023)

10.5	Amendment, dated June 26, 2018, to Share Purchase Agreement, dated January 13, 2016, between iBio, Inc. and Eastern Capital Limited, for the purchase of 6,500,000 (pre-split) shares of common stock (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2018 - File No. 001-35023)

10.6	Amended and Restated Limited Liability Company Operating Agreement of iBio CDMO LLC, dated January 13, 2016, between the Company, Bryan Capital Investors LLC and iBio CDMO LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 22, 2016 - File No. 001-35023)

10.7	License Agreement, dated January 13, 2016, between the Company and iBio CDMO LLC (Incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 22, 2016 - File No. 001-35023)

10.8	Sublease Agreement, dated January 13, 2016, between College Station Investors LLC and iBio CDMO LLC (Incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 22, 2016 - File No. 001-35023)

10.9	Exchange Agreement, dated February 23, 2017, between iBio, Inc. and Bryan Capital Investors LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017 - File No. 001-35023)

10.10	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of iBio CDMO LLC, dated February 23. 2017, (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2017- File No. 001-35023)

10.11**	Offer Letter, dated December 30, 2016, between iBio, Inc. and James P. Mullaney (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2017 (File No. 001-35023)

10.12	Purchase Agreement, dated July 24, 2017, between iBio, Inc. and Lincoln Park Capital Fund, LLC (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2017 - Commission File No. 001-35023)

10.13**	Form of Directors and Officer Indemnification Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2019 (Commission File No. 001-35023)

10.14**	Executive Employment Agreement, dated as of March 10, 2020, between iBio, Inc. and Thomas F. Isett (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2020 (Commission File No. 001-35023)

10.15	Purchase Agreement dated as of March 19, 2020 by and between iBio, Inc and Lincoln Park Capital Fund, LLC (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 20, 2020 (Commission File No. 001-35023)

10.16**	Amended and Restated Executive Employment Agreement, dated as of April 21, 2020, between iBio, Inc. and Thomas F. Isett (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2020 (Commission File No. 001-35023)

10.17	Purchase Agreement, dated as of May 13, 2020, between iBio, Inc. and Lincoln Park Capital Fund, LLC (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2020 – Commission File No. 001-35023)

10.18**	Transition Agreement, dated June 12, 2020, between Robert Kay and iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2020 – File No. 001-35023)

10.19**	2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on August 26, 2019 - File No. 001-35023)

10.20**	Amended and Restated 2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on January 23, 2020 - File No. 001-35023)

10.21**	Transition Agreement, dated June 12, 2020, between Robert Kay and iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 17, 2020 - File No. 001-35023)

10.22**	Form of Stock Option Agreement by and between iBio, Inc. and Robert Kay (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 17, 2020 - File No. 001-35023)

21.1	Subsidiaries of the Registrant (Incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2020 - File No. 000-35023)

23.1	Consent of Independent Registered Public Accounting Firm (Incorporated herein by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2020 - File No. 000-35023)

31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated herein by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2020 - File No. 000-35023)

31.2	Certification of Periodic Report by Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated herein by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2020 - File No. 000-35023)

31.3*	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Periodic Report by Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated herein by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2020 - File No. 000-35023)

32.2	Certification of Periodic Report by Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated herein by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on October 13, 2020 - File No. 000-35023)

32.3*	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.4*	Certification of Periodic Report by Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance (included as Exhibit 101 to the Registrant’s Annual Report on 10-K filed with the SEC on October 13, 2020)

101.SCH	XBRL Taxonomy Extension Schema (included as Exhibit 101 to the Registrant’s Annual Report on 10-K filed with the SEC on October 13, 2020)

101.CAL	XBRL Taxonomy Extension Calculation (included as Exhibit 101 to the Registrant’s Annual Report on 10-K filed with the SEC on October 13, 2020)

101.DEF	XBRL Taxonomy Extension Definition (included as Exhibit 101 to the Registrant’s Annual Report on 10-K filed with the SEC on October 13, 2020)

101.LAB	XBRL Taxonomy Extension Labeled (included as Exhibit 101 to the Registrant’s Annual Report on 10-K filed with the SEC on October 13, 2020)

101.PRE	XBRL Taxonomy Extension Presentation (included as Exhibit 101 to the Registrant’s Annual Report on 10-K filed with the SEC on October 13, 2020)

*	Filed herewith.
**	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.
+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

iBio, Inc.
(Registrant)

Dated: October 27, 2020	/s/ Thomas F. Isett
Thomas F. Isett
Chairman and Chief Executive Officer (Principal Executive Officer)

