Form 10-Q
period 2020-09-30
iBio, Inc.
filed 2020-11-16
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

(979) 446-0027

(Registrant’s telephone number, including area code)

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

Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Accelerated filer ☐
Large accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No   ☒

Shares of Common Stock outstanding as of November 16, 2020:           182,108,086

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	September 30, 2020	June 30, 2020
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$77,543	$55,112
Accounts receivable - trade	300	75
Subscription receivable	-	5,549
Investments in debt securities	6,010	-
Work in process	843	798
Prepaid expenses and other current assets	263	214
Total Current Assets	84,959	61,748

Finance lease right-of-use assets, net of accumulated amortization	27,201	27,616
Fixed assets, net of accumulated depreciation	3,834	3,657
Intangible assets, net of accumulated amortization	1,236	1,144
Security deposit	24	24
Total Assets	$117,254	$94,189

Liabilities and Equity
Current liabilities:
Accounts payable (related parties of $124 and $6 as of September 30, 2020 and June 30, 2020, respectively)	$1,602	$1,759
Accrued expenses (related party of $847 and $705 as of September 30, 2020 and June 30, 2020, respectively)	1,406	1,105
Note payable – PPP Loan – current portion	362	261
Finance lease obligation – current portion	306	301
Contract liabilities	1,370	1,810
Total Current Liabilities	5,046	5,236

Note payable – PPP Loan – net of current portion	238	339
Finance lease obligation – net of current portion	31,928	32,007
Total Liabilities	37,212	37,582

Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Preferred stock – no par value; 1,000,000 shares authorized; iBio CMO Preferred Tracking Stock; 1 share authorized, issued and outstanding as of both September 30, 2020 and June 30, 2020	-	-
Series B Convertible Preferred Stock - $1,000 stated value; 5,785 shares authorized; 0 and 5,785 shares issued and outstanding as of September 30, 2020 and June 30, 2020	-	-
Common stock - $0.001 par value; 275,000,000 shares authorized; 180,317,751 and 140,071,110 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	180	140
Additional paid-in capital	237,867	206,931
Accumulated other comprehensive loss	(40)	(33)
Accumulated deficit	(157,953)	(150,420)
Total iBio, Inc. Stockholders’ Equity	80,054	56,618
Noncontrolling interest	(12)	(11)
Total Equity	80,042	56,607
Total Liabilities and Equity	$117,254	$94,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in Thousands, except per share amounts)

	Three Months Ended
	September 30,
	2020	2019
Revenues	$410	$108

Operating expenses:
Research and development (related party of $0 and $97)	1,762	977
General and administrative (related parties of $393 and $321)	5,572	2,986
Total operating expenses	7,334	3,963

Operating loss	(6,924)	(3,855)

Other income (expense):
Interest expense – related party	(614)	(620)
Interest income	4	4
Royalty income	-	7

Total other income (expense)	(610)	(609)

Consolidated net loss	(7,534)	(4,464)
Net loss attributable to noncontrolling interest	1	1
Net loss attributable to iBio, Inc.	(7,533)	(4,463)
Preferred stock dividends	(66)	(66)
Net loss available to iBio, Inc.	$(7,599)	$(4,529)

Comprehensive loss:
Consolidated net loss	$(7,534)	$(4,464)
Other comprehensive loss – unrealized loss on securities	(7)	-
Other comprehensive loss - foreign currency translation adjustments	-	(1)

Comprehensive loss	$(7,541)	$(4,465)

Loss per common share attributable to iBio, Inc. stockholders – basic and diluted	$(0.05)	$(0.21)

Weighted-average common shares outstanding – basic and diluted	162,442	21,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Deficiency)

Three Months Ended September 30, 2020 and 2019

(Unaudited; In thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2020	6	$-	140,071	$140	$206,931	$(33)	$(150,420)	$(11)	$56,607

Capital raises	-
		-	11,292	11	32,111	-	-	-	32,122
Costs to raise capital	-	-	-	-	(1,525)	-	-	-	(1,525)

Exercise of stock options	-	-	30	-	28	-	-	-	28

Conversion of preferred stock to common stock	(6)	-	28,925	29	(29)	-	-	-	-

Share-based compensation	-	-	-	-	351	-	-	-	351

Unrealized loss on debt securities	-	-	-	-	-	(7)	-	-	(7)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	(7,533)	(1)	(7,534)

Balance as of September 30, 2020	-	$-	180,318	$180	$237,867	$(40)	$(157,953)	$(12)	$80,042

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2019	10	$-	20,152	$20	$108,295	$(31)	$(105,821)	$(6)	$2,457

Conversion of preferred stock to common stock	(4)	-	4,000	4	(4)	-	-	-	-

Share-based compensation	-	-	-	-	68	-	-	-	68

Foreign currency translation adjustment	-	-	-	-	-	(1)	-	-	(1)

Net loss	-	-	-	-	-	-	(4,463)	(1)	(4,464)

Balance as of September 30, 2019	6	$-	24,152	$24	$108,359	$(32)	$(110,284)	$(7)	$(1,940)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; In Thousands)

	Three Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(7,534)	$(4,464)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	351	68
Amortization of intangible assets	72	77
Amortization of finance lease right-of-use assets	415	415
Depreciation of fixed assets	97	66
Changes in operating assets and liabilities:
Accounts receivable - trade	(225)	22
Work in process	(45)	-
		-
Prepaid expenses and other current assets	(51)	107
Accounts payable	(12)	(403)
Accrued expenses	302	210
Contract liabilities	(440)	1,615

Net cash used in operating activities	(7,070)	(2,287)

Cash flows from investing activities:
Purchases of debt securities	(6,017)	-
Additions to intangible assets	(164)	(30)
Purchases of fixed assets	(419)	-

Net cash used in investing activities	(6,600)	(30)

Cash flows from financing activities:
Proceeds from sales of common stock	32,122	-
Proceeds from subscription receivable	5,549	-
Proceeds from exercise of stock option	28	-
Costs to raise capital	(1,525)	-
Payment of finance lease obligation	(73)	-

Net cash provided by financing activities	36,101	-

Effect of exchange rate changes	-	(1)

Net increase (decrease) in cash	22,431	(2,318)
Cash - beginning of period	55,112	4,421
Cash - end of period	$77,543	$2,103

Schedule of non-cash activities:
Unpaid fixed assets included in accounts payable	$123	$67
Fixed assets included in accounts payable in prior period, paid in current period	$268	$-
Conversion of preferred stock into common stock	$29	$4
Increase in ROU assets under ASC 842	$-	$7,489
Unpaid intangible assets included in accounts payable	$-	$4
Intangible assets included in accounts payable in prior period, paid in current period	$-	$8

Supplemental cash flow information:
Cash paid during the period for interest	$614	$525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

iBio, Inc. (“we”, “us”, “our”, “iBio”, “Ibio, Inc” or the “Company”) is a biotechnology company and biologics contract development and manufacturing organization (“CDMO”). We apply our licensed and owned technologies to develop novel products to fight fibrotic diseases, cancers, and infectious diseases. We use our FastPharming® Development and Manufacturing System (the “FastPharming System”) to increase “speed-to-clinic” for new candidates. We are also using the FastPharming System to create proteins and bioinks for research and further manufacturing uses in a variety of research and development (“R&D”) applications, including 3D-bioprinting. In addition, we make the FastPharming System available to clients on a fee-for-service basis for the production of proteins.

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

Our current platforms and programs include: (i) CDMO services using our licensed and owned FastPharming System and GlycaneeringTM Services; (ii) the development of therapeutics, for which we intend to conduct preclinical and clinical trials; (iii) the development of vaccines, for which we intend to conduct preclinical and clinical trials, and (iv) the production of proteins for research and further manufacturing for use in 3D-bioprinting and other applications. We are developing a portfolio of technologies, products, and services driven by the following platforms and programs, which we intend to use individually, and in combination:

☐	CDMO Services

o	Process development and manufacturing of protein products in hydroponically-grown, transiently-transfected plants, (typically Nicotiana benthamiana, a relative of the tobacco plant) using our proprietary expression technologies, GlycaneeringTM Services, and production know-how (the FastPharming System), deployed in our 130,000 square-foot manufacturing facility in Bryan, Texas.

o	“Factory Solutions” for the clients who seek to insource biologics manufacturing using the FastPharming System and instead of outsourcing production to iBio CDMO.

☐	Therapeutics

o	Treatments for fibrotic diseases, including a fusion of the endostatin-derived E4 antifibrotic peptide to the hinge and heavy chain of human IgG1 (“IBIO-100”, formerly described as “CFB-03”) for systemic scleroderma (for which we have received orphan drug designation), idiopathic pulmonary fibrosis, and related conditions.

o	An ACE2-Fc fusion protein as a treatment for COVID-19 and, prospectively, other diseases emanating from the Coronaviridae family, in-licensed from Planet Biotechnology, Inc.

☐	Vaccines

o	A novel virus-like particle antigen being designed for use in a vaccine candidate targeting the SARS-CoV-2 virus (“IBIO-200”).

o	The lichenase (“LicKMTM”)-subunit vaccine for COVID-19 (“IBIO-201”).

o	An E2 antigen, in combination with a selected adjuvant, for vaccination of pigs against classical swine fever (“IBIO-400”).

☐	Research & Bioprocess Products

o	Protein scaffolds for use as bioinks in the development of 3D-bioprinted tissues and organs.

o	Cytokines and growth factors for cell culture applications.

o	Biomaterials for a range of life science research, development, and bioprocessing applications.

F-7

Our Platforms and Programs

CDMO Services

Our contract development and manufacturing services include:

Process Development	Feasibility assessment and development of manufacturing processes using the FastPharming System for optimized gene expression and purification parameters to meet client specifications for their active pharmaceutical ingredients (“APIs”). Product optimization via our GlycaneeringTM Services that may be used to enhance the quality and performance of therapeutic proteins via plant-based glycosylation controls.

Manufacturing	Biologics production using the FastPharming System to deliver custom biologics for clinical trials.

Fill / Finish	Aseptic vial and bottle filling and finishing services with in-line labelling that provides serialization capability for greater quality assurance.

BioAnalytics	Method development and validation with expertise in protein characterization using mass spectrometry.

iBio was established as a public company in August 2008 as the result of a spinoff from Integrated BioPharma, Inc., iBio’s wholly-owned and majority-owned subsidiaries are as  follows:

iBio CDMO – iBio CDMO is a Delaware limited liability company formed on December 16, 2015 as iBio CMO, LLC to develop and manufacture plant-made pharmaceuticals and provide related services to clients. Effective July 1, 2017, iBio CMO changed its name to iBio CDMO. As of December 31, 2015, the Company owned 100% of iBio CDMO. On January 13, 2016, the Company entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CDMO. The Company retained a 70% interest in iBio CDMO and contributed a royalty-bearing license which grants iBio CDMO a non-exclusive license to use the Company’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. The Company retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using the Company’s technologies.

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate, pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate in exchange for one share of the Company’s iBio CMO Preferred Tracking Stock, par value $0.001 per share. After giving effect to the transaction, the Company owns 99.99% of iBio CDMO. See Note 11 - Stockholders' Equity for a further discussion. At any time, at our election or the election of the Eastern Affiliate, the outstanding share of iBio CMO Preferred Tracking Stock may be exchanged for 29,990,000 units of limited liability company interests of iBio CDMO. Following such exchange, we would own a 70% interest in iBio CDMO and the Eastern Affiliate would own a 30% interest.

iBio CDMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a 130,000-square foot Class A life sciences building located on land owned by the Texas Agricultural and Mechanical College of Texas (“Texas A&M”)  system, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CDMO a 34-year lease (the “Sublease”) for the facility as well as certain equipment (see Note 10 – Finance Lease Obligations). iBio CDMO commenced commercial operations in January 2016. iBio CDMO expects to operate on the basis of three parallel lines of business: (1) development and manufacturing of third-party products; (2) development and production of iBio’s proprietary products; and (3) commercial technology transfer services including facility design, as needed.

iBIO DO BRASIL BIOFARMACÊUTICA LTDA (“iBio Brazil”) – iBio Brazil is a subsidiary organized in Brazil in which the Company has a 99% interest. iBio Brazil was formed to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with Fundacao Oswaldo Cruz/Fiocruz (“Fiocruz”), with whom we have previously partnered with on a Yellow Fever Vaccine program and development of additional products with private sector participants for the Brazilian market. iBio Brazil commenced operations during the first quarter of the fiscal year ended June 30, 2015.

iBio Manufacturing LLC (“iBio Manufacturing”) – iBio Manufacturing, a wholly-owned subsidiary, is a Delaware limited liability company formed in November 2015. iBio Manufacturing has not commenced any activities to date.

2.	Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 filed with the SEC on October 13, 2020, as amended by a Form 10-K/A filed with the SEC on October 27, 2020 (the “Annual Report”), from which the accompanying condensed consolidated balance sheet dated June 30, 2020 was derived.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Liquidity

The following equity transactions occurred during the year ended June 30, 2020 and subsequent thereto :

1.	On October 29, 2019, the Company closed on an underwritten public offering with total net proceeds of $4.5 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company.

2.	On March 19, 2020, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park agreed to purchase from the Company up to an aggregate of $50,000,000 of the Company’s common stock, par value $0.001 per share (the “common stock”) (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park March 2020 Purchase Agreement”). We terminated the Lincoln Park March 2020 Purchase Agreement effective July 27, 2020. For the period from March 19, 2020 through July 27, 2020, Lincoln Park acquired 19.47 million shares of the Company’s common stock for gross proceeds of approximately $25.23 million.

3.	In Fiscal 2020, the Company received proceeds of $6.3 million from the exercise of various warrants.

4.	On May 13, 2020, the Company entered into a purchase agreement (the “Lincoln Park May 2020 Purchase Agreement”), pursuant to which the Company agreed to sell to Lincoln Park and Lincoln Park agreed to purchase 1,000,000 shares of the Company’s common stock at a price of $1.09 per share for an aggregate purchase price of $1.1 million.

5.

On June 17, 2020 as amended on July 29, 2020, the Company entered into an equity distribution agreement with UBS Securities, LLC (“UBS”) as sales agent pursuant to which the Company may sell from time to time shares of its common stock through UBS, for the sale of up to $72,000,000 of shares of the Company's common stock. This “At-The-Market” facility included the remaining portion of the Lincoln Park facility. As of the date of the filing of this Quarterly Report on Form 10-Q (this “Report”), the Company has issued 30.2 million shares of the Company’s common stock for net proceeds of approximately  $68.97 million.

See Note 11 – Stockholders’ Equity for additional information.

In the past, the history of significant losses, the negative cash flow from operations, the limited cash resources and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raised substantial doubt about the Company's ability to continue as a going concern. Based on the total cash and cash equivalents plus debt securities of approximately $83.6 million as of September 30, 2020, combined with subsequent sales of the Company’s common stock through the date of the filing of this report totaling approximately $3.0 million, management believes the Company has adequate cash to support the Company’s activities through fiscal year 2022.

3.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of the Notes to Financial Statements in the Annual Report.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include liquidity assertions, the valuation of debt securities and intellectual property, legal and contractual contingencies and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management's estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company’s policy is to write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At September 30, 2020 and June 30, 2020, the Company determined that an allowance for doubtful accounts was not needed.

Revenue Recognition

The Company accounts for its revenue recognition under Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) and other associated standards. Under this standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.

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

Recognition of revenue is driven by satisfaction of the performance obligations using one of two methods: revenue is either recognized over time or at a point in time. Contracts containing multiple performance obligations classify those performance obligations into separate units of accounting either as standalone or combined units of accounting. For those performance obligations treated as a standalone unit of accounting, revenue is generally recognized based on the method appropriate for each standalone unit. For those performance obligations treated as a combined unit of accounting, revenue is generally recognized as the performance obligations are satisfied, which generally occurs when control of the goods or services have been transferred to the customer or client or once the client or customer is able to direct the use of those goods and/or services as well as obtaining substantially all of its benefits. As such, revenue for a combined unit of accounting is generally recognized based on the method appropriate for the last delivered item but due to the specific nature of certain project and contract items, management may determine an alternative revenue recognition method as appropriate, such as a contract whereby one deliverable in the arrangement clearly comprises the overwhelming majority of the value of the overall combined unit of accounting. Under this circumstance, management may determine revenue recognition for the combined unit of accounting based on the revenue recognition guidance otherwise applicable to the predominant deliverable.

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

Revenue can be recognized either 1) over time or 2) at a point in time. For the three months ended September 30, 2020, $0 was recognized over time and $410,000 was recognized at a point in time. The comparative amounts for the three months ended September 30, 2019 were $47,000 recognized over time and $61,000 recognized at a point in time.

Time and Materials

Under a time and materials contract, the Company charges customers an hourly rate plus reimbursement for other project specific costs. The Company recognizes revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer’s billing rate plus other project specific costs incurred.

Grant Income

Grants are recognized as income when all conditions of such grants are fulfilled or there is a reasonable assurance that they will be fulfilled. Grant income is classified as a reduction of research and development expenses. There was no grant income for each of the three months ended September 30, 2020 and 2019.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties for which the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both September 30, 2020 and June 30, 2020, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At September 30, 2020 and June 30, 2020, contract liabilities were $1,370,000 and $1,810,000, respectively. The Company recognized revenue of $311,800 during the three months ended September 30, 2020 that was included in the contract liabilities balance as of June 30, 2020. The Company recognized revenue of $93,000 during the three months ended September 30, 2019 that was included in the contract liabilities balance as of June 30, 2019.

Leases

Effective July 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” (“ASC 842”) and other associated standards using the modified retrospective approach for all leases entered into before the effective date. The new standard establishes a right-of-use (“ROU”) model requiring a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classified as either an operating or finance lease. The adoption of ASC 842 had a significant effect on the Company’s balance sheet, resulting in an increase in non-current assets and both current and non-current liabilities. The adoption of ASC 842 had no impact on retained earnings as the assets recognized under the Sublease and the associated lease obligation were accounted for as a capital lease under Leases (Topic 840) (“Topic 840”). The Company did not have any operating leases, therefore there was no change in accounting treatment required.  For comparability purposes, the Company will continue to comply with prior disclosure requirements in accordance with the then existing lease guidance under Topic 840 as prior periods have not been restated.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 2020 consisted of money fund accounts. The Company did not have any cash equivalents at June 30, 2020.

Investments in Debt Securities

Debt investments are classified as available-for-sale. Changes in fair value are recorded in other comprehensive income (loss). Fair value is calculated based on publicly available market information.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. Work in process amounted to $843,000 and $798,000 as of September 30, 2020 and June 30, 2020, respectively.

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

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the three months ended September 30, 2020 and 2019.

Foreign Currency

The Company accounts for foreign currency translation pursuant to FASB ASC 830, "Foreign Currency Matters." The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three months ended September 30, 2020 and 2019, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

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

Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. In addition, the Company estimates forfeitures at each reporting period, rather than electing to record the impact of such forfeitures as they occur. See Note 13 - Share-Based Compensation for additional information.

Down Round Features

The Company accounts for certain equity-linked financial instruments in accordance with ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815)" (“ASU 2017-11”). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in ASC 470-20, “Debt—Debt with Conversion and Other Options”), including related EPS guidance (in ASC 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of ASC 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect.

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in one financial institution which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At September 30, 2020 and June 30, 2020, amounts in excess of insured limits were approximately $57,162,000 and $54,680,000, respectively.

Revenue

During the three months ended September 30, 2020, the Company generated 100% of its revenue from two customers, Corteva Agriscience accounted for 50.5% of revenue and AzarGen Biotechnologies accounted for 49.5% of revenue. During the three months ended September 30, 2019, the Company generated 100% of its revenue from three customers, CC-Pharming accounted for 43.7% of revenue, Lung Biotechnology accounted for 42.2% of revenue and Corteva Agriscience accounted for 14.1% of revenue.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”, which amended the effective date of the various topics. As the Company is a smaller reporting company, the provisions of ASU 2016-13 and the related amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (quarter ending September 30, 2023 for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company will evaluate the impact of ASU 2016-13 on the Company’s consolidated financial statements in a future period closer to the date of adoption.

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

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash, accounts receivable and accounts payable in the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2020 and June 30, 2020 due to their short-term nature. The carrying value of the finance (capital) lease obligation approximated its fair value as of September 30, 2020 and June 30, 2020 as the interest rate used to discount the lease payments approximated market.

The Company accounts for its investments in debt securities at fair value. The following provides a description of the three levels of inputs that may be used to measure fair value under the standard, the types of plan investments that fall under each category, and the valuation methodologies used to measure these investments at fair value.

• Level 1 – Inputs are based upon unadjusted quoted prices for identical instruments in active markets.

• Level 2 – Inputs to the valuation include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability. All debt securities were valued using level 2 inputs.

• Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

5.	Investments in Debt Securities

Investments in debt securities consist of AA and A rated corporate bonds bearing interest at rates from 0.45% to 3.4% with maturities from April 2021 to August 2022. The components of investments in debt securities are as follows (in thousands):

September 30, 2020
Adjusted cost	$6,017
Gross unrealized losses	(7)
Fair value	$6,010

The fair value of available-for-sale debt securities, by contractual maturity, as of September 30, 2020, was as follows (in thousands):

Fiscal period ending on September 30:	Fair Value
2021	$2,544
2022	3,466
$6,010

6.	Finance Lease ROU's

As discussed above, the Company adopted ASC 842 effective July 1, 2019 using the modified retrospective approach for all leases entered into before the effective date.

iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the Sublease. See Note 10 – Finance Lease Obligation for more details of the terms of the Sublease.

The economic substance of the Sublease is that the Company is financing the acquisition of the facility and equipment. As the Sublease involves real estate and equipment, the Company separated the equipment component and accounted for the facility and equipment as if each were leased separately.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	September 30, 2020	June 30, 2020
ROU - Facility	$25,761	$25,761
ROU - Equipment	7,728	7,728
	33,489	33,489
Accumulated amortization	(6,288)	(5,873)
Net finance lease ROU	$27,201	$27,616

Amortization expense was approximately $415,000 for both of the three months ended September 30, 2020 and 2019.

7.	Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	September 30, 2020	June 30, 2020
Facility improvements	$1,496	$1,465
Medical equipment	2,589	1,760
Office equipment and software	453	398
Construction in progress	146	787
	4,684	4,410
Accumulated depreciation	(850)	(753)
Net fixed assets	$3,834	$3,657

Depreciation expense was approximately $97,000 and $66,000 for the three months ended September 30, 2020 and 2019, respectively.

8.	Intangible Assets

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the three months ended September 30, 2020 and 2019.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	September 30, 2020	June 30, 2020
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,792	2,628
	5,892	5,728
Intellectual property – accumulated amortization	(2,594)	(2,555)
Patents – accumulated amortization	(2,062)	(2,029)
	(4,656)	(4,584)
Net intangible assets	$1,236	$1,144

Amortization expense was approximately $72,000 and $77,000 for the three months ended September 30, 2020 and 2019, respectively.

9.	Notes Payable – PPP Loan

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

The Lender is participating in the Paycheck Protection Program to help businesses impacted by the economic impact from COVID-19. Forgiveness of this loan is only available for principal that is used for the limited purposes that qualify for forgiveness under the Small Business Administration’s (the “SBA”) requirements, and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with Small Business Administration requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. Forgiveness of the loan is dependent upon approval of the SBA and while the Company expects forgiveness of this loan under the current terms of requirement by the SBA, there can be no assurance or certainty that forgiveness will in fact occur.

At both September 30, 2020 and June 30, 2020, the Company owes the Lender $600,000. $362,000 is payable for the 12 months ending September 30, 2021 and $238,000 is payable for the 12 months ending September 30, 2022.

10.	Finance Lease Obligation

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the 34-year Sublease. iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Second Eastern Affiliate granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Second Eastern Affiliate. The 34-year term of the Sublease expires in 2050 but may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the Sublease. Under the Sublease, iBio CDMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The base rent under the Second Eastern Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CDMO is also responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease. The Company incurred rent expense of $42,000 and $32,000 for the three months ended September 30, 2020 and 2019, respectively, related to the increases in the CPI.

In addition to the base rent, iBio CDMO is required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales are less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales are less than $10,000,000, then iBio CDMO is required to pay the amount that would have been payable if it had achieved such minimum gross sales and shall pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. As the Company accounts for leases under ASC 842, the minimum percentage rent is included in the finance lease obligation.

Accrued expenses at September 30, 2020 and June 30, 2020 due to the Second Eastern Affiliate amounted to $847,000 and $705,000, respectively. General and administrative expenses related to Second Eastern Affiliate, including rent related to the increases in CPI and real estate taxes, were approximately $185,000 and $171,000 for the three months ended September 30, 2020 and 2019, respectively. Interest expense related to the Second Eastern Affiliate was approximately $614,000 and $620,000 for the three months ended September 30, 2020 and 2019, respectively.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands).

Three Months Ended
September 30, 2020
Finance Lease Cost:
Amortization of right-of-use assets	$415
Interest on lease liabilities	614
Operating Lease Cost	42
Total Lease Cost	$1,071

Other Information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating lease	$42
Financing cash flows from finance lease obligation	$73

September 30, 2020
Finance lease right-of-use assets	$27,201
Finance lease obligation – current portion	$306
Finance lease obligation - non-current portion	$31,928
Weighted average remaining lease term - finance lease	29.43 years
Weighted average discount rate - Finance lease obligation	7.608%

Future minimum payments under the finance lease obligation are due as follows:

Fiscal period ending on September 30:	Principal	Interest	Total
2021	$306,334	$2,443,666	$2,750,000
2022	330,312	2,419,688	2,750,000
2023	356,167	2,393,833	2,750,000
2024	384,046	2,365,954	2,750,000
2025	414,106	2,335,894	2,750,000
Thereafter	30,443,565	36,931,435	67,375,000

Total minimum lease payments	32,234,530	$48,890,470	$81,125,000
Less: current portion	(306,334)
Long-term portion of minimum lease obligations	$31,928,196

11.	Stockholders’ Equity

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

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of September 30, 2020, no dividends have been declared. Accrued dividends total approximately $937,000 and $871,000 at September 30, 2020 and June 30, 2020, respectively.

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

Series A Convertible Preferred Stock ("Series A Preferred")

On June 20, 2018, the Board of Directors of the Company created the Series A Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock.

On June 26, 2018, the Company issued 6,300 shares of Series A Preferred as part of a public offering. In Fiscal 2019, 2,223 shares of Series A Preferred were converted into 2,470,000 shares of common stock. In Fiscal 2020, the remaining 3,987 shares of Series A Preferred were converted into 5,887,997 shares of common stock. At both September 30, 2020 and June 30, 2020, there were no shares of Series A Preferred outstanding.

Terms of the Series A Preferred included the following:

1.	Each share of Series A Preferred was convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price in effect at such time. The original conversion price of $0.90 was adjusted to $0.20 upon the closing of the Company’s public offering on October 29, 2019. See the section below entitled “Public Offering – October 29, 2019” for further information.

2.	Holders were entitled to dividends on shares of Series A Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends were paid on shares of common stock. No other dividends were declared for Series A Preferred.

3.	If at any time the Company granted, issued or sold any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series A Preferred would be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series A Preferred (as defined).

Series B Convertible Preferred Stock ("Series B Preferred")

On June 20, 2018, the Board of Directors of the Company created the Series B Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock.

On June 26, 2018, the Company issued 5,785 shares of Series B Preferred as part of a public offering. At June 30, 2020, there were 5,785 shares of Series B Preferred outstanding. In August 2020, all of the shares of Series B Preferred were converted into 28,925,000 shares of common stock.

Terms of the Series B Preferred included the following:

1.	Each share of Series B Preferred was convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price in effect at such time. The original conversion price of $0.90 was adjusted to $0.20 upon the closing of the Company’s public offering on October 29, 2019. See the section below entitled “Public Offering – October 29, 2019” for further information. The number of shares of common stock to be received was limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series B Preferred would not have the right to exercise any portion of its Series B Preferred if such holder, together with its affiliates, would beneficially own over 48% of the number of shares of common stock outstanding immediately after giving effect to such exercise.

2.	Holders were entitled to dividends on shares of Series B Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends were paid on shares of common stock. No other dividends were paid or accrued on the shares of Series B Preferred.

3.	If at any time the Company granted, issued or sold any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series B Preferred would be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series B Preferred (as defined).

Series C Convertible Preferred Stock (“Series C Preferred”)

On October 28, 2019, the Board of Directors of the Company created the Series C Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock.

On October 29, 2019, the Company issued 4,510 shares of Series C Preferred as part of a public offering. See the section below entitled “Public Offering – October 29, 2019” for further information. From October 29, 2019 through June 30, 2020, all of the shares of Series C Preferred were converted into 22,550,000 shares of the Company’s common stock. At both September 30, 2020 and June 30, 2020, there were no shares of Series C Preferred outstanding.

Terms of the Series C Preferred included the following:

1.	Each share of Series C Preferred was convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price of $0.20, subject to adjustment. The number of shares of common stock to be received was limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series C Preferred would not have the right to exercise any portion of its Series C Preferred if such holder, together with its affiliates, would beneficially own over 4.99% (or, upon election by a holder prior to the issuance of any Series C Preferred Shares, 9.99%) of the number of shares of our common stock outstanding immediately after giving effect to such exercise; provided, however, that upon prior notice to us, such holder may increase such limitation, provided that in no event will the limitation exceed 9.99% and any such increase would not be effective until the 61st day after such notice was delivered to the Company.

2.	Holders were entitled to dividends on shares of Series C Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of common stock. No other dividends were paid or accrued on the shares of Series C Preferred.

Common Stock

The number of authorized shares of the Company’s common stock is 275 million. In addition, as of the filing date of this Report , the Company had reserved shares of common stock for up to 6.5 million shares of common stock for incentive compensation (stock options and restricted stock units).

Recent issuances of common stock include the following:

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

Each share of common stock was sold together with two warrants, one Series A Warrant with an expiry date on the second anniversary of the original issuance date to purchase one share of common stock and one Series B Warrant with an expiry date on the seventh anniversary of the original issuance date, to purchase one share of common stock. In addition, each Series C Preferred Share was sold together with Series A Warrants to purchase one share of common stock for each share of common stock issuable upon conversion of the Series C Preferred Share and Series B Warrants to purchase one share of common stock for each share of common stock issuable upon conversion of the Series C Preferred Share. Each share of common stock and accompanying Warrants was sold at a combined public offering price of $0.20 and each Series C Preferred Share and accompanying Warrants was sold at a combined public offering price of $1,000.

The Shares, Series C Preferred Shares and Warrants were issued pursuant to an underwriting agreement, dated October 25, 2019. The net proceeds to the Company from the sale of the Shares, Series C Preferred Shares, and Warrants was approximately $4.52 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Due to the terms of the June 26, 2018 underwritten public offering, any remaining outstanding Series A Preferred and Series B Preferred were amended to convert at the same rate of the Series C Preferred ($0.20 per share). As a result of the reduction of the conversion rates of Series A Preferred and Series B Preferred, the Company recognized deemed dividends totaling $21,560,000 in the second quarter of Fiscal 2020.

Lincoln Park March 2020 Purchase Agreement

On March 19, 2020, the Company entered into the Lincoln Park March 2020 Purchase Agreement with Lincoln Park pursuant to which the Company had the right to sell to Lincoln Park up to an aggregate of $50,000,000 of shares of the Company’s common stock over the 36-month term of the Lincoln Park March 2020 Purchase Agreement, subject to certain limitations and conditions set forth in the Lincoln Park March 2020 Purchase Agreement.

Concurrently with the execution of the Lincoln Park March 2020 Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park pursuant to which the Company agreed, among other things, to file a prospectus supplement pursuant to Rule 424(b) to register for sale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock that may be issued and sold to Lincoln Park from time to time under the Lincoln Park March 2020 Purchase Agreement. The offer and sale of shares of common stock under the Lincoln Park March 2020 Purchase Agreement was made under the Company’s previously filed and currently effective Registration Statement on Form S-3 which was declared effective on March 19, 2020. The prospectus supplement was filed on March 20, 2020.

The Lincoln Park March 2020 Purchase Agreement provides that, from time to time on any trading day the Company selects, the Company has the right, in its sole discretion, subject to the conditions and limitations in the Lincoln Park March 2020 Purchase Agreement, to direct Lincoln Park to purchase up to 1,000,000 shares of common stock (each such purchase, a “Regular Purchase”) over the 36-month term of the Purchase Agreement. The purchase price of shares of common stock pursuant to the Lincoln Park March 2020 Purchase Agreement was based on the prevailing market price at the time of sale as set forth in the Lincoln Park March 2020 Purchase Agreement. There were no trading volume requirements or restrictions under the Lincoln Park March 2020 Purchase Agreement. Lincoln Park’s obligation under each Regular Purchase shall not exceed $5,000,000. There was no upper limit on the price per share that Lincoln Park must pay for common stock under the Lincoln Park March 2020 Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the Company’s closing price is less than the floor price of $0.20, which shall be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction and, effective upon the consummation of any such reorganization, recapitalization, non-cash dividend, stock split or other similar transaction, the Floor Price shall mean the lower of (i) the adjusted price and (ii) $0.20.

Both the amount and frequency of the Regular Purchases could be increased upon the mutual agreement of the Company and Lincoln Park. The Company would control the timing and amount of any sales of shares of common stock to Lincoln Park.

The Company could, in its sole discretion, direct Lincoln Park to purchase additional amounts as accelerated purchases or additional accelerated purchases if on the date of a Regular Purchase the closing sale price of the common stock was not below the Floor Price as set forth in the Lincoln Park March 2020 Purchase Agreement. The Company and Lincoln Park could mutually agree to increase the amount of common stock sold to Lincoln Park on any accelerated purchase date or additional accelerated purchase date.

There were no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Lincoln Park March 2020 Purchase Agreement or Registration Rights Agreement other than a prohibition on entering into any “Variable Rate Transaction,” as defined in the Lincoln Park March 2020 Purchase Agreement.

Under applicable rules of the NYSE American, in no event could the Company issue or sell to Lincoln Park under the Lincoln Park March 2020 Purchase Agreement more than 19.99% (the “Exchange Cap”) of the shares of common stock outstanding immediately prior to the execution of the Lincoln Park March 2020 Purchase Agreement, (i) unless stockholder approval was obtained to issue more than the Exchange Cap or (ii) except to the extent the issuances and sales of common stock pursuant to the Lincoln Park March 2020 Purchase Agreement were deemed to be at a price equal to or in excess of the greater of book or market value of the common stock as calculated in accordance with the applicable rules of the NYSE American.

The Lincoln Park March 2020 Purchase Agreement prohibited the Company from directing Lincoln Park to purchase any shares of common stock if those shares, when aggregated with all other shares of common stock then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park and its affiliates having beneficial ownership, at any single point in time, of more than 9.99% of the then total outstanding shares of the common stock, as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 13d-3 thereunder.

Pursuant to the terms of the Lincoln Park March 2020 Purchase Agreement, the offering of common stock pursuant to the Lincoln Park March 2020 Purchase Agreement would terminate on the date that all shares offered by the Lincoln Park March 2020 Purchase Agreement have been sold or, if earlier, the expiration or termination of the Lincoln Park 2020 Purchase Agreement.

The net proceeds under the Lincoln Park March 2020 Purchase Agreement to the Company was dependent on the frequency and prices at which we sell shares of common stock to Lincoln Park. Actual sales of shares of common stock to Lincoln Park under the Lincoln Park March 2020 Purchase Agreement and the amount of such net proceeds will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the common stock and determinations by the Company as to other available and appropriate sources of funding for the Company. The Company intended to use the net proceeds of sales under the Lincoln Park March 2020 Purchase Agreement for working capital and general corporate purposes. As consideration for Lincoln Park’s commitments under the Lincoln Park March 2020 Purchase Agreement, we issued to Lincoln Park 815,827 shares of common stock.

From March 19, 2020 to June 30, 2020, Lincoln Park was issued 16,800,000 shares of common stock for proceeds totaling approximately $18.44 million. For the period from July 1, 2020 to July 27, 2020, Lincoln Park was issued 2.673 million shares of common stock for proceeds totaling $6.79 million. The Company terminated the Lincoln Park March 2020 Purchase Agreement on July 24, 2020, without fee, penalty or cost effective July 27, 2020.

Lincoln Park May 2020 Purchase Agreement

On May 13, 2020, the Company entered into the Lincoln Park May 2020 Purchase Agreement, pursuant to which the Company agreed to sell to Lincoln Park and Lincoln Park agreed to purchase 1,000,000 shares of the Company’s common stock at a price of $1.09 per share for an aggregate purchase price of $1,090,000, pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-236735), filed with the ("SEC") in accordance with the provisions of the Securities Act, and declared effective on March 19, 2020 (the “S-3 Registration Statement”), and the prospectus supplement thereto dated May 14, 2020.

 Equity Distribution Agreement

On June 17, 2020, as amended on July 29, 2020, the Company entered into an equity distribution agreement (the “UBS Agreement”) with UBS as sales agent pursuant to which the Company may sell from time to time shares of its common stock through UBS, for the sale of up to $72,000,000 of shares of the Company's common stock. Sales of shares of common stock made pursuant to the agreement will be made pursuant to the S-3 Registration Statement and the prospectus supplements thereto dated May 14, 2020 and July 29, 2020.

Sales of the shares were and will be made by means of ordinary brokers’ transactions at prevailing market prices at the time of sale, or as otherwise agreed with UBS. UBS will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose).

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

From June 17, 2020 to June 30, 2020, approximately 17.42 million shares of common stock were issued for gross proceeds totaling approximately $37.84 million. The Company incurred costs of approximately $1.27 million. In addition, the Company sold 2.36 million shares of common stock for net proceeds of approximately $5.55 million at the end of June 2020. The settlement dates of these sales were on July 1, 2020 and July 2, 2020. As such, the Company recorded a subscription receivable for such amount. The proceeds from the subscription receivable were collected on July 1, 2020 and July 2, 2020. For the period from July 1, 2020 to the date of the filing of this Report, approximately 10.41 million shares of common stock were issued for net proceeds totaling approximately $26.85 million.

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

On June 26, 2018, in connection with the public offering with A.G.P./Alliance Global Partners (“Alliance”), the Company entered into an amendment (the “Amendment”) to the share purchase agreement for 650,000 shares, dated January 13, 2016 (the “Purchase Agreement”), with Eastern. Pursuant to the Purchase Agreement, Eastern was subject to the Standstill Agreement (amended to 40%) and the Eastern Beneficial Ownership Limitation therein. The Amendment increased the Eastern Beneficial Ownership Limitation to 48% and extended the restrictions under the Standstill Agreement until June 26, 2020. In accordance with the terms of the Standstill Agreement, as amended, the Company’s Board of Directors duly authorized the Company’s Chief Executive Officer to offer Eastern to purchase shares in the public offering with Alliance, provided that, when taken together with all other equity securities of the Company beneficially owned by Eastern and its controlled affiliates following consummation of the public offering with Alliance, Eastern and its controlled affiliates would not beneficially own more than 48% of the aggregate number of shares of common stock outstanding as of the closing of the public offering with Alliance, including all shares of common stock issuable upon conversion of all outstanding shares of Series A Preferred and Series B Preferred, and provided, further, that Eastern agreed to extend the standstill restrictions for two (2) additional years beginning with the date of Eastern’s or its controlled affiliate’s purchase of securities in the public offering with Alliance. The restrictions under the Standstill Agreement were not extended beyond June 26, 2020.

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate (the “Eastern Exchange Agreement”) pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of a newly created iBio CMO Preferred Tracking Stock, in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions contemplated in the Eastern Exchange Agreement, the Company owns 99.99% of iBio CDMO and the Eastern Affiliate owns 0.01% of iBio CDMO. At any time, at the Company’s election or the election of the Eastern Affiliate, the outstanding share of iBio CMO Preferred Tracking Stock may be exchanged for 29,990,000 units of limited liability company interests of iBio CDMO. Following such exchange, the Company would own a 70% interest in iBio CDMO and the Eastern Affiliate would own a 30% interest.

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

On February 20, 2020, the Company entered into a warrant amendment and exchange agreement (the “Warrant Exchange Agreement”) with certain holders (the “Warrant Holders”) of the Company’s Series A Warrants (the “Original Series A Warrants”) and Series B Warrants (the “Original Series B Warrants”).

Pursuant to the Warrant Exchange Agreement, the Warrant Holders agreed to exchange their Series A Warrants and Series B Warrants for (i) an aggregate of 14,999,998 shares of newly-issued common stock and (ii) promissory notes in the aggregate principal amount of $3,300,000. The Warrant Holders further agreed to amendments to the remaining, unexchanged Series A Warrants and Series B Warrants as described below (as amended, the “New Series A Warrants” and “New Series B Warrants,” respectively, and collectively, the “New Warrants” and together with the Original Series A Warrants and Original Series B Warrants, the “Warrants”). Following the Warrant Exchange Agreement, there were New Warrants to purchase an aggregate of 9,595,002 shares of common stock.

Based on the terms of the Exchange Agreement, the Company recognized deemed dividends on common stock totaling $6,600,000 in the third quarter of Fiscal 2020.

From the date of the October 29, 2019 public offering through June 30, 2020, the Company issued 29.1 million shares of common stock for the exercise of various Warrants and received proceeds of $6.4 million. In addition, the Company issued 5.9 million shares of common stock for the cashless exercise of Warrants in which the “assumed proceeds” totaling $1.3 million were used to reduce the Company’s balances owed for the notes described above. Costs related to the exchange under the Warrant Exchange agreement totaled approximately $313,000 and were offset against additional paid-in capital.

As of both September 30, 2020 and June 30, 2020, there were no Warrants outstanding.

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

	Three Months ended September 30,
	2020	2019
Basic and diluted numerator:

Net loss attributable to iBio, Inc. stockholders	$(7,533)	$(4,463)
Preferred stock dividends	(66)	(66)
Net loss available to iBio, Inc. stockholders	$(7,599)	$(4,529)

Basic and diluted denominator:

Weighted-average common shares outstanding	162,442	21,923

Per share amount	$(0.05)	$(0.21)

In Fiscal 2021 and Fiscal 2020, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of September 30, 2020 and 2019, shares issuable which could potentially dilute future earnings were as follows:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Stock options	3,486	1,347
Restricted stock units	41	-
Series A Preferred	-	430
Series B Preferred	-	6,428
Shares excluded from the calculation of diluted loss per share	3,527	8,205

13.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,
	2020	2019
Research and development	$47	$7
General and administrative	304	61
Total	$351	$68

Stock Options

2008 Omnibus Equity Incentive Plan (the “2008 Plan”)

On August 12, 2008, the Company adopted the 2008 Plan for employees, officers, directors and external service providers. The 2008 Plan provided that the Company could grant options to purchase stock and/or make awards of restricted stock. Stock options granted under the 2008 Plan could either be incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options at the discretion of the Board of Directors. Vesting of service awards occurred ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurred when the performance criteria had been satisfied. The Company used historical data to estimate forfeiture rates. The 2008 Plan had a term of ten (10) years and, as a result, the 2008 Plan expired by its terms on August 12, 2018.

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

The Option Exchange

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

On January 22, 2019, the Company filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule TO defining the terms and conditions of the Option Exchange, whereby the Company was offering eligible employees and non-employee directors (“Eligible Option Holders”) the opportunity to exchange for new options covering a lesser number of shares of the Company's common stock (“Replacement Options”), at a ratio of four-for-three (the “Exchange Ratio”), any options issued by the Company prior to January 22, 2019 that were outstanding under its 2008 Plan that had an exercise price greater than the closing price per share of iBio’s common stock on the NYSE American on the grant date of the Replacement Options (“Eligible Exchange Options”), so that for each four shares of common stock subject to an Eligible Exchange Option, the Eligible Option Holder would receive a Replacement Option to purchase three shares of common stock under the 2018 Plan. On February 20, 2019, the completion date of the Option Exchange (the “Replacement Option Grant Date”), the Company canceled the options accepted for exchange and granted 874,310 Replacement Options in exchange for 1,165,750 options issued under the 2008 Plan.

The Replacement Options:

•	have a per-share exercise price of $0.93, which was equal to the closing price per share of the Company’s common stock on the Replacement Option Grant Date;

•	have a five-year term beginning on February 20, 2019 and vest one year later on February 20, 2020. Generally, the options that were replaced (the “Underwater Options”) had been scheduled to vest over four years following the recipient’s employment start date or the date of grant. As of November 19, 2018, approximately 94% of the shares covered by the Underwater Options already were vested. All other terms and conditions of the new stock options are generally consistent with the terms and conditions of iBio’s standard time-vesting stock option grants;

•	are of the same type of options as the surrendered options. Eligible Option Holders holding nonqualified stock options received Replacement Options in the form of nonqualified stock options and Eligible Option Holders holding incentive stock options received Replacement Options in the form of incentive stock options; and

•	have the terms and be subject to the conditions as provided for in the 2018 Plan and option award agreement.

No stock options were issued during the three months ended September 30, 2020. On October 14, 2020, the Company granted three new members of its Board of Directors stock option agreements under the 2018 Plan whereby each director has the option to purchase 100,000 shares of the Company's common stock at a price of $2.05 per share. The options vest over a period of three years and are set to expire in ten years.

iBio, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”)

On November 3, 2020, the Company filed a Definitive Proxy Statement on Schedule 14A seeking shareholder approval of the 2020 Plan at the Company’s 2020 Annual Meeting of Shareholders to be held on December 9, 2020. The following description of certain features of the 2020 Plan is intended to be a summary only. The total number of shares of common stock reserved under the 2020 Plan is 32 million and allows for the reward of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash based awards, and dividend equivalent rights. The value of all awards awarded under the 2020 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board of Directors and $1,500,000 for any non-executive chair of our Board of Directors should one be appointed. Notwithstanding the foregoing, the independent members of the Board of Directors may make exceptions to such limits in extraordinary circumstances. The term of the 2020 Plan will expire on the tenth anniversary of the date the Plan is approved by the stockholders.

14.	Related Party Transactions

Novici Biotech, LLC

In January 2012, the Company entered into an agreement with Novici Biotech, LLC (“Novici”) in which iBio’s President is a minority stockholder. Novici performs laboratory feasibility analyses of gene expression, protein purification and preparation of research samples. In addition, the Company and Novici collaborate on the development of new technologies and product candidates for exclusive worldwide commercial use by the Company. No amounts were due to Novici at both September 30, 2020 and June 30, 2020. Research and development expenses related to Novici were approximately $0 and $97,000 for the three months ended September 30, 2020 and 2019, respectively.

Agreements with Eastern Capital Limited and its Affiliates

As more fully discussed in Note 11 – Stockholders’ Equity, the Company entered into two share purchase agreements (the “Eastern Purchase Agreements”) with Eastern and the Standstill Agreement.

Concurrently with the execution of the Eastern Purchase Agreements, iBio entered into a contract manufacturing joint venture with the Eastern Affiliate to develop and manufacture plant-made pharmaceuticals through iBio CDMO. The Eastern Affiliate contributed $15.0 million in cash to iBio CDMO, for a 30% interest in iBio CDMO. iBio retained a 70% equity interest in iBio CDMO. As the majority equity holder, iBio has the right to appoint a majority of the members of the Board of Managers that manages the iBio CDMO joint venture. Specified material actions by the joint venture require the consent of iBio and the Eastern Affiliate. iBio contributed to the capital of iBio CDMO a royalty bearing license, which grants iBio CDMO a non-exclusive license to use the iBio’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. iBio retains all other rights in its intellectual property, including the right for itself to commercialize products based on its proprietary technologies or to grant licenses to others to do so.

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

The Standstill Agreement took effect upon the issuance of the shares to Eastern pursuant to a share purchase agreement for the acquisition of 650,000 shares of common stock. The Standstill Agreement which expired on April 13, 2019, has been amended twice so that Eastern and its controlled affiliates are limited to its beneficial ownership of the Company's outstanding shares of common stock to a maximum of 48%, absent approval by a majority of the Company's Board of Directors. Eastern agreed to extend the standstill restrictions for two (2) additional years beginning with the date of Eastern’s or its controlled affiliate’s purchase of securities in the public offering with Alliance. See Note 11 – Stockholders’ Equity for further information.

On February 23, 2017, the Company entered into the Eastern Exchange Agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of the Preferred Tracking Stock in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions in the Exchange Agreement, the Company owns 99.99% of iBio CDMO and the Eastern Affiliate owns 0.01% of iBio CDMO. At any time, at the Company’s election or the election of the Eastern Affiliate, the outstanding share of iBio CMO Preferred Tracking Stock may be exchanged for 29,990,000 units of limited liability company interests of iBio CDMO. Following such exchange, the Company would own a 70% interest in iBio CDMO and the Eastern Affiliate would own a 30% interest.

Director Consulting Agreement

i.e. Advising, LLC (“IEA”) was retained by the Company as a strategy and management consultant pursuant to a Consulting Agreement, dated as of February 22, 2019 (the “Consulting Agreement”), with services provided pursuant to statements of work (SOW) entered into between the Company and Consultant from time to time. Mr. Thomas Isett, our Chief Executive Officer and Chairperson, was the Managing Director and sole owner of IEA. Effective as of May 1, 2019, the Company entered into a Statement of Work (the “May 1, 2019 SOW”) pursuant to the Consulting Agreement, which provided for an engagement to be conducted on a retainer basis with Mr. Isett as the primary engagement resource, at a rate of $40,000 per month, and on a time and materials basis for all other engagement resources provided by IEA, billable at the rate of $85 to $450 per hour. IEA and the Company entered into an additional SOW on December 1, 2019 (the “December 1, 2019 SOW”), which provided that Consultant would be entitled to a bonus of 3% to 4.5% of the transaction value if the Company or any of its assets were sold during the term of the Statement of Work. Consultant and the Company agreed to terminate the Consulting Agreement and both the May 1, 2019 SOW and December 1, 2019 SOW on March 10, 2020, when Mr. Isett became the Company’s Chief Executive Officer.

Consulting expenses totaled approximately $150,000 for the three months ended September 30, 2019. At June 30, 2020, the Company owed the Consultant $0.

KBI Consulting

On April 1, 2020, the Company entered into a consulting agreement with KBI Consulting for business support services provided by Mr. Isett's wife. Per the consulting agreement the business support services are billed at $5,800 per month. Consulting expenses totaled approximately $17,000 and $0 for the three months ended September 30, 2020 and 2019, respectively. At both September 30, 2020 and June 30, 2020, the Company owed the Consultant $5,800.

TechCXO LLC (“TechCXO”)

In July 2020, TechCXO was retained by the Company to provide an interim principal financial officer until the Company can hire a new full-time CFO. TechCXO assigned John Delta, TechCXO’s Managing Partner of its Mid-Atlantic region. The Company appointed Mr. Delta as the Company’s Principal Accounting Officer as of October 1, 2020 and Principal Financial Officer as of October 13, 2020. Consulting expenses totaled approximately $191,000 for the three months ended September 30, 2020. At September 30, 2020, the Company owed TechCXO approximately $119,000.

15.	Income Taxes

The Company recorded no income tax expense for the three months ended September 30, 2020 and 2019 because the estimated annual effective tax rate was zero. As of September 30, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

16.	Commitments and Contingencies

COVID-19

As a result of the pandemic, the Company has at times experienced reduced capacity to provide CDMO services as a result of instituting social distancing at work requirements in our Texas facility, restricting access to essential workers, as well as taking other precautions. The Company also experienced a full three-day operational shutdown in April 2020 for extensive facility cleaning following the discovery that an employee had contracted COVID-19, and successfully resumed operations on a reduced capacity basis.

The Company has ascertained that certain risks associated with further COVID-19 developments may adversely impact our operations and liquidity, and its business and share price may also be affected by the COVID-19 pandemic. However, the Company does not anticipate any significant threat to its operations at this point in time. Due to the general unknown nature surrounding the crisis, the Company cannot reasonably estimate the potential for any future impacts on its operations or liquidity.

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

Planet Biotechnologies

On August 27, 2020, the Company entered into an exclusive worldwide license agreement with Planet Biotechnology Inc. (“Planet”) for the development of Planet’s COVID-19 therapeutic candidate, ACE2-F.  The Company made a one-time up-front payment of $150,000 on September 11, 2020.

The Company shall make the following one-time, non-refundable, milestone payments to Planet within 30 days of achieving each of the development milestones listed in the “Milestone Event column below. No further payment is required for any product that achieves a milestone event that was previously paid and no milestone payments will be due and payable in connection with any registration application.

MILESTONE EVENT	PAYMENT *
Investigation New Drug Application Filed pursuant to 21 C.F.R. Part 312	150,000
Fifth patient enrolled in a Phase I Trial of a Product	200,000
Fifth patient enrolled in a Phase II Trial of a Product	300,000
Fifth patient enrolled in a Phase III Trial of a Product	500,000
Approval of Biologics License Application	1,000,000
First Anniversary of Biologics License Application approval	1,000,000
Second Anniversary of Biologics License Application approval	1,000,000
Third Anniversary of Biologics License Application approval	1,000,000
Fourth Anniversary of Biologics License Application approval	1,000,000

* PAYMENT may be made in either the dollar amount specified per MILESTONE EVENT or ITS EQUIVALENT IN CAPITAL STOCK AT LICENSEE’S SOLE DISCRETION.

Agreements

Lease – Bryan, Texas

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas from the Second Eastern Affiliate under the Sublease. See Note 10 – Finance Lease Obligation for more details of the Sublease.

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

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended September 30, 2020 and 2019, employer contributions made to the Plan totaled approximately $32,000 and $30,000, respectively.

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

Three Months Ended September 30, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$207	$203	$-	$410
Revenues – intersegment	238	210	(448)	-
Research and development	342	1,638	(218)	1,762
General and administrative	2,672	3,130	(230)	5,572
Operating loss	(2,569)	(4,355)	-	(6,924)
Interest expense	-	(614)	-	(614)
Interest and other income	3	1	-	4
Consolidated net loss	(2,566)	(4,968)	-	(7,534)
Total assets	132,207	33,320	(48,272)	117,254
Finance lease ROU assets	-	27,201	-	27,201
Fixed assets, net	-	3,834	-	3,834
Intangible assets, net	1,236	-	-	1,236
Amortization of ROU assets	-	415		415
Depreciation expense	-	97	-	97
Amortization of intangible assets	72	-	-	72

Three Months Ended September 30, 2019 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$108	$-	$-	$108
Revenues – intersegment	241	161	(402)	-
Research and development	280	860	(163)	977
General and administrative	1,203	2,022	(239)	2,986
Operating loss	(1,134)	(2,721)	-	(3,855)
Interest expense	-	(620)	-	(620)
Interest and other income	11	-	-	11
Consolidated net loss	(1,123)	(3,341)	-	(4,464)
Total assets	37,360	10,517	(12,713)	35,164
Finance lease ROU assets	-	28,862		28,862
Fixed assets, net	2	2,592	-	2,594
Intangible assets, net	1,323	-	-	1,323
Amortization of ROU assets	-	415		415
Depreciation expense	1	65	-	66
Amortization of intangible assets	77	-	-	77

19.	Compliance to Satisfy a Continued Listing Rule or Standard

On October 16, 2019, the Company received notification from the NYSE American (the “Exchange”) that the Company was not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide (the “Guide”), which applies if a listed company has stockholders’ equity of less than $4,000,000 and has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years, and Section 1003(a)(iii) of the Guide, which applies if a listed company has stockholders’ equity of less than $6,000,000 and has reported losses from continuing operations and/or net losses in its five most recent fiscal years. On December 9, 2019, the Company received a further notice from the Exchange that the Company currently was below the Exchange’s continued listing standards set forth in Section 1003(a)(i) of the Guide, which applies if a listed company has stockholders’ equity of less than $2,000,000 and has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. The December 9, 2019 notification from the Exchange also stated that the Exchange had determined that the Company’s securities had been selling for a low price per share for a substantial period of time and pursuant to Section 1003(f)(v) of the Guide, the Company’s continued listing on the Exchange is predicated on the Company effecting a reverse stock split or otherwise demonstrating sustained improvement in its share price within a reasonable period of time, which the Exchange has determined to be no later than June 9, 2020. The Exchange notified the Company on June 9, 2020, that it had regained compliance with this section of the Exchange’s listing standards.

The Exchange notified the Company on October 1, 2020, that it had regained compliance with all of the Exchange continued listing standards set forth in Part 10 of the Guide. Specifically, the notification stated that we had resolved the continued listing deficiency with respect to Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Guide by meeting the requirements of the $50 million market capitalization exemption in Section 1003(a) of the Guide.

The Exchange notifications did not affect the Company’s business operations or its reporting obligations under the SEC regulations and rules and did not conflict with or cause an event of default under any of the Company’s material agreements.

20.	Subsequent Events

On October 1, 2020, we entered into a master services agreement with Safi Biosolutions, Inc. ("Safi") to evaluate iBio’s FastPharming® System for the expression of key proteins to be used in the bioprocessing of Safi blood cell therapy products. iBio’s process development, biochemistry and pharmaceutical development teams plan to engage with Safi to evaluate options to use iBio’s FastPharming System to generate cGMP growth factors and cytokines.

In addition, we invested $1.5 million in Safi in the form of a convertible promissory note (the "Note"). The Note bears interest at the rate of 5% per annum and is convertible into shares of Sofi's common stock (as defined). Principal and accrued interest matures on October 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in our Annual Report on Form 10-K for the year ended June 30, 2020 as amended by a Form 10-K/A filed with the SEC on October 27, 2020 (the “Annual Report”). Unless the context requires otherwise, references in this Report to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “plan,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, as well as in the section titled “Risk Factors” in the Company’s Annual Report. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, believed, estimated or expected. The forward-looking statements contained in this Report represent our estimates as of the date of this Report (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so unless otherwise required by securities laws.

Overview

We are a biotechnology company and biologics contract development and manufacturing organization (“CDMO”). We apply our licensed and owned technologies to develop novel products to fight fibrotic diseases, cancers, and infectious diseases. We use our FastPharming® Development and Manufacturing System (the “FastPharming System”) to increase “speed-to-clinic” for new candidates. We are also using the FastPharming System to create proteins and bioinks for research and further manufacturing uses in a variety of R&D applications, including 3D-bioprinting. In addition, we make the FastPharming System available to clients on a fee-for-service basis for the rapid, scalable, eco-friendly production of high-quality proteins.

During the quarter ended September 30, 2020, we operated in two segments: (i) our CDMO segment, operated via our subsidiary iBio CDMO, and (ii) our biologics development and licensing activities, conducted within iBio, Inc. In the past, our primary focus was the CDMO business, pursuant to which iBio CDMO provided manufacturing services to collaborators and third-party customers as well as used for development of our own product candidates. However, during the second half of 2020 and subsequent to year end, we shifted our primary focus to our biologics development programs, including new vaccines and therapeutics.

Our current platforms and programs include: (i) CDMO services using our licensed and owned FastPharming System and GlycaneeringTM Services; (ii) the development of therapeutics, for which we intend to conduct preclinical and clinical trials; (iii) the development of vaccines, for which we intend to conduct preclinical and clinical trials, and (iv) the production of proteins for research and further manufacturing use in 3D-bioprinting and other applications. We are developing a portfolio of technologies, products, and services driven by the following platforms and programs, which we intend to use individually, and in combination:

☐	CDMO Services

o	Process development and manufacturing of protein products in hydroponically-grown, transiently-transfected plants, (typically Nicotiana benthamiana, a relative of the tobacco plant) via utilization of our proprietary expression technologies, GlycaneeringTM Services, and production know-how (the FastPharming System) deployed in our 130,000 square-foot manufacturing facility in Bryan, Texas.

o	“Factory Solutions” for the clients who seek to insource biologics manufacturing using the FastPharming System and instead of outsourcing production to iBio CDMO.

☐	Therapeutics

o	Treatments for fibrotic diseases, including a fusion of the endostatin-derived E4 antifibrotic peptide to the hinge and heavy chain of human IgG1 (“IBIO-100”, formerly described as “CFB-03”) for systemic scleroderma (for which we have received orphan drug designation), idiopathic pulmonary fibrosis, and related conditions.

o	An ACE2-Fc fusion protein as a treatment for COVID-19 and, prospectively, other diseases emanating from the Coronaviridae family, in-licensed from Planet Biotechnology, Inc. (“Planet”).

☐	Vaccines

o	A novel virus-like particle antigen being designed for use in a vaccine candidate targeting the SARS-CoV-2 virus (“IBIO-200”).

o	The lichenase (“LicKMTM”)-subunit vaccine for COVID-19 (“IBIO-201”).

o	An E2 antigen, in combination with a selected adjuvant, for vaccination of pigs against classical swine fever (“IBIO-400”).

☐	Research & Bioprocess Products

o	Protein scaffolds for use as bioinks in the development of 3D-bioprinted tissues and organs.

o	Cytokines and growth factors for cell culture applications.

o	Biomaterials for a range of life science research, development, and bioprocessing applications.

Recent Developments

On July 29, 2020, we entered into amendment no. 1 to the equity distribution agreement we entered into on June 17, 2020 (as amended, the “Equity Distribution Agreement”) with UBS Securities LLC, as sales agent (the “Sales Agent”), pursuant to which we may sell from time to time, at our option, shares of our common stock, par value $0.001 per share (the “common stock”), through the Sales Agent. The amendment increased by $27,000,000 the dollar amount of shares of our common stock that may be sold pursuant to the Equity Distribution Agreement from shares of common stock having an aggregate gross sale price of $45,000,000 to shares of common stock having an aggregate gross sale price of $72,000,000. As of the date of filing of this Report we have sold 30.18 million shares for gross proceeds of $72.00 million.

On August 28, 2020, we announced entering into an exclusive worldwide license agreement with Planet for the development of Planet’s COVID-19 therapeutic candidate, ACE2-F.

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

On October 1, 2020, we entered into a master services agreement with Safi Biosolutions, Inc. ("Safi") to evaluate iBio’s FastPharming® System for the expression of key proteins to be used in the bioprocessing of Safi blood cell therapy products. iBio’s process development, biochemistry and pharmaceutical development teams plan to engage with Safi to evaluate options to use iBio’s FastPharming System to generate cGMP growth factors and cytokines. In addition, we invested $1.5 million in Safi in the form of a convertible promissory note (the "Note"). The Note bears interest at the rate of 5% per annum and is convertible into shares of Sofi's common stock (as defined). Principal and accrued interest matures on October 1, 2023.

Results of Operations - Comparison of Three Months ended September 30, 2020 and September 30, 2019

Revenue

Gross revenues for the three months ended September 30, 2020 and the three months ended September 30, 2019 were approximately $410,000 and $108,000, respectively, an increase of approximately $302,000. The increase is primarily attributable to the completion of specific deliverables for Corteva Agriscience (SOW1 – signed July 2019) and AzarGen Biotechnologies (SOW2 - signed February 2020).

Research and Development Expenses (“R&D”)

Research and development expenses for the three months ended September 30, 2020 and September 30, 2019 were $1,762,000 and $977,000, respectively, an increase of approximately $785,000. The increase is primarily attributable to an increase in laboratory consumables and supplies of approximately $750,000 and an increase in research and development personnel costs (including new hires and temporary help) of approximately $134,000 at iBio CDMO offset by reduced payments to Novici of approximately $97,000 whom the Company was previously using for lab feasibility studies.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the three months ended September 30, 2020 and September 30, 2019 were approximately $5,572,000 and $2,986,000, respectively, an increase of $2,586,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase resulted primarily from increases in professional and consulting fees including recruiting of approximately $2,000,000, facility repairs and maintenance of approximately $331,000, board of director fees of approximately $150,000  and an increase in personnel costs of approximately $77,000.

Total operating expenses, consisting primarily of R&D and G&A expenses, for the fiscal quarter ended September 30, 2020 were approximately $7.3 million, compared with approximately $4.0 million in the same period of 2019.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2020 and September 30, 2019 was approximately  ($610,000) and ($609,000), respectively.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under a 34-year lease (the "Sublease") with the second affiliate of another affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Second Eastern Affiliate”). Such Sublease is accounted for as a finance lease. For the three months ended September 30, 2020, other income (expense) included interest expense of approximately $614,000 incurred under the finance lease offset by interest income of approximately $4,000. For the three months ended September 30, 2019, other income (expense) included interest expense of approximately $620,000 incurred under the finance lease offset by interest and royalty income of approximately $11,000.

Net Loss Attributable to Noncontrolling Interest

This represents the share of the loss in iBio CDMO for an affiliate of Eastern (the “Eastern Affiliate”) for the three months ended September 30, 2020 and the three months ended September 30, 2019.

Net Loss Attributable to iBio, Inc.

Net loss attributable to iBio Inc. for the fiscal quarter ended September 30, 2020 was approximately $7.5 million, or $0.05 per share, compared with a net loss of approximately $4.5 million, or $0.21 per share, in the same period of 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had cash and cash equivalents plus debt securities of approximately $83.6 million as compared to $55.1 million as of June 30, 2020. We believe that our current cash will be sufficient to support our current operations through fiscal year 2022.

The following equity transactions occurred during the year ended June 30, 2020 and subsequent thereto

1.	On October 29, 2019, we closed on an underwritten public offering with total net proceeds of $4.5 million after deducting underwriting discounts, commissions and other offering expenses payable by us.

2.	On March 19, 2020, we entered into a common stock purchase agreement (the “Lincoln Park March 2020 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park agreed to purchase from the Company up to an aggregate of $50,000,000 of common stock (subject to certain limitations) from time to time over the 36-month term of the agreement. We terminated the Lincoln Park March 2020 Purchase Agreement effective July 27, 2020. For the period from March 19, 2020 through July 27, 2020, Lincoln Park acquired 19.47 million shares of our common stock for gross proceeds of approximately $25.23 million.

3.	During the fiscal year ended June 30, 2020, we received proceeds of $6.3 million from the exercise of various warrants.

4.	On May 13, 2020, we entered into a purchase agreement (the “Lincoln Park May 2020 Purchase Agreement”), pursuant to which we sold to Lincoln Park and Lincoln Park purchased 1,000,000 shares of the our common stock at a price of $1.09 per share for an aggregate purchase price of $1.1 million.

5.

On June 17, 2020 as amended on July 29, 2020, we entered into an equity distribution agreement (the “UBS Equity Distribution Agreement”) with UBS Securities, LLC ("UBS") as sales agent pursuant to which we may sell from time to time shares of our common stock through UBS, for the sale of up to $72,000,000 of shares of common stock the. As of the date of the filing of this Report, we have issued 30.18 million shares of common stock for net proceeds of approximately $68.97 million.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $7,070,000 for the three months ended September 30, 2020 as compared to approximately $2,287,000 for the three months ended September 30, 2019. The decrease in cash was attributable to funding our net loss for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $6,600,000 for the three months ended September 30, 2020 as compared to approximately $30,000 for the three months ended September 30, 2019. Cash used in investing activities was attributable primarily to the acquisition of debt securities of $6,016,000, and to a lesser extent additions of intangible assets of $164,000 and fixed assets attributable to iBio CDMO of $419,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $36,101,000 for the three months ended September 30, 2020 as compared to no financing activities for the three months ended September 30, 2019. The financing activities for the three months ended September 30, 2020 included (1) the net proceeds from the UBS Equity Distribution Agreement including the subscription receivable; and (2) the net proceeds from the Lincoln Park March 2020 Purchase Agreement net of the payments under the finance lease obligation.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of September 30, 2020, our accumulated deficit was approximately $158.0 million, and we used approximately $7.1 million of cash for operating activities during the three months ended September 30, 2020.

In the past, the history of significant losses, the negative cash flow from operations, the limited cash resources and the dependence by us on our ability – about which there is no certainty – to obtain additional financing to fund our operations after the current cash resources are exhausted raised substantial doubt about our ability to continue as a going concern. Based on the total cash and cash equivalents plus debt securities of approximately $83.6 million as of September 30, 2020, we believe we have adequate cash to support our activities through Fiscal 2022.

We plan to fund our future business operations using cash, through proceeds realized in connection with the commercialization of our technologies and proprietary products, license and collaboration arrangements and the operation of iBio CDMO, and through proceeds from the sale of additional equity or other securities. Although we have been successful in raising capital during the past year, we cannot be certain that such funding will be available in the future on favorable terms or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2020, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2020 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Principal Financial Officer / Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. During the course of the prior year audit, we identified a material weakness in our controls relating to the sales of common stock that were recorded on the settlement date rather than the trade date basis which resulted from ineffective review for compliance with US GAAP and that was not detected on a timely basis and concluded that our disclosure controls and procedures were not effective as of June 30, 2020. In light of the material weakness, management performed additional procedures to validate the accuracy and completeness of the financial results impacted by the control deficiency. Such procedures included the review of share purchase agreements, share purchase confirmations, transfer agent reports, and detailed testing. Based on our evaluation of our disclosure controls and procedures as of the end of the period covered by this Report, and the performance and implementation of additional and more timely procedures for certain internal controls related to the recording and reconciliation of transactions, our Chief Executive Officer (our Principal Executive Officer) and Principal Financial Officer / Principal Accounting Officer have concluded that the material weakness was remediated and our disclosure controls and procedures were effective at a level that provides reasonable assurance as of the last day of the period covered by this Report.

Changes in Internal Control over Financial Reporting

As previously disclosed in “Item 9A-- Internal Controls Over Financial Reporting” in the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, Management concluded that our internal control over financial reporting was not effective as our controls over the recording of common stock sales did not operate effectively. We failed to properly apply generally accepted accounting principles (GAAP) and record common stock sales timely during the quarters ended March and June 2020. This matter was identified by our independent registered public accounting firm, CohnReznick LLP and the common stock sales were corrected by management during the quarter ended June 30, 2020. Management subsequently investigated all other stock trade transactions during fiscal year 2020. Management found the same material weakness concerning stock transactions in the quarter ended March 2020.

We have remediated this material weakness by the retention of consultants that have extensive knowledge of generally accepted accounting principles and performing additional and more timely procedures for certain internal controls related to the recording and reconciliation of transactions and have concluded that the disclosure controls were effective as of September 30, 2020.

There were no other changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

44

Item 1A. Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the Annual Report. Except as described below, our risk factors as of the date of this Report have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report.

Risks Related to Dependence on Customer Concentration

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

During the three months ended September 30, 2020 we generated 100% of our revenue solely from two customers, Corteva Agriscience accounted for 50.5% of revenue and AzarGen Biotechnologies accounted for 49.5% of revenue. During the three months ended September 30, 2019 we generated 100% of our revenue from only three customers, CC-Pharming accounted for 43.7% of revenue, Lung Biotechnology accounted for 42.2% of revenue and Corteva Agriscience accounted for 14.1% of revenue.

Although we plan to continue to expand our client base for our CDMO services while also diversifying our revenue streams with new products, our efforts may be delayed or unsuccessful.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses during our next fiscal year and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our net loss was approximately $7.5 million for the three months ended September 30, 2020 and $4.5 million for the three months ended September 30, 2019. As of September 30, 2020, we had an accumulated deficit of approximately $158.0 million.

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

45

Risks Relating to Our Common Stock

The sale of our common stock through current or future equity offerings may cause dilution and could cause the price of our common stock to decline.

We are entitled under our certificate of incorporation, as amended, to issue up to 275,000,000 shares of our common stock and 1,000,000 shares of preferred stock. At our 2020 annual meeting of stockholders, we are seeking stockholder approval of an amendment to our certificate of incorporation to increase our authorized common stock to 425,000,000.

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

As of the date of the filing of this Report, we issued and sold an aggregate of (i) 30,184,399 shares of our common stock for net proceeds of $68,967,559 pursuant to the equity distribution agreement with UBS Securities, (ii) 19,473,013 shares of our common stock for net proceeds of $25,228,437 pursuant to the Lincoln Park March 2020 Purchase Agreement and 815,827 shares of our common stock as a commitment fee to Lincoln Park, and (iii) 1,000,000 shares of our common stock for net proceeds of $1,090,000 in our offering in May 2020 with Lincoln Park.

As of the date of the filing of this Report, we had issued and outstanding approximately 182.1 million shares of common stock and one share of iBio CMO Preferred Tracking Stock. As of November 16, 2020, 3.83 million options and restricted stock units to purchase shares of common stock were outstanding and we had approximately  2.67 million shares of common stock reserved for future issuance of additional option and restricted stock unit grants under our 2018 Omnibus Equity Incentive Plan, as amended.

Accordingly, we will be able to issue up to approximately 33.4 million additional shares of common stock and 999,999 shares of preferred stock based on our current authorized number of shares of common stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Item 5. Other Information.

On November 13, 2020, our Board of Directors adopted resolutions (the “Resolutions”) ratifying the issuance of certain options (the “Issuance”) to purchase common stock granted to employees pursuant to Section 204 of the General Corporation Law of the State of Delaware (the “Ratification”) after determining that the Issuance was a defective corporate act as it was in contravention of the requirements of Section 157(c) of the General Corporation Law of the State of Delaware. A copy of the Resolutions adopted by the Board setting forth the information with respect to the Ratification required under Section 204 of the General Corporation Law of the State of Delaware is attached hereto as Exhibit 99.1.  Any claim that the defective corporate acts (including all putative options) identified in the Resolutions are void or voidable due to the failure of authorization, or any claim that the Court of Chancery of the State of Delaware should declare in its discretion that the ratifications not be effective or be effective only on certain conditions, must be brought within 120 days from the date of the filing of this Report with the SEC.

Item 6. Exhibits.

Exhibit No.	Description
1.1	Amendment No. 1 to Equity Distribution Agreement, dated July 29, 2020, by and between iBio, Inc. and UBS Securities LLC (Incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2020)
3.1	Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 - File No. 001-35023)
3.2	Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2018 - File No. 001-35023)
3.3	Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 - File No. 001-35023)
3.4	First Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2009 - File No. 000-53125)
31.1	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Periodic Report by Principal Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certification of Periodic Report by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
99.1	Resolutions adopted by the Board of Directors Ratifying Option Grants*
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: November 16, 2020	/s/ Thomas F. Isett 3rd
Thomas F. Isett 3rd
Chairman and Chief Executive Officer Principal Executive Officer

Date: November 16, 2020	/s/ John Delta
John Delta
Principal Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)