Form 10-Q
period 2020-12-31
iBio, Inc.
filed 2021-02-16
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No   ☒

Shares of Common Stock outstanding as of February 16, 2021:           216,009,931

iBio, Inc .

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	December 31, 2020	June 30, 2020
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$91,252	$55,112
Accounts receivable – trade	180	75
Accounts receivable – other	52	-
Subscription receivable	-	5,549
Investments in debt securities	16,395	-
Work in process	1,071	798
Prepaid expenses and other current assets	1,932	214
Total Current Assets	110,882	61,748

Convertible promissory note receivable and accrued interest	1,519	-
Finance lease right-of-use assets, net of accumulated amortization	26,786	27,616
Fixed assets, net of accumulated depreciation	5,010	3,657
Intangible assets, net of accumulated amortization	1,185	1,144
Security deposit	24	24
Total Assets	$145,406	$94,189

Liabilities and Equity
Current liabilities:
Accounts payable (related parties of $94 and $6 as of December 31, 2020 and June 30, 2020, respectively)	$2,409	$1,759
Accrued expenses (related party of $703 and $705 as of December 31, 2020 and June 30, 2020, respectively)	1,683	1,105
Finance lease obligation – current portion	312	301
Note payable – PPP loan– current portion	465	261
Contract liabilities	1,233	1,810
Total Current Liabilities	6,102	5,236

Note payable – PPP Loan – net of current portion	135	339
Finance lease obligation – net of current portion	31,848	32,007
Total Liabilities	38,085	37,582

Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Preferred stock – no par value; 1,000,000 shares authorized; iBio CMO Preferred Tracking Stock; 1 share authorized, issued and outstanding as of both December 31, 2020 and June 30, 2020	-	-
Series B Convertible Preferred Stock - $1,000 stated value; 5,785 shares authorized; 0 and 5,785 shares issued and outstanding as of December 31, 2020 and June 30, 2020	-	-
Common stock - $0.001 par value; 275,000,000 and 275,000,000 shares authorized at December 31, 2020 and June 30, 2020, respectively; 211,769,103 and 140,071,110 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	212	140
Additional paid-in capital	273,258	206,931
Accumulated other comprehensive loss	(53)	(33)
Accumulated deficit	(166,082)	(150,420)
Total iBio, Inc. Stockholders’ Equity	107,335	56,618
Noncontrolling interest	(14)	(11)
Total Equity	107,321	56,607
Total Liabilities and Equity	$145,406	$94,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenues	$705	$314	$1,115	$422
Operating expenses:
Research and development (related party of $0, $0, $0 and $97)	2,444	888	4,206	1,865
General and administrative (related party of $510, $304, $903 and $572)	5,806	2,581	11,378	5,567
Total operating expenses	8,250	3,469	15,584	7,432

Operating loss	(7,545)	(3,155)	(14,469)	(7,010)

Other income (expense):
Interest expense (related party of $612, $615, $1,226 and $1,235)	(615)	(615)	(1,229)	(1,235)
Interest income	27	4	31	8
Royalty income	2	2	2	9

Total other income (expense)	(586)	(609)	(1,196)	(1,218)

Consolidated net loss	(8,131)	(3,764)	(15,665)	(8,228)
Net loss attributable to noncontrolling interest	2	2	3	3
Net loss attributable to iBio, Inc.	(8,129)	(3,762)	(15,662)	(8,225)
Preferred stock dividends – iBio CMO Tracking Stock	(65)	(65)	(131)	(131)
Deemed dividends – down round of Series A Preferred and Series B Preferred	-	(21,560)	-	(21,560)
Net loss available to iBio, Inc. stockholders	$(8,194)	$(25,387)	$(15,793)	$(29,916)

Comprehensive loss:
Consolidated net loss	$(8,131)	$(3,764)	$(15,665)	$(8,228)
Other comprehensive loss – unrealized loss on debt securities	(13)	-	(20)	-
Other comprehensive loss – foreign currency translation adjustments	-	-	-	(1)

Comprehensive loss	$(8,144)	$(3,764)	$(15,685)	$(8,229)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.04)	$(0.69)	$(0.09)	$(1.02)

Weighted-average common shares outstanding - basic and diluted	188,087	36,917	175,264	29,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Deficiency)

(Unaudited; in thousands)

Six Months Ended December 31, 2020

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2020	6	$-	140,071	$140	$206,931	$(33)	$(150,420)	$(11)	$56,607

Capital raises	-	-	11,292	11	32,111	-	-	-	32,122

Costs to raise capital	-	-	-	-	(1,525)	-	-	-	(1,525)

Exercise of stock options	-	-	30	-	28	-	-	-	28

Conversion of preferred stock to common stock	(6)	-	28,925	29	(29)	-	-	-	-

Share-based compensation	-	-	-	-	351	-	-	-	351

Unrealized loss on debt securities	-	-	-	-	-	(7)	-	-	(7)

Net loss	-	-	-	-	-	-	(7,533)	(1)	(7,534)

Balance as of September 30, 2020	-	-	180,318	180	237,867	(40)	(157,953)	(12)	80,042

Capital raises	-	-	31,451	32	38,243	-	-	-	38,275

Costs to raise capital	-	-	-	-	(3,117)	-	-	-	(3,117)

Share-based compensation	-	-	-	-	265	-	-	-	265

Unrealized loss on debt securities	-	-	-	-	-	(13)	-	-	(13)

Net loss	-	-	-	-	-	-	(8,129)	(2)	(8,131)

Balance as of December 31, 2020	-	$-	211,769	$212	$273,258	$(53)	$(166,082)	$(14)	$107,321

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

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Six Months Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Consolidated net loss	$(15,665)	$(8,228)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	616	105
Amortization of intangible assets	145	153
Amortization of finance lease right-of-use assets	830	830
Depreciation of fixed assets	211	137
Accrued interest receivable on convertible promissory note receivable	(19)	-
Amortization of premiums on debt securities	50	-
Reserve for loss on contract	497	-
Changes in operating assets and liabilities:
Accounts receivable – trade	(104)	(127)
Accounts receivable – other	(52)	-
Work in process	(273)	-
Prepaid expenses and other current assets	(1,720)	144
Accounts payable	491	(549)
Accrued expenses	81	88
Contract liabilities	(577)	1,755

Net cash used in operating activities	(15,489)	(5,692)

Cash flows from investing activities:
Purchases of debt securities	(16,466)	-
Issuance of convertible promissory note receivable	(1,500)	-
Additions to intangible assets	(177)	(36)
Purchases of fixed assets	(1,413)	(202)

Net cash used in investing activities	(19,556)	(238)

Cash flows from financing activities:
Proceeds from sales of preferred and common stock	70,397	4,515
Proceeds from subscription receivable	5,549	-
Proceeds from exercise of stock option	28	-
Proceeds from exercise of warrants	-	691
Costs to raise capital	(4,642)	(60)
Payment of finance lease obligation	(147)	-

Net cash provided by financing activities	71,185	5,146

Net increase (decrease) in cash	36,140	(784)
Cash - beginning of period	55,112	4,421
Cash - end of period	$91,252	$3,637

Schedule of non-cash activities:
Unpaid fixed assets included in accounts payable	$419	$-
Conversion of preferred stock into common stock	$29	$25
Unpaid intangible assets included in accounts payable	$9	$-
Unrealized loss on available-for-sale debt securities	$20	$-
Deemed dividend	$-	$21,560
Increase in ROU assets under ASC 842	$-	$7,489
Intangible assets included in accounts payable in prior period, paid in current period	$-	$8
Compensation shares	$-	$1

Supplemental cash flow information:
Cash paid during the period for interest	$1,228	$1,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Nature of Business

iBio, Inc. (“we”, “us”, “our”, “iBio”, “Ibio, Inc” or the “Company”) is a biotechnology company and biologics contract development and manufacturing organization (“CDMO”). The Company applies its licensed and owned technologies to develop novel products to fight fibrotic diseases, cancers, and infectious diseases. The Company uses its FastPharming® Development and Manufacturing System (the “FastPharming System”) to increase “speed-to-clinic” for new candidates. The Company is also using the FastPharming System to create proteins for research and development (“R&D”) as well as further manufacturing uses, including 3D-bioprinting. In addition, the Company makes the FastPharming System available to clients on a fee-for-service basis for the production of proteins.

During the year ended June 30, 2020, the Company operated in two segments: (i) its CDMO segment, operated via its subsidiary iBio CDMO LLC (“iBio CDMO”), and (ii) its biologics development and licensing activities, conducted within iBio, Inc. In the past, the Company’s primary focus was the CDMO business, pursuant to which iBio CDMO provided manufacturing services to collaborators and third-party customers as well as to the Company for its own product development purposes. However, during the second half of 2020 and subsequent to year end, the Company shifted its primary focus to its biologics development programs, including new vaccines and therapeutics.

The Company’s current platforms and programs include: (i) CDMO services using its licensed and owned FastPharming System and GlycaneeringTM Services; (ii) the development of therapeutics, for which the Company intends to conduct preclinical and clinical trials; (iii) the development of vaccines, for which the Company intends to conduct preclinical and clinical trials, and (iv) the production of proteins for research and further manufacturing for use in 3D-bioprinting and other applications. The Company is developing a portfolio of technologies, products, and services driven by the following platforms and programs, which it intends to use individually, and in combination:

☐	CDMO Services

o	Process development and manufacturing of protein products in hydroponically-grown, transiently-transfected plants, (typically Nicotiana benthamiana, a relative of the tobacco plant) using the Company’s proprietary expression technologies, GlycaneeringTM Services, and production know-how (the FastPharming System), deployed in its 130,000 square-foot manufacturing facility in Bryan, Texas.

o	“Factory Solutions” for the clients who seek to insource biologics manufacturing using the FastPharming System and instead of outsourcing production to iBio CDMO.

☐	Therapeutics

o	Treatments for fibrotic diseases, including a fusion of the endostatin-derived E4 antifibrotic peptide to the hinge and heavy chain of human IgG1 (“IBIO-100”, formerly described as “CFB-03”) for systemic scleroderma (for which we have received orphan drug designation), idiopathic pulmonary fibrosis, and related conditions.

o	An ACE2-Fc fusion protein as a treatment for COVID-19 and, prospectively, other diseases emanating from the Coronaviridae family, in-licensed from Planet Biotechnology, Inc.

☐	Vaccines

o	A novel virus-like particle antigen being designed for use in a vaccine candidate targeting the SARS-CoV-2 virus (“IBIO-200”).

o	The lichenase (“LicKMTM”)-subunit vaccine for COVID-19 (“IBIO-201”).

o	An E2 antigen, in combination with a selected adjuvant, for vaccination of pigs against classical swine fever (“IBIO-400”).

☐	Research & Bioprocess Products

o	Protein scaffolds for use as bioinks in the development of 3D-bioprinted tissues and organs.

o	Cytokines and growth factors for cell culture applications.

o	Biomaterials for a range of life science research, development, and bioprocessing applications.

Our Platforms and Programs

CDMO Services

Our contract development and manufacturing services include:

Process Development	Feasibility assessment and development of manufacturing processes using the FastPharming System. Product optimization via our GlycaneeringTM Services that may be used to enhance the quality and performance of therapeutic proteins via plant-based glycosylation controls.

Manufacturing	Biologics production using the FastPharming System.

Fill / Finish	Aseptic vial and bottle filling and finishing services.

BioAnalytics	Method development and validation, including protein characterization using mass spectrometry.

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

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate, pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate in exchange for one share of the Company’s iBio CMO Preferred Tracking Stock, par value $0.001 per share. After giving effect to the transaction, the Company owns 99.99% of iBio CDMO. See Note 12 - Stockholders' Equity for a further discussion. At any time, at our election or the election of the Eastern Affiliate, the outstanding share of iBio CMO Preferred Tracking Stock may be exchanged for 29,990,000 units of limited liability company interests of iBio CDMO. Following such exchange, we would own a 70% interest in iBio CDMO and the Eastern Affiliate would own a 30% interest.

iBio CDMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a 130,000-square foot Class A life sciences building located on land owned by the Texas Agricultural and Mechanical College of Texas (“Texas A&M”) system, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CDMO a 34-year lease (the “Sublease”) for the facility as well as certain equipment (see Note 11 – Finance Lease Obligations). iBio CDMO commenced commercial operations in January 2016. iBio CDMO expects to operate on the basis of three parallel lines of business: (1) development and manufacturing of third-party products; (2) development and production of iBio’s proprietary products; and (3) commercial technology transfer services including facility design, as needed.

iBIO DO BRASIL BIOFARMACÊUTICA LTDA (“iBio Brazil”) – iBio Brazil is a subsidiary organized in Brazil in which the Company has a 99% interest. iBio Brazil was formed to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with Fundacao Oswaldo Cruz/Fiocruz (“Fiocruz”), with whom we have previously partnered with on a Yellow Fever Vaccine program and development of additional products with private sector participants for the Brazilian market. iBio Brazil commenced operations during the first quarter of the fiscal year ended June 30, 2015. iBio Brazil is inactive at this time and management plans to liquidate the legal entity in Q3 of fiscal year 2021.

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

Liquidity

The following is a summary of recent equity transactions that occurred:

1.	On October 29, 2019, the Company closed on an underwritten public offering with total net proceeds of $4.5 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company.

2.	On March 19, 2020, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park agreed to purchase from the Company up to an aggregate of $50,000,000 of the Company’s common stock, par value $0.001 per share (the “common stock”) (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park March 2020 Purchase Agreement”). We terminated the Lincoln Park March 2020 Purchase Agreement effective July 27, 2020. For the period from March 19, 2020 through July 27, 2020, Lincoln Park acquired 19.47 million shares of the Company’s common stock for gross proceeds of approximately $25.2 million.

3.	In Fiscal 2020, the Company received proceeds of $6.3 million from the exercise of various warrants.

4.	On May 13, 2020, the Company entered into a purchase agreement (the “Lincoln Park May 2020 Purchase Agreement”), pursuant to which the Company agreed to sell to Lincoln Park and Lincoln Park agreed to purchase 1,000,000 shares of the Company’s common stock at a price of $1.09 per share for an aggregate purchase price of $1.1 million.

5.	On June 17, 2020 as amended on July 29, 2020, the Company entered into an equity distribution agreement with UBS Securities, LLC (“UBS”) as sales agent pursuant to which the Company may sell from time to time shares of its common stock through UBS, for the sale of up to $72,000,000 of shares of the Company's common stock. This “At-The-Market” facility included the remaining portion of the Lincoln Park facility. The offering was terminated by the Company on November 25, 2020. The Company issued 30.2 million shares of the Company’s common stock for net proceeds of approximately $68.83 million.

6.

On November 25, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent (the “Sales Agent”). The issuance and sale, if any, of common stock by us under the Sales Agreement was subject to the effectiveness of our registration statement on Form S-3 (File No. 333-250973) (the “Registration Statement”), filed with the Securities and Exchange Commission on November 25, 2020. The Registration Statement was declared effective on December 7, 2020.

7.

On December 8, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) as underwriter, pursuant to which the Company (i) agreed to issue and sell in an underwritten public offering (the “Offering”) 29,661,017 shares of common stock of the Company to Cantor Fitzgerald and (ii) granted Cantor Fitzgerald an option for 30 days to purchase up to an additional 4,449,152 shares of common stock that may be sold upon the exercise of such option by Cantor Fitzgerald. On December 10, 2020, pursuant to the terms of the Underwriting Agreement, 29,661,017 shares of common stock were purchased by Cantor Fitzgerald from the Company at a price of $1.0955 per share for net proceeds of approximately $32.3 million to the Company from the Offering, excluding any proceeds that were received from the exercise of the underwriter’s option to purchase additional shares, and after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

8.

In January 2021, Cantor Fitzgerald notified the Company of its decision to partially exercise the option, and on  January 11, 2021, the Company issued an additional 4,240,828 shares of common stock to satisfy the underwriter’s option exercise. The Company received net proceeds of approximately $4.7million.

See Note 12 – Stockholders’ Equity for additional information.

In the past, the history of significant losses, the negative cash flow from operations, the limited cash resources and the dependence by the Company on its ability to obtain additional financing to fund its operations if cash resources were exhausted raised substantial doubt about the Company's ability to continue as a going concern. Based on the total cash and cash equivalents plus debt securities of approximately $107.6 million as of December 31, 2020, combined with subsequent sales of the Company’s common stock through the date of the filing of this report totaling approximately $4.7 million, management believes the Company has adequate cash to support the Company’s activities through March 31, 2023 .

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management's estimate of uncollectible amounts considering age, collection history, and other factors considered appropriate. The Company’s policy is to write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At December 31, 2020 and June 30, 2020, the Company determined that an allowance for doubtful accounts was not needed.

Revenue Recognition

The Company accounts for its revenue recognition under Accounting Standards Codification ("ASC") 606, “Revenue from Contracts with Customers. Under this standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.

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

In general, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. The nature of the Company’s contracts with customers generally falls within the three key elements of the Company’s business plan: CDMO Facility Activities; Product Candidate Pipeline, and Facility Design and Build-out / Technology Transfer services.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. During the three months ended December 31, 2020, the Company recorded a reserve for the loss on a contract of $497,000.

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

Revenue can be recognized either 1) over time or 2) at a point in time and is summarized below (in thousands).

	Three Months ended December 31,		Six Months ended December 31,
	2020	2019	2020	2019
Revenue recognized at a point in time	$705	$289	$1,115	$349
Revenue recognized over time	-	25	-	73
Total revenue	$705	$314	$1,115	$422

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

Contract assets consist primarily of the cost of project contract work performed by third parties for which the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both December 31, 2020 and June 30, 2020, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At December 31, 2020 and June 30, 2020, contract liabilities were $1,233,000 and $1,810,000, respectively. The Company recognized revenue of $187,000 and $499,000 during the three and six months ended December 31, 2020, respectively, that was included in the contract liabilities balance as of June 30, 2020. The Company recognized revenue of $25,000 and $118,000  during the three and six months ended December 31, 2019, respectively, that was included in the contract liabilities balance as of June 30, 2019.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2020 consisted of money fund accounts. The Company did not have any cash equivalents at June 30, 2020.

Investments in Debt Securities

Debt investments are classified as available-for-sale. Changes in fair value are recorded in other comprehensive income (loss). Fair value is calculated based on publicly available market information. Discounts and/or premiums paid when the debt securities are acquired are amortized to interest income over the terms of the debt securities.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. Work in process amounted to $1,071,000 and $798,000 as of December 31, 2020 and June 30, 2020, respectively.

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

Right-of-Use Assets

Assets held under the terms of finance (capital) leases are amortized on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under finance (capital) leases are shown within liabilities and are analyzed between amounts falling due within and after one year. See Note 11 - Finance Lease Obligation for additional information.

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years.

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the six months ended December 31, 2020 and 2019.

Foreign Currency

The Company accounts for foreign currency translation pursuant to FASB ASC 830, "Foreign Currency Matters." The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three and six months ended December 31, 2020 and 2019, any translation adjustments were considered immaterial and did not have a significant impact on the Company's condensed consolidated financial statements.

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

Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. In addition, the Company estimates forfeitures at each reporting period, rather than electing to record the impact of such forfeitures as they occur. See Note 14 - Share-Based Compensation for additional information.

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

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the insured amounts. The exposure to the Company is solely dependent upon daily balances and the strength of the financial institutions. The Company has not incurred any losses on these accounts. At December 31, 2020 and June 30, 2020, amounts in excess of insured limits were approximately $41,810,000 and $54,680,000, respectively.

Revenue

During the three months ended December 31, 2020, the Company generated 100% of its revenue from four customers with one client accounting for 63.8% of revenue. During the three months ended December 31, 2019, the Company generated 100% of revenue from four customers with one customer accounting for 51.5% of revenue.

During the six months ended December 31, 2020, the Company generated 100% of its revenue from four customers, none of which singularly accounted for more than 50% of revenues. During the six months ended December 31, 2019, the Company generated 100% of its revenue from five customers, none of which singularly accounted for more than 50% of revenues.

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

4.	Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values as of December 31, 2020 and June 30, 2020 due to their short-term nature. The carrying value of the convertible promissory note receivable and finance (capital) lease obligation approximated fair value as of December 31, 2020 and June 30, 2020 as the interest rates related to the financial instruments approximated market.

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

• Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

5.	Convertible Promissory Note Receivable

On October 1, 2020, we entered into a master services agreement with Safi (see Note 17). In addition, we invested $1.5 million in Safi in the form of a convertible promissory note (the "Note"). The Note bears interest at the rate of 5% per annum and is convertible into shares of Safi’s common stock (as defined). Principal and accrued interest mature on October 1, 2023. For the three and six months ended December 31, 2020, interest income amounted to $19,000. As of December 31, 2020, the Note balance and accrued interest totaled $1,519,000.

6.	Investments in Debt Securities

Investments in debt securities consist of AA and A rated corporate bonds bearing interest at rates from 0.45% to 4.25% with maturities from April 2021 to December 2022. The components of investments in debt securities are as follows (in thousands):

December 31, 2020
Adjusted cost	$16,415
Gross unrealized losses	(20)
Fair value	$16,395

The fair value of available-for-sale debt securities, by contractual maturity, as of December 31, 2020, was as follows (in thousands):

Fiscal period ending on December 31:	Fair Value
2021	$6,073
2022	10,322
$16,395

Amortization of premiums paid on the debt securities amounted to $50,000 for the three and six months ended December 31, 2020.

7.	Finance Lease ROU's

As discussed above, the Company adopted ASC 842 effective July 1, 2019 using the modified retrospective approach for all leases entered into before the effective date.

iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the Sublease. See Note 11 – Finance Lease Obligation for more details of the terms of the Sublease.

The economic substance of the Sublease is that the Company is financing the acquisition of the facility and equipment. As the Sublease involves real estate and equipment, the Company separated the equipment component and accounted for the facility and equipment as if each were leased separately.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	December 31, 2020	June 30, 2020
ROU – Facility	$25,761	$25,761
ROU – Equipment	7,728	7,728
	33,489	33,489
Accumulated amortization	(6,703)	(5,873)
Net finance lease ROU	$26,786	$27,616

Amortization expense was approximately $415,000 for both of the three months ended December 31, 2020 and 2019. Amortization of finance lease ROU assets was approximately $830,000 for both of the six months ended December 31, 2020 and 2019.

8.	Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	December 31, 2020	June 30, 2020
Facility improvements	$1,496	$1,465
Medical equipment	2,788	1,760
Office equipment and software	537	398
Construction in progress	1,153	787
	5,974	4,410
Accumulated depreciation	(964)	(753)
Net fixed assets	$5,010	$3,657

Depreciation expense was approximately $114,000 and $71,000 for the three months ended December 31, 2020 and 2019, respectively. Depreciation expense was approximately $211,000 and $137,000 for the six months ended December 31, 2020 and 2019, respectively.

9.	Intangible Assets

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

In January 2014, the Company entered into a license agreement with a U.S. university whereby iBio acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology") which license agreement was amended in August  2016 and again in December 2020. The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing an Investigational New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially was required to be met by December 1, 2015, and on December 2, 2020, was extended to be required to be met by December 31, 2021.

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the six months ended December 31, 2020 and 2019.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	December 31, 2020	June 30, 2020
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,814	2,628
	5,914	5,728
Intellectual property – accumulated amortization	(2,633)	(2,555)
Patents – accumulated amortization	(2,096)	(2,029)
	(4,729)	(4,584)
Net intangible assets	$1,185	$1,144

Amortization expense was approximately $73,000 and $76,000 for the three months ended December 31, 2020 and 2019, respectively. Amortization expense was approximately $145,000 and $153,000 for the six months ended December 31, 2020 and 2019, respectively.

10.	Notes Payable – PPP Loan

On April 16, 2020, the Company received $600,000 related to its filing under the Paycheck Protection Program and Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The payment terms of the note are as follows:

1.	No payments during the deferral period, which is defined as the ten-month period beginning on the date of the note of April 9, 2020. The first principal payment is due by April 4, 2021.

2.	Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date, the Company shall pay to JPMorgan Chase Bank, N.A. (the “Lender”), monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the note on the last day of the deferral period by the maturity date (twenty-four months from the date of the note, or April 9, 2022).

3.	On the maturity date, the Company shall pay the Lender any and all unpaid principal plus accrued and unpaid interest plus interest accrued during the deferral period.

4.	Payments shall be allocated among principal and interest at the discretion of Lender unless otherwise agreed or required by applicable law. Notwithstanding, in the event the Loan, or any portion thereof, is forgiven pursuant to the Paycheck Protection Program under the federal CARES Act, the amount so forgiven shall be applied to principal.

5.	The Company may prepay this note at any time without payment of any premium.

The Lender is participating in the Paycheck Protection Program to help businesses impacted by the economic impact from COVID-19. Forgiveness of this loan is only available for principal that is used for the limited purposes that qualify for forgiveness under the Small Business Administration’s (the “SBA”) requirements, and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with Small Business Administration requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. Forgiveness of the loan is dependent upon approval of the SBA and while the Company expects forgiveness of this loan under the current terms of requirement by the SBA, there can be no assurance or certainty that forgiveness will in fact occur. As of the date of the filing of this Form 10-Q, the Company has not filed for the forgiveness as the Company's bank has temporarily paused accepting new PPP Forgiveness requests to make updates based on new guidance from the SBA.

At both December 31, 2020 and June 30, 2020, the Company owes the Lender $600,000. $465,000 is payable for the 12 months ending December 31, 2021 and $135,000 is payable for the 12 months ending December 31, 2022.

11.	Finance Lease Obligation

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the 34-year Sublease. iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Second Eastern Affiliate granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Second Eastern Affiliate. The 34-year term of the Sublease expires in 2050 but may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the Sublease. Under the Sublease, iBio CDMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The base rent under the Second Eastern Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CDMO is also responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease. The Company incurred rent expense of $44,000 and $35,000 for the three months ended December 31, 2020 and 2019, respectively, and $86,000 and $66,000 for the six months ended December 31, 2020 and 2019, respectively, related to the increases in the CPI.

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

Accrued expenses at December 31, 2020 and June 30, 2020 due to the Second Eastern Affiliate amounted to $703,000 and $705,000, respectively. General and administrative expenses related to Second Eastern Affiliate, including rent related to the increases in CPI and real estate taxes, were approximately $177,000 and $165,000 for the three months ended December 31, 2020 and 2019, respectively, and approximately $362,000 and $336,000 for the six months ended December 31, 2020 and 2019, respectively. Interest expense related to the Second Eastern Affiliate was approximately $612,000 and $615,000 for the three months ended December 31, 2020 and 2019, respectively, and approximately $1,226,000 and $1,235,000 for the six months ended December 31, 2020 and 2019, respectively.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands).

Six Months Ended
December 31, 2020
Finance Lease Cost:
Amortization of right-of-use assets	$830
Interest on lease liabilities	1,226
Operating Lease Cost	86
Total Lease Cost	$2,142

Other Information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating lease	$86
Financing cash flows from finance lease obligation	$147

December 31, 2020
Finance lease right-of-use assets	$26,786
Finance lease obligation – current portion	$312
Finance lease obligation - non-current portion	$31,848
Weighted average remaining lease term - finance lease	29.18 years
Weighted average discount rate - Finance lease obligation	7.608%

Future minimum payments under the finance lease obligation are due as follows:

Fiscal period ending on December 31:	Principal	Interest	Total
2021	$312,161	$2,437,839	$2,750,000
2022	336,594	2,413,406	2,750,000
2023	362,941	2,387,059	2,750,000
2024	391,350	2,358,650	2,750,000
2025	421,982	2,328,018	2,750,000
Thereafter	30,335,069	36,352,431	66,687,500

Total minimum lease payments	32,160,097	$48,277,403	$80,437,500
Less: current portion	(312,161)
Long-term portion of minimum lease obligations	$31,847,936

12.	Stockholders’ Equity

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

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of December 31, 2020, no dividends have been declared. Accrued dividends total approximately $1,002,000 and $871,000 at December 31, 2020 and June 30, 2020, respectively.

2.

The holders of Preferred Tracking Stock, voting separately as a class, are entitled to approve by the affirmative vote of a majority of the shares of Preferred Tracking Stock outstanding, any amendment, alteration or repeal of any of the provisions of, or any other change to, the Certificate of Incorporation of the Company or the Certificate of Designation that adversely affects the rights, powers or privileges of the Preferred Tracking Stock, any increase in the number of authorized shares of Preferred Tracking Stock, the issuance or sale of any additional shares of Preferred Tracking Stock or any securities convertible into or exercisable or exchangeable for Preferred Tracking Stock, the creation or issuance of any shares of any additional class or series of capital stock unless the same ranks junior to the Preferred Tracking Stock, or the reclassification or alteration of any existing security of the Company that is junior to or pari passu with the Preferred Tracking Stock, if such reclassification or alteration would render such other security senior to the Preferred Tracking Stock.

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

On June 26, 2018, the Company issued 6,300 shares of Series A Preferred as part of a public offering. In Fiscal 2019, 2,223 shares of Series A Preferred were converted into 2,470,000 shares of common stock. In Fiscal 2020, the remaining 3,987 shares of Series A Preferred were converted into 5,887,997 shares of common stock. At both December 31, 2020 and June 30, 2020, there were no shares of Series A Preferred outstanding.

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

On October 29, 2019, the Company issued 4,510 shares of Series C Preferred as part of a public offering. See the section below entitled “Public Offering – October 29, 2019” for further information. From October 29, 2019 through June 30, 2020, all of the shares of Series C Preferred were converted into 22,550,000 shares of the Company’s common stock. At both December 31, 2020 and June 30, 2020, there were no shares of Series C Preferred outstanding.

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

Common Stock

The number of authorized shares of the Company’s common stock was 275 million. In addition, on December 9, 2020, the stockholders of the Company approved the Company’s 2020 Omnibus Incentive Plan (the “2020 Plan”) and as of the filing date of this Report, the Company had reserved  32,000,000 shares of common stock for issuance pursuant to the grant of new awards under the 2020 Plan.

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

The Shares, Series C Preferred Shares and Warrants were issued pursuant to an underwriting agreement, dated October 25, 2019. The net proceeds to the Company from the sale of the Shares, Series C Preferred Shares, and Warrants was approximately $4.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

Concurrently with the execution of the Lincoln Park March 2020 Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park pursuant to which the Company agreed, among other things, to file a prospectus supplement pursuant to Rule 424(b) to register for sale under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock that may be issued and sold to Lincoln Park from time to time under the Lincoln Park March 2020 Purchase Agreement. The offer and sale of shares of common stock under the Lincoln Park March 2020 Purchase Agreement was made under the Company’s previously filed and currently effective Registration Statement on Form S-3 which was declared effective on March 19, 2020 and the prospectus supplement that was filed on March 20, 2020.

The Lincoln Park March 2020 Purchase Agreement provided that, from time to time on any trading day the Company selected, the Company had the right, in its sole discretion, subject to the conditions and limitations in the Lincoln Park March 2020 Purchase Agreement, to direct Lincoln Park to purchase up to 1,000,000 shares of common stock (each such purchase, a “Regular Purchase”) over the 36-month term of the Purchase Agreement. The purchase price of shares of common stock pursuant to the Lincoln Park March 2020 Purchase Agreement was based on the prevailing market price at the time of sale as set forth in the Lincoln Park March 2020 Purchase Agreement. There were no trading volume requirements or restrictions under the Lincoln Park March 2020 Purchase Agreement. Lincoln Park’s obligation under each Regular Purchase would not exceed $5,000,000. There was no upper limit on the price per share that Lincoln Park had to pay for common stock under the Lincoln Park March 2020 Purchase Agreement, but in no event would shares of common stock be sold to Lincoln Park on a day the Company’s closing price of its common stock was less than the floor price of $0.20, which was subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction and, effective upon the consummation of any such reorganization, recapitalization, non-cash dividend, stock split or other similar transaction, the Floor Price was the lower of (i) the adjusted price and (ii) $0.20.

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

Under applicable rules of the NYSE American, LLC ("NYSE American" or the "Exchange") in no event could the Company issue or sell to Lincoln Park under the Lincoln Park March 2020 Purchase Agreement more than 19.99% (the “Exchange Cap”) of the shares of common stock outstanding immediately prior to the execution of the Lincoln Park March 2020 Purchase Agreement, (i) unless stockholder approval was obtained to issue more than the Exchange Cap or (ii) except to the extent the issuances and sales of common stock pursuant to the Lincoln Park March 2020 Purchase Agreement were deemed to be at a price equal to or in excess of the greater of book or market value of the common stock as calculated in accordance with the applicable rules of the NYSE American.

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

The net proceeds under the Lincoln Park March 2020 Purchase Agreement to the Company was dependent on the frequency and prices at which the Company sold  shares of common stock to Lincoln Park. Actual sales of shares of common stock to Lincoln Park under the Lincoln Park March 2020 Purchase Agreement and the amount of such net proceeds will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of the common stock and determinations by the Company as to other available and appropriate sources of funding for the Company. The use of the net proceeds of sales under the Lincoln Park March 2020 Purchase Agreement was for working capital and general corporate purposes. As consideration for Lincoln Park’s commitments under the Lincoln Park March 2020 Purchase Agreement, we issued to Lincoln Park 815,827 shares of common stock.

From March 19, 2020 to June 30, 2020, Lincoln Park was issued 16,800,000 shares of common stock for proceeds totaling approximately $18.4 million. For the period from July 1, 2020 to July 27, 2020, Lincoln Park was issued 2.673 million shares of common stock for proceeds totaling approximately $6.8 million. The Company terminated the Lincoln Park March 2020 Purchase Agreement on July 24, 2020, without fee, penalty or cost, effective July 27, 2020.

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

Equity Distribution Agreement

On June 17, 2020, as amended on July 29, 2020, the Company entered into an equity distribution agreement (the “UBS Agreement”) with UBS as sales agent pursuant to which the Company may sell from time to time shares of its common stock through UBS, for the sale of up to $72,000,000 of shares of the Company's common stock. Sales of shares of common stock made pursuant to the agreement were made pursuant to the S-3 Registration Statement and the prospectus supplements thereto dated May 14, 2020 and July 29, 2020.

Sales of the shares were and were made by means of ordinary brokers’ transactions at prevailing market prices at the time of sale, or as otherwise agreed with UBS. UBS used its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company imposed).

The Company paid a commission rate of up to 3.0% of the gross sales price per share sold and agreed to reimburse UBS for the reasonable fees and disbursements of its counsel, in connection with entering into this agreement, in an amount not to exceed $50,000, in addition to certain ongoing fees and disbursements of its counsel. The agreement contained customary representations, warranties and agreements and other obligations of the parties and termination provisions. The Company has also agreed pursuant to the agreement to provide UBS with customary indemnification and contribution rights.

From June 17, 2020 to June 30, 2020, approximately 17.42 million shares of common stock were issued for gross proceeds totaling approximately $37.8 million. The Company incurred costs of approximately $1.3 million. In addition, the Company sold 2.36 million shares of common stock for net proceeds of approximately $5.5 million at the end of June 2020. The settlement dates of these sales were on July 1, 2020 and July 2, 2020. As such, the Company recorded a subscription receivable for such amount. The proceeds from the subscription receivable were collected on July 1, 2020 and July 2, 2020. For the period from July 1, 2020 to November 13, 2020, the date of the last sale of shares under the UBS Agreement, approximately 10.41 million shares of common stock were issued for gross proceeds totaling approximately $28.4 million. The Company incurred costs of approximately $1.7 million.

On November 25, 2020, the Company notified UBS Securities in writing that it was terminating, effective November 25, 2020, the Equity Distribution Agreement. In total, the Company issued and sold an aggregate of 30,184,399 shares of common stock for gross proceeds of approximately $72.0   million and net proceeds of approximately $68.8 million pursuant to the Equity Distribution Agreement.

Cantor Fitzgerald Underwriting

On November 25, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent (the “Sales Agent”). The issuance and sale, if any, of common stock by us under the Sales Agreement was subject to the effectiveness of our registration statement on Form S-3 (File No. 333-250973) (the “Registration Statement”), filed with the Securities and Exchange Commission on November 25, 2020. The Registration Statement was declared effective on December 7, 2020. As of the date of this Report, no sales have been made under this Sales Agreement.

On December 8, 2020, the Company entered into the Underwriting Agreement with Cantor Fitzgerald, pursuant to which the Company (i) agreed to issue and sell in an underwritten public offering (the “Offering”) 29,661,017 shares of common stock of the Company to Cantor Fitzgerald and (ii) granted Cantor Fitzgerald an option for 30 days to purchase up to an additional 4,449,152 shares of common stock that may be sold upon the exercise of such option by Cantor Fitzgerald.

On December 10, 2020, this offering was closed. Approximately 29.66 million shares of common stock were issued for gross proceeds totaling approximately $35.2 million. The Company incurred costs of approximately $2.9 million.

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

As of both December 31, 2020 and June 30, 2020, there were no Warrants outstanding.

13.	Earnings (Loss) Per Common Share

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

	Three Months ended December 31,		Six Months ended December 31,
	2020	2019	2020	2019
Basic and diluted numerator:

Net loss attributable to iBio, Inc.	$(8,129)	$(3,762)	$(15,662)	$(8,225)
Preferred stock dividends – iBio CMO Preferred Tracking Stock	(65)	(65)	(131)	(131)
Deemed dividends – down round of Series A Preferred and Series B Preferred	-	(21,560)	-	(21,560)
Net loss available to iBio, Inc. stockholders	$(8,194)	$(25,387)	$(15,793)	$(29,916)

Basic and diluted denominator:

Weighted-average common shares outstanding	188,087	36,917	175,264	29,420

Per share amount	$(0.04)	$(0.69)	$(0.09)	$(1.02)

In Fiscal 2021 and Fiscal 2020, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of December 31, 2020 and 2019, shares issuable which could potentially dilute future earnings were as follows:

	December 31,
	2020	2019
	(in thousands)
Stock options	4,251	1,259
Restricted stock units	349	-
Series A Warrants	-	21,930
Series B Warrants	-	24,930
Series A Preferred	-	60
Series B Preferred	-	28,925
Series C Preferred	-	100
Shares excluded from the calculation of diluted loss per share	4,600	77,204

14.	Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended December 31,
	2020	2019
Research and development	$47	$5
General and administrative	218	32
Total	$265	$37

	Six Months Ended December 31,
	2020	2019
Research and development	$94	$12
General and administrative	522	93
Total	$616	$105

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

Vesting of service awards was determined by the Board of Directors and stated in the award agreements. In general, vesting occurred ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurred when the performance criteria was satisfied. The Company used historical data to estimate forfeiture rates. The 2018 Plan was terminated with the adoption of the iBio, Inc. 2020 Omnibus Equity Incentive Plan (see below).

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

Stock options issued during the six months ended December 31, 2020 were as follows:

On October 14, 2020, the Company granted three new members of its Board of Directors stock option agreements under the 2018 Plan whereby each director has the option to purchase up to 100,000 shares of the Company's common stock at a price of $2.05 per share. The options vest over a period of three years and expire in ten years.

Effective December 1, 2020, the Company granted an officer a stock option agreement under the 2018 Plan whereby the officer has the option to purchase 465,000 shares of the Company's common stock at a price of $1.45 per share. The option expires in ten years and vests as follows: (1) 25% of the option granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the option granted will vest for each additional three (3) months of employment.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Weighted average risk-free interest rate	0.64% – 0.82%
Dividend yield	0%
Volatility	97.5%
Expected term (in years)	9

iBio, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”)

On December 9, 2020, the Company's stockholders approved the 2020 Plan as a successor to the 2018 Plan. The total number of shares of common stock reserved under the 2020 Plan is 32 million shares of common stock for issuance pursuant to the grant of new awards under the 2020 Plan. The 2020 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash based awards, and dividend equivalent rights. The value of all awards awarded under the 2020 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board of Directors and $1,500,000 for any non-executive chair of our Board of Directors should one be appointed. Notwithstanding the foregoing, the independent members of the Board of Directors may make exceptions to such limits in extraordinary circumstances. The term of the 2020 Plan will expire on the tenth anniversary of the date the Plan is approved by the stockholders.

Effective January 18, 2021, the Company granted two officers stock option agreements under the 2020 Plan whereby the officers have the option to purchase 600,000 shares of the Company's common stock at a price of $1.47 per share. The options expire in ten years and vest as follows: (1) 25% of the options granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the options granted will vest for each additional three (3) months of employment.

Restricted Stock Units (“RSUs”):

On March 27, 2020, the Company issued RSU’s to acquire 41,150 shares of common stock to various employees at a market value of $1.15 per share. The RSU’s vest over a four-year period. The grant-date fair value of the RSU’s totaled approximately $47,000.

Effective December 1, 2020, the Company issued RSUs to acquire 309,000 shares of common stock to an officer at a market value of $1.45 per share. The RSUs vest in even increments on the first three anniversaries of the grant date. The grant-date fair value of the RSUs totaled approximately $448,000.

Effective January 18, 2021, the Company issued RSUs to acquire 65,000 shares of common stock to an officer at a market value of $1.47   per share. The RSUs vest in even increments on the first three anniversaries of the grant date. The grant-date fair value of the RSUs totaled approximately $96,000.

15.	Related Party Transactions

Agreements with Eastern Capital Limited and its Affiliates

As more fully discussed in Note 12 – Stockholders’ Equity, the Company entered into two share purchase agreements (the “Eastern Purchase Agreements”) with Eastern and the Standstill Agreement.

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

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CDMO the Sublease of a Class A life sciences building in Bryan, Texas, located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. The terms of the sublease are described in Note 11 – Finance Lease Obligation.

The Standstill Agreement took effect upon the issuance of the shares to Eastern pursuant to a share purchase agreement for the acquisition of 650,000 shares of common stock. The Standstill Agreement which expired on April 13, 2019, has been amended twice so that Eastern and its controlled affiliates are limited to its beneficial ownership of the Company's outstanding shares of common stock to a maximum of 48%, absent approval by a majority of the Company's Board of Directors. Eastern agreed to extend the standstill restrictions for two (2) additional years beginning with the date of Eastern’s or its controlled affiliate’s purchase of securities in the public offering with Alliance. See Note 12 – Stockholders’ Equity for further information.

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

KBI Consulting

On April 1, 2020, the Company entered into a consulting agreement with KBI Consulting for business support services provided by Mr. Isett's wife. Per the consulting agreement the business support services are billed at $5,800 per month. Consulting expenses totaled approximately $18,000 and $0 for the three months ended December 31, 2020 and 2019, respectively, and approximately $35,000 and $0 for the six months ended December 31, 2020 and 2019, respectively. At both December 31, 2020 and June 30, 2020, the Company owed the Consultant $5,800.

TechCXO LLC (“TechCXO”)

In July 2020, TechCXO was retained by the Company to provide an interim principal financial officer until the Company can hire a new full-time CFO. TechCXO assigned John Delta, TechCXO’s Managing Partner of its Mid-Atlantic region. The Company appointed Mr. Delta as the Company’s Principal Accounting Officer as of October 1, 2020 and Principal Financial Officer as of October 13, 2020. Consulting expenses totaled approximately $191,000 and $506,000 for the three and six months ended December 31, 2020, respectively. At December 31, 2020, the Company owed TechCXO approximately $88,000.

16.	Income Taxes

The Company recorded no income tax expense for the six months ended December 31, 2020 and 2019 because the estimated annual effective tax rate was zero. As of September 30, 2020, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

17.	Commitments and Contingencies

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

The outbreak and spread of COVID-19 and continued progress in various countries around the world, including the United States, has led authorities around the globe to take various extraordinary measures to stem the spread of the disease, such as emergency travel and transportation restrictions, school closures, quarantines and social distancing measures. The outbreak of COVID-19 has had an adverse effect on global markets and may continue to affect the economy in the United States and globally, especially if new strains of SARS-CoV-2 emerge.

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

* PAYMENT may be made in either the dollar amount specified per MILESTONE EVENT or ITS EQUIVALENT IN CAPITAL STOCK AT LICENSEE’S SOLE DISCRETION.

Agreements

Lease – Bryan, Texas

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas from the Second Eastern Affiliate under the Sublease. See Note 11 – Finance Lease Obligation for more details of the Sublease.

18.	Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended December 31, 2020 and 2019, employer contributions made to the Plan totaled approximately $29,000 and $27,000, respectively, and $61,000 and $57,000 for the six months ended December 31, 2020 and 2019, respectively.

19.	Segment Reporting

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

Three Months Ended December 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$190	$515	$-	$705
Revenues – intersegment	238	288	(526)	-
Research and development	525	2,220	(301)	2,444
General and administrative	2,981	3,050	(225)	5,806
Operating loss	(3,078)	(4,467)	-	(7,545)
Interest expense	-	(615)	-	(615)
Interest and other income	29	-	-	29
Consolidated net loss	(3,049)	(5,082)	-	(8,131)
Total assets	163,991	33,789	(52,374)	145,406
Finance lease ROU assets	-	26,786	-	26,786
Fixed assets, net	-	5,010	-	5,010
Intangible assets, net	1,185	-	-	1,185
Amortization of ROU assets	-	415	-	415
Depreciation expense	-	114	-	114
Amortization of intangible assets	73	-	-	73

Three Months Ended December 31, 2019 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$242	$72	$-	$314
Revenues – intersegment	184	331	(515)	-
Research and development	376	884	(372)	888
General and administrative	1,027	1,697	(143)	2,581
Operating loss	(977)	(2,178)	-	(3,155)
Interest expense	-	(615)	-	(615)
Interest and other income	5	1	-	6
Consolidated net loss	(972)	(2,792)	-	(3,764)
Total assets	41,959	32,089	(37,664)	36,384
Finance lease ROU assets	-	28,446	-	28,446
Fixed assets, net	1	2,657	-	2,658
Intangible assets, net	1,249	-	-	1,249
Amortization of ROU assets	-	415	-	415
Depreciation expense	2	69	-	71
Amortization of intangible assets	76	-	-	76

Six Months Ended December 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$397	$718	$-	$1,115
Revenues – intersegment	476	498	(974)	-
Research and development	867	3,858	(519)	4,206
General and administrative	5,653	6,180	(455)	11,378
Operating loss	(5,647)	(8,822)	-	(14,469)
Interest expense	-	(1,229)	-	(1,229)
Interest and other income	32	1	-	33
Consolidated net loss	(5,615)	(10,050)	-	(15,665)
Total assets	163,991	33,789	(52,374)	145,406
Finance lease ROU assets	-	26,786	-	26,786
Fixed assets, net	-	5,010	-	5,010
Intangible assets, net	1,185	-	-	1,185
Amortization of ROU assets	-	830	-	830
Depreciation expense	-	211	-	211
Amortization of intangible assets	145	-	-	145

Six Months Ended December 31, 2019 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Revenues – external customers	$350	$72	$-	$422
Revenues – intersegment	426	492	(918)	-
Research and development	658	1,709	(502)	1,865
General and administrative	2,230	3,753	(416)	5,567
Operating loss	(2,112)	(4,898)	-	(7,010)
Interest expense	-	(1,235)	-	(1,235)
Interest and other income	16	1	-	17
Consolidated net loss	(2,096)	(6,132)	-	(8,228)
Total assets	41,959	32,089	(37,664)	36,384
Finance lease ROU assets	-	28,446		28,446
Fixed assets, net	1	2,657	-	2,658
Intangible assets, net	1,249	-	-	1,249
Amortization of ROU assets	-	830	-	830
Depreciation expense	2	135	-	137
Amortization of intangible assets	153	-	-	153

20.	Compliance to Satisfy a Continued Listing Rule or Standard

On October 16, 2019, the Company received notification from the NYSE American that the Company was not in compliance with Section 1003(a)(ii) of the NYSE American Company Guide (the “Guide”), which applies if a listed company has stockholders’ equity of less than $4,000,000 and has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years, and Section 1003(a)(iii) of the Guide, which applies if a listed company has stockholders’ equity of less than $6,000,000 and has reported losses from continuing operations and/or net losses in its five most recent fiscal years. On December 9, 2019, the Company received a further notice from the Exchange that the Company currently was below the Exchange’s continued listing standards set forth in Section 1003(a)(i) of the Guide, which applies if a listed company has stockholders’ equity of less than $2,000,000 and has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. The December 9, 2019 notification from the Exchange also stated that the Exchange had determined that the Company’s securities had been selling for a low price per share for a substantial period of time and pursuant to Section 1003(f)(v) of the Guide, the Company’s continued listing on the Exchange is predicated on the Company effecting a reverse stock split or otherwise demonstrating sustained improvement in its share price within a reasonable period of time, which the Exchange has determined to be no later than June 9, 2020. The Exchange notified the Company on June 9, 2020, that it had regained compliance with this section of the Exchange’s listing standards.

The Exchange notified the Company on October 1, 2020, that it had regained compliance with all of the Exchange continued listing standards set forth in Part 10 of the Guide. Specifically, the notification stated that the Company had resolved the continued listing deficiency with respect to Sections 1003(a)(i), 1003(a)(ii) and 1003(a)(iii) of the Guide by meeting the requirements of the $50 million market capitalization exemption in Section 1003(a) of the Guide.

The Exchange notifications did not affect the Company’s business operations or its reporting obligations under the SEC regulations and rules and did not conflict with or cause an event of default under any of the Company’s material agreements.

21.	Subsequent Events

In January 2021, Cantor Fitzgerald notified the Company of its decision to partially exercise the option, and on January 11, 2021, the Company issued an additional 4,240,828 shares of common stock to satisfy the underwriter’s option exercise. The Company received net proceeds of approximately $4.70 million.

Company management has decided to discontinue the operations of its Brazilian subsidiary iBio Brazil. This is not expected to have a material impact on the Company’s consolidated operations and in management’s opinion exit costs are not expected to be material. As such, the net liabilities and operations of iBio Brazil were not classified as discontinued operations. It is expected that this will be completed in the third quarter of fiscal year 2021.

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

Overview

We are a biotechnology company and biologics contract development and manufacturing organization (“CDMO”). We apply our licensed and owned technologies to develop novel products to fight fibrotic diseases, cancers, and infectious diseases. We use our FastPharming® Development and Manufacturing System (the “FastPharming System”) to increase “speed-to-clinic” for new candidates. We are also using the FastPharming System to create proteins for research and further manufacturing uses in a variety of biopharmaceutical applications, including 3D-bioprinting. In addition, we make the FastPharming System available to clients on a fee-for-service basis for the rapid, scalable, eco-friendly production of high-quality proteins.

During the quarter ended December 31, 2020, we operated in two segments: (i) our CDMO segment, operated via our subsidiary iBio CDMO, and (ii) our biologics development and licensing activities, conducted within iBio, Inc. However, with the establishment in January 2021 of a distinct Research & Development (“R&D”) organization reporting to the new position of Chief Scientific Officer, we will begin reporting on revenues and expenses associated with the three new profit centers within iBio, Inc., which include therapeutics, vaccines, and research and bioprocess products, effective with the quarter ending March 31, 2021.

Our current platforms and programs include: (i) CDMO services using our licensed and owned FastPharming System and GlycaneeringTM Services; (ii) the development of therapeutics, which we have been evaluating in preclinical studies, and for which we intend to conduct human clinical trials; (iii) the development of vaccines, which we have been evaluating in preclinical studies, and for which we intend to conduct human clinical trials, and (iv) the production of proteins for life science research and further manufacturing uses. We intend to commercialize our existing and developing portfolio of technologies, products, and services individually, and in combination:

☐	CDMO Services

o	Process development and manufacturing of protein products in hydroponically-grown, transiently-transfected plants, (typically Nicotiana benthamiana, a relative of the tobacco plant) via utilization of our proprietary expression technologies, GlycaneeringTM Services, and production know-how (the FastPharming System) deployed in our 130,000 square-foot manufacturing facility in Bryan, Texas.

o	“Factory Solutions” for the clients who seek to insource biologics manufacturing using the FastPharming System.

☐	Therapeutics

o	Development of a fusion of the endostatin-derived E4 antifibrotic peptide to the hinge and heavy chain of human IgG1 (“IBIO-100”, formerly described as “CFB-03”) as a treatment for for systemic scleroderma (for which we have received orphan drug designation), idiopathic pulmonary fibrosis, or other.fibrotic diseases.

o	An ACE2-Fc fusion protein in-licensed from Planet Biotechnology, Inc. (“Planet”), as a treatment for COVID-19 and, prospectively, other diseases emanating from the Coronaviridae family.

☐	Vaccines

o	The lichenase (“LicKMTM”)-subunit vaccine for COVID-19 (“IBIO-201”).

o	An E2 antigen, in combination with a selected adjuvant, for vaccination of pigs against classical swine fever (“IBIO-400”).

o	A novel virus-like particle platform being designed for development of vaccine candidates.

☐	Research & Bioprocess Products

o	Protein scaffolds for use as bioinks in the development of 3D-bioprinted tissues and organs.

o	Cytokines and growth factors for cell culture supplementation and other applications.

o	Other products used for a range of life science research, development, and bioprocessing applications.

Recent Developments

On July 29, 2020, we entered into amendment no. 1 to the equity distribution agreement we entered into on June 17, 2020 (as amended, the “Equity Distribution Agreement”) with UBS Securities LLC ("UBS"), as sales agent, pursuant to which we could sell from time to time, at our option, shares of our common stock, par value $0.001 per share (the “common stock”), through UBS. The amendment increased by $27,000,000 the dollar amount of shares of our common stock that may be sold pursuant to the Equity Distribution Agreement from shares of common stock having an aggregate gross sale price of $45,000,000 to shares of common stock having an aggregate gross sale price of $72,000,000. As of the date of filing of this Report we sold approximately 30.18 million shares of common stock for gross proceeds of approximately $72.0 million and net proceeds of approximately $68.8 million. The Equity Distribution Agreement was terminated on November 25, 2020.

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

On October 1, 2020, we entered into a master services agreement with Safi Biosolutions, Inc. ("Safi") to evaluate iBio’s FastPharming System for the expression of key proteins to be used in the bioprocessing of Safi blood cell therapy products. iBio’s process development, biochemistry and pharmaceutical development teams plan to engage with Safi to evaluate options to use iBio’s FastPharming System to generate cGMP growth factors and cytokines. In addition, we invested $1.5 million in Safi in the form of a convertible promissory note (the "Note"). The Note bears interest at the rate of 5% per annum and is convertible into shares of Safi’s common stock (as defined). Principal and accrued interest matures on October 1, 2023.

On November 25, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent (the “Sales Agent”). The issuance and sale, if any, of common stock by us under the Sales Agreement was subject to the effectiveness of our registration statement on Form S-3 (File No. 333-250973) (the “Registration Statement”), filed with the Securities and Exchange Commission on November 25, 2020. The Registration Statement was declared effective on December 7, 2020. Under the Sales Agreement, we set the parameters for the sale of shares of common stock, including the number of shares to be issued, the time period during which sales were requested to be made, limitation on the number of shares that could be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Cantor Fitzgerald could sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”), including sales made directly on the NYSE American LLC or on any other existing trading market for the common stock. In addition, with our prior written approval, Cantor Fitzgerald could also sell shares by any other method permitted by law, including in negotiated transactions. As of the date of this Report, no sales have been made under the Sales Agreement.

On November 27, 2020, we entered into the first Statement of Work (“SOW1”) under a master services agreement with ATB Therapeutics (“atbtherapeutics”) to produce its bioengineered antibody-toxin fusion proteins using the FastPharming System.

On December 1, 2020, we appointed Randy J. Maddux as our Chief Operating Officer.

On December 8, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald as underwriter, pursuant to which the Company (i) agreed to issue and sell in an underwritten public offering (the “Offering”) 29,661,017 shares of common stock, of the Company to Cantor Fitzgerald and (ii) granted to Cantor Fitzgerald an option for 30 days to purchase up to an additional 4,449,152 shares of common stock that may be sold upon the exercise of such option by Cantor Fitzgerald. On December 10, 2020, pursuant to the terms of the Underwriting Agreement, 29,661,017 shares  of common stock were purchased by Cantor Fitzgerald from the Company at a price of $1.0955 per share for net proceeds of approximately $32.3 million to us from the Offering, excluding any proceeds that we received from the exercise of the underwriter’s option to purchase additional shares, and after deducting the underwriting discounts and commissions and estimated offering expenses payable by us. On January 11, 2021, Cantor Fitzgerald partially exercised their option and purchased 4,240,828 additional shares of common stock for additional net proceeds to the Company of approximately $4.7 million.

On January 18, 2021, we appointed Dr. Martin B. Brenner as our Chief Scientific Officer.

Results of Operations - Comparison of Three Months ended December 31, 2020 and 2019

Revenue

Gross revenues for the three months ended December 31, 2020 and 2019 were approximately $705,000 and $315,000 , respectively, an increase of approximately $390,000. During the three months ended December 31, 2020, the Company generated 100% of its revenue from four customers. During the six months ended December 31, 2019, the Company generated 100% of its revenue from four customers.

Research and Development Expenses (“R&D”)

Research and development expenses for the three months ended December 31, 2020 and 2019 were $2,444,000 and $888,000, respectively, an increase of approximately $1,556,000. The increase is primarily attributable to an increase in laboratory consumables, supplies and other costs of approximately $1.4 million and an increase in research and development personnel costs (including new hires and temporary help) of approximately $226,000 at iBio CDMO partially offset  by a reduction of approximately $94,000 for other R&D costs.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the three months ended December 31, 2020 and 2019 were approximately $5,806,000 and $2,581,000, respectively, an increase of $3,225,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase resulted primarily from increases in professional and consulting fees including recruiting of approximately $1,440,000, facility repairs and maintenance of approximately $560,000, personnel costs of approximately $399,000, public company costs of $336,000, insurance of approximately $275,000 and board of director fees of approximately $125,000.

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended December 31, 2020 were approximately $8,250,000, compared with approximately $3,469,000 in the same period of 2019.

Other Income (Expense)

Other income (expense) for the three months ended December 31, 2020 and 2019 was approximately ($586,000) and ($609,000), respectively.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under a 34-year lease (the "Sublease") with the second affiliate of another affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Second Eastern Affiliate”). Such Sublease is accounted for as a finance lease. For the three months ended December 31, 2020, other income (expense) included interest expense of approximately $612,000 incurred under the finance lease and approximately $3,000 for the PPP loan offset by interest income of approximately $27,000 and royalty income of approximately $2,000. For the three months ended December 31, 2019, other income (expense) included interest expense of approximately $615,000 incurred under the finance lease offset by interest income of approximately $4,000 and royalty income of approximately $2,000.

Net Loss Attributable to Noncontrolling Interest

This represents the share of the loss in iBio CDMO for an affiliate of Eastern (the “Eastern Affiliate”) for the three months ended December 31, 2020 and 2019.

Net Loss Available to iBio, Inc. Stockholders

Net loss available to iBio, Inc. stockholders for the three months ended December 31, 2020 was approximately $8,194,000, or $0.04 per share and includes preferred stock dividends for iBio CMO Tracking Stock of approximately $65,000. Net loss available to iBio, Inc. stockholders for the three months ended December 31, 2019 was approximately $25,387,000, or $0.69 per share, in the same period of 2019 and included preferred stock dividends for iBio CMO Tracking Stock of approximately $65,000 and deemed dividends due to the down round feature of Series A Preferred Stock and Series B Preferred Stock of approximately $21,560,000.

Results of Operations - Comparison of Six Months ended December 31, 2020 and 2019

Revenue

Gross revenues for the six months ended December 31, 2020 and 2019 were approximately $1,115,000 and $422,000, respectively, an increase of approximately $693,000. During the six months ended December 31, 2020, the Company generated 100% of its revenue from four customers. During the six months ended December 31, 2019, the Company generated 100% of its revenue from five customers.

Research and Development Expenses (“R&D”)

Research and development expenses for the six months ended December 31, 2020 and 2019 were $4,206,000 and $1,865,000, respectively, an increase of approximately $2,341.000. The increase is primarily attributable to an increase in laboratory consumables, supplies and other costs of approximately $2.17 million and an increase in research and development personnel costs (including new hires and temporary help) of approximately $360,000 at iBio CDMO offset by reduced payments to Novici of approximately $97,000 whom the Company was previously using for lab feasibility studies the reduction of approximately $96,000 of other R&D costs.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the six months ended December 31, 2020 and 2019 were approximately $11,378,000 and $5,567,000, respectively, an increase of $5,811,000. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, and other costs associated with being a publicly traded company. The increase resulted primarily from increases in professional and consulting fees including recruiting of approximately $3,407,000, facility repairs and maintenance of approximately $891,000, personnel costs of approximately $476,000, public company costs of $328,000, insurance of approximately $309,000 and board of director fees of approximately $275,000.

Total operating expenses, consisting primarily of R&D and G&A expenses for the six months ended December 31, 2020 were approximately $15,584,000, compared with approximately $7,432,000 in the same period of 2019.

Other Income (Expense)

Other income (expense) for the six months ended December 31, 2020 and 2019 was approximately ($1,196,000) and ($1,218,000), respectively.

For the six months ended December 31, 2020, other income (expense) included interest expense of approximately $1,226,000 incurred under the finance lease and approximately $3,000 for the PPP loan offset by interest income of approximately $31,000 and royalty income of approximately $2,000. For the three months ended December 31, 2019, other income (expense) included interest expense of approximately $1,235,000 incurred under the finance lease offset by interest income of approximately $8,000 and royalty income of approximately $9,000.

Net Loss Attributable to Noncontrolling Interest

This represents the share of the loss in iBio CDMO for an affiliate of Eastern (the “Eastern Affiliate”) for the six months ended December 31, 2020 and 2019.

Net Loss Available to iBio, Inc. Stockholders

Net loss available to iBio, Inc. stockholders for the six months ended December 31, 2020 was approximately $15,793,000, or $0.09 per share and includes preferred stock dividends for iBio CMO Tracking Stock of approximately $131,000. Net loss available to iBio, Inc. stockholders for the six months ended December 31, 2019 was approximately $29,916,000, or $1.02 per share, in the same period of 2019 and included preferred stock dividends for iBio CMO Tracking Stock of approximately $131,000 and deemed dividends due to the down round feature of Series A Preferred Stock and Series B Preferred Stock of approximately $21,560,000.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and cash equivalents plus debt securities of approximately $107.6 million as compared to $55.1 million as of June 30, 2020. We believe that our current cash will be sufficient to support our current operations through March 31, 2023.

The following is a summary of recent equity transactions that occurred:

1.	On October 29, 2019, we closed on an underwritten public offering with total net proceeds of $4.5 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company.

2.	On March 19, 2020, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park agreed to purchase from the Company up to an aggregate of $50,000,000 of the Company’s common stock, par value $0.001 per share (the “common stock”) (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park March 2020 Purchase Agreement”). We terminated the Lincoln Park March 2020 Purchase Agreement effective July 27, 2020. For the period from March 19, 2020 through July 27, 2020, Lincoln Park acquired 19.47 million shares of the Company’s common stock for gross proceeds of approximately $25.2 million.

3.	In Fiscal 2020, the Company received proceeds of $6.3 million from the exercise of various warrants.

4.	On May 13, 2020, the Company entered into a purchase agreement (the “Lincoln Park May 2020 Purchase Agreement”), pursuant to which the Company agreed to sell to Lincoln Park and Lincoln Park agreed to purchase 1,000,000 shares of the Company’s common stock at a price of $1.09 per share for an aggregate purchase price of $1.1 million.

5.

On June 17, 2020 as amended on July 29, 2020, the Company entered into the Equity Distribution Agreement with UBS as sales agent pursuant to which the Company could sell from time to time shares of its common stock through UBS, for the sale of up to $72,000,000 of shares of the Company's common stock. This “At-The-Market” facility included the remaining portion of the Lincoln Park facility. The offering was terminated by the Company on November 25, 2020.  The Company issued 30.2 million shares of the Company’s common stock for net proceeds of approximately $68.8 million.

6.

On November 25, 2020, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales  Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent (the “Sales Agent”). The issuance and sale, if any, of common stock by us under the Sales Agreement was subject to the effectiveness of our registration statement on Form S-3 (File No. 333-250973) (the “Registration Statement”), filed with the Securities and Exchange Commission on November 25, 2020. The Registration Statement was declared effective on December 7, 2020. As of the date of this Report, no sales have been made under this Sales Agreement.

7.	On December 8, 2020, we entered into the “Underwriting Agreement” with Cantor Fitzgerald as underwriter, pursuant to which the Company (i) agreed to issue and sell in the “Offering” 29,661,017 shares of common stock, to Cantor Fitzgerald and (ii) granted Cantor Fitzgerald an option for 30 days to purchase up to an additional 4,449,152 shares of common stock that may be sold upon the exercise of such option by Cantor Fitzgerald. In January 2021, Cantor Fitzgerald notified us of its decision to partially exercise the option, and on January 11, 2021, we issued an additional 4,240,828 shares of common stock to satisfy the underwriter’s option exercise. We issued a total of 33.9 million shares of common stock for net proceeds of approximately $36.9 million.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $15,489,000 for the six months ended December 31, 2020. The decrease in cash was attributable to funding our net loss for both periods.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $19,556,000 for the six months ended December 31, 2020. Cash used in investing activities was attributable primarily to the acquisition of debt securities of $16,466,000, the issuance of the convertible note receivable to Safi of $1,500,000, additions of intangible assets of $177,000 and fixed assets attributable to iBio CDMO of $1,413,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $71,185,000 for the six months ended December 31, 2020. The financing activities for the six months ended December 31, 2020 included (1) the net proceeds from the UBS Equity Distribution Agreement including the subscription receivable and the Underwriting Agreement with Cantor Fitzgerald; and (2) the net proceeds from the Lincoln Park March 2020 Purchase Agreement net of the payments under the finance lease obligation.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of December 31, 2020, our accumulated deficit was approximately $166,100,000, and we used approximately $15,500,000 of cash for operating activities during the six months ended December 31, 2020.

In the past, the history of significant losses, the negative cash flow from operations, the limited cash resources and the dependence by us on our ability – about which there is no certainty – to obtain additional financing to fund our operations after the current cash resources are exhausted raised substantial doubt about our ability to continue as a going concern. Based on the total cash and cash equivalents plus debt securities of approximately $107.6 million as of December 31, 2020, we believe we have adequate cash to support our activities through March 31, 2023.

We plan to fund our future business operations using existing cash and liquid resources, through proceeds realized in connection with the commercialization of our technologies and proprietary products, license and collaboration arrangements and the operation of iBio CDMO, and through proceeds from the sale of additional equity or other securities. Although we have been successful in raising capital during the past year, we cannot be certain that such funding will be available in the future on favorable terms or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2020, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2020 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Principal Financial Officer / Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Chief Executive Officer (our Principal Executive Officer) and Principal Financial Officer / Principal Accounting Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risk factor Summary

Consistent with the foregoing, our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following, which we consider our most material risks:

•	We have in the past been impacted by the COVID-19 pandemic and may in the future been impacted by the COVID-19 pandemic;

•	We have incurred significant losses since our inception, expect that our expenses will increase and that we will continue to incur losses for the foreseeable future;

•	We will need additional funding to fully execute our business plan, which funding may not be available on commercially acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate the commercialization of our development and manufacturing services and efforts or our product development programs;

•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technology or product candidates;

•	We have a limited operating history and experience conducting commercial activities;

•	We rely on licenses to use various technologies that are material to our business and if the agreements underlying the licenses were to be terminated or if other rights that may be necessary for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition

•	We currently have only four product candidates in early stages of pre-clinical development and are dependent on the success of these product candidates, which requires significant clinical testing before seeking regulatory approval. If our product candidates do not receive regulatory approval or are not successfully commercialized, our business may be harmed;

•	We depend on spending and demand from our customers for our contract manufacturing and development services.

•	We may be unable to receive regulatory approval for our products, gain market acceptance or we may not successfully commercialize such products;

•	Our preclinical studies may not produce successful results or clinical trials may not demonstrate safety and efficacy in humans;

•	Regulatory approval of our product candidates depend on our successful completion of clinical trials, enrollment and retention of subjects in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control;

•	Our manufacturing services customers’ failure to receive or maintain regulatory approval for their product candidates could negatively impact our revenue and profitability;

•	We are currently, and may in the future continue to be, dependent on a single customer for a large percentage of our revenue;

•	The protection of our intellectual property and enforcement of our rights could be expensive, time consuming and unsuccessful;

•	Our iBio CDMO business may be unable to provide quality and timely offerings to its customers, attract and maintain customers, maximize the utilization of our facility or maintain regulatory compliance;

•	We may be unable to retain or attract key personnel;

•	We may fail to comply with continued listing standards under the NYSE American; and Provisions in our certificate of incorporation, bylaws and under Delaware law could discourage a takeover that stockholders may consider favorable.

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

During the three months ended December 31, 2020, the Company generated 100% of its revenue from four customers with one customer accounting for 63.8% of revenue.

During the six months ended December 31, 2020, the Company generated 100% of its revenue from four customers with no clients accounting for more than 50% of revenues.

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

Our prospects for our fibrosis product candidate, (IBIO-100) which is now one of our primary focuses, is significantly dependent upon our license agreement with the University of Pittsburgh. The license grants us exclusive, worldwide rights to certain existing patents and related intellectual property that cover fibrosis. If we breach the terms of the license, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones and by certain deadlines or other factors, University of Pittsburgh has the right to terminate the license. Under the terms and conditions of the license agreement, as amended, we have agreed to use our best efforts to bring the licensed technology to market as soon as practicable, consistent with sound and reasonable business practice and judgment, and to continue active, diligent marketing efforts for the licensed technology throughout the term of this Agreement. In addition, this license agreement, as amended sets forth the following specific milestone completion deadlines: filing an investigational new drug application by December 31, 2021, enrollment of first patient in a Phase 1 clinical trial by March 31, 2022, enrollment of first patient in a Phase 2 clinical trial by June 30, 2023, enrollment of first patient in a Phase 3 clinical trial by June 30, 2026 and filing of a Biologics License Application or foreign equivalent by December 21, 2029.

If we were to lose or otherwise be unable to maintain the license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, we may not be able to market IBIO-100.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses during our next fiscal year and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our net loss was approximately $15,665,000 for the six months ended December 31, 2020 and as of December 31, 2020, we had an accumulated deficit of approximately $166,082,000.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would diminish the value of the Company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our Company could also cause you to lose all or part of your investment.

Risks Relating to Our Common Stock

The sale of our common stock through current or future equity offerings may cause dilution and could cause the price of our common stock to decline.

We are entitled under our certificate of incorporation, as amended, to issue up to 275,000,000  shares of our common stock and 1,000,000 shares of preferred stock.

As of the date of  the filing of this Report, we issued and sold an aggregate of (i) 33,901,845 shares of our common stock for net proceeds of $36,918,354 pursuant to the Underwriting Agreement with Cantor Fitzgerald, (ii) 30,184,399 shares of our common stock for net proceeds of $68,826,111 pursuant to the Equity Distribution Agreement with UBS, (iii) 19,473,013 shares of our common stock for net proceeds of $25,228,437 pursuant to the Lincoln Park March 2020 Purchase Agreement and 815,827 shares of our common stock as a commitment fee to Lincoln Park, and (iv) 1,000,000 shares of our common stock for net proceeds of $1,090,000 in our offering in May 2020 with Lincoln Park.

As of the date of the filing of this Report, we had issued and outstanding approximately 216.0 million shares of common stock and one share of iBio CMO Preferred Tracking Stock. As of February 16, 2021, 4.60 million options and restricted stock units to purchase shares of common stock were outstanding and we had approximately 27.71 million shares of common stock reserved for future issuance of additional option and restricted stock unit grants under our 2020 Omnibus Equity Incentive Plan, as amended.

Accordingly, we will be able to issue up to approximately 54.4 million additional shares of common stock and 999,999 shares of preferred stock based on our current authorized number of shares of common stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The market price of our common stock has been and may continue to be volatile and adversely affected by various factors.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on December 31, 2020, the price of our common stock closed at $1.05 per share while on February 9, 2021, our stock price closed at $2.62 per share with no discernable announcements or developments by us or third parties. On February 3, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $1.78 and a reported high sales price of $2.24. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	investor reaction to our business strategy;
•	the success of competitive products or technologies;
•	our continued compliance with the listing standards of the NYSE American;
•	results of our clinical trials;
•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	declines in the market prices of stocks generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	general economic, industry and market conditions; and
•	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. Since the stock price of our common stock has fluctuated in the past, has been recently volatile and may be volatile in the future, investors in our common stock could incur substantial losses. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 8, 2020, between iBio, Inc. and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2020)

1.2	Controlled Equity OfferingSM Sales Agreement, dated as of November 25, 2020, by and between IBio, Inc. and Cantor Fitzgerald & Co. (Incorporated herein by reference to Exhibit Number 1.1 to the Registrant’s registration statement on Form S-3 (File No. 333-250973), as filed with the Securities and Exchange Commission on November 25, 2020)

3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 - File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2018 - File No. 001-35023)

3.3

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 - File No. 001-35023)

3.4

First Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2009 - File No. 000-53125)

10.1

Consulting Agreement by and between iBio, Inc. and TechCXO, LLC, dated July 8, 2020 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2020 - File No. 001-35023)

10.2

Indemnification Agreement by and between iBio, Inc., John Delta and TechCXO, LLC dated July 13, 2020 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2020 - File No. 001-35023)

10.3

Employment Agreement dated October 30, 2020 by and between iBio, Inc. and Randy J. Maddux, effective December 1, 2020 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2020 - File No. 001-35023)

10.4

iBio, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on November 3, 2020)

10.5

Form of Restricted Stock Unit Award Agreement for Employees under the iBio, Inc. 2018 Omnibus Equity Incentive Plan, as amended and restated  (incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 11, 2021)

10.6+*	Exclusive License Agreement between the Company and University of Pittsburgh dated January 14, 2014

10.7+*	First Amendment to Exclusive License Agreement between the Company and the University of Pittsburgh dated August 11, 2016

10.8*	Second Amendment to Exclusive License Agreement between the Company and the University of Pittsburgh dated December 2, 2020

10.9

Form of Restricted Stock Unit Award Agreement for Employees under the iBio, Inc. 2018 Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference herein to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-252028) filed by the Company with the Securities and Exchange Commission on January 11, 2021).

10.10

Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 17, 2020 - File No. 001-35023)

31.1*	Certification of Periodic Report by Chief Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Periodic Report by Principal Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Periodic Report by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation*

101.DEF	XBRL Taxonomy Extension Definition*

101.LAB	XBRL Taxonomy Extension Labeled*

101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed herewith.

*	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: February 16, 2021	/s/ Thomas F. Isett 3rd
Thomas F. Isett 3rd
Chairman and Chief Executive Officer Principal Executive Officer

Date: February 16, 2021	/s/ John Delta
John Delta
Principal Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)