Form 10-Q
period 2021-03-31
iBio, Inc.
filed 2021-05-17
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ⌧   No ◻

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ◻    No  ⌧

Shares of Common Stock outstanding as of May 17, 2021:   217,850,344

iBio, Inc .

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	March 31,	June 30,
	2021	2020
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$84,627	$55,112
Accounts receivable - trade	387	75
Accounts receivable - unbilled	1	—
Subscription receivable	—	5,549
Investments in debt securities	19,296	—
Work in process	432	798
Prepaid expenses and other current assets	2,460	214
Total Current Assets	107,203	61,748

Note receivable and accrued interest	1,537	—
Finance lease right-of-use assets, net of accumulated amortization	26,380	27,616
Fixed assets, net of accumulated depreciation	6,407	3,657
Intangible assets, net of accumulated amortization	1,146	1,144
Security deposit	24	24
Total Assets	$142,697	$94,189

Liabilities and Equity
Current liabilities:
Accounts payable (related parties of $100 and $6 as of March 31, 2021 and June 30, 2020, respectively)	$1,631	$1,759
Accrued expenses (related party of $842 and $705 as of March 31, 2021 and June 30, 2020, respectively)	2,666	1,105
Finance lease obligation – current portion	318	301
Note payable – PPP loan – current portion	566	261
Deferred revenue / Contract liabilities	886	1,810
Total Current Liabilities	6,067	5,236

Note payable – PPP Loan – net of current portion	34	339
Finance lease obligation – net of current portion	31,766	32,007

Total Liabilities	37,867	37,582

Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Preferred stock – no par value; 1,000,000 shares authorized;
iBio CMO Preferred Tracking Stock; 1 share authorized, issued and outstanding as of both March 31, 2021 and June 30, 2020	—	—
Series B Convertible Preferred Stock - $1,000 stated value; 5,785 shares authorized; 0 and 5,785 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	—	—
Common stock - $0.001 par value; 275,000,000 and 275,000,000 shares authorized at March 31, 2021 and June 30, 2020, respectively; 216,133,544 and 140,071,110 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	216	140
Additional paid-in capital	278,442	206,931
Accumulated other comprehensive loss	(70)	(33)
Accumulated deficit	(173,743)	(150,420)
Total iBio, Inc. Stockholders’ Equity	104,845	56,618
Noncontrolling interest	(15)	(11)
Total Equity	104,830	56,607
Total Liabilities and Equity	$142,697	$94,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

Revenues	$765	$96	$1,880	$518

Cost of goods sold	493	86	1,275	404

Gross profit	272	10	605	114

Operating expenses:
Research and development (related party of $0, $0, $0 and $97)	2,162	1,095	6,892	2,990
General and administrative (related party of $491, $316, $1,394 and $941)	5,313	2,979	15,385	8,198
Total operating expenses	7,475	4,074	22,277	11,188

Operating loss	(7,203)	(4,064)	(21,672)	(11,074)

Other income (expense):
Interest expense (related party of $610, $616, $1,836 and $1,851)	(612)	(616)	(1,841)	(1,851)
Interest income	152	4	183	12
Royalty income	1	—	3	9

Total other income (expense)	(459)	(612)	(1,655)	(1,830)

Consolidated net loss	(7,662)	(4,676)	(23,327)	(12,904)
Net loss attributable to noncontrolling interest	1	—	4	3
Net loss attributable to iBio, Inc.	(7,661)	(4,676)	(23,323)	(12,901)
Deemed dividends – down round of Series A Preferred and Series B Preferred	—	—	—	(21,560)
Preferred stock dividends – iBio CMO Tracking Stock	(64)	(65)	(195)	(196)
Net loss attributable to iBio, Inc. stockholders	$(7,725)	$(4,741)	$(23,518)	$(34,657)

Comprehensive loss:
Consolidated net loss	$(7,662)	$(4,676)	$(23,327)	$(12,904)
Other comprehensive loss - unrealized loss on debt securities	(16)	—	(36)	—
Other comprehensive loss - foreign currency translation adjustments	—	(1)	—	(2)

Comprehensive loss	$(7,678)	$(4,677)	$(23,363)	$(12,906)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.04)	$(0.06)	$(0.12)	$(0.74)

Weighted-average common shares outstanding - basic and diluted	215,539	79,917	188,493	47,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Deficiency)

(Unaudited; in thousands)

Nine Months Ended March 31, 2021

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2020	6	$—	140,071	$140	$206,931	$(33)	$(150,420)	$(11)	$56,607
Capital raises	—	—	11,292	11	32,111	—	—	—	32,122
Costs to raise capital	—	—	—	—	(1,525)	—	—	—	(1,525)
Exercise of stock options	—	—	30	—	28	—	—	—	28
Conversion of preferred stock to common stock	(6)	—	28,925	29	(29)	—	—	—	—
Share-based compensation	—	—	—	—	351	—	—	—	351
Unrealized loss on debt securities	—	—	—	—	—	(7)	—	—	(7)
Net loss	—	—	—	—	—	—	(7,533)	(1)	(7,534)
Balance as of September 30, 2020	—	—	180,318	180	237,867	(40)	(157,953)	(12)	80,042
Capital raises	—	—	31,451	32	38,243	—	—	—	38,275
Costs to raise capital	—	—	—	—	(3,117)	—	—	—	(3,117)
Share-based compensation	—	—	—	—	265	—	—	—	265
Unrealized loss on debt securities	—	—	—	—	—	(13)	—	—	(13)
Net loss	—	—	—	—	—	—	(8,129)	(2)	(8,131)
Balance as of December 31, 2020	—	—	211,769	212	273,258	(53)	(166,082)	(14)	107,321
Capital raises	—	—	4,354	4	4,880	—	—	—	4,884
Costs to raise capital	—	—	10	—	(71)	—	—	—	(71)
Exercise of stock options	—	—	—	—	1	—	—	—	1
Share-based compensation	—	—	—	—	374	—	—	—	374
Foreign currency adjustment	—	—	—	—	—	(1)	—	—	(1)
Unrealized loss on debt securities	—	—	—	—	—	(16)	—	—	(16)
Net loss	—	—	—	—	—	—	(7,661)	(1)	(7,662)
Balance as of March 31, 2021	—	$—	216,133	$216	$278,442	$(70)	$(173,743)	$(15)	$104,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Deficiency)

(Unaudited; in thousands)

Nine Months Ended March 31, 2020

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2019	10	$—	20,152	$20	$108,295	$(31)	$(105,821)	$(6)	$2,457
Conversion of preferred stock to common stock	(4)	—	4,000	4	(4)	—	—	—	—
Share-based compensation	—	—	—	—	68	—	—	—	68
Foreign currency translation adjustment	—	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(4,463)	(1)	(4,464)
Balance as of September 30, 2019	6	—	24,152	24	108,359	(32)	(110,284)	(7)	(1,940)
Capital raise	5	—	2,450	2	4,513	—	—	—	4,515
Cost to raise capital	—	—	—	—	(60)	—	—	—	(60)
Compensation shares	—	—	500	1	(1)	—	—	—	—
Exercise of warrants	—	—	3,140	3	688	—	—	—	691
Deemed dividends – down round of Series A and Series B Preferred	—	—	—	—	21,560	—	(21,560)	—	—
Conversion of preferred stock to common stock	(5)	—	24,325	25	(25)	—	—	—	—
Share-based compensation	—	—	—	—	37	—	—	—	37
Foreign currency translation adjustment	—	—	—	—	—	1	—	—	1
Net loss	—	—	—	—	—	—	(3,762)	(2)	(3,764)
Balance as of December 31, 2019	6	—	54,567	55	135,071	(31)	(135,606)	(9)	(520)
Warrant exchange	—	—	15,000	15	3,285	—	(3,300)	—	—
Issuance of notes under warrant exchange	—	—	—	—	—	—	(3,300)	—	(3,300)
Capital raise	—	—	5,000	5	5,761	—	—	—	5,766
Cost to raise capital	—	—	—	—	(321)	—	—	—	(321)
Compensation shares	—	—	816	—	—	—	—	—	—
Exercise of warrants	—	—	31,860	32	6,912	—	—	—	6,944
Exercise of stock options	—	—	4	—	3	—	—	—	3
Conversion of preferred stock to common stock	—	—	113	—	—	—	—	—	—
Share-based compensation	—	—	—	—	63	—	—	—	63
Foreign currency translation adjustment	—	—	—	—	—	(2)	—	—	(2)
Net loss	—	—	—	—	—	—	(4,676)	—	(4,676)
Balance as of March 31, 2020	6	$—	107,360	$107	$150,774	$(33)	$(146,882)	$(9)	$3,957

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Nine Months Ended
	March 31,
	2021	2020

Cash flows from operating activities:
Consolidated net loss	$(23,327)	$(12,904)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	990	168
Amortization of intangible assets	218	225
Amortization of finance lease right-of-use assets	1,236	1,246
Depreciation of fixed assets	330	207
Accrued interest income on note receivable	(37)	—
Amortization of premiums on debt securities	130	—
Reserve for loss on contract	300	—
Changes in operating assets and liabilities:
Accounts receivable – trade	(312)	22
Accounts receivable – other	(1)	—
Work in process	366	—
Prepaid expenses and other current assets	(2,247)	101
Accounts payable	(303)	(440)
Accrued expenses	743	169
Deferred Revenue / Contract liabilities	(924)	1,728

Net cash used in operating activities	(22,838)	(9,478)

Cash flows from investing activities:
Purchases of debt securities	(20,963)	—
Issuance of convertible promissory note receivable	—	—
Additions to intangible assets	(201)	(63)
Purchases of fixed assets	(2,406)	(271)
Redemption of debt securities	1,500	—
Issuance of note receivable	(1,500)	—

Net cash used in investing activities	(23,570)	(334)

Cash flows from financing activities:
Proceeds from sales of preferred and common stock	75,281	10,281
Proceeds from subscription receivable	5,549	—
Proceeds from exercise of stock option	—	—
Proceeds from exercise of warrants	—	6,330
Proceeds from the exercise of stock options	29	3
Costs to raise capital	(4,713)	(381)
Payments of notes payable – warrant exchange	—	(800)
Payment of finance lease obligation	(223)	—

Net cash provided by financing activities	75,923	15,433

Effect of exchange rate changes	—	(2)

Net increase in cash and cash equivalents	29,515	5,619
Cash - beginning of period	55,112	4,421
Cash - end of period	$84,627	$10,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Nine Months Ended
	March 31,
	2021	2020
Schedule of non-cash activities:
Unpaid fixed assets included in accounts payable and accrued expenses	$943	$—
Conversion of preferred stock into common stock	$29	$29
Unpaid intangible assets included in accounts payable	$19	$—
Unrealized loss on available-for-sale debt securities	$36	$—
Increase in ROU assets under ASC 842	$—	$7,489
Deemed dividends – down round of Series A Preferred and Series B Preferred	$—	$21,560
Issuances of common stock under warrant exchange	$—	$3,300
Issuances of notes payable under warrant exchange	$—	$3,300
Cashless exercise of warrants reducing balance owed for notes payable – warrant exchange	$—	$1,304
Intangible assets included in accounts payable in prior period, paid in current period	$—	$8
Compensation shares	$—	$1

Supplemental cash flow information:
Cash paid during the period for interest	$1,839	$1,756

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

During the year ended June 30, 2020, the Company operated in two segments: (i) its biologics development and licensing activities, conducted within iBio, Inc., and (ii) its CDMO segment, operated via its subsidiary iBio CDMO LLC (“iBio CDMO”). In the past, the Company’s primary focus was the CDMO business, pursuant to which iBio CDMO provided manufacturing services to collaborators and third-party customers as well as to the Company for its own product development purposes. However, starting in the second half of 2020 and thereafter, the Company shifted its primary focus to its biologics development programs, including new vaccines and therapeutics.

The Company’s current platforms and programs include: (i) the development of therapeutics, for which the Company intends to conduct preclinical and clinical trials; (ii) the development of vaccines, for which the Company intends to conduct preclinical and clinical trials; (iii) CDMO services using its licensed and owned FastPharming System and GlycaneeringTM Services; and (iv) the production of proteins for research and further manufacturing for use in multiple other bioprocess applications. The Company is developing a portfolio of technologies, products, and services driven by the following platforms and programs, which it intends to use individually, and in combination:

☐	Therapeutics
o	Treatments for fibrotic diseases, including a fusion of the endostatin-derived E4 antifibrotic peptide to the hinge and heavy chain of human IgG1 (“IBIO-100”, formerly described as “CFB-03”) for systemic scleroderma (for which we have received orphan drug designation), idiopathic pulmonary fibrosis, and related conditions.
o	An ACE2-Fc fusion protein as a treatment for COVID-19 and, prospectively, other diseases emanating from the Coronaviridae family, in-licensed from Planet Biotechnology, Inc.
☐	Vaccines
o	A novel subunit vaccine candidate targeting the nucleocapsid protein being designed for the prevention of SARS-CoV-2 infection. (IBIO-202).
o	An E2 antigen, in combination with a selected adjuvant, for vaccination of pigs against classical swine fever (“IBIO-400”).
☐	CDMO Services
o	Process development and manufacturing of protein products in hydroponically-grown, transiently-transfected plants, (typically Nicotiana benthamiana, a relative of the tobacco plant) using the Company’s proprietary expression technologies, GlycaneeringTM Services, and production know-how (the FastPharming System), deployed in its 130,000 square-foot manufacturing facility in Bryan, Texas.

o	Our contract development and manufacturing services include:

Process Development

Feasibility assessment and development of manufacturing processes using the FastPharming System. Product optimization via our GlycaneeringTM Services that may be used to enhance the quality and performance of therapeutic proteins via plant-based glycosylation controls.

Manufacturing	Biologics production using the FastPharming System.

Fill / Finish	Aseptic vial and bottle filling and finishing services.

BioAnalytic	Method development and validation, including protein characterization using mass spectrometry.

Factory Solutions	For the clients who seek to insource biologics manufacturing using the FastPharming System and instead of outsourcing production to iBio CDMO.

☐	Research & Bioprocess Products
o	Proteins for use in biofabrication of tissues and organs.
o	Cytokines and growth factors for cell culture applications.
o	Other biologics for use in a range of life science research, development, and bioprocessing applications.

Our Subsidiaries

iBio was established as a public company in August 2008 as the result of a spinoff from Integrated BioPharma, Inc., iBio’s wholly-owned and majority-owned subsidiaries are as follows:

iBio CDMO– iBio CDMO is a Delaware limited liability company formed on December 16, 2015 as iBio CMO, LLC to develop and manufacture plant-made pharmaceuticals and provide related services to clients. Effective July 1, 2017, iBio CMO changed its name to iBio CDMO. As of December 31, 2015, the Company owned 100% of iBio CDMO. On January 13, 2016, the Company entered into a contract manufacturing joint venture with an affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company at that time (the “Eastern Affiliate”). The Eastern Affiliate contributed $15 million in cash for a 30% interest in iBio CDMO. The Company retained a 70% interest in iBio CDMO and contributed a royalty-bearing license which grants iBio CDMO a non-exclusive license to use the Company’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. The Company retained the exclusive right to grant product licenses to those who wish to sell or distribute products made using the Company’s technologies.

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

iBio CDMO’s operations take place in Bryan, Texas in a facility controlled by another affiliate of Eastern (the “Second Eastern Affiliate”) as sublandlord. The facility is a 130,000-square foot Class A life sciences building located on land owned by the Texas Agricultural and Mechanical College of Texas (“Texas A&M”) system, designed and equipped for plant-made manufacture of biopharmaceuticals. The Second Eastern Affiliate granted iBio CDMO a 34-year lease (the "Sublease") for the facility as well as certain equipment (see Note 11 - Finance

Lease Obligations). iBio CDMO commenced commercial operations in January 2016. iBio CDMO expects to operate as described above.

iBIO DO BRASIL BIOFARMACÊUTICA LTDA (“iBio Brazil”) – iBio Brazil is a subsidiary organized in Brazil in which the Company has a 99% interest. iBio Brazil was formed to manage and expand the Company’s business activities in Brazil. The activities of iBio Brazil are intended to include coordination and expansion of the Company’s existing relationship with Fundacao Oswaldo Cruz/Fiocruz (“Fiocruz”), with whom we have previously partnered with on a Yellow Fever Vaccine program and development of additional products with private sector participants for the Brazilian market. iBio Brazil commenced operations during the first quarter of the fiscal year ended June 30, 2015. iBio Brazil was inactive and in April 2021, management decided to discontinue its operations. This is not expected to have a material impact on the Company’s consolidated operations and in management’s opinion, exit costs are not expected to be material. As such, the net liabilities and operations of iBio Brazil were not classified as discontinued operations.

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

Liquidity

The following is a summary of recent equity transactions that occurred:

1.	On October 29, 2019, the Company closed on an underwritten public offering with total net proceeds of $4.5 million after deducting underwriting discounts, commissions and other offering expenses payable by the Company.
2.	On March 19, 2020, the Company entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company, pursuant to which Lincoln Park agreed to purchase from the Company up to an aggregate of $50,000,000 of the Company’s common stock, par value $0.001 per share (the “common stock”) (subject to certain limitations) from time to time over the 36-month term of the agreement (the “Lincoln Park March 2020 Purchase Agreement”). The Company terminated the Lincoln Park March 2020 Purchase Agreement effective July 27, 2020. For the period from March 19, 2020 through July 27, 2020, Lincoln Park acquired 19.47 million shares of the Company’s common stock for gross proceeds of approximately $25.2 million.
3.	In Fiscal 2020, the Company received proceeds of $6.3 million from the exercise of various warrants.

4.	On May 13, 2020, the Company entered into a purchase agreement (the “Lincoln Park May 2020 Purchase Agreement”), pursuant to which the Company agreed to sell to Lincoln Park and Lincoln Park agreed to purchase 1,000,000 shares of the Company’s common stock at a price of $1.09 per share for an aggregate purchase price of $1.1 million.
5.	On June 17, 2020 as amended on July 29, 2020, the Company entered into an equity distribution agreement with UBS Securities, LLC ("UBS") as sales agent pursuant to which the Company could sell from time to time shares of its common stock through UBS, for the sale of up to $72,000,000 of shares of the Company's common stock. This “At-The-Market” facility included the remaining portion of the Lincoln Park facility. The offering was terminated by the Company on November 25, 2020. The Company issued 30.2 million shares of the Company’s common stock for net proceeds of approximately $68.83 million.
6.	On November 25, 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent (the “Sales Agent”). The issuance and sale, if any, of common stock by the Company under the Sales Agreement was subject to the effectiveness of our registration statement on Form S-3 (File No. 333-250973) (the “Registration Statement”), filed with the Securities and Exchange Commission on November 25, 2020. The Registration Statement was declared effective by the Securities and Exchange Commission on December 7, 2020.
7.	On December 8, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald as underwriter, pursuant to which the Company (i) agreed to issue and sell in an underwritten public offering (the “Offering”) 29,661,017 shares of common stock of the Company to Cantor Fitzgerald and (ii) granted Cantor Fitzgerald an option for 30 days to purchase up to an additional 4,449,152 shares of common stock that may be sold upon the exercise of such option by Cantor Fitzgerald. On December 10, 2020, pursuant to the terms of the Underwriting Agreement, 29,661,017 shares of common stock were purchased by Cantor Fitzgerald from the Company at a price of $1.0955 per share for net proceeds of approximately $32.3 million to the Company from the Offering, excluding any proceeds that were received from the exercise of the underwriter’s option to purchase additional shares, and after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.
8.	In January 2021, Cantor Fitzgerald notified the Company of its decision to partially exercise the option, and on January 11, 2021, the Company issued an additional 4,240,828 shares of common stock to satisfy the underwriter’s option exercise. The Company received net proceeds of approximately $4.6 million.
9.	On February 24, 2021, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 113,200 shares of common stock. The Company received net proceeds of approximately $238,000.
10.	On May 7, 2021, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 1,716,800 shares of common stock. The Company received net proceeds of approximately $2.995 million.

See Note 12 – Stockholders’ Equity for additional information.

Based on the total cash and cash equivalents plus debt securities of approximately $103.9 million as of March 31, 2021, management believes the Company has adequate cash to support the Company’s activities through March 31, 2023.

3.   Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 3 of the Notes to Financial Statements in the Annual Report.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. We provide for allowances for uncollectible receivables based on our estimate of uncollectible amounts considering age, collection history, and other factors considered appropriate. Our policy is to write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At March 31, 2021 and June 30, 2020, we determined that an allowance for doubtful accounts was not needed.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. During the nine months ended March 31, 2021, the Company recorded a reserve for the loss on a contract of $300,000.

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

Revenue can be recognized either 1) over time or 2) at a point in time and is summarized below (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Revenue recognized at a point in time	$765	$22	$1,880	$371
Revenue recognized over time	—	74	—	147
Total revenue	$765	$96	$1,880	$518

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

Contract assets consist primarily of the cost of project contract work performed by third parties for which the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both March 31, 2021 and June 30, 2020, contract assets were $0.

Deferred Revenue / Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Deferred revenue / Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At March 31, 2021 and June 30, 2020, deferred revenue / contract liabilities were $886,000 and $1,810,000, respectively. The Company recognized revenue of $388,000 and $887,000 during the three and nine months ended March 31, 2021, respectively, that was included in the deferred revenue / contract liabilities balance as of June 30, 2020. The Company recognized revenue of $86,000 and $204,000 during the three and nine months ended March 31, 2020, respectively, that was included in the deferred revenue / contract liabilities balance as of June 30, 2019.

Leases

Effective July 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)” (“ASC 842”) and other associated standards using the modified retrospective approach for all leases entered into before the effective date. The new standard establishes a right-of-use (“ROU”) model requiring a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classified as either an operating or finance lease. The adoption of ASC 842 had a significant effect on the Company’s balance sheet, resulting in an increase in non-current assets and both current and non-current liabilities. The adoption of ASC 842 had no impact on accumulated deficit as the assets recognized under the Sublease and the associated lease obligation were accounted for as a capital lease under Leases (Topic 840) (“Topic 840”). The Company did not have any operating leases, therefore there was no change in accounting treatment required.  For comparability purposes, the Company will continue to comply with prior disclosure requirements in accordance with the then existing lease guidance under Topic 840 as prior periods have not been restated.

As the Company elected to adopt ASC 842 at the beginning of the period of adoption, the Company recorded the ROU and finance lease obligation as follows:

1.	ROU measured at the carrying amount of the leased assets under Topic 840.
2.	Finance lease liability measured at the carrying amount of the capital lease obligation under Topic 840 at the beginning of the period of adoption.

The Company elected the package of practical expedients as permitted under the transition guidance, which allowed it: (1) to carry forward the historical lease classification; (2) not to reassess whether expired or existing contracts are or contain leases; and (3) not to reassess the treatment of initial direct costs for existing leases.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents at March 31, 2021 consisted of money fund accounts.  The Company did not have any cash equivalents at June 30, 2020.

Investments in Debt Securities

Debt investments are classified as available-for-sale. Changes in fair value are recorded in other comprehensive income (loss). Fair value is calculated based on publicly available market information. Discounts and/or premiums paid when the debt securities are acquired are amortized to interest income over the terms of the debt securities.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. Work in process amounted to $432,000 and $798,000 as of March 31, 2021 and June 30, 2020, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.

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

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the nine months ended March 31, 2021 and 2020.

Foreign Currency

The Company accounts for foreign currency translation pursuant to FASB ASC 830, Foreign Currency Matters. The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For the three and nine months ended March 31, 2021 and 2020, any translation adjustments were considered immaterial and did not have a significant impact on the Company’s condensed consolidated financial statements.

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

Down Round Features

The Company accounts for certain equity-linked financial instruments in accordance with ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). The amendments in Part I of ASU 2017-11 change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with ASC 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in ASC 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in ASC 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of ASC 480 that now are presented as pending content in the codification, to a scope exception. Those amendments do not have an accounting effect.

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the insured amounts. The exposure to the Company is solely dependent upon daily balances and the strength of the financial institutions. The Company has not incurred any losses on these accounts. At March 31, 2021 and June 30, 2020, amounts in excess of insured limits were approximately $34,229,000 and $54,680,000, respectively.

Revenue

During the three months ended March 31, 2021, the Company generated 100% of its revenue from three customers with one customer accounting for 92% of revenue. During the three months ended March 31, 2020, the Company generated 100% of revenue from two customers with one customer accounting for 78% of revenue.

During the nine months ended March 31, 2021, the Company generated 100% of its revenue from four customers, none of which singularly accounted for more than 50% of revenues. During the nine months ended March 31, 2020, the Company generated 100% of its revenue from five customers, one of which singularly accounted for 31% of revenues.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date of the various topics. As the Company is a smaller reporting company, the provisions of ASU 2016-13 and the related amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (quarter ending September 30, 2023 for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company will evaluate the impact of ASU 2016-13 on the Company’s condensed consolidated financial statements in a future period closer to the date of adoption.

Effective July 1, 2019, the Company adopted ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU No 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The adoption of ASU 2018-07 did not have a significant impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”) to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP. The guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2020 (quarter ending September 30, 2021 for the Company), with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is currently evaluating the impact of ASU 2019-12 on the Company’s condensed consolidated financial statements.

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

4.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values as of March 31, 2021 and June 30, 2020 due to their short-term nature. The carrying value of the convertible promissory note receivable and finance (capital) lease obligation approximated fair value as of March 31, 2021 and June 30, 2020 as the interest rates related to the financial instruments approximated market.

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

5.   Convertible Promissory Note Receivable

On October 1, 2020, the Company entered into a master services agreement with Safi Biosolutions, Inc. (“Safi”). In addition, the Company invested $1.5 million in Safi in the form of a convertible promissory note (the "Note"). The Note bears interest at the rate of 5% per annum and is convertible into shares of Safi’s common stock (as defined). Principal and accrued interest mature on October 1, 2023.  For the three and nine months ended March 31, 2021, interest income amounted to $18,000 and $37,000, respectively. As of March 31, 2021, the Note balance and accrued interest totaled $1,537,000.

6.   Investments in Debt Securities

Investments in debt securities consist of AA and A rated corporate bonds bearing interest at rates from 0.26% to 4.25% with maturities from April 2021 to December 2022. The components of investments in debt securities are as follows (in thousands):

March 31,
2021
Adjusted cost	$19,332
Gross unrealized losses	(36)
Fair value	$19,296

The fair value of available-for-sale debt securities, by contractual maturity, as of March 31, 2021, was as follows (in thousands):

Fiscal period ending on March 31:	Fair Value
2021	$6,875
2022	12,421
$19,296

Amortization of premiums paid on the debt securities amounted to $80,000 and $130,000 for the three and nine months ended March 31, 2021, respectively.

7.   Finance Lease ROU’s

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

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	March 31,	June 30,
	2021	2020
ROU - Facility	$25,761	$25,761
ROU - Equipment	7,728	7,728
	33,489	33,489
Accumulated amortization	(7,109)	(5,873)
Net finance lease ROU	$26,380	$27,616

Amortization of finance lease ROU assets was approximately $406,000 and $416,000 for three months ended March 31, 2021 and 2020, respectively. Amortization of finance lease ROU assets was approximately $1,236,000 and $1,246,000 for the nine months ended March 31, 2021 and 2020, respectively.

8.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	March 31,	June 30,
	2021	2020
Facility improvements	$1,517	$1,465
Medical equipment	2,826	1,760
Office equipment and software	556	398
Construction in progress	2,591	787
	7,490	4,410
Accumulated depreciation	(1,083)	(753)
Net fixed assets	$6,407	$3,657

Depreciation expense was approximately $119,000 and $70,000 for the three months ended March 31, 2021 and 2020, respectively. Depreciation expense was approximately $330,000 and $207,000 for the nine months ended March 31, 2021 and 2020, respectively.

9.   Intangible Assets

The Company has two categories of intangible assets – intellectual property and patents. Intellectual property consists of all technology, know-how, data, and protocols for producing targeted proteins in plants and related to any products and product formulations for pharmaceutical uses and for other applications. Intellectual property includes, but is not limited to, certain technology for the development and manufacture of novel vaccines and therapeutics for humans and certain veterinary applications acquired in December 2003 from Fraunhofer USA Inc., acting through its Center for Molecular Biotechnology (“Fraunhofer”), pursuant to a Technology Transfer Agreement, as amended (the “TTA”). The Company designates such technology further developed and acquired from Fraunhofer as iBioLaunch(TM) or LicKM(TM) or FastPharming(R) technology. The value on the Company’s books attributed to patents owned or controlled by the Company is based only on payments for services and fees related to the protection of the Company’s patent portfolio. The intellectual property also includes certain trademarks.

In January 2014, the Company entered into a license agreement with the University of Pittsburgh whereby iBio acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology") which license agreement was amended in August 2016 and again in December 2020. The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing an Investigational New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially was required to be met by December 1, 2015, and on November 2, 2020, was extended to be required to be met by December 31, 2021.

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges during the nine months ended March 31, 2021 and 2020.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	March 31,	June 30,
	2021	2020
Intellectual property – gross carrying value	$3,100	$3,100
Patents – gross carrying value	2,848	2,628
	5,948	5,728
Intellectual property – accumulated amortization	(2,672)	(2,555)
Patents – accumulated amortization	(2,130)	(2,029)
	(4,802)	(4,584)
Net intangible assets	$1,146	$1,144

Amortization expense of intangible assets was approximately $73,000 and $72,000 for the three months ended March 31, 2021 and 2020, respectively. Amortization expense of intangible assets was approximately $218,000 and $225,000 for the nine months ended March 31, 2021 and 2020, respectively.

10.   Notes Payable – PPP Loan

On April 16, 2020, the Company received $600,000 related to its filing under the Paycheck Protection Program and Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The payment terms of the note are as follows:

1.	No payments during the deferral period, which is defined as the ten-month period beginning on the date of the note of April 9, 2020. The first principal payment was due by April 4, 2021.
2.	Commencing one month after the expiration of the deferral period, and continuing on the same day of each month thereafter until the maturity date, the Company shall pay to JPMorgan Chase Bank, N.A. (the "Lender"), monthly payments of principal and interest, each in such equal amount required to fully amortize the principal amount outstanding on the note on the last day of the deferral period by the maturity date (twenty-four months from the date of the note, or April 9, 2022).
3.	On the maturity date, the Company shall pay the Lender any and all unpaid principal plus accrued and unpaid interest plus interest accrued during the deferral period.
4.	Payments shall be allocated among principal and interest at the discretion of Lender unless otherwise agreed or required by applicable law. Notwithstanding, in the event the Loan, or any portion thereof, is forgiven pursuant to the Paycheck Protection Program under the federal CARES Act, the amount so forgiven shall be applied to principal.
5.	The Company may prepay this note at any time without payment of any premium.

The Lender is participating in the Paycheck Protection Program to help businesses impacted by the economic impact from COVID-19. Forgiveness of this loan is only available for principal that is used for the limited purposes that qualify for forgiveness under the Small Business Administration's (the "SBA") requirements, and that to obtain forgiveness, the Company must request it and must provide documentation in accordance with Small Business Administration requirements, and certify that the amounts the Company is requesting to be forgiven qualify under those requirements. Forgiveness of the loan is dependent upon approval of the SBA and while the Company expects forgiveness of this loan under the current terms of requirement by the SBA, there can be no assurance or certainty that forgiveness will in fact occur. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has not filed for forgiveness as the Company's bank is reviewing the application and providing comments prior to submitting the application. During the bank’s review of the forgiveness application, no payments are due.

At both March 31, 2021 and June 30, 2020, the Company owes the Lender $600,000. $566,000 is payable for the 12 months ending March 31, 2022 and $34,000 is payable for the 12 months ending March 31, 2023.

11.   Finance Lease Obligation

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the 34-year Sublease. iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Second Eastern Affiliate granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Second Eastern Affiliate. The 34-year term of the Sublease expires in 2050 but may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the Sublease. Under the Sublease, iBio CDMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The base rent under the Second Eastern Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CDMO is also responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease. The Company incurred rent expense of $50,000 and $42,000 for the three months ended March 31, 2021 and 2020, respectively, and $135,000 and $109,000 for the nine months ended March 31, 2021 and 2020, respectively, related to the increases in the CPI.

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

Accrued expenses at March 31, 2021 and June 30, 2020 due to the Second Eastern Affiliate amounted to $842,000 and $705,000, respectively. General and administrative expenses related to Second Eastern Affiliate, including rent related to the increases in CPI and real estate taxes, were approximately $189,000 and $180,000 for the three months ended March 31, 2021 and 2020, respectively, and approximately $551,000 and $516,000 for the nine months ended March 31, 2021 and 2020, respectively. Interest expense related to the Second Eastern Affiliate was approximately $611,000 and $616,000 for the three months ended March 31, 2021 and 2020, respectively, and approximately $1,836,000 and $1,851,000 for the nine months ended March 31, 2021 and 2020, respectively.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands).

Nine Months Ended
March 31,
2021
Finance lease cost:
Amortization of right-of-use assets	$1,236
Interest on lease liabilities	1,836
Operating lease cost	135
Total lease cost	$3,207

Other Information
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating lease	$135
Financing cash flows from finance lease obligation	$223

	March 31,
	2021
Finance lease right-of-use assets	$26,380
Finance lease obligation - current portion	$318
Finance lease obligation - non-current portion	$31,766
Weighted average remaining lease term - finance lease	28.93	years
Weighted average discount rate - finance lease obligation	7.608%

Future minimum payments under the finance lease obligation are due as follows (in thousands):

Fiscal period ending on March 31:	Principal	Interest	Total
2022	$318	$2,432	$2,750
2023	343	2,407	2,750
2024	370	2,380	2,750
2025	398	2,352	2,750
2026	430	2,320	2,750
Thereafter	30,225	35,775	66,000

Total minimum lease payments	32,084	$47,666	$79,750
Less: current portion	(318)
Long-term portion of minimum lease obligations	$31,766

12.   Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1.0 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

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

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of March 31, 2021, no dividends have been declared. Accrued dividends total approximately $1,066,000 and $871,000 at March 31, 2021 and June 30, 2020, respectively.
2.	The holders of Preferred Tracking Stock, voting separately as a class, are entitled to approve by the affirmative vote of a majority of the shares of Preferred Tracking Stock outstanding, any amendment, alteration or repeal of any of the provisions of, or any other change to, the Certificate of Incorporation of the Company or the Certificate of Designation that adversely affects the rights, powers or privileges of the Preferred Tracking Stock, any increase in the number of authorized shares of Preferred Tracking Stock, the issuance or sale of any additional shares of Preferred Tracking Stock or any securities convertible into or exercisable or exchangeable for Preferred Tracking Stock, the creation or issuance of any shares of any additional class or series of capital stock unless the same ranks junior to the Preferred Tracking Stock, or the reclassification or alteration of any existing security of the Company that is junior to or pari passu with the Preferred Tracking Stock, if such reclassification or alteration would render such other security senior to the Preferred Tracking Stock.
3.	Except as required by applicable law, the holders of Preferred Tracking Stock have no other voting rights.
4.	No dividend may be declared or paid or set aside for payment or other distribution declared or made upon the Company’s common stock and no common stock may be redeemed, purchased or otherwise acquired for any consideration by the Company unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

At any time, at our election or the election of the Eastern Affiliate, the outstanding share of iBio CMO Preferred Tracking Stock may be exchanged for 29,990,000 units of limited liability company interests of iBio CDMO, subject to potential adjustment. Following such exchange, again subject to any adjustment, the Company would own a 70% interest in iBio CDMO and the Eastern Affiliate would own a 30% interest.

Series A Convertible Preferred Stock ("Series A Preferred")

On June 20, 2018, the Board of Directors of the Company created the Series A Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock.

On June 26, 2018, the Company issued 6,300 shares of Series A Preferred as part of a public offering. In Fiscal 2019, 2,223 shares of Series A Preferred were converted into 2,470,000 shares of common stock. In Fiscal 2020, the remaining 3,987 shares of Series A Preferred were converted into 5,887,997 shares of common stock. At both March 31, 2021 and June 30, 2020, there were no shares of Series A Preferred outstanding.

Terms of the Series A Preferred included the following:

1.	Each share of Series A Preferred was convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price in effect at such time. The original conversion price of $0.90 was adjusted to $0.20 upon the closing of the Company's public offering on October 29, 2019. See the section below entitled "Public Offering - October 29, 2019" for further information.
2.	Holders were entitled to dividends on shares of Series A Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends were paid on shares of common stock. No other dividends were declared for Series A Preferred.
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

Terms of the Series B Preferred included the following:

1.	Each share of Series B Preferred was convertible into an amount of shares of common stock determined by dividing the stated value of $1,000 by the conversion price in effect at such time. The original conversion price of $0.90 was adjusted to $0.20 upon the closing of the Company's public offering on October 29, 2019. See the section below entitled "Public Offering - October 29, 2019” for further information. The number of shares of common stock to be received was limited by the beneficial ownership limitation as defined in the certificate of designation. Subject to limited exceptions, a holder of Series B Preferred would not have the right to exercise any portion of its Series B Preferred if such holder, together with its affiliates, would beneficially own over 48% of the number of shares of common stock outstanding immediately after giving effect to such exercise.
2.	Holders were entitled to dividends on shares of Series B Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends were paid on shares of common stock. No other dividends were paid or accrued on the shares of Series B Preferred.
3.	If at any time the Company granted, issued or sold any common stock equivalents or rights to purchase stock, warrants, securities or other property pro rata to the holders of any class of common stock, then the holder(s) of Series B Preferred would be entitled to acquire, upon the terms applicable to such purchase rights, the aggregate purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon the complete conversion of such holder’s Series B Preferred (as defined).

Series C Convertible Preferred Stock ("Series C Preferred")

On October 28, 2019, the Board of Directors of the Company created the Series C Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock.

On October 29, 2019, the Company issued 4,510 shares of Series C Preferred as part of a public offering. See the section below entitled "Public Offering - October 29, 2019" for further information. From October 29, 2019 through June 30, 2020, all of the shares of Series C Preferred were converted into 22,550,000 shares of the Company's common stock. At both March 31, 2021 and June 30, 2020, there were no shares of Series C Preferred outstanding.

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

Recent issuances of common stock include the following:

Cantor Fitzgerald Underwriting

On November 25, 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent (the “Sales Agent”). The issuance and sale, if any, of common stock by us under the Sales Agreement was subject to the effectiveness of our registration statement on Form S-3 (File No. 333-250973) (the “Registration Statement”), filed with the Securities and Exchange Commission on November 25, 2020.  The Registration Statement was declared effective by the Securities and Exchange Commission on December 7, 2020.

On December 8, 2020, the Company entered into the Underwriting Agreement with Cantor Fitzgerald, pursuant to which the Company (i) agreed to issue and sell in an underwritten public offering (the “Offering”) 29,661,017 shares of common stock of the Company to Cantor Fitzgerald and (ii) granted Cantor Fitzgerald an option for 30 days to purchase up to an additional 4,449,152 shares of common stock that may be sold upon the exercise of such option by Cantor Fitzgerald.  On December 10, 2020, this offering was closed and the Company issued approximately 29.66 million shares of common stock for gross proceeds totaling approximately $35.2 million. The Company incurred costs of approximately $2.9 million.

On January 11, 2021, the Company issued an additional 4,240,828 shares of common stock to Cantor Fitzgerald to satisfy the underwriter’s option exercise. The Company received net proceeds of approximately $4.6 million.

On February 24, 2021, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 113,200 shares of common stock. The Company received net proceeds of approximately $238,000.

On May 7, 2021, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 1,716,800 shares of common stock. The Company received net proceeds of approximately $2.995 million.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Basic and diluted numerator:

Net loss attributable to iBio, Inc.	$(7,661)	$(4,676)	$(23,323)	$(12,901)
Deemed dividends – down round of Series A Preferred and Series B Preferred	—	—	—	(21,560)
Preferred stock dividends – iBio CMO Preferred Tracking Stock	(64)	(65)	(195)	(196)
Net loss available to iBio, Inc. stockholders	$(7,725)	$(4,741)	$(23,518)	$(34,657)

Basic and diluted denominator:

Weighted-average common shares outstanding	215,539	79,917	188,493	47,018

Per share amount	$(0.04)	$(0.06)	$(0.12)	$(0.74)

In Fiscal 2021 and Fiscal 2020, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of March 31, 2021 and 2020, shares issuable which could potentially dilute future earnings were as follows:

	March 31,
	2021	2020

	(in thousands)
Stock options	5,083	2,158
Series A Preferred	—	—
Series B Preferred	—	28,925
Restricted stock units	644	41
Shares excluded from the calculation of diluted loss per share	5,727	31,124

14.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development	$49	$(5)
General and administrative	325	68
Total	$374	$63

	Nine Months Ended
	March 31,
	2021	2020
Research and development	$143	$7
General and administrative	847	161
Total	$990	$168

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

iBio, Inc. 2018 Omnibus Equity Incentive Plan (the "2018 Plan")

On December 18, 2018, the Company’s stockholders, upon recommendation of the Board of Directors on November 9, 2018, approved the 2018 Plan. On March 5, 2020 at the Company's 2019 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares of common stock authorized for issuance thereunder from 3.5 million shares to 6.5 million shares and to incorporate changes to include restricted stock units and performance-based awards as grant types issuable under the 2018 Plan. The total number of shares of common stock reserved under the 2018 Plan is 6.5 million. Stock options granted under the 2018 Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, or restricted stock and determined at the discretion of the Board of Directors.

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

The Replacement Options:

●	have a per-share exercise price of $0.93, which was equal to the closing price per share of the Company’s common stock on the Replacement Option Grant Date;
●	have a five-year term beginning on February 20, 2019 and vested one year later on February 20, 2020. Generally, the options that were replaced (the “Underwater Options”) had been scheduled to vest over four years following the recipient’s employment start date or the date of grant. As of November 19, 2018, approximately 94% of the shares covered by the Underwater Options already were vested. All other terms and conditions of the new stock options are generally consistent with the terms and conditions of iBio’s standard time-vesting stock option grants;
●	are of the same type of options as the surrendered options. Eligible Option Holders holding nonqualified stock options received Replacement Options in the form of nonqualified stock options and Eligible Option Holders holding incentive stock options received Replacement Options in the form of incentive stock options; and
●	have the terms and be subject to the conditions as provided for in the 2018 Plan and option award agreement.

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

Stock options issued under the plans during the nine months ended March 31, 2021 were as follows:

On October 14, 2020, the Company granted three new members of its Board of Directors stock option agreements under the 2018 Plan whereby each director has the option to purchase up to 100,000 shares of the Company's common stock at an exercise price of $2.05 per share. The options vest over a period of three years and expire in ten years.

Effective December 1, 2020, the Company granted an officer a stock option agreement under the 2018 Plan whereby the officer has the option to purchase 465,000 shares of the Company's common stock at a price of $1.45 per share. The option expires on the tenth anniversary of the grant date and vests as follows: (1) 25% of the option granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the option granted will vest for each additional three (3) months of employment.

On January 15, 2021, the Company granted two consultants stock option agreements to for each to purchase 15,000 shares of the Company's common stock at a price of $1.47 per share. The options expire in ten years and vest over a one-year period.

Effective January 18, 2021, the Company granted two officers stock option agreements whereby the officers have the option to purchase an aggregate of 600,000 shares of the Company's common stock at a price of $1.47 per share. The options expire on the tenth anniversary of the grant date and vest as follows: (1) 25% of the options granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the options granted will vest for each additional three (3) months of employment.

Effective March 4, 2021, the Company granted an officer a stock option agreement whereby the officer has the option to purchase 350,000 shares of the Company's common stock at a price of $1.43 per share. The options expire on the tenth anniversary of the grant date and vest as follows: (1) 25% of the options granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the options granted will vest for each additional three (3) months of employment.

On April 30, 2021, the Company granted an officer a stock option agreement whereby the officer has the option to purchase 3,000,000 shares of the Company's common stock at a price of $1.37 per share. The options expire in ten years and vest as follows: (1) 25% of the options granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the options granted will vest for each additional three (3) months of employment.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Weighted average risk-free interest rate	0.64% - 1.39%
Dividend yield	0%
Volatility	97.5%
Expected term (in years)	9

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

Effective March 4, 2021, the Company issued RSUs to acquire 232,000 shares of common stock to an officer at a market value of $1.43 per share. The RSUs vest in even increments on the first three anniversaries of the grant date. The grant-date fair value of the RSUs totaled approximately $332,000.

On April 30, 2021, the Company entered into a new employment agreement with an officer.  The new employment agreement provides that the Compensation Committee will establish certain performance criteria and thereafter the officer will receive a grant of 5,000,000 performance RSUs, which will also vest subject to achievement of pre-defined performance criteria to be established by the Compensation Committee.

15.   Related Party Transactions

Agreements with Eastern Capital Limited and its Affiliates

As more fully discussed in Note 12 - Stockholders' Equity, the Company entered into two share purchase agreements (the “Eastern Purchase Agreements”) with Eastern and the Standstill Agreement.

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

The Standstill Agreement took effect upon the issuance of the shares to Eastern pursuant to a share purchase agreement for the acquisition of 650,000 shares of common stock. The Standstill Agreement which expired on June 26, 2020, has been amended twice so that Eastern and its controlled affiliates are limited to its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 48%, absent approval by a majority of the Company’s Board of Directors. Eastern agreed to extend the standstill restrictions for two (2) additional years beginning with the date of Eastern’s or its controlled affiliate’s purchase of securities in the public offering with Alliance. See Note 12 - Stockholders' Equity for further information.

On February 23, 2017, the Company entered into the Eastern Exchange Agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of the Preferred Tracking Stock in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transactions in the Exchange Agreement, the Company owns 99.99% of iBio CDMO and the Eastern Affiliate owns 0.01% of iBio CDMO. At any time, at the Company's election or the election of the Eastern Affiliate, the outstanding share of iBio CMO Preferred Tracking Stock may be exchanged for 29,990,000 units of limited liability company interests of iBio CDMO. Following such exchange, the Company would own a 70% interest in iBio CDMO and the Eastern Affiliate would own a 30% interest.

KBI Consulting

On April 1, 2020, the Company entered into a consulting agreement with KBI Consulting for business support services provided by Mr. Isett's wife. Per the consulting agreement the business support services are billed at $5,800 per month. Consulting expenses totaled approximately $17,000 and $0 for the three months ended March 31, 2021 and 2020, respectively, and approximately $52,000 and $0 for the nine months ended March 31, 2021and 2020, respectively.  At both March 31, 2021 and June 30, 2020, the Company owed KBI Consulting $5,800. The Company terminated its agreement with KBI consulting effective March 31, 2021, at which time Mr. Isett’s wife became an employee of the Company.

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

Mr. Delta resigned from both positions when the Company hired a new chief financial officer effective March 4, 2021, but TechCXO still continues to provide other accounting services to the Company.  Consulting expenses totaled approximately $285,000 and $791,000 for the three and nine months ended March 31, 2021, respectively. At March 31, 2021, the Company owed TechCXO approximately $94,000.

16.   Income Taxes

The Company recorded no income tax expense for the nine months ended March 31, 2021 and 2020 because the estimated annual effective tax rate was zero. As of March 31, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

The Company has ascertained that certain risks associated with further COVID-19 developments may adversely impact its operations and liquidity, and its business and share price may also be affected by the COVID-19 pandemic. However, the Company does not anticipate any significant threat to its operations at this point in time. Due to the general unknown nature surrounding the crisis, the Company cannot reasonably estimate the potential for any future impacts on its operations or liquidity.

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

Fraunhofer

Settlement Agreement:

On May 4, 2021, iBio, Inc. (the “Company”) and Fraunhofer USA, Inc. (“FhUSA”) entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle all claims and counterclaims in the litigation captioned iBio, Inc. v. Fraunhofer USA, Inc. (Case No. 10256-VCF) in Delaware Chancery Court (the “Lawsuit”). The Settlement Agreement, among other things, resolves the Company’s claims to ownership of certain plant-based technology developed by FhUSA from 2003 through 2014, and sets forth the terms of a license of intellectual property. The Lawsuit was commenced against FhUSA by the Company in March 2015 in the Court of Chancery of the State of Delaware and is described in more detail in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020. The Settlement Agreement is not an admission of liability or fault of the parties.

The terms of the Settlement Agreement provide for cash payments to the Company of $28,000,000 as follows: (i) $16,000,000 to be paid no later than May 14, 2021 (which is expected to be paid 100% to cover legal fees and expenses); (ii) two payments of $5,100,000 payable by March 31, 2022 and 2023 and (iii) as additional consideration for a license agreement, two payments of $900,000 due on March 1, 2022 and 2023. The license provides for a nonexclusive, nontransferable, worldwide, fully paid-up license to all intellectual property rights in and to certain plant-based technology developed by FhUSA from 2003 through 2014 that were the subject of the Lawsuit. After payment of the fees and expenses of its attorneys and others retained by the Company, including the litigation funding company, the Company’s estimated aggregate net cash recovery as a result of the Settlement Agreement will be approximately $12,000,000.

The Settlement Agreement provides that within three business days of confirmation of receipt in full of the initial $16,000,000 payment, the Company and FhUSA will submit a stipulated order dismissing all claims with prejudice asserted in the Lawsuit.  The Settlement Agreement also contains a mutual release by the Company and FhUSA of all claims and counterclaims through the date of the Settlement Agreement.

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

18.   Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended March 31, 2021 and 2020, employer contributions made to the Plan totaled approximately $34,000 and $22,000, respectively, and $95,000 and $79,000 for the nine months ended March 31, 2021 and 2020, respectively.

19.   Segment Reporting

In accordance with FASB ASC 280, Segment Reporting, the Company discloses financial and descriptive information about its reportable segments. The Company operates in two segments, (i) its biologics development and licensing activities, conducted within iBio, Inc. and (ii) our CDMO segment, conducted within iBio CDMO. These segments are components of the Company about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Please note that certain totals may not sum due to rounding.

Three Months Ended March 31, 2021 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$700	$65	$—	$765
Revenues - intersegment	191	688	(879)	—
Cost of goods sold	229	264	—	493
Gross profit	662	489	(879)	272
Research and development	1,500	1,353	(691)	2,162
General and administrative	3,438	2,062	(187)	5,313
Operating loss	(4,276)	(2,927)	—	(7,203)
Interest expense	—	(612)	—	(612)
Interest and other income	153	—	—	153
Consolidated net loss	(4,123)	(3,539)	—	(7,662)
Total assets	165,096	35,123	(57,522)	142,697
Finance lease ROU assets	—	26,380	—	26,380
Fixed assets, net	—	6,407	—	6,407
Intangible assets, net	1,146	—	—	1,146
Amortization of ROU assets	—	406	—	406
Depreciation expense	—	119	—	119
Amortization of intangible assets	73	—	—	73

Three Months Ended March 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$75	$21	$—	$96
Revenues - intersegment	211	787	(998)	—
Cost of goods sold	72	14	—	86
Gross profit	214	794	(998)	10
Research and development	14	1,882	(801)	1,095
General and administrative	1,576	1,600	(197)	2,979
Operating loss	(1,376)	(2,688)	—	(4,064)
Interest expense	—	(616)	—	(616)
Interest and other income	4	—	—	4
Consolidated net loss	(1,372)	(3,304)	—	(4,676)
Total assets	51,113	32,024	(40,917)	42,220
Finance lease ROU assets	—	28,031	—	28,031
Fixed assets, net	—	2,657	—	2,657
Intangible assets, net	1,204	—	—	1,204
Amortization of ROU assets	—	416	—	416
Depreciation expense	—	70	—	70
Amortization of intangible assets	72	—	—	72

Nine Months Ended March 31, 2021 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$1,097	$783	$—	$1,880
Revenues - intersegment	667	1,186	(1,853)	0
Cost of goods sold	425	850	—	1,275
Gross profit	1,339	1,119	(1,853)	605
Research and development	2,341	5,761	(1,210)	6,892
General and administrative	8,921	7,106	(642)	15,385
Operating loss	(9,923)	(11,749)	—	(21,672)
Interest expense	—	(1,841)	—	(1,841)
Interest and other income	185	1	—	186
Consolidated net loss	(9,738)	(13,589)	—	(23,327)
Total assets	165,096	35,123	(57,522)	142,697
Finance lease ROU assets	—	26,380	—	26,380
Fixed assets, net	—	6,407	—	6,407
Intangible assets, net	1,146	—	—	1,146
Amortization of ROU assets	—	1,236	—	1,236
Depreciation expense	—	330	—	330
Amortization of intangible assets	218	—	—	218

Nine Months Ended March 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$425	$93	$—	$518
Revenues - intersegment	637	1,279	(1,916)	—
Cost of goods sold	341	63	—	404
Gross profit	721	1,309	(1,916)	114
Research and development	413	3,880	(1,303)	2,990
General and administrative	3,796	5,015	(613)	8,198
Operating loss	(3,488)	(7,586)	—	(11,074)
Interest expense	—	(1,851)	—	(1,851)
Interest and other income	20	1	—	21
Consolidated net loss	(3,468)	(9,436)	—	(12,904)
Total assets	51,113	32,024	(40,917)	42,220
Finance lease ROU assets	—	28,031		28,031
Fixed assets, net	—	2,657	—	2,657
Intangible assets, net	1,204	—	—	1,204
Amortization of ROU assets	—	1,246	—	1,246
Depreciation expense	2	205	—	207
Amortization of intangible assets	225	—	—	225

20. Disclosure of Correction of Immaterial Error

The Company reclassified certain expenses on its Condensed Consolidated Statement of Operations effective for the third quarter of fiscal 2021. These changes in classification align the Company’s external presentation of operating-related expenses with the way that the Company's chief operating decision maker (CODM) expects to assess spend and resource allocation decisions around the Company’s operations as well as provide users of the financial statements with more information including separately stating cost of goods sold and classifying costs on the Statement of Operations according to their primary function (e.g. Research and development). The Company has reclassified these expenses for the prior periods presented to provide comparable historical financial information. The Company intends to use this new presentation of operating-related expenses going forward.

The Company assessed the materiality of this error in accordance with SAB No. 99 “Materiality” and Accounting Standards Codification 250 Accounting Changes and Error Corrections and determined that this was an immaterial error.

The reclassifications did not have any impact to consolidated operating income (loss), net income (loss), cash flows or earnings per share. The following tables illustrate the reclassifications and financial impact on the various line items impacted on the Condensed Consolidated Statement of Operations and Segment Reporting, as follows:

Statement of Operations Reclassifications

	Three Months Ended
(In thousands)	March 31, 2020
Operating expense:	As Reported	Adjustment	As Revised	% Change
Cost of goods sold	$—	86	$86	100%
Research and Development	999	96	1,095	10%
General and administrative	3,161	(182)	2,979	(6)%
Total operating expenses	$4,160		$4,160

	Nine Months Ended
(In thousands)	March 31, 2020
Operating expense:	As Reported	Adjustment	As Revised	% Change
Cost of goods sold	$—	404	$404	100%
Research and Development	2,864	126	2,990	4%
General and administrative	8,728	(530)	8,198	(6)%
	$11,592		$11,592

Segment Reporting Reclassifications

As Reported:
Three Months Ended March 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Cost of goods sold	$—	$—	$—	$—
Research and Development	78	1,722	(801)	999
General and administrative	1,584	1,774	(197)	3,161

As Revised:
Three Months Ended March 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO		Total
Cost of goods sold	$72	14	$—	$86
Research and Development	14	1,882	(801)	1,095
General and administrative	1,576	1,600	(197)	2,979

As Reported:
Nine Months Ended March 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO		Total
Cost of goods sold	$—	$—	$—	$—
Research and Development	3,152	2,005	(1,307)	3,850
General and administrative	3,090	7,091	(1,073)	9,108

As Revised:
Nine Months Ended March 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO		Total
Cost of goods sold	$341	63	$—	$404
Research and Development	2,829	2,454	(1,307)	3,976
General and administrative	3,072	6,579	(1,073)	8,578

21.   Subsequent Events

In April of 2021, the Company management decided to discontinue the operations of its Brazilian subsidiary iBio Brazil. This is not expected to have a material impact on the Company’s consolidated operations and in management’s opinion exit costs are not expected to be material. As such, the net liabilities and operations of iBio Brazil were not classified as discontinued operations.

On May 4, 2021, the Company and FhUSA entered into the Settlement Agreement to settle the Lawsuit. The Settlement Agreement, among other things, resolves the Company’s claims to ownership of certain plant-based technology developed by FhUSA from 2003 through 2014, and sets forth the terms of a license of intellectual property.  The Lawsuit was commenced against FhUSA by the Company in March 2015 in the Court of Chancery of the State of Delaware and is described in more detail in the Company’s Quarterly Report on Form 10-Q for the quarter ended  December 31, 2020.  The Settlement Agreement is not an admission of liability or fault of the parties.

The terms of the Settlement Agreement provide for cash payments to the Company of $28,000,000 as follows: (i) $16,000,000 to be paid no later than May 14, 2021 (which is expected to be paid 100% to cover legal fees and expenses); (ii) two payments of $5,100,000 payable by March 31, 2022 and 2023 and (iii) as additional consideration for a license agreement, two payments of $900,000 due on March 1, 2022 and 2023. The license provides for a nonexclusive, nontransferable, worldwide, fully paid-up license to all intellectual property rights in and to certain plant-based technology developed by FhUSA from 2003 through 2014 that were the subject of the Lawsuit. After payment of the fees and expenses of its attorneys and others retained by the Company, including the litigation funding company, the Company’s estimated aggregate net cash recovery as a result of the Settlement Agreement will be approximately $12,000,000.

The Settlement Agreement provides that within three business days of confirmation of receipt in full of the initial $16,000,000 payment, the Company and FhUSA will submit a stipulated order dismissing all claims with prejudice asserted in the Lawsuit.  The Settlement Agreement also contains a mutual release by the Company and FhUSA of all claims and counterclaims through the date of the Settlement Agreement.

On May 6, 2021, the Company announced that IBIO-201, the Company’s vaccine candidate combining antigens derived from the spike protein (“S protein”) fused with iBio’s patented LicKM™ booster molecule, recently completed IND-enabling toxicology studies. The studies identified no adverse effects at low or high doses. The Company also reported on development of IBIO-202, a subunit vaccine candidate that targets the nucleocapsid protein (“N protein”) of SARS-CoV-2. Using its plant-based FastPharming® System, the Company reported that it has successfully expressed N protein antigens and has initiated both intramuscular and intranasal preclinical studies to identify favorable antigen-adjuvant combinations.

On April 30, 2021, the Company entered into a new employment agreement, dated as of April 30, 2021, with Thomas F. Isett, the Company’s Chief Executive Officer (the “New Employment Agreement”) in order to further enhance corporate governance and better align its compensation arrangements with current best practices. The New Employment Agreement, which was approved by the Company’s Compensation Committee, replaces in its entirety the Amended and Restated Executive Employment Agreement, dated as of April 21, 2020, by and between Mr. Isett and the Company (the “Prior Agreement”) and removed certain legacy contractual obligations, including an uncapped transaction bonus of 4.5% to be paid in connection with a Change of Control (as defined in the Prior Agreement), which were not viewed by the Company’s Compensation Committee as best governance practices or as being aligned with the Company’s goals.

Pursuant to the terms of the New Employment Agreement, Mr. Isett will serve as the Company’s Chief Executive Officer for a term of two years, subject to extensions for one-year periods. Mr. Isett will receive an annual base salary of $650,000 and he is still eligible to receive a target bonus of 60% of his base salary based upon the Compensation Committee’s assessment of his performance and the performance of the Company during the prior fiscal year.  In addition, pursuant to the terms of the New Employment Agreement, the Company issued Mr. Isett an award of nonqualified stock options to purchase 3,000,000 shares of the Company’s common stock (the “Option Shares”), pursuant to the Company’s 2020 Omnibus Equity Incentive Plan (the “Plan”). The New Employment Agreement also provides that the Compensation Committee will establish certain performance criteria and thereafter Mr. Isett will receive a grant of 5,000,000 performance restricted stock units (“RSUs”), which will also vest subject to achievement of pre-defined performance criteria to be established by the Compensation Committee.  Mr. Isett will also be entitled to continue to receive certain benefits that he is currently entitled to under the Prior Agreement. Under the terms of the New Employment Agreement, Mr. Isett is also entitled to certain payments if his employment is terminated by the Company without Cause (as defined in the New Employment Agreement).  In addition, Mr. Isett is also entitled certain payments if his employment is terminated by the Company without Cause within twelve (12) months after a “Change in Control,” as defined in the Plan.

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

Overview

The Company is a biotechnology company and biologics contract development and manufacturing organization (“CDMO”). The Company applies its licensed and owned technologies to develop novel products to fight fibrotic diseases, cancers, and infectious diseases. The Company uses its FastPharming® Development and Manufacturing System (the “FastPharming System”) to increase “speed-to-clinic” for new candidates. The Company is also using the FastPharming System to create proteins for research and development (“R&D”) as well as further manufacturing uses, including 3D-bioprinting. In addition, the Company makes the FastPharming System available to clients on a fee-for-service basis for the production of proteins.

The Company’s current platforms and programs include: (i) the development of therapeutics, for which the Company intends to conduct preclinical and clinical trials; (ii) the development of vaccines, for which the Company intends to conduct preclinical and clinical trials; (iii) CDMO services using its licensed and owned FastPharming System and GlycaneeringTM Services; and (iv) the production of proteins for research and further manufacturing for use in multiple other bioprocess applications. The Company is developing a portfolio of technologies, products, and services driven by the following platforms and programs, which it intends to use individually, and in combination:

☐	Therapeutics
o	Treatments for fibrotic diseases, including a fusion of the endostatin-derived E4 antifibrotic peptide to the hinge and heavy chain of human IgG1 (“IBIO-100”, formerly described as “CFB-03”) for systemic scleroderma (for which we have received orphan drug designation), idiopathic pulmonary fibrosis, and related conditions.
o	An ACE2-Fc fusion protein as a treatment for COVID-19 and, prospectively, other diseases emanating from the Coronaviridae family, in-licensed from Planet Biotechnology, Inc.

☐	Vaccines
o	A subunit vaccine candidate targeting the nucleocapsid protein novel being designed for the prevention of SARS-CoV-2 infection. (IBIO-202).
o	An E2 antigen, in combination with a selected adjuvant, for vaccination of pigs against classical swine fever (“IBIO-400”).
☐	CDMO Services
o	Process development and manufacturing of protein products in hydroponically-grown, transiently-transfected plants, (typically Nicotiana benthamiana, a relative of the tobacco plant) using the Company’s proprietary expression technologies, GlycaneeringTM Services, and production know-how (the FastPharming System), deployed in its 130,000 square-foot manufacturing facility in Bryan, Texas.
o	The Company’s contract development and manufacturing services include:

Process Development

Feasibility assessment and development of manufacturing processes using the FastPharming System. Product optimization via our GlycaneeringTM Services that may be used to enhance the quality and performance of therapeutic proteins via plant-based glycosylation controls.

Manufacturing	Biologics production using the FastPharming System.

Fill / Finish	Aseptic vial and bottle filling and finishing services.

BioAnalytic	Method development and validation, including protein characterization using mass spectrometry.

Factory Solutions	For the clients who seek to insource biologics manufacturing using the FastPharming System and instead of outsourcing production to iBio CDMO.

☐	Research & Bioprocess Products
o	Proteins for use in biofabrication of tissues and organs.
o	Cytokines and growth factors for cell culture applications.
o	Other biologics for use in a range of life science research, development, and bioprocessing applications.

Recent Developments

On January 11, 2021, Cantor Fitzgerald partially exercised their option related to the Offering of December 10, 2021 and purchased 4,240,828 additional shares of common stock for additional net proceeds to the Company of approximately $4.6 million.

On January 18, 2021, we appointed Dr. Martin B. Brenner as our Chief Scientific Officer.

On March 4th, 2021, we appointed Robert Lutz as our Chief Finance and Business Officer.

In April of 2021, the Company management decided to discontinue the operations of its Brazilian subsidiary iBio Brazil. This is not expected to have a material impact on the Company’s consolidated operations and in management’s opinion, exit costs are not expected to be material. As such, the net liabilities and operations of iBio Brazil were not classified as discontinued operations.

On May 4, 2021, the Company and FhUSA entered into the Settlement Agreement to settle the Lawsuit. The Settlement Agreement, among other things, resolves the Company’s claims to ownership of certain plant-based technology developed by FhUSA from 2003 through 2014, and sets forth the terms of a license of intellectual property.  The Lawsuit was commenced against FhUSA by the Company in March 2015 in the Court of Chancery of the State of Delaware and is described in more detail in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020.  The Settlement Agreement is not an admission of liability or fault of the parties.

The terms of the Settlement Agreement provide for cash payments to the Company of $28,000,000 as follows: (i) $16,000,000 to be paid no later than May 14, 2021 (which is expected to be paid 100% to cover legal fees and expenses); (ii) two payments of $5,100,000 payable by March 31, 2022 and 2023 and (iii) as additional consideration for a license agreement, two payments of $900,000 due on March 1, 2022 and 2023. The license provides for a nonexclusive, nontransferable, worldwide, fully paid-up license to all intellectual property rights in and to certain plant-based technology developed by FhUSA from 2003 through 2014 that were the subject of the Lawsuit. After payment of the fees and expenses of its attorneys and others retained by the Company, including the litigation funding company, the Company’s estimated aggregate net cash recovery as a result of the Settlement Agreement will be approximately $12,000,000.

The Settlement Agreement provides that within three business days of confirmation of receipt in full of the initial $16,000,000 payment, the Company and FhUSA will submit a stipulated order dismissing all claims with prejudice asserted in the Lawsuit.  The Settlement Agreement also contains a mutual release by the Company and FhUSA of all claims and counterclaims through the date of the Settlement Agreement.

On May 6, 2021, the Company announced that IBIO-201, the Company’s vaccine candidate combining antigens derived from the spike protein (“S protein”) fused with iBio’s patented LicKM™ booster molecule, recently completed IND-enabling toxicology studies. The studies identified no adverse effects at low or high doses. The Company also reported on development of IBIO-202, a subunit vaccine candidate that targets the nucleocapsid protein (“N protein”) of SARS-CoV-2. Using its plant-based FastPharming® System, the Company reported that it has successfully expressed N protein antigens and has initiated both intramuscular and intranasal preclinical studies to identify favorable antigen-adjuvant combinations. Results are expected in early Q1 FY2022.

On April 30, 2021, the Company entered into a new employment agreement, dated as of April 30, 2021, with Thomas F. Isett, the Company’s Chief Executive Officer (the “New Employment Agreement”) in order to further enhance corporate governance and better align its compensation arrangements with current best practices. The New Employment Agreement, which was approved by the Company’s Compensation Committee, replaces in its entirety the Amended and Restated Executive Employment Agreement, dated as of April 21, 2020, by and between Mr. Isett and the Company (the “Prior Agreement”) and removed certain legacy contractual obligations, including an uncapped transaction bonus of 4.5% to be paid in connection with a Change of Control (as defined in the Prior Agreement), which were not viewed by the Company’s Compensation Committee as best governance practices or as being aligned with the Company’s goals. Pursuant to the terms of the New Employment Agreement, Mr. Isett will serve as the Company’s Chief Executive Officer for a term of two years, subject to extensions for one-year periods. Mr. Isett will receive an annual base salary of $650,000 and he is still eligible to receive a target bonus of 60% of his base salary based upon the Compensation Committee’s assessment of his performance and the performance of the Company during the prior fiscal year.  In addition, pursuant to the terms of the New Employment Agreement, the Company issued Mr. Isett an award of nonqualified stock options to purchase 3,000,000 shares of the Company’s common stock (the “Option Shares”), pursuant to the Company’s 2020 Omnibus Equity Incentive Plan (the “Plan”). The New Employment Agreement also provides that the Compensation Committee will establish certain performance criteria and thereafter Mr. Isett will receive a grant of 5,000,000 performance restricted stock units (“RSUs”), which will also vest subject to achievement of pre-defined performance criteria to be established by the Compensation Committee.  Mr. Isett will also be entitled to continue to receive certain benefits that he is currently entitled to under the Prior Agreement. Under the terms of the New Employment Agreement, Mr. Isett is also entitled to certain payments if his employment is terminated by the Company without Cause (as defined in the New Employment Agreement).  In addition, Mr. Isett is also entitled certain payments if his employment is terminated by the Company without Cause within twelve (12) months after a “Change in Control,” as defined in the Plan.

On May 7, 2021, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 1,716,800 shares of common stock. The Company received net proceeds of approximately $2.995 million.

Results of Operations - Comparison of Three Months ended March 31, 2021 and 2020

Revenue

Revenues for the three months ended March 31, 2021 and 2020 were approximately $765,000 and $96,000, respectively, an increase of approximately $669,000. The increase in revenue was from growth in CDMO primarily from a contract with one customer which accounted for 92% of revenue. During the three months ended March 31, 2021 and 2020, the Company generated 100% of its revenue from three customers and two customers, respectively.

Gross Profit

Gross profit for three months ended March 31, 2021 and 2020 was $272,000 and $10,000, respectively, an increase of approximately $262,000.  Gross profit percentage was 35.6% for the three months ended March 31, 2021 and 10.4% for the three months ended March 31, 2020. The increase in gross profit percentage was largely due to the completion in 2021 of a small number of higher gross profit projects.

Research and Development Expenses (“R&D”)

Research and development expenses for the three months ended March 31, 2021 and 2020 were $2,162,000 and $1,095,000, respectively, an increase of approximately $1,067,000. The increase was primarily related to increases in personnel and other expenses to support the Company’s development of a portfolio of proprietary therapeutics and vaccines.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the three months ended March 31, 2021 and 2020 were approximately $5,313,000 and $2,979,000, respectively, an increase of $2,334,000. The increase resulted primarily from an increase in headcount and consulting costs to grow the business.

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended March 31, 2021 were approximately $7,475,000, compared with approximately $4,074,000 in the same period of 2020.

Total Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2021 and 2020 was approximately ($459,000) and ($612,000), respectively.

As discussed above, iBio CDMO’s operations take place in a facility in Bryan, Texas under a 34-year lease (the "Sublease") with the second affiliate of another affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Second Eastern Affiliate”). Such Sublease is accounted for as a finance lease. For the three months ended March 31, 2021, Total other income (expense) included interest expense of approximately $610,000 incurred under the finance lease and approximately $2,000 for the PPP loan offset by interest income of approximately $152,000 and royalty income of approximately $1,000. For the three months ended March 31, 2020, Total other income (expense) included interest expense of approximately $616,000 incurred under the finance lease offset by interest income of approximately $4,000.

Net Loss Attributable to Noncontrolling Interest

This represents the share of the loss in iBio CDMO for an affiliate of Eastern (the “Eastern Affiliate”) for the three months ended March 31, 2021 and 2020.

Net Loss Available to iBio, Inc. Stockholders

Net loss available to iBio, Inc. stockholders for the three months ended March 31, 2021 was approximately $7,725,000, or $0.04 per share and includes preferred stock dividends for iBio CMO Tracking Stock of approximately $64,000. Net loss available to iBio, Inc. stockholders for the three months ended March 31, 2020 was approximately $4,741,000, or $0.06 per share, and included preferred stock dividends for iBio CMO Tracking Stock of approximately $65,000.

Results of Operations - Comparison of Nine Months ended March 31, 2021 and 2020

Revenue

Revenues for the nine months ended March 31, 2021 and 2020 were approximately $1,880,000 and $518,000, respectively, an increase of approximately $1,362,000. The increase resulted from the successful completion of a small number of larger revenue CDMO projects. During the nine months ended March 31, 2021 and 2020, the Company generated 100% of its revenue from four customers and five customers, respectively.

Gross Profit

Gross profit for the nine months ended March 31, 2021 and 2020 were $605,000 and $114,000, respectively, an increase of approximately $491,000.  Gross profit percentage was 32.2% for the nine months ended March 31, 2021 and 22.0% for the nine months ended March 31, 2020. The increase in gross profit percentage was largely due to the completion in 2021 of a small number of higher gross profit projects.

Research and Development Expenses (“R&D”)

Research and development expenses for the nine months ended March 31, 2021 and 2020 were $6,892,000 and $2,990,000, respectively, an increase of approximately $3,902,000. The increase was primarily related to increases in personnel and other expenses to support the Company’s development of a portfolio of proprietary therapeutics and vaccines.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the nine months ended March 31, 2021 and 2020 were approximately $15,385,000 and $8,198,000, respectively, an increase of $7,187,000. The increase resulted primarily from an increase in headcount and consulting costs to grow the business.

Total operating expenses, consisting primarily of R&D and G&A expenses for the nine months ended March 31, 2021 were approximately $23,277,000, compared with approximately $11,188,000 in the same period of 2020.

Total Other Income (Expense)

Total other income (expense) for the nine months ended March 31, 2021 and 2020 was approximately ($1,655,000) and ($1,830,000), respectively.

For the nine months ended March 31, 2021, total other income (expense) included interest expense of approximately $1,836,000 incurred under the finance lease and approximately $5,000 for the PPP loan offset by interest income of approximately $183,000 and royalty income of approximately $3,000. For the nine months ended March 31, 2020, total other income (expense) included interest expense of approximately $1,851,000 incurred under the finance lease offset by interest income of approximately $12,000 and royalty income of approximately $9,000.

Net Loss Attributable to Noncontrolling Interest

This represents the share of the loss in iBio CDMO for an affiliate of Eastern (the “Eastern Affiliate”) for the nine months ended March 31, 2021 and 2020.

Net Loss Available to iBio, Inc. Stockholders

Net loss available to iBio, Inc. stockholders for the nine months ended March 31, 2021 was approximately $23,518,000 or $0.12 per share and includes preferred stock dividends for iBio CMO Tracking Stock of approximately $195,000. Net loss available to iBio, Inc. stockholders for the nine months ended March 31, 2020 was approximately $34,657,000, or $0.74 per share, in the same period of 2020 and included preferred stock dividends for iBio CMO Tracking Stock of approximately $196,000 and deemed dividends due to the down round feature of Series A Preferred Stock and Series B Preferred Stock of approximately $21,560,000.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents plus debt securities of approximately $103.9 million as compared to $55.1 million as of June 30, 2020. We believe that our current cash will be sufficient to support our current operations through March 31, 2023.

The following is a summary of recent equity transactions that occurred:

1.	On December 8, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald as underwriter, pursuant to which the Company (i) agreed to issue and sell in a public offering (the “Offering”) 29,661,017 shares of common stock, to Cantor Fitzgerald and (ii) granted Cantor Fitzgerald an option for 30 days to purchase up to an additional 4,449,152 shares of common stock that may be sold upon the exercise of such option by Cantor Fitzgerald. In January 2021, Cantor Fitzgerald notified us of its decision to partially exercise the option, and on January 11, 2021, we issued an additional 4,240,828 shares of common stock to satisfy the underwriter’s option exercise. We issued a total of 33.9 million shares of common stock for net proceeds of approximately $36.9 million.
2.	In January 2021, Cantor Fitzgerald notified the Company of its decision to partially exercise the option, and on January 11, 2021, the Company issued an additional 4,240,828 shares of common stock to satisfy the underwriter’s option exercise. The Company received net proceeds of approximately $4.6 million.
3.	On February 24, 2021, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 113,200 shares of common stock. The Company received net proceeds of approximately $238,000.
4.	On May 7, 2021, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 1,716,800 shares of common stock. The Company received net proceeds of approximately $2.995 million.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $22,838,000 for the nine months ended March 31, 2021. The use of cash was attributable to funding our net loss for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately $23,570,000 for the nine months ended March 31, 2021. Cash used in investing activities was attributable to the acquisition of debt securities of $20,963,000, the redemption of debt securities of $1,500,000, the issuance of a convertible note receivable to Safi Biosolutions, Inc. in the principal amount of $1,500,000, additions of intangible assets of $201,000 and fixed assets attributable to iBio CDMO of $2,406,000.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $75,923,000 for the nine months ended March 31, 2021. The financing activities for the nine months ended March 31, 2021 included:

1.	On June 17, 2020 as amended on July 29, 2020, the Company entered into an equity distribution agreement with UBS Securities, LLC ("UBS") as sales agent pursuant to which the Company could sell from time to time shares of its common stock through UBS, for the sale of up to $72,000,000 of shares of the Company's common stock. This “At-The-Market” facility included the remaining portion of the Lincoln Park facility. The offering was terminated by the Company on November 25, 2020. The Company issued 30.2 million shares of the Company’s common stock through UBS for net proceeds of approximately $68.83 million.
2.	On November 25, 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent (the “Sales Agent”). The issuance and sale, if any, of common stock by the Company under the Sales Agreement was subject to the effectiveness of our registration statement on Form S-3 (File No. 333-250973) (the “Registration Statement”), filed with the Securities and Exchange Commission on November

25, 2020. The Registration Statement was declared effective by the Securities and Exchange Commission on December 7, 2020.
3.	On December 8, 2020, the Company entered into the Underwriting Agreement with Cantor Fitzgerald as underwriter, pursuant to which the Company (i) agreed to issue and sell in the Offering 29,661,017 shares of common stock of the Company to Cantor Fitzgerald and (ii) granted Cantor Fitzgerald an option for 30 days to purchase up to an additional 4,449,152 shares of common stock that may be sold upon the exercise of such option by Cantor Fitzgerald. On December 10, 2020, pursuant to the terms of the Underwriting Agreement, 29,661,017 shares of common stock were purchased by Cantor Fitzgerald from the Company at a price of $1.0955 per share for net proceeds of approximately $32.3 million to the Company from the Offering, excluding any proceeds that were received from the exercise of the underwriter’s option to purchase additional shares, and after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.
4.	In January 2021, Cantor Fitzgerald notified the Company of its decision to partially exercise the option, and on January 11, 2021, the Company issued an additional 4,240,828 shares of common stock to satisfy the underwriter’s option exercise. The Company received net proceeds of approximately $4.6 million.
5.	On February 24, 2021, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 113,200 shares of common stock. The Company received net proceeds of approximately $238,000.
6.	On May 7, 2021, Cantor Fitzgerald sold as sales agent pursuant to Sales Agreement 1,716,800 shares of common stock. The Company received net proceeds of approximately $2.995 million.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of March 31, 2021, our accumulated deficit was approximately $173,743,000 and we used approximately $22,838,000 of cash for operating activities during the nine months ended March 31, 2021.

Based on the total cash and cash equivalents plus debt securities of approximately $103.9 million as of March 31, 2021, we believe we have adequate cash to support our activities through March 31, 2023.

We plan to fund our future business operations using existing cash and liquid resources, through proceeds realized in connection with the commercialization of our technologies and proprietary products, license and collaboration arrangements and the operation of iBio CDMO, and through proceeds from the sale of additional equity or other securities. Although we have been successful in raising capital during the past year, we cannot be certain that such funding will be available in the future on favorable terms or at all. We anticipate that expenses will increase as we further expand our operations, including our planned establishment of drug discovery capabilities in San Diego, California.  In addition, further product development is also expected to increase expenses, including but not limited to the expected initiation of IND-enabling studies of IBIO-100 in fiscal 2022 and the additional studies that will be required to support development of IBIO-400 for which we recently submitted an Outline of Production and facility documentation to the U.S. Department of Agriculture. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2021, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2021 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

●	Valuation of intellectual property;
●	Revenue recognition;
●	Lease accounting;
●	Legal and contractual contingencies;
●	Research and development expenses; and
●	Share-based compensation expenses.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer / Principal Accounting Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Chief Executive Officer (our Principal Executive Officer) and Principal Financial Officer / Principal Accounting Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Lawsuits

On May 4, 2021, iBio, Inc. (the “Company”) and Fraunhofer USA, Inc. (“FhUSA”) entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle all claims and counterclaims in the litigation captioned iBio, Inc. v. Fraunhofer USA, Inc. (Case No. 10256-VCF) in Delaware Chancery Court (the “Lawsuit”). The Settlement Agreement, among other things, resolves the Company’s claims to ownership of certain plant-based technology developed by FhUSA from 2003 through 2014, and sets forth the terms of a license of intellectual property.  The Lawsuit was commenced against FhUSA by the Company in March 2015 in the Court of Chancery of the State of Delaware and is described in more detail in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020.  The Settlement Agreement is not an admission of liability or fault of the parties.

The terms of the Settlement Agreement provide for cash payments to the Company of $28,000,000 as follows: (i) $16,000,000 to be paid no later than May 14, 2021 (which is expected to be paid 100% to cover legal fees and expenses); (ii) two payments of $5,100,000 payable by March 31, 2022 and 2023 and (iii) as additional consideration for a license agreement, two payments of $900,000 due on March 1, 2022 and 2023. The license provides for a nonexclusive, nontransferable, worldwide, fully paid-up license to all intellectual property rights in and to certain plant-based technology developed by FhUSA from 2003 through 2014 that were the subject of the Lawsuit. After payment of the fees and expenses of its attorneys and others retained by the Company, including the litigation funding company, the Company’s estimated aggregate net cash recovery as a result of the Settlement Agreement will be approximately $12,000,000.

The Settlement Agreement provides that within three business days of confirmation of receipt in full of the initial $16,000,000 payment, the Company and FhUSA will submit a stipulated order dismissing all claims with prejudice asserted in the Lawsuit.  The Settlement Agreement also contains a mutual release by the Company and FhUSA of all claims and counterclaims through the date of the Settlement Agreement.

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

Risk Factor Summary

Consistent with the foregoing, our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following, which we consider our most material risks:

●	We have in the past been impacted by the COVID-19 pandemic and may in the future been impacted by the COVID-19 pandemic;

●	We have incurred significant losses since our inception, expect that our expenses will increase and that we will continue to incur losses for the foreseeable future;
●	We will need additional funding to fully execute our business plan, which funding may not be available on commercially acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate the commercialization of our development and manufacturing services and efforts or our product development programs;
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technology or product candidates;
●	We have a limited operating history and experience conducting commercial activities;
●	We rely on licenses to use various technologies that are material to our business and if the agreements underlying the licenses were to be terminated or if other rights that may be necessary for commercializing our intended products cannot be obtained, it would halt our ability to market our products and technology, as well as have an immediate material adverse effect on our business, operating results and financial condition;
●	We currently have only four product candidates in early stages of pre-clinical development and are dependent on the success of these product candidates, which requires significant clinical testing before seeking regulatory approval. If our product candidates do not receive regulatory approval or are not successfully commercialized, our business may be harmed;
●	We depend on spending and demand from our customers for our contract manufacturing and development services;
●	We may be unable to receive regulatory approval for our products, gain market acceptance or we may not successfully commercialize such products;
●	Our preclinical studies may not produce successful results or clinical trials may not demonstrate safety and efficacy in humans;
●	Regulatory approval of our product candidates depend on our successful completion of clinical trials, enrollment and retention of subjects in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control;
●	Our manufacturing services customers’ failure to receive or maintain regulatory approval for their product candidates could negatively impact our revenue and profitability;
●	We are dependent on a small number of customers for a large percentage of our revenue;
●	The protection of our intellectual property and enforcement of our rights could be expensive, time consuming and unsuccessful;
●	Our iBio CDMO business may be unable to provide quality and timely offerings to its customers, attract and maintain customers, maximize the utilization of our facility or maintain regulatory compliance;
●	We may not have an adequate number of shares of common stock authorized to enable us to complete future equity financing transactions or strategic transactions, which may adversely affect our ability to grow and develop;
●	We may be unable to retain or attract key personnel; and

●	We may fail to comply with continued listing standards under the NYSE American; and Provisions in our certificate of incorporation, bylaws and under Delaware law could discourage a takeover that stockholders may consider favorable.

Risks Related to Dependence on Third Parties

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

During the three months ended March 31, 2021, the Company generated 100% of its revenue from three customers with one customer accounting for 92% of revenue.

During the nine months ended March 31, 2021, the Company generated 100% of its revenue from four customers with no clients accounting for more than 50% of revenues.

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

Our prospects for our fibrosis product candidate (IBIO-100), which is now one of our primary focuses, is significantly dependent upon our license agreement with the University of Pittsburgh. The license grants us exclusive, worldwide rights to certain existing patents and related intellectual property that cover fibrosis. If we breach the terms of the license, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones and by certain deadlines or other factors, University of Pittsburgh has the right to terminate the license. Under the terms and conditions of the license agreement, as amended, we have agreed to use our best efforts to bring the licensed technology to market as soon as practicable, consistent with sound and reasonable business practice and judgment, and to continue active, diligent marketing efforts for the licensed technology throughout the term of this Agreement. In addition, this license agreement, as amended sets forth the following specific milestone completion deadlines: filing an investigational new drug application by December 31, 2021, enrollment of first patient in a Phase 1 clinical trial by March 31, 2022, enrollment of first patient in a Phase 2 clinical trial by June 30, 2023, enrollment of first patient in a Phase 3 clinical trial by June 30, 2026 and filing of a Biologics License Application or foreign equivalent by December 21, 2029. Although we intend to commence initiation of IND-enabling studies in fiscal 2022, there can be no assurance that we will complete the necessary studies in order to allow for us to file an IND by December 31, 2021.

If we were to lose or otherwise be unable to maintain the license on acceptable terms, or find that it is necessary or appropriate to secure new licenses from other third parties, we may not be able to market IBIO-100.

Risks Related to the Development and Commercialization of Our Technologies and Product Candidates

We face competitive and other risks in our COVID-19 vaccine program.

We have recently announced preclinical testing of a new vaccine program for treatment of certain patients with COVID-19. This SARS-CoV2 disease is extremely challenging and there are many companies addressing COVID-19, both in vaccines and therapeutic treatments, many of which have significantly greater resources and capital than we do and are further along in the clinic than we are. Pfizer-BioNTech, Moderna, and Johnson & Johnson have already developed a COVID-19 vaccine approved for emergency use in the United States and elsewhere, and many more, including several that have progressed further than us, including Oxford-AstraZeneca, Sanofi, Inovio, Takara Bio and Novavax, are in various stages of development, some of which have already received approval for emergency use in some European countries. Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. The competition for funding research and development in this disease, including grant funding, is intense and there can be no assurance that we will be able to obtain adequate funding to carry out our development plan or that, even if funding is obtained, our vaccine will be effective, timely, and accepted by appropriate regulatory authorities. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our COVID-19 vaccine, if any.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses during our next fiscal year and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our consolidated net loss was approximately $23,327,000 for the nine months ended March 31, 2021 and as of March 31, 2021, we had an accumulated deficit of approximately $173,743,000.

To date, we have financed our operations primarily through the sale of common stock, preferred stock and warrants. We have devoted substantially all of our efforts to research and development, including the development and validation of our technologies, our CDMO facilities, and the development of a proprietary therapeutic product against fibrosis and COVID-19 vaccines based upon our technologies. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and may incur operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if we:

●	initiate clinical trials of our product candidates;
●	continue the research and development of our product candidates;
●	seek to discover additional product candidates; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and manufacturing efforts.

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

We expect our research and development expenses to increase significantly as our product candidates advance in clinical development. In addition, as we expand our business, we will need to retain additional employees with the necessary skills including employees for our planned establishment of drug discovery capabilities in San Diego, California. In addition, to achieve our objectives we expect to add additional employees which is expected to significantly add to our fixed costs.  Because of numerous risks and uncertainties involved in our business, the timing or amount of increased development expenses cannot be accurately predicted, and our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. We anticipate that further product development is also expected to increase expenses, including but not limited to the expected initiation of IND-enabling studies of IBIO-100 in fiscal 2022 and the additional studies that will be required to support development of IBIO-400 for which we recently submitted an Outline of Production and facility documentation to the U.S. Department of Agriculture. Even if any of our product candidates are approved for commercial sale, we anticipate incurring significant costs associated with the commercial launch of and the related commercial-scale manufacturing requirements for our product candidates. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to accurately predict the timing or amount of future expenses or when, or if, we will be able to achieve or maintain profitability. These losses have had and will continue to have an adverse effect on our financial position and working capital.

We anticipate that our expenses will increase to the extent we:

●	continue the research and development of product candidates, and any future product candidates;
●	conduct additional clinical studies of our product candidates in the future;
●	continue to hire additional employees:
●	seek to discover additional product candidates;
●	seek regulatory approvals for our product candidates and any future product candidates that successfully complete clinical studies;
●	establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize our product candidates or other future product candidates if they obtain regulatory approval, including process improvements in order to manufacture our product candidates at commercial scale; and
●	enhance operational, financial and information management systems and hire more personnel, including personnel to support development of our product candidate and any future product candidates and, if a product candidate is approved, our commercialization efforts.

Risks Relating to Our Common Stock

We may not have an adequate number of shares of common stock authorized to enable us to complete future equity financing transactions or strategic transactions, which may adversely affect our ability to grow and develop.

We are authorized to issue 275,000,000 shares of common stock, of which approximately 216,134,000 shares of common stock were issued and outstanding as of March 31, 2021. At March 31, 2021, 35,330,000 common shares were reserved for issuance of shares upon exercise of outstanding options or reserved for future issuance of common shares under our equity incentive plans. If all of these securities were exercised it would leave 23,547,000 authorized but unissued shares of common stock.

As a result of our limited number of our authorized and unissued shares of common stock, we may have insufficient shares of common stock available to issue in connection with any future equity financing transactions or strategic transactions we may seek to undertake. Accordingly, we will likely take steps in the near future to increase our number of available shares, which may include seeking stockholder approval of an increase in our authorized number of shares of common stock or a reverse stock split. At our annual meeting of stockholders held on December 9, 2020, we sought but did not obtain approval of an increase in our authorized number of shares of common stock from 275,000,000 to 425,000,000. There can be no assurance that we will be successful in seeking approval for such actions.

The sale of our common stock through current or future equity offerings may cause dilution and could cause the price of our common stock to decline.

We are entitled under our certificate of incorporation, as amended, to issue up to 275,000,000 shares of our common stock and 1,000,000 shares of preferred stock.

We are authorized to issue 275,000,000 shares of common stock, of which approximately 216,134,000 shares of common stock were issued and outstanding as of March 31, 2021. At March 31, 2021, 35,330,000 common shares were reserved for issuance of shares upon exercise of outstanding options or reserved for future issuance of common shares under our equity incentive plans. If all of these securities were exercised it would leave 23,547,000 authorized but unissued shares of common stock.

Accordingly, we will be able to issue up to approximately 23.5 million additional shares of common stock and 999,999 shares of preferred stock based on our current authorized number of shares of common stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on December 31, 2020, the price of our common stock closed at $1.05 per share while on February 9, 2021, our stock price closed at $2.62 per share with no discernable announcements or developments by us or third parties. On February 3, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $1.78 and a reported high sales price of $2.24. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	our continued compliance with the listing standards of the NYSE American;
●	results of our preclinical and clinical trials;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;

●	general economic, industry and market conditions; and
●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, such as the recent outbreak of the novel coronavirus (COVID-19), and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

Item 5. Other Information.

None.

Item 6.  Exhibits.

HIDDEN_ROW
Exhibit No.	Description

3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 - File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2018 - File No. 001-35023)

3.3

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 - File No. 001-35023)

3.4

First Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2009 - File No. 000-53125)

10.1

Form of Restricted Stock Unit Award Agreement for Employees under the iBio, Inc. 2018 Omnibus Equity Incentive Plan, as amended and restated (incorporated by reference herein to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-252028) filed by the Company with the Securities and Exchange Commission on January 11, 2021)

10.2

Form of Non-Qualified Stock Option Agreement for Employees under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-252027) filed by the Company with the Securities and Exchange Commission on January 11, 2021)

10.3

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Initial Grant) under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the to the Registration Statement on Form S-8 (File No. 333-252027) filed by the Company with the Securities and Exchange Commission on January 11, 2021)

10.4

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Annual Grant) under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the to the Registration Statement on Form S-8 (File No. 333-252027) filed by the Company with the Securities and Exchange Commission on January 11, 2021)

10.5

Form of Restricted Stock Unit Award Agreement for Employees under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the to the Registration Statement on Form S-8 (File No. 333-252027) filed by the Company with the Securities and Exchange Commission on January 11, 2021)

10.6

Employment Agreement entered into as of February 15, 2021 by and between iBio, Inc. and Robert Lutz (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35023) filed with the Securities and Exchange Commission on February 16, 2021)

31.1*

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

iBio, Inc.
(Registrant)

Date: May 17, 2021	/s/ Thomas F. Isett 3rd
Thomas F. Isett 3rd
Chairman and Chief Executive Officer Principal Executive Officer

Date: May 17, 2021	/s/ Robert Lutz
Robert Lutz
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer