Form 10-K
period 2021-06-30
iBio, Inc.
filed 2021-09-28
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ◻ No ⌧

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
Emerging growth company	◻

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $222,357,558 as of December 31, 2020, based upon the closing sale price on the NYSE American of $1.05 per share reported for such date.

There were 217,873,094 shares of the registrant’s common stock issued and outstanding as of September 22, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Definitive Proxy Statement to be used in connection with the Registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

IBIO, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this Annual Report on Form 10-K (this “Annual Report”) to “iBio,” the “Company,” “we,” “us,” “our” and similar terms mean iBio, Inc.

Certain statements in this Annual Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. All statements contained in this Annual Report, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, the negative of these terms, other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report on Form 10-K and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report on Form 10-K is as of June 30, 2021, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this Annual Report.

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

PART I

Item 1. Business.

Overview

iBio, Inc. (“we”, “us”, “our”, “iBio”, “Ibio, Inc” or the “Company”) is a developer of next-generation biopharmaceuticals and pioneer of the sustainable FastPharming Manufacturing System ®. The Company is applying its licensed and owned technologies to develop novel product candidates to treat or prevent fibrotic diseases, cancers, and infectious diseases. The Company is using its FastPharming Manufacturing System (“FastPharming” or the “FastPharming System”) and Glycaneering Services TM to rapidly and cost effectively build a portfolio of proprietary biologic drug candidates. The Company is also using the FastPharming System to create proteins for others by contract or via the Company’s catalog.

The Company operates in two segments: (i) Biopharmaceuticals: which includes development and licensing in two business units: Therapeutics (focused on oncology as well as fibrotic and infectious diseases) and Vaccines (human and animal health vaccines), and (ii) Bioprocessing which includes Services (FastPharming, Process Development, Manufacturing, as well as Bioanalytical and other services) and Products (growth factors, lectins, and monoclonal antibodies) for research and further manufacturing uses, collectively known as Research & Bioprocess products (“RBP”):

Biopharmaceutical Segment:

Therapeutics

Anti-Fibrotics

Fibrosis is a pathological disorder in which connective tissue replaces normal parenchymal tissue to the extent that it goes unchecked, leading to considerable tissue remodeling and the formation of permanent scar tissue. Fibrosis can occur in many tissues within the body, including the lungs (e.g., idiopathic pulmonary fibrosis [“IPF”] and skin (e.g. systemic scleroderma [“SSc’].

SSc is a rare chronic disease of uncertain etiology characterized by rapid growth of fibrous tissue that leads to scarring and vascular abnormalities in the skin, joints, and internal organs.

IPF is a type of chronic scarring lung disease characterized by a progressive and irreversible decline in lung function. As the disease progresses, the increased scarring leads to decreasing transfer of oxygen into the bloodstream, and ultimately, irreversible loss of lung function. The average life expectancy after an IPF diagnosis is 3-5 years.1  Because there is no cure and no therapy has been shown to halt or reverse the progressive deterioration of lung function, the primary goal of IPF treatment is to slow disease progression, maintain or improve quality of life, and prolong survival. Estimates have ranged from 2-29 people per 100,000 in the general population have IPF.

For both SSc and IPF, while there are medications that can slow the progression of specific existing symptoms or temporarily reduce the development of new symptoms. However, these existing antifibrotics do not stop or reverse progression, and for many patients, are poorly tolerated. Thus, there remains a need for better treatment options.

IBIO-100

The Company’s lead anti-fibrotic candidate is IBIO-100, and its design is based in part upon work by Dr. Carol Feghali-Bostwick, Professor of Medicine at the Medical University of South Carolina and Vice-Chair of the Scleroderma Foundation. Her initial work was conducted at the University of

1 Scelfo C, Caminati A, Harari S. Recent advances in managing idiopathic pulmonary fibrosis. F1000Res. 2017;6:2052. Published 2017 Nov 27. doi:10.12688/f1000research.10720

Pittsburgh, and we have licensed the patents relevant for the continued development of the molecule from the university.

IBIO-100 candidates have been shown to be effective in animal models with both infusion and oral administration schemes, a novel aspect of a biotherapeutic protein of its type.2 Also, in preclinical studies, IBIO-100 has been shown to reduce: (i) bleomycin-induced lung fibrosis in mice, as measured by hydroxyproline content and modified Ashcroft histopathology scoring; (ii) collagen content in mice in which fibrosis was produced by osmotic pump delivery of bleomycin followed by pump delivery of IBIO-100, and (iii) hydroxyproline content of human lung tissue obtained after transplant of diseased, terminal-stage organs. Tissue fragments exhibited a significant reduction of hydroxyproline when cultured in the presence of IBIO-100 after only 72 hours. We plan to finalize the selection of a lead molecule and initiate IND-enabling studies during FY 2022.

IBIO-100 has been granted orphan drug designation by the FDA for treatment of systemic scleroderma.

Oncology

There have been notable advances in the field of oncology in recent years, and arguably none more important than the advent of immunotherapies. The ability of iBio’s FastPharming System to produce monoclonal antibodies – and the Glycaneering Technology that can be used to make them more potent - positions iBio well to compete in the rapidly growing field of immuno-oncology. To that end, the Company announced plans in May 2021 to establish its own, organic drug discovery and development capabilities in the San Diego, California area, while also exploring opportunities to license new assets to add to iBio’s pipeline of therapeutics.

IBIO-101

In August 2021, the Company signed a worldwide exclusive licensing agreement with RubrYc Therapeutics, Inc., (“RubrYc”) to develop and commercialize RTX-003, an anti-CD25 monoclonal antibody [mAb]. In preclinical models of disease, RTX-003 has demonstrated the ability to bind and deplete immunosuppressive regulatory T [Treg] cells to inhibit the growth of solid tumors.

Targeting depletion of Treg cells to control tumors emerged as an area of interest in oncology over the past several years. Since Treg cells express interleukin-2 Rα (“IL-2Rα” or “CD25”), it was envisioned that mAbs could be developed that bind CD25 and thereby trigger depletion by Natural Killer cells, resulting in stimulation of anti-tumor immunity.

Unfortunately, while first-generation mAbs successfully bound CD25+ cells, they also interfered with interleukin-2 [IL-2] signaling to T effector [Teff] cells to activate their cancer cell killing effects. The result was a failure of first-gen anti-CD25 mAbs as cancer immunotherapies, since their favorable anti-Treg effects were negated by their unfavorable impact on Teff cells.

RTX-003 is a second-generation anti-CD25 mAb that potently binds and depletes Treg cells but doesn’t block the IL-2 signaling pathway to Teffs. Preclinical data show that an afucosylated version of the molecule is even more potent, but since RTX-003 was initially developed using traditional mammalian cell expression systems, a license from third parties for the afucosylation technology on that platform would be necessary. However, given studies in which we demonstrated that fucosylated and afucosylated RTX-003 produced using our FastPharming System - and enhanced with our Glycaneering Technology – had comparable performance to the mammalian system, we intend to switch to our more sustainable, plant-based manufacturing platform and advance the molecule as IBIO-101. Initiation of IND enabling studies is expected in calendar 2022.

2 Science translational medicine vol. 4,136 (2012): 136a72. doi:10.1126/scitranslmed.3003421

RTX-003 stimulates anti-tumor immunity by depleting immunosuppressive Treg cells via engagement with Natural Killer [NK] Cells

Discovery Oncology

iBio has three oncology products in  the discovery stage. All three products are antibodies that should benefit from iBio’s Glycoengineering Technology which enables afucosylation of the molecule to enhance antibody dependent cellular cytotoxicity (“ADCC”). Greater ADCC conveys greater potency for cancer cell killing effects. We expect the oncology pipeline to continue to grow via the Collaboration and Option Agreement with RubrYc, as well as the Company’s partnership with an antibody discovery firm Fair Journey (see Strategic Alliances, Collaborations, and Joint Ventures below for additional details).

Vaccines:

Human Health: SARS-CoV-2

Coronavirus disease 2019 (“COVID-19” or “COVID”) is an infectious disease caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2). It was first identified in December 2019 in Wuhan, Hubei, China, and has resulted in an ongoing pandemic. Common symptoms include fever, cough, fatigue, shortness of breath or breathing difficulties, and loss of smell and taste. While most people have mild symptoms, some people develop acute respiratory distress syndrome (ARDS), possibly precipitated by cytokine dysregulation, multi-organ failure, septic shock, and blood clots.

The biopharmaceutical industry successfully and rapidly rose to the challenges of the COVID pandemic, delivering highly effective vaccines in record time. However, by the summer of 2021, many experts concluded that the COVID crisis is likely to be endemic to many regions around the world given the rapid emergence of SARS-CoV-2 variants requiring ongoing management and responsiveness. As a result, numerous unmet vaccination needs remain:

◾	Capability and capacity to address spike protein variants like Delta, for years to come
◾	Greater durability via generation of memory T cells
◾	Removing global barriers to access, including the high costs of many of the first-generation vaccines and cold-chain logistical challenges
◾	“Fear of the needle” and other patient hesitancy

We initiated preclinical work on vaccine designs that might overcome some of the challenges associated with the first-generation vaccines that target only the spike protein of SARS-CoV-2.  In particular, we seek to design and develop a second-gen vaccine that addresses the current durability, access, and variant-inclusion challenges we still face.

IBIO-202

Produced in iBio’s FastPharming System, IBIO-202 is a subunit vaccine candidate that targets the Nucleocapsid (N) protein of SARS-CoV-2.   Since the N protein is abundantly expressed during infection, contains immunogenic epitopes and is more highly conserved than the spike (“S’) protein among the viral variants; new viral variants may be less likely to escape vaccine protection.  IBIO-202 is adjuvanted to potentially allow for greater immunogenicity and/or dose sparing. An “N-only” vaccine may be highly complementary to existing first-generation, S protein-directed vaccines.

Initial pre-clinical studies of IBIO-202 demonstrated a robust, antigen-specific, memory T-cell response.  Immunization data are consistent with that, as a strong, cytotoxic, memory T-cell response was seen, rather than an inflammatory response. In addition, T-cell priming was achieved via both intramuscular and intranasal administration, allowing for the further exploration of multiple routes of administration and their respective benefits.

In September 2021, iBio submitted a pre-IND package for IBIO-202 with the intent to move its novel vaccine candidate into the clinic. Additionally, the Company recently filed four provisional patent applications with the U.S. Patent and Trademark Office related to the program.

Animal Health: Classical Swine Fever

Classical swine fever (“CSF”) is a contagious, often fatal disease affecting both feral and domesticated pigs. Outbreaks in Europe, Asia, Africa, and South America have not only adversely impacted animal health and food security but have also had severe socioeconomic impacts on both the pig industry worldwide and small-scale pig farming. Currently available vaccines can be efficient at triggering rapid animal immune response and protecting swine populations when combined with culling of infected pigs, but do not allow the differentiation of infected from vaccinated animals (DIVA), nor are they approved for use in the U.S. The development of DIVA compatible and efficacious vaccination solutions remains a top priority to prevent the economic impacts of a CSF outbreak including supply disruptions, export restrictions and reduced food security.

IBIO-400

In collaboration with the Institute of Infectious Animal Diseases at Texas A&M University and the Kansas State University, iBio used the FastPharming System to develop a potentially safe and protective DIVA-capable subunit vaccine3.

The antigen is formulated in cost-effective oil-in-water emulsion adjuvants. IBIO-400 studies have shown that after single-dose vaccination, the adjuvanted, plant-made CSF E2 subunit vaccine provides complete protection in challenged pigs and is accompanied by strong virus neutralization antibody responses.

Further efficacy and safety studies are being planned using cGMP material. Also, efforts are underway to secure required United States Department of Agriculture (“USDA”) regulatory approvals for IBIO-400.

3 Laughlin, R.C. et al. (2019) “Plant‐made E2 glycoprotein single‐dose vaccine protects pigs against classical swine fever.” Plant Biotechnol J. 17(2):410-420]

Bioprocess segment

Services:

iBio uses its proprietary FastPharming Expressions System and know how to develop or manufacture recombinant proteins on a contract basis for third parties, as well as to support our own biopharmaceutical development initiatives. iBio generated $2.4 million in revenue from its CDMO service offerings for the year ended June 30, 2021. Fiscal year 2021 revenue increased 50% over revenue of $1.6 million from the year ended June 30, 2020. iBio’s Services now include:

Process Development

Contract development and manufacturing, including: Feasibility assessment and development of manufacturing processes using iBio’s FastPharming Technology for optimized gene expression and purification parameters to meet client specifications for their active pharmaceutical ingredients (“APIs”). Product optimization via iBio’s Glycaneering Services that may be used to enhance the quality and performance of therapeutic proteins with our plant-based glycosylation controls.

Manufacturing	Bioproduction using the FastPharming System.

BioAnalytics	Method development and validation, including protein characterization using mass spectrometry.

Factory Solutions	For the clients who seek to insource biologics manufacturing using the FastPharming System instead of outsourcing production to iBio CDMO, LLC.

We expect our Services business to deliver synergies with our Biopharmaceutical Segment, as in some cases it may allow us to identify in-licensing opportunities.  Similarly, there may be opportunities for leverage with our Products business, as demonstrated by our relationship with Safi Biosolutions, Inc., in which we have the opportunity to selectively add certain recombinant proteins from that collaboration to our own catalog of products.

Products: Research & Bioprocess

iBio is developing sustainably produced recombinant proteins for use in cutting-edge research and cGMP biomanufacturing where the demand for high-quality proteins is strong. During the year ended June 30, 2021, we launched our new e-shop and the first four research use-only [RUO] products in our RBP portfolio. We plan to continue to add new RUO products as well as proteins intended for further cGMP manufacturing use [FMU] over time.  We expect to offer standard catalog products and accept custom new product requests for a variety of applications, including:

-	Antibodies for use in drug manufacturing processes.
-	Cytokines and growth factors for cell culture applications.
-	Proteins for use in the biofabrication of tissues and organs
-	Other biologics for use in a range of life science research, development, and bioprocessing applications

Our new RBP business may create synergies with our Services business, as the ready availability of catalog products facilitates lead generation for contract development or manufacturing services.

FastPharming

The FastPharming System is iBio’s proprietary approach to plant-made pharmaceutical and protein production. It uses hydroponically-grown, transiently-transfected plants, (typically Nicotiana benthamiana, a relative of the tobacco plant), novel expression vectors, a large-scale transient transfection method, and other technologies that can be used to produce complex therapeutic proteins emerging from our own, our clients’ and our potential clients’ pipelines.

The FastPharming System offers several potential advantages versus traditional mammalian cell expression systems, including:

●	Speed: Shorter time-to-clinic with research and clinical-scale quantities of product in weeks versus months
●	Cost-Effectiveness: No expensive, labor-intensive or costly mammalian cell line development
●	Quality: Consistently high-quality recombinant protein production with the ability to enhance potency for some products with powerful glycosylation controls
●	Scalability: Each N. benthamiana plant is its own bioreactor, so scale-up issues are avoided by simply growing more plants
●	Safety: Since mammalian viruses cannot replicate in plants, FastPharming-produced products avoid many of the risks associated with viral contamination events
●	Sustainability/Eco-Friendliness: Use of plants for the protein expression process avoids the single-use plastic disposables frequently used in large volumes with mammalian expression systems

The FastPharming System has been established in iBio’s 130,000 square foot facility in Bryan, Texas. The process begins with robotic seeding of iBio’s plants into an inert matrix for hydroponic cultivation under optimized LED lighting conditions. While the plants grow, FastPharming vectors carrying the genes encoding the desired protein product are developed and then loaded into a bacterial host (Agrobacterium tumefaciens). Then, the bacteria carrying the vectors and DNA for producing the desired protein are introduced into the leaves of the plants via an automated vacuum infiltration process. The vectors introduce the DNA into the plant nucleus, where it is coded into instructions that direct the plant’s own cellular machinery to make the desired protein. A specific arrangement of genes for plant viral enzymes causes these protein production instructions to be copied hundreds of thousands of times in each plant cell. Thus, as the plants continue growing for about another week, the gene transfer vectors combine the desirable features of the DNA mobilization plasmid, with gene control elements taken from single-stranded RNA plant viruses, to produce the encoded protein in abundance. With the target protein accumulated in the leaves, the plants are harvested, and the bulk drug substance is purified via traditional methods.

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

By incorporating transient gene expression technology, the FastPharming System can rapidly deliver high quality proteins for clinical use without several of the time-consuming steps that competitive mammalian-cell based expression systems require, such as the need to i) isolate a high-producing cell clone from millions of non-productive cells, ii) establish a master cell bank, and iii) grow the clonal cells in a sterile fermenter to start the manufacturing process. This speed and cost advantage may allow iBio the opportunity to test more pipeline opportunities and generate results quicker than conventional approaches. In addition to saving months of development time associated than traditional production platforms, iBio believes that the use of plants as bioreactors may be more environmentally friendly than mammalian cell culture protein expression systems. Traditional protein expression systems require large volumes of water-for-injection [WFI] that is energy-intensive to produce.  Also, many modern cell culture production systems rely heavily upon single-use plastic consumables for their operations. The combination may contribute to the finding that in 2015, the pharmaceutical industry’s emission intensity was about 55% higher than that of the automotive industry4. Given that our process, plants, which fix carbon, are at the heart of the process and the use of disposable plastics is minimized.

iBio seeks to continuously improve the FastPharming System via incremental and step changes in process to ensure additional advantages are incorporated as technology changes for bioprocessing.

Strategic Alliances, Collaborations, and Joint Ventures

iBio has formed collaborations and strategic alliances to gain access to funding, capabilities, technical resources and intellectual property to further its development efforts, commercialize its technology and to generate revenues, including through the development and manufacture of products at iBio’s FastPharming Facility.

4 Belkhir, L., et. al. (2018) “Carbon footprint of the global pharmaceutical industry and relative impact of its major players”. J Cleaner Production 214:185-194

Several agreements with RubrYc Therapeutics, Inc.

On August 23, 2021, we entered into a series of agreements with RubrYc Theraputics, Inc. (“RubrYc”) described in more detail below

Collaboration and License Agreement: We entered into a collaboration and licensing agreement (the “RTX-003 License Agreement”) with RubrYc. to further develop RubrYc’s immune-oncology antibodies in its RTX-003 campaign.  Under the terms of the agreement, we will be solely responsible for worldwide research and development activities for development of the RTX-003 antibodies for use in pharmaceutical products in all fields. Contingent upon receipt by RubrYc of funding of its Series A-2 preferred stock offering (see below), during the term of the RTX-003 License Agreement, RubrYc granted us an exclusive worldwide sublicensable royalty-bearing license under the patents controlled by RubrYc that cover the RTX-003 antibodies. The commercial license exclusively permits us to research, develop, make, have made, manufacture, use, distribute, sell, offer for sale, import, and export antibodies in RubrYc’s RTX-003. Under the terms and conditions of the RTX-003 License Agreement, we agreed to use commercially reasonable efforts to develop and commercialize RTX-003 antibodies. If we fail to achieve certain timing milestones for starting GMP manufacturing and dosing human patients under an IND, we could be required to make a payment to RubrYc on the date the milestone is missed and on each anniversary of such date until the milestone is achieved, provided that the milestone was missed due to our failure to exercise commercially reasonable efforts.

●
iBio Development Milestones
● Successful 1st run GMP manufacture first licensed product
● 1st patient dosed under a licensed product

Under the terms of the RTX-003 License Agreement, RubrYc is eligible to receive from us up to an aggregate of $15 million in clinical development and regulatory milestone payments for RTX-003 upon achievement of the following four clinical milestones:

•	5th patient dosed in a Phase I clinical study;

•	5th patient dosed in a Phase II clinical study;

•	4th patient dosed in a Phase III clinical study (payable in cash or our stock, at our discretion) and

•	First commercial sale (payable in cash or our stock, at our discretion).

RubrYc will also be entitled to receive royalties in the mid-single digits on net sales of RTX-003 antibodies, subject to adjustment under certain circumstances. Royalties are payable on a country-by-country basis until the latest to occur of: (i) the last-to-expire of specified patent rights in such country; (ii) expiration of marketing or regulatory exclusivity in such country; or (iii) ten (10) years after the first commercial sale of a product in such country, provided that no biosimilar product has been approved in such country.

If either we or RubrYc materially breaches the RTX-003 License Agreement and does not cure such breach within 60 days (or 30 days in the event of non-payment), the non-breaching party may terminate the RTX-003 License Agreement in its entirety. Either party may also terminate the RTX-003 License Agreement, effective immediately upon written notice, if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its property. RubrYc may terminate the RTX-003 License Agreement if we or our sublicensees challenges the validity or enforceability of any of RubrYc’s Licensed Patents subject to certain exceptions. We may terminate the RTX-003 License Agreement in its entirety for any or no reason upon ninety (90) days’ written notice to RubrYc. In addition, if RubrYc is unable to complete a financing with proceeds of a certain agreed upon amount by a set time defined in the RTX-003 License Agreement, we may terminate the RTX-003 License Agreement upon written notice to RubrYc within thirty (30) days of the end of such period. Effective upon such termination, among other things, RubrYc shall assign to us exclusive ownership of the RTX-003, including all relevant intellectual property rights.

Collaboration, Option and License Agreement: We entered into an agreement with RubrYc to collaborate for up to five years to discover and develop novel antibody therapeutics using RubrYc’s artificial intelligence discovery platform. Antibody targets for the collaboration may be agreed upon pursuant to written collaboration plans approved by a joint steering committee comprised of two representatives of each party. In addition, RubrYc has granted us an exclusive option to obtain a worldwide sublicensable commercial license with respect to each of the lead product candidates resulting from such collaboration programs (the “Selected Compounds”). We have agreed to pay RubrYc for each Selected Compound as it achieves various milestones in addition to royalties if the Selected Compounds are commercialized. We have agreed to pay RubrYc for each Selected Compound as it achieves various milestones in addition to royalties we would owe if it were commercialized. Under the terms and conditions of the Collaboration Agreement, in the event the option is exercised by us, we have various diligence obligations including that we will use commercially reasonable efforts to (i) develop Selected Compounds for use in pharmaceutical products (the “Collaboration Products”); and (ii) commercialize the Collaboration Products. We are also required to meet a series of development milestones for each Collaboration Product. Failure to achieve the milestones will result in a payment to RubrYc on the date the milestone is missed and on each anniversary of such date until the milestone is achieved, provided that the milestone was missed due to our failure to exercise commercially reasonable efforts.

iBio Development Milestones
● Successful 1st run GMP manufacture of the first Collaboration Product
● Initiate IND enabling studies for such Collaboration Product
● 1st patient dosed under such Collaboration Product

Under the terms of the Collaboration Agreement, RubrYc is eligible to receive from us up to an aggregate of $15 million in clinical development and regulatory milestone payments for each Collaboration Product that achieves the following:

1)	5th patient dosed in a Phase I clinical study;

2)	5th patient dosed in a Phase II clinical study;

3)	4th patient dosed in a Phase III clinical study (payable in cash or our stock, at our discretion) and

4)	First commercial sale (payable in cash or our stock, at our discretion).

RubrYc will also be entitled to receive tiered royalties ranging from low- to mid-single digits on net sales of Collaboration Products, subject to adjustment under certain circumstances. Royalties are payable on a country-by-country and collaboration product-by-collaboration product basis until the latest to occur of: (i) the last-to-expire of specified patent rights in such country; (ii) expiration of marketing or regulatory exclusivity in such country; or (iii) ten (10) years after the first commercial sale of a product in such country, provided that no biosimilar product has been approved in such country.

If either we or RubrYc materially breaches the Collaboration Agreement and does not cure such breach within 60 days (or 30 days in the event of non-payment), the non-breaching party may terminate the Agreement in its entirety. Either party may also terminate the Collaboration Agreement, effective immediately upon written notice, if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its property. RubrYc may terminate the Collaboration Agreement if we, our affiliates or our sublicensees challenges the validity or enforceability of any of RubrYc’s patents covering any of the licensed compounds or products. We may terminate the Collaboration Agreement in its entirety, or with respect to a program, collaboration or Selected Compound for any or no reason upon ninety (90) days’ written notice to RubrYc.

In addition, if RubrYc is unable to complete a financing with proceeds of a certain agreed upon amount by a set time defined in the Collaboration Agreement, we may terminate the Collaboration Agreement upon written notice to RubrYc within thirty (30) days of the end of such period. Effective upon such termination, among other things, RubrYc shall assign to us exclusive ownership of the Collaboration Hit Candidates (as defined in the Collaboration Agreement) that are in the then-current (un-terminated) discovery collaboration plans, including all relevant intellectual property rights.

Stock Purchase agreement: In connection with the entry into the Collaboration Agreement and RTX-003 License Agreement, we also entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with RubrYc whereby we purchased 1,909,563 shares of RubrYc’s Series A-2 preferred stock “Series A-2 Preferred”) for $5,000,000 and agreed to acquire an additional 954,782 shares of RubrYc’s Series A-2 Preferred for $2,500,000 in the event certain conditions set forth in the Stock Purchase Agreement are satisfied as of December 1, 2021. In connection with the Stock Purchase Agreement, we entered into the RubrYc Therapeutics, Inc. Second Amended and Restated Investors’ Rights Agreement (the “Investors’ Rights Agreement”), RubrYc Therapeutics, Inc. Second Amended and Restated Voting Agreement (the “Voting Agreement”) and the RubrYc Therapeutics, Inc. Second Amended and Restated Right of First Refusal and Co-Sale Agreement (the “Right of First Refusal and Co-Sale Agreement”).

The rights, preferences of and privileges of the RubrYc Series A-2 Preferred Stock (“Series A-2 Preferred”) are set forth in the Third Amended and Restated Certificate of Incorporation of RubrYc Therapeutics, Inc. (the “Amended RubrYc COI”), and include a preferential eight percent (8%) dividend, senior rights on liquidation, the right to elect a Series A-2 Preferred director for as long as the Company holds at least 1,500,000 shares of RubrYc stock, the right to vote on an as-converted basis, certain anti-dilution and other protective provisions, the right to convert the Series A-2 Preferred into shares of RubrYc common stock at our option, and mandatory conversion of the Series A-2 Preferred into shares of RubrYc common stock upon (a) the closing of a firm-commitment underwritten public offering to the public pursuant to an effective registration statement under the Securities Act of 1933, as amended, for shares of RubrYc common stock at a per share price of at least five (5) times the Series A-2 Original Issue Price (as defined in the Amended RubrYc COI) and resulting in at least $30,000,000 of gross proceeds to RubrYc or (b) such other date, time or event, specified by vote or written consent of the majority of the aggregate voting power, on an as-converted basis, of the RubrYc Series A preferred stock (“Series A Preferred” and together with the Series A-2 Preferred, the “Senior Preferred Stock”) and Series A-2 Preferred. The Right of First Refusal and Co-Sale Agreement gives RubrYc the right of first refusal on stock sales by key holders, generally defined as founders, and a second right of first refusal and a co-sale right to specified other investors, including certain holders of Senior Preferred Stock and the Company.

The Investors’ Rights Agreement provides the holders of Senior Preferred Stock with, among things: (i) demand registration rights, under specified circumstances; (ii) piggyback registration rights in the event of a company registered offering; (iii) lock-up and market-standoff obligations following a registered underwritten public offering; (iv) preemptive rights on company offered securities; and (v) additional protective covenants that require the approval at least two of the three directors elected by the holders of the Senior Preferred Stock.

Pursuant to the Voting Agreement, certain RubrYc stockholders are contractually obligated to, among other things, vote for and maintain the authorized number of directors at five members, one of which the Company has the contractual right to elect subject to the conditions set forth above.

License with University of Pittsburgh (“UP”)

On January 14, 2014 (the “Effective Date”), we entered into an exclusive worldwide License Agreement with UP which was amended on August 11, 2016 and December 2, 2020 (the “Exclusive License Agreement”) covering all of the U.S. and foreign patents and patent applications and related intellectual property owned by UP pertinent to the use of endostatin peptides for the treatment of human and veterinary fibrosis (the “Field”). We paid an initial license fee of $20,000 and we are required to pay all of UP’s patent prosecution costs that were incurred prior to, totaling $30,627, and subsequent to the Effective Date. On each anniversary date we are to pay license fees ranging from $25,000 to $150,000 for the first five years and $150,000 on each subsequent anniversary date until the first commercial sale of the licensed technology. Beginning with commercial sales of the technology or approval by the FDA or foreign equivalent, the Company will be required to pay milestone payments, royalties and a percentage of any non-royalty sublicense income to UP. Under the terms of the Exclusive License Agreement, UP is also eligible to receive from us up to an aggregate of $1,000,000 in clinical development and regulatory milestone payments. UP will also be entitled to receive low single-digit tiered royalties on sales of products containing the licensed technology, with a minimum annual royalty once sales commence. In the event that we are required to license intellectual property rights owned by a third-party to make, use, or sell licensed technology in the Field in order to avoid infringing the patent or other intellectual property rights of such third-party, then subject to certain conditions, we will be entitled to a credit of such third-party royalties against royalties due to UP. Under the terms and conditions of the Exclusive License Agreement, we have agreed to use our best efforts to bring the licensed technology to market as soon as practicable, consistent with sound and reasonable business practice and judgment, and to continue active, diligent marketing efforts for the licensed technology throughout the term of the Exclusive License Agreement. In addition, the Exclusive License Agreement sets forth specific milestone completion deadlines including filing an investigational new drug application by December 31, 2021, enrollment of first patient in a Phase 1 clinical trial by March 31, 2022, enrollment of first patient in a Phase 2 clinical trial by June 30, 2023, enrollment of first patient in a Phase 3 clinical trial by June 30, 2026 and filing of a Biologics License Application or foreign equivalent by December 21, 2029. We are also required to meet certain diligence milestones. We are unlikely to file an investigational new drug application by December 31, 2021 so we have engaged in discussion with UP to extend the deadlines. We don’t know if or on what terms we will be able to extend the deadlines.

If we breach the Exclusive License Agreement and do not cure such breach within 30 days of receipt of notice, the UP may terminate the Exclusive License Agreement in its entirety. UP may also terminate the Exclusive License Agreement, effective immediately, if we file for bankruptcy, are dissolved or have a receiver appointed for substantially all of our property.

Planet Biotechnologies: ACE2-Fc

After reviewing our internal strategy, we have decided to terminate the partnership with Planet Biotechnologies, Inc. for the development of the recombinant ACE2-Fc protein as treatment for COVID-19 and other coronavirus diseases.  As part of our original agreement, no payments are due to Planet at the time of termination.

FastPharming Facility Joint Venture with Eastern Capital Limited

iBio CDMO’s operations take place in Bryan, Texas in a 130,000 square-foot cGMP manufacturing facility controlled by an affiliate (the “Second Eastern Affiliate”) of Eastern Capital Limited (“Eastern”), a former significant stockholder of ours, as sublandlord (the “Sublandlord”). The facility is a Class A life sciences building located on land owned by the Texas Agricultural and Mechanical College of Texas (“Texas A&M”) system designed and equipped for the manufacture of plant-made biopharmaceuticals. The Sublandlord granted iBio CDMO a 34-year lease for the facility that expires in 2050.

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

See Notes 1, 15 and 16 in the consolidated financial statements for a further discussion.

Commercial activities commenced in January 2016 with most of our initial efforts directed towards recommissioning the facility to help meet cGMP manufacturing standards and provisions for iBio’s service offerings. The facility houses laboratory and pilot-scale operations, as well as large-scale automated hydroponic systems capable of growing more than four million plants and delivering dozens of kilograms of protein per year

Intellectual Property

We currently own or license 102 patents, of which 96 are owned and 6 are licensed. Of the 102 patents we own, 24 are U.S. and 72 are international. We have an exclusive license to 6 U.S. patents. Additionally, we have 7 U.S., 1 Patent Cooperation Treaty, and 11 international applications pending. International patents and applications include numerous foreign countries including Australia, Brazil, Canada, China, Hong Kong, India, Korea, and several countries in Europe. In the U.S. our patents expire between 2023 and 2036. Outside the US these patents expire between 2023 and 2036.

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

The technology and products covered by our issued and pending patent applications are summarized below:

Technology and Product Patents (U.S.)

●	Virus-induced gene silencing in plants
●	Transient expression of foreign genes in plants
●	Production of foreign nucleic acids and polypeptides in sprout systems
●	Production of pharmaceutically active proteins in sprouted seedlings
●	Systems and method for clonal expression in plants
●	Recombinant carrier molecule for expression, delivery and purification of target polypeptides
●	Influenza antigens, vaccine compositions, and related methods
●	Plague antigens, vaccine compositions, and related methods
●	Influenza therapeutic antibodies
●	Trypanosomiasis vaccine
●	Anthrax antigens, vaccine compositions, and related methods
●	Use of endostatin peptides for the treatment of fibrosis

Pending Technology Patent Applications (U.S. and International)

●	Activation of transgenes in plants by viral vectors
●	Transient expression of proteins in plants
●	Thermostable carrier molecule
●	In vivo deglycosylation of recombinant proteins in plants

Pending Product Patent Applications (U.S. and International)

●	Antibodies
●	Influenza vaccines
●	Influenza therapeutic antibodies
●	Anthrax vaccines

●	Plague vaccines
●	HPV vaccines
●	Trypanosomiasis vaccine
●	Malaria vaccines
●	Endostatin fragments and variants for use in treating fibrosis
●	COVID-19 vaccines

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

While we believe that the potential advantages of our new technologies will enable us to compete effectively against other providers of technology for biologic product development and manufacturing, many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through arrangements with large and established companies, and this may reduce the value of our technologies for the purposes of establishing license agreements. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

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

There are currently approved vaccines and therapies for many of the diseases and conditions addressed by the product candidates our clients and collaborators may be developing or manufacturing or in our own pipeline. Technological developments in our field of research and development occur at a rapid rate and we expect competition to intensify as advances in this field are made. We will be required to continue to devote substantial resources and efforts to our research and development activities.

As a biopharmaceutical company with a focus on cancer therapeutics, we compete with a broad range of companies. At the highest level, our therapeutics can be seen as both a complement and a potential competitor to any oncology therapy, most notably chemotherapy, radiotherapy, biologics and small molecule drugs. Not only do we compete with companies engaged in various cancer treatments including radiotherapy and chemotherapy, but we also compete with various companies that have developed or are trying to develop immunology vaccines for the treatment of cancer. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs with extensive facilities and equipment than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca plc), Johnson & Johnson, Pfizer Inc., MerckKGaA and Sanofi SA, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), Amgen Inc., Gilead Sciences, Inc. and its subsidiary Kite Pharma, Inc., and competing cancer immunotherapy companies such as, Bluebird Bio, Inc., Transgene SA, Bausch Health Companies, NewLink Genetics Corporation, Agenus Inc., Aduro Biotech, Inc., Advaxis, Inc., ImmunoCellular Therapeutics, Ltd., IMV Inc., Oxford BioMedica plc, Bavarian Nordic A/S, Celldex Therapeutics, Inc., and others, some of which have substantially greater financial, technical, sales, marketing, and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are less expensive, safer or more effective than those being developed by us or that would render our technology obsolete. In addition, the pharmaceutical and biotechnology industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to remain current with the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by advancing their existing technological approaches or developing new or different approaches.

Additionally, as we are developing IBIO-100 for Systemic scleroderma and for IPF we will face competition from several candidates that are either commercialized or in late-stage clinical trials. These candidates are sponsored by large, multinational biopharmaceutical companies with greater capital resources. Much like in the oncology space, we will compete with the likes of Roche, Boehringer Ingelheim, Gilead and BMS in big Pharma; while trying to beat out small biotechs such as Lung therapeutics, Veritex, and Horizon Therapeutics. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are less expensive, safer or more effective than those being developed by us or that would render our technology obsolete.

Specifically, with respect to the development of COVD-19 biopharmaceuticals, there are over 231 vaccines in various stages of development, and 612 therapeutics, according to the Biotechnology Innovation Organization. Several of those candidates are in late-stage clinical trials and are sponsored by large, multinational biopharmaceutical companies, some of whom have also received government funding. There are also a number of companies working to develop new drugs and other therapies for diseases of commercial interest to us that are undergoing various stages of testing including clinical trials. The key competitive factors affecting the success of our technologies for commercial product candidates are likely to be efficacy, safety profile, price, and convenience.  We have competition with the first to market companies such as Pfizer, Moderna and AstraZeneca; while other big pharmaceuticals such as GSK and Sanofi continue to develop their late-stage drugs.

Research and Development

Our research and development functions are focused on the creation of new products and services, as well as enhancements to our existing offerings, both of which are necessary to maintain our competitive position. Our research and development activities take place primarily at our facilities in Bryan, Texas currently. However, iBio has subsequently announced it has leased lab and office space in San Diego for the purpose of conducting research.

Suppliers

We outsource certain functions and supplies to third parties such as Charles River Laboratories, Sartorius, Repligen, Cytiva, and Purolite. While we rely on our outsourcing partners to perform their contracted functions, we are continuing to build internal capabilities. Our suppliers are generally available to meet our demands and supply requirements, but our items are long lead time items that have been exacerbated by the current macro environment due to increased demand.  We continue to mitigate the risks through inventory management, relationship management and evaluation of alternative sources when possible. Refer to Item 1A, “Risk Factors,” for a description of risks associated with our reliance on suppliers and outsourcing partners.

Backlog

Our backlog consists primarily of orders for which we have entered into a Master Services Agreement with an accompanying Statement of Work (“SOW”). Our backlog was approximately $0.8 million as of June 30, 2021.

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

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of pre-clinical laboratory tests and animal studies according to good laboratory practices (“GLP”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;
●	submission to the FDA of an Investigational New Drug (“IND”) application which must become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (“GCPs”) and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
●	submission to the FDA of a New Drug Application or NDA or Biologics License Application (“BLA”) for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the NDA or BLA based on results of pre-clinical testing and clinical trials;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the product candidates are produced, to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	potential FDA audit of the pre-clinical trial and clinical trial sites that generated the data in support of the NDA or BLA; and
●	FDA review and approval of the NDA or licensure of the BLA.

Preclinical Tests

Before any product candidates with potential immunization or therapeutic value may be tested in human subjects, we must satisfy stringent government requirements for preclinical studies. Preclinical testing includes both in vitro and in vivo laboratory evaluation and characterization of the safety and efficacy of the product candidate. “In vitro” refers to tests conducted with cells in culture and “in vivo” refers to tests conducted in animals. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP. Preclinical testing results obtained from studies in several animal species, as well as data from in vitro studies, are submitted to the FDA as part of an IND application and are reviewed by the FDA prior to the commencement of human clinical trials. These preclinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical trials. In the case of vaccine candidates, animal immunogenicity and immune protection tests must establish a sound scientific basis to believe that the product candidate may be beneficial when administered to humans.

IND

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

Clinical Trails

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations composing the good clinical practice requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Human clinical trials involving biological products are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The biological product is initially introduced into a small number of closely monitored healthy human volunteers and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the targeted disease.
●	Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
●	Phase 3. Clinical trials generally enroll a large number of volunteers and are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

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

Many other countries in which iBio might choose to develop drugs or run clinical trials have similar rules and regulation. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union or other foreign countries, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Overall potential risks:

Although we are still in preclinical stages, we potentially could have some risks associated with commercializing a product.  These risks include but are not limited to:

●	NDA/BLA:
o	Once clinical trials of a product candidate are completed, FDA approval of an NDA or BLA must be obtained before commercial marketing of the product. The NDA or BLA must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The FDA may grant deferrals for submission of data, or full or partial waivers. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Post-Approval Requirements:

o	Any products for which we receive FDA approvals will be subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses, known as ‘off-label’ use, limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet.

Other U.S. Healthcare Laws and Compliance Requirement:

o	In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, for instance the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, research, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the physician payment transparency laws, the privacy and security provisions of HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act (“HITECH”), and similar state laws, each as amended. Once commercialized, we could be liable to ensure full compliance with the law.

Coverage, Pricing and Reimbursement

o	Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. This is dictated by third-party payors’ coverage, and establish adequate reimbursement levels for such products. The marketability of any product candidate for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.

Foreign Regulation:

o	In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales

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

Orphan Drug Act

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the name of the sponsor, identity of the drug or biologic and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not shorten the duration of the regulatory review or approval process, but does provide certain advantages, such as a waiver of Prescription Drug User Fee Act, or PDUFA, fees, enhanced access to FDA staff and potential waiver of pediatric research requirements.

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

Healthcare Regulations and Healthcare Reform

Healthcare regulation and pricing (included drug pricing) is complex, extensive, and dynamic around the world. In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. We expect that there will continue to be a number of federal and state proposals to implement government pricing controls and limit the growth of healthcare costs.

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

Human Capital/Employees

As of June 30, 2021 we had 18 employees in iBio and 57 employees in iBio CDMO, 49 of which are full time employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We consider our relations with our employees to be good. We believe that we will need to continue to add staff during Fiscal 2022 in order to meet our new growth objectives for Therapeutic, Vaccine, and Research & Bioprocess proprietary product development.

We believe that our success depends upon our ability to attract, develop, retain and motivate key personnel. Our management and scientific teams possess considerable experience in drug discovery, research and development, manufacturing, clinical and regulatory affairs, and iBio directly benefits from this experience and industry knowledge.

We anticipate that we will need to identify, attract, train and retain other highly skilled personnel to pursue our development program. Hiring for such personnel is competitive, and there can be no assurance that we will be able to retain our key employees or attract, assimilate or retain the qualified personnel necessary for the development of our business.

We have no collective bargaining agreements with our employees and have not experienced any work stoppages. We consider our relations with our employees to be good. Management believes that it has sufficient human capital to operate its business successfully currently and will need to attract new talent to the organization in order to achieve its plans for growth.

Competitive Pay and Benefits. Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

●	we provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location;
●	we engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs and to provide benchmarking against our peers within the industry;
●	we align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance;
●	annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion; and
●	commencing January 1, 2018, we established the iBio, Inc. 401(k) Plan. Eligible employees may participate in the 401(k) Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. We will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, we may make qualified non-elective contributions at our discretion.

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

Item 1A. Risk Factors

Summary Risk Factors

Our business faces significant risks and uncertainties of which investors should be aware before making a decision to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. The following is a summary of the more significant risks relating to the Company. A more detailed description of our risk factors is set forth below under the caption “Details Risk Factors.”

Risks Related to COVID-19

• We may continue to be impacted by the COVID-19 pandemic.

Risks Related to Our Financial Position and Need for Additional Capital

• We have incurred and expect to continue to incur significant losses.

• We anticipate that our expenses will increase in the future.

• We need additional funding to fully execute our business plan, which funding may not be available on commercially acceptable terms or at all.

• Raising additional capital may cause dilution to our existing stockholders and/or restrict our operations or rights.

• We have a limited operations as a CDMO and biopharmaceutical.

• Potential use of government funding for our R&D programs may impose requirements that limit our ability to take certain actions

• We may not have an adequate number of shares of common stock authorized to enable us to complete future equity financing transactions or strategic transactions, which may adversely affect our ability to grow and develop and may require us to rely on debt to fund our business plans.

Risks Related to the Development and Commercialization of Our Technologies and Product Candidates

• We currently have only four product candidates in early stages of pre-clinical development and are dependent on the success of these product candidates, which requires significant clinical testing before seeking regulatory approval.

• Our business could be significantly impacted if the products we manufacture do not gain market acceptance.

• There can be no guarantee that we will be able to successfully develop and commercialize product candidates.

• We may not be successful in our efforts to use iBio technologies to build a pipeline of product candidates.

• We or our clients, collaborators or licensees are dependent upon successful preclinical and clinical studies.

• If we, or our clients and collaborators, are not able to obtain required regulatory approvals, we, or our clients and collaborators, will not be able to commercialize our, or third-party, product candidates.

• Alternative technologies may supersede our technologies or make them noncompetitive.

• Our clinical product candidate may exhibit undesirable side effects, which may delay or preclude its development or regulatory approval, or limits use if ever approved.

• Our failure to receive or maintain regulatory approval for product candidates developed at our facility could negatively impact our revenue and profitability.

• Product liability lawsuits could cause us to incur substantial liabilities and to limit product commercialization.

• Any manufacturing problems at our facility could result in a delay or interruption in the supply of our clinical product.

Risks Related to Dependence on Third Parties

• If we are unable to establish new collaborations and maintain both new and existing collaborations, or if these collaborations are not successful, our business could be adversely affected.

• If third parties on whom we or our licensees will rely for the conduct of preclinical and clinical studies do not perform as required, we may not be able to obtain regulatory approval for or commercialize our product candidates.

• If revenue is concentrated on a few clients, we may be adversely impacted by the dependence upon those clients.

• Our inability to obtain such raw materials or supplies may adversely impact our business and results of operations.

• Any claims beyond our insurance coverage limits may result in substantial costs.

• We may be subject to various litigation claims and legal proceedings.

Risks Related to Intellectual Property

• If we or our licensors are unable to obtain and maintain sufficient patent protection for our technology and products, our ability to successfully commercialize our technology and products may be impaired.

• We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time-consuming and ultimately unsuccessful.

• Failure to comply with our obligations in the agreements under which we license intellectual property rights from third parties could result in a loss or intellectual property rights.

• Patent terms may be inadequate to protect our competitive position for an adequate amount of time.

• If we are unable to protect our trade secrets, our business and competitive position would be harmed.

• We may be subject to claims challenging the inventorship of our patent filings and other intellectual property.

• Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

• We may not be able to protect our intellectual property rights throughout the world.

• If we should fail to comply with various patents laws, our patent protection could be reduced or eliminated.

• Changes in patent law could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Risks Related to iBio’s Operations

• Our operating results will be adversely affected if we are unable to maximize our facility capacity utilization.

• A failure by iBio to hire and retain an appropriately skilled and adequate workforce could adversely impact the ability of the facility to operate and function efficiently.

• If we are unable to provide quality and timely offerings, our business and results of operations could suffer.

• Failure to comply with regulatory requirements could adversely affect our business and results of operations.

• If we are unable to provide quality and timely services to our customers, our business could suffer

• We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

• If we are unable to protect the confidentiality of our customers’ proprietary information, we may be subject to claims.

• We rely on third parties to supply the raw materials needed to operate our CDMO business and our research and development activities and do not have any long-term commitments from such suppliers.

• If we acquire companies, products or technologies, we may face integration risks and costs associated with those acquisitions that could negatively impact our business, results from operations and financial condition.

• We depend on key personnel and the loss of key personnel could harm our business and results of operations.

• We rely extensively on our information technology systems and are vulnerable to damage and interruption.

Risks Relating to Our Common Stock

• We are subject to compliance under the NYSE American continued listing standards of the NYSE American Company Guide, the failure of which can result in our delisting from the NYSE American.

• Provisions in our certificate of incorporation, bylaws and under Delaware law could discourage a takeover that stockholders may consider favorable.

• We do not anticipate paying cash dividends for the foreseeable future.

• The issuance of preferred stock could adversely affect the rights of the holders of shares of our common stock.

• The market price of our common stock has been and may continue to be volatile.

• Reports published by securities or industry analysts, could adversely affect our common stock price and trading volume.

• We are subject to reduced disclosure requirements applicable to smaller reporting companies.

• If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Detailed Risk Factors:

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

COVID-19

We may continue to be impacted by the COVID-19 pandemic.

As a result of the pandemic, we have at times experienced reduced capacity to provide CDMO services as a result of instituting social distancing at work requirements in our Texas facility, restricting access to essential workers, as well as taking other precautions. We also experienced a full three-day operational shutdown in April 2020 for extensive facility cleaning following the discovery that an employee had contracted COVID-19, and successfully resumed operations on a reduced capacity basis. In addition, in order to avoid shortages of raw materials and other supplies experienced by other manufacturers we have increased our inventory of such materials; however, there can be no assurance that we will be able to avoid supply chain shortages in the future.  Although, to date our operations have not been materially adversely impacted by the COVID-19 pandemic and we do not currently anticipate operational difficulties due to the pandemic, the risk exists that further COVID-19 developments may negatively impact our operations if we should suffer supply chain shortages, absenteeism of workers or facility shutdowns due to the pandemic. Governmental restrictions, including travel restrictions, quarantines, shelter-in-place orders, business closures, new safety requirements or regulations, or restrictions on the import or export of certain materials, or other operational issues related to the COVID-19 pandemic may have an adverse effect on our business and results of operations. The evolving nature of the circumstances is such that it is impossible, at this stage, to determine the full and overall impact the COVID-19 pandemic may have, but it could further disrupt production and cause delays in the supply and delivery of products used in our operations, adversely affect our employees and disrupt our operations and manufacturing activities, all of which may have a material adverse effect on our business. We have ascertained that certain risks associated with further COVID-19 developments may adversely impact our operations and liquidity, and our business and share price may also be affected by the COVID-19 pandemic. However, we do not anticipate any significant threat to our operations at this point in time. Due to the general unknown nature surrounding the crisis, we cannot reasonably estimate the potential for any future impacts on our operations or liquidity.

In addition, we are developing vaccine for COVID. There is no assurance that our activities relating to the development of intellectual property in the field of vaccine candidate development for the SARS-CoV-2 virus, will result in the development of any successful product candidates or generate any proceeds or that we will be able to develop a vaccine in time for its use. These efforts are subject to the risks relating to the development and commercialization of our technologies and product candidates, risks relating to our intellectual property and other risks relating to our operations described in this Annual Report.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses during our next fiscal year and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our net loss attributable to iBio Inc. was approximately $23.2 million and $16.4 million for 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of approximately $173.6 million.

To date, we have financed our operations primarily through the sale of common stock, preferred stock and warrants. We have devoted substantially all of our efforts to research and development, including the development and validation of our technologies, our CDMO facilities, and the development of a proprietary therapeutic product against fibrosis and COVID-19 vaccines based upon our technologies. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and may incur operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if we:

●	initiate clinical trials of our product candidates;
●	continue the research and development of our product candidates;
●	seek to discover or license in additional product candidates; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and manufacturing efforts.

Our profitability in large part depends on our four research and development programs and our ability to successfully develop and commercialize our product candidates and to a lesser extent, our ability to generate revenue from our iBio CDMO services. This will require us, alone or with our licensees and collaborators, to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained or establishing collaborations with parties willing and able to provide necessary capital or other value. We may never succeed in these activities. We may never generate revenues that are significant or large enough to achieve profitability.

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

We expect our research and development expenses to increase significantly as our product candidates advance in clinical development, and as we add more employees. As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities. The number and design of the clinical trials that will be required varies depending upon product candidate, the condition being evaluated and the trial results themselves. Therefore, it is difficult to accurately estimate the cost of the clinical trials. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Because of numerous risks and uncertainties involved in our business, the timing or amount of increased development expenses cannot be accurately predicted, and our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. We anticipate that further product development is also expected to increase expenses, including but not limited to the expected initiation of IND-enabling studies of IBIO-100 and IBIO-101 in fiscal 2022 and the additional studies that will be required to support development of IBIO-400 for which we recently submitted an Outline of Production and facility documentation to the U.S. Department of Agriculture. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials.

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

We need additional funding to fully execute our business plan, which funding may not be available on commercially acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate the commercialization of our development and manufacturing services and efforts for our product development programs.

We will need additional capital to fully implement our current long-term business, operating and development plans. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. We currently have no committed sources of funding.  On November 25, 2020, we entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent (the “Sales Agent”). There can be no assurance that we will meet the requirements to be able to sell securities pursuant to the Sales Agreement, of if we meet the requirements that we will be able to raise sufficient funds on favorable terms. If we are unable to raise capital in sufficient amounts when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

Given that our total cash and investments in debt securities as of June 30, 2021 was approximately $97.0 million, we believe we have adequate cash to support our current operations. We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies and proprietary products (which is not anticipated to be generated, if ever, in the near future), license and collaboration arrangements and the operation of iBio CDMO, and through proceeds from the sale of additional equity or other securities. We cannot be certain that such funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.

We have based this projection on assumptions that may prove to be wrong, in which case we may deplete our cash resources sooner than we currently anticipate. Our future capital requirements will depend on many factors, including:

●	our ability to further obtain and retain developmental, manufacturing and facility build-out and technology transfer opportunities at iBio CDMO;
●	the ability to generate and increase third-party client sales and realized revenue at iBio CDMO;
●	our ability to attract additional licensees or other third parties willing to fund development and, if successful, commercialization of product candidates;
●	the costs, timing and regulatory review of our own product candidates and preclinical and clinical trials;
●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims; and

●	the extent to which we acquire or invest in businesses, products and technologies.

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

We are authorized to issue 275,000,000 shares of common stock, of which approximately 217,873,094 shares of common stock were issued and outstanding as June 30, 2021. At June 30, 2021, 35.3 million common shares were reserved for issuance of shares upon exercise of outstanding options or reserved for future issuance of common shares under our equity incentive plans. If all of these securities were exercised it would leave 21.8 million authorized but unissued shares of common stock.

As a result of our limited number of our authorized and unissued shares of common stock, we may have insufficient shares of common stock available to issue in connection with any future equity financing transactions or strategic transactions we may seek to undertake. Accordingly, we will likely take steps in the near future to increase our number of available shares, which may include seeking stockholder approval of an increase in our authorized number of shares of common stock or a reverse stock split. At our annual meeting of stockholders held on December 9, 2020, we sought but did not obtain approval of an increase in our authorized number of shares of common stock from 275,000,000 to 425,000,000. There can be no assurance that we will be successful in seeking approval for such actions. If not, we may need to rely on debt for growth capital or take other steps necessary to raise capital or reduce operations.

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

To the extent that we raise additional capital through a public or private offering and sale of equity securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. We are authorized to issue 275,000,000 shares of common stock, of which at June 30, 2021, approximately 217,873,094 shares of common stock were issued and outstanding and 35,330,000 common shares were reserved for issuance of shares upon exercise of outstanding options or reserved for future issuance of common shares under our equity incentive plans. If all of these securities were exercised it would leave 21.8 million authorized but unissued shares of common stock. Accordingly, we will be able to issue up to approximately 21.8 million additional shares of common stock and 999,999 shares of preferred stock based on our current authorized number of shares of common stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We have a limited operating history conducting commercial activities as a CDMO and developing vaccines and therapeutics, which may limit the ability of investors to make an informed investment decision.

We commenced independent operations in 2008, and our operations to date have included organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary technologies, recommissioning and operating our CDMO facility, identifying potential product candidates and undertaking, through third parties, preclinical trials and clinical trials of product candidates derived from our technologies. Commercial activities at our CDMO facility commenced in January 2016 with the large majority of our early efforts directed towards recommissioning the facility to help meet cGMP manufacturing standards and provisions for iBio’s core service offerings.  During the past year, we shifted our focus away from generating revenue as a CDMO service provider to the development of vaccines and therapeutics for commercialization.  The current vaccines and therapeutics being developed are all in preclinical development. Certain vaccine candidates using iBio’s technologies have previously been evaluated by other organizations in Phase 1 clinical trials; however, all of our vaccine and therapeutic protein product candidates are still in preclinical development. Neither we nor our collaborators have completed any other clinical trials for any vaccine or therapeutic protein product candidate produced using iBio technology. As a result, we have not yet demonstrated our ability to successfully complete any Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any conclusion you reach about our future success or viability may not be as predictive as it might be if we had a longer operating history.

Even if we receive regulatory approval for the sale of any of our product candidates, we do not know when we will begin to generate significant revenue from such product candidates, if at all. Our ability to generate revenue depends on a number of factors, including our ability to:

●	set an acceptable price for our products and obtain coverage and adequate reimbursement from third-party payors;
●	establish sales, marketing, manufacturing and distribution systems; add operational, financial and management information systems and personnel, including personnel to support our clinical, manufacturing and planned future clinical development and commercialization efforts and operations as a public company;
●	manufacture commercial quantities of product candidates at acceptable cost levels;
●	achieve broad market acceptance of our product candidates in the medical community and with third-party payors and consumers;
●	attract and retain an experienced management and advisory team;
●	launch commercial sales of our products, whether alone or in collaboration with others; and
●	maintain, expand and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with development and manufacturing, we are unable to predict if we will generate significant revenue. If we cannot successfully execute on any of the factors listed above, our business may not succeed, and we may never generate significant revenue.

Any government funding for our R&D programs may impose requirements that limit our ability to take certain actions, and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.

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

We are currently in preclinical development of seven product candidates as potential treatments for fibrosis, oncology, COVID-19 and a veterinary vaccine for swine fever. It is possible that we may never be able to develop a marketable product candidate.

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to these product candidates. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of these product candidates, which may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of product candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market any product in the United States unless and until we receive approval from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. We have never submitted an NDA or BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of an NDA or BLA is an extensive, lengthy, expensive, and inherently uncertain process, and the FDA may delay, limit or deny approval of its product for many reasons.

Because we have limited financial and managerial resources, our focus is limited to the development of our four product candidates. As a result, we may forego or delay pursuit of opportunities with other technologies or product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending and the spending of our clients and collaborators may not yield any commercially viable products.

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

We also may not be successful in our efforts to identify or discover additional product candidates using our technologies. Research programs to identify new product candidates require substantial technical, financial, and human resources. These research programs may initially show promise in identifying potential product candidates yet fail to yield product candidates for clinical development.

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

We also may not be successful in our efforts to identify or discover additional product candidates using our technologies. Research programs to identify new product candidates require substantial technical, financial, and human resources. These research programs may initially show promise in identifying potential product candidates yet fail to yield product candidates for clinical development.

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

●	completion of preclinical studies and clinical trials with positive results;
●	receipt of marketing approvals from applicable regulatory authorities;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity, which may exceed patent exclusivity, for our product candidates;
●	making arrangements with third-party manufacturers for commercial manufacturing capabilities;
●	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
●	successfully maintaining existing collaborations and entering into new ones throughout the development process as appropriate, from preclinical studies through to commercialization;
●	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
●	effectively competing with other products;
●	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for any products we successfully develop;
●	protecting our rights in our intellectual property portfolio; and
●	maintaining a continued acceptable safety profile of the products following approval.

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

●	Preclinical or clinical trials may produce negative or inconclusive results, which may require additional preclinical testing, additional clinical trials or the abandonment of projects that we expect to be promising. For example, promising animal data may be obtained about the anticipated efficacy of a therapeutic protein product candidate and then human tests may not result in such an effect. In addition, unexpected safety concerns may be encountered that would require further testing even if the therapeutic protein product candidate produced an otherwise favorable response in human subjects.
●	Initial clinical results may not be supported by further or more extensive clinical trials. For example, a licensee may obtain data that suggest a desirable immune response from a vaccine candidate in a small human study, but when tests are conducted on larger numbers of people, the same extent of immune response may not occur. If the immune response generated by a vaccine is too low or occurs in too few treated individuals, then the vaccine will have no commercial value.
●	Enrollment in our or our licensee’s clinical trials may be slower than projected, resulting in significant delays. The cost of conducting a clinical trial increases as the time required to enroll adequate numbers of human subjects to obtain meaningful results increases. Enrollment in a clinical trial can be a slower-than-anticipated process because of competition from other clinical trials, because the study is not of interest to qualified subjects, or because the stringency of requirements for enrollment limits the number of people who are eligible to participate in the clinical trial.
●	We or our licensees might have to suspend or terminate clinical trials if the participating subjects are being exposed to unacceptable health risks. Animal tests do not always adequately predict potential safety risks to human subjects. The risk of any candidate product is unknown until it is tested in human subjects, and if subjects experience adverse events during the clinical trial, the trial may have to be suspended and modified or terminated entirely.
●	Regulators or institutional review boards may suspend or terminate clinical research for various reasons, including safety concerns or noncompliance with regulatory requirements.
●	Any regulatory approval ultimately obtained may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.
●	The effects of iBio technology-derived or iBio technology-enhanced product candidates may not be the desired effects or may include undesirable side effects.

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

Clinical trials are risky, lengthy, and expensive. We will incur substantial expense for, and devote significant time and resources to, preclinical testing and clinical trials, yet we cannot be certain that these tests and trials will demonstrate that a product candidate is effective and well-tolerated or will ever support its approval and commercial sale. For example, clinical trials require adequate supplies of clinical trial material and sufficient patient enrollment to power the trial. Delays in patient enrollment can result in increased costs and longer development times. Even if we, or a licensee or collaborator, if applicable, successfully complete clinical trials for our clinical product candidate, we or they might not file the required regulatory submissions in a timely manner and may not receive marketing approval for the clinical product candidate. We cannot assure you that our clinical product candidate will successfully progress further through the drug development process or will ultimately result in an approved and commercially viable product.

If we, or our clients and collaborators, are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we, or our clients and collaborators, will not be able to develop or commercialize our, or third-party, product candidates or will not be able to do so as soon as anticipated, and our ability to generate revenue will be materially impaired.

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

For our cancer product candidates, not only do we compete with companies engaged in various cancer treatments including radiotherapy and chemotherapy, but we also compete with various companies that have developed or are trying to develop immunology vaccines for the treatment of cancer. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs with extensive facilities and equipment than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca plc), Johnson & Johnson, Pfizer Inc., MerckKGaA and Sanofi SA, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), Amgen Inc., Gilead Sciences, Inc. and its subsidiary Kite Pharma, Inc., and competing cancer immunotherapy companies such as, Bluebird Bio, Inc., Transgene SA, Bausch Health Companies, NewLink Genetics Corporation, Agenus Inc., Aduro Biotech, Inc., Advaxis, Inc., ImmunoCellular Therapeutics, Ltd., IMV Inc., Oxford BioMedica plc, Bavarian Nordic A/S, Celldex Therapeutics, Inc.,

We have recently announced preclinical testing of a new vaccine program for treatment of certain patients with COVID-19. This SARS-CoV2 disease is extremely challenging and there are many companies addressing COVID-19, both in vaccines and therapeutic treatments, many of which have significantly greater resources and capital than we do and are further along in the clinic than we are. Pfizer-BioNTech, Moderna, and Johnson & Johnson have already developed a COVID-19 vaccine approved for emergency use in the United States and elsewhere, and many more, including several that have progressed further than us, including Oxford-AstraZeneca, Sanofi, Inovio, Takara Bio and Novavax, are in various stages of development, some of which have already received approval for emergency use in some European countries. Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. The competition for funding research and development in this disease, including grant funding, is intense and there can be no assurance that we will be able to obtain adequate funding to carry out our development plan or that, even if funding is obtained, our vaccine will be effective, timely, and accepted by appropriate regulatory authorities. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our COVID-19 vaccine, if any.

We will face competition from other drugs currently approved or that will be approved in the future for the treatment of the diseases we are currently targeting. Therefore, our ability to compete successfully will depend largely on our ability to:

●	develop and commercialize product candidates that are superior to other products in the market;
●	demonstrate through our clinical trials that our clinical product candidate is differentiated from existing and future therapies;
●	attract qualified scientific and commercial personnel;
●	obtain patent or other proprietary protection for its clinical product candidate;
●	obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors; and
●	successfully develop and commercialize, independently or with collaborators, new product candidates.

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

Throughout the drug development process, we must continually demonstrate the activity, safety, and tolerability of our clinical product candidate in order to obtain regulatory approval to further advance our clinical development, or to eventually market it. Even if our clinical product candidate demonstrates adequate biologic activity and clear clinical benefit, any unacceptable side effects or adverse events, when administered alone or in the presence of other pharmaceutical products, may outweigh these potential benefits. We may observe adverse or serious adverse events or drug-drug interactions in preclinical studies or clinical trials of our clinical product candidate, which could result in the delay or termination of its development, prevent regulatory approval, or limit its market acceptance if it is ultimately approved.

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

Furthermore, if any of our products are approved and then cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw their approval of the clinical product candidate or impose restrictions on its distribution or other risk management measures;
●	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
●	we may be required to conduct additional clinical trials;
●	we could be sued and held liable for injuries sustained by patients;
●	we could elect to discontinue the sale of the clinical product candidate; and
●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected clinical product candidate and could substantially increase the costs of commercialization.

Our failure to receive or maintain regulatory approval for product candidates developed at our facility could negatively impact our revenue and profitability.

Our contract manufacturing business materially depends upon the regulatory approval of the products we manufacture. As such, if we experience a delay in, or failure to provide, approval for any product candidates we are manufacturing or if we or our customers fail to maintain regulatory approval of their products, our revenue and profitability could be adversely affected. Additionally, if the FDA or a comparable foreign regulatory authority does not approve of our facilities for the manufacture of a customer product or if it withdraws such approval in the future, our customers may choose to identify alternative manufacturing facilities and/or relationships, which could significantly impact our ability to expand our CDMO capacity and capabilities and achieve profitability.

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

We face the risk of product liability exposure in connection with the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we may develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to trial participants or patients;
●	loss of revenue;
●	reduced resources of our management to pursue our business strategy; and

●	the inability to commercialize any products that we may develop.

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

If we are not able to manufacture sufficient quantities of our clinical product candidate, our development activities would be impaired. In addition, the manufacturing facility where our clinical product candidate is manufactured is subject to ongoing, periodic inspection by the FDA or other comparable regulatory agencies to ensure compliance with current Good Manufacturing Practice, or cGMP. Any failure to follow and document the manufacturer’s adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of clinical bulk drug substance and finished product for clinical trials, which may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our clinical product candidate. We also may encounter problems with the following:

●	achieving adequate or clinical-grade materials that meet FDA or other comparable regulatory agency standards or specifications with consistent and acceptable production yield and costs;
●	failing to develop an acceptable formulation to support late-stage clinical trials for, or the commercialization of, our clinical product candidate;
●	being unable to increase the scale of or the capacity for, or reformulate the form of our clinical product candidate, which may cause us to experience a shortage in supply, or cause the cost to manufacture our clinical product candidate to increase.
●	we cannot assure you that we will be able to manufacture our clinical product candidate at a suitable commercial scale, or that we will be able to find alternative manufacturers acceptable to us that can do so;
●	our facility closing as a result of regulatory sanctions, pandemic or a natural disaster;
●	shortages of qualified personnel, raw materials or key contractors;
●	failing to obtain FDA approval for commercial scale manufacturing; and
●	ongoing compliance with cGMP regulations and other requirements of the FDA or other comparable regulatory agencies.

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

Reliance on third-party manufacturers and suppliers entails risks to which we would not be subject if we manufacture our clinical product candidate ourselves, including:

●	reliance on the third parties for regulatory compliance and quality assurance;
●	the possible breach of the manufacturing agreements by the third parties because of factors beyond our control or the insolvency of any of these third parties or other financial difficulties, labor unrest, natural disasters or other factors adversely affecting their ability to conduct their business; and
●	possibility of termination or non-renewal of the agreements by the third parties, at a time that is costly or inconvenient for us, because of our breach of the manufacturing agreement or based on their own business priorities.

If we rely on a third party contract manufacturer or its suppliers fail to deliver the required commercial quantities of our clinical product candidate required for our clinical trials and, if approved, for commercial sale, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and would have to delay or terminate our pre-clinical or clinical trials, and we would lose potential revenue. It may also take significant time to establish an alternative source of supply for our clinical product candidate and to have any such new source approved by the FDA or any applicable foreign regulatory authorities. Furthermore, any of the above factors could cause the delay or suspension of initiation or completion of clinical trials, regulatory submissions or required approvals of our clinical product candidate, cause it to incur higher costs and could prevent us from commercializing our clinical product candidate successfully.

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

Our current business plan contemplates that we will in the future derive significant revenues from collaborators and licensees that successfully utilize iBio technologies in connection with the production, development and commercialization of vaccines and therapeutic protein product candidates. Our realization of these revenues and dependence on existing collaborations, and any future collaborations we enter into, is subject to a number of risks, including the following:

●	collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and, if successful, commercialization of product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products; or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we would potentially lose the right to pursue further development or commercialization of the applicable product candidates;
●	collaborators may learn about our technology and use this knowledge to compete with us in the future;
●	results of collaborators’ preclinical or clinical studies could produce results that harm or impair other products using our technology;
●	there may be conflicts between different collaborators that could negatively affect those collaborations and others; and
●	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.

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

We seek to establish and collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization of iBio technology-produced and iBio technology-enhanced product candidates. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration depends, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of several factors. If we fail to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development or the development of one or more of our other product candidates, or increase our expenditures and undertake additional development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all.

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

We have limited resources dedicated to designing, conducting, and managing our preclinical studies and clinical trials. We do not have the ability to independently conduct the preclinical studies and clinical trials required to obtain regulatory approval for our product candidates. We have not yet contracted with any third parties to conduct clinical trials of product candidates we develop independently of collaborators. We will depend on licensees or on independent clinical investigators, contract research organizations and other third-party service providers to conduct the clinical trials of our product candidates. We will rely on these vendors and individuals to perform many facets of the clinical development process on our behalf, including conducting preclinical studies and will rely on them for the recruitment of sites and subjects for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol and applicable regulations.

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

If revenue from a third-party customer or client is concentrated in an amount that makes up a significant percentage of our total revenues, we may be adversely impacted by the significant dependence upon that client, including but not limited to, receipt and collections of outstanding amounts, significant percentage use iBio’s capacity, the opportunity cost of more profitable opportunities using our capacity, of continued operational allocations toward the client and related efficiencies.

To date, our revenue has been derived from a small number of clients upon which our revenue has been dependent. At this time, we are continually promoting our technologies and CDMO capabilities to further expand and grow our revenue base and business. We will continue to consider any potential revenue and client related concentration risks. Although we expect our revenues to increase significantly and further vary by client over the next twelve months, there are no guarantees we will be correct in our assumptions.  If we continue to derive our revenue from a small number of clients, we will remain dependent upon these clients for our revenue generation and the ability of the clients to use our services.

We rely on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and our inability to obtain such raw materials or supplies may adversely impact our business, financial condition, and results of operations.

Our operations require various raw materials, including proprietary resins, buffers, and filters, in addition to numerous additional raw materials supplied primarily by third parties. We or our customers specify the raw materials and other items required to manufacture their product and, in some cases, specify the suppliers from whom we must purchase these raw materials. In certain instances, the raw materials and other items can only be supplied by a limited number of suppliers and, in some cases, a single source, or in limited quantities. If third-party suppliers do not supply raw materials or other items on a timely basis, it may cause a manufacturing run to be delayed or canceled which would adversely impact our financial condition and results of operations.  If we experience difficulties acquiring sufficient quantities of required materials or products from our existing suppliers, or if our suppliers are found to be non-compliant with the FDA’s quality system regulation, cGMP or other applicable laws or regulations, we would be required to find alternative suppliers. If our primary suppliers become unable or unwilling to perform, any resulting delays or interruptions in the supply of raw materials required to support our manufacturing of cGMP pharmaceutical-grade products would ultimately delay our manufacture of products for our customers, which could materially and adversely affect our financial condition and operating results.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States and we may fail to seek or obtain patent protection in all major markets. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 00 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we license patents were the first to make the inventions claimed or were the first to file. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our technology, products or use of our products do not infringe third-party patents. It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000, and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing date, which is referred to as the priority date. Therefore, patent applications covering our products or technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products.

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

We are a party to an exclusive license agreement with University of Pittsburgh, as well as a non-exclusive license agreement with the University of Natural Resources and Life Sciences, Vienna, and an exclusive license agreement with RubrYc and a collaboration, option and license agreement with RubrYc  and may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our lead products or other product candidates that we may identify. Our license agreements impose, and we expect that future license agreements will impose, various development, diligence, commercialization, and other obligations on us. Our prospects for our fibrosis product candidate (IBIO-100), which is now one of our primary focuses, is significantly dependent upon our license agreement with the University of Pittsburgh. The license grants us exclusive, worldwide rights to certain existing patents and related intellectual property that cover fibrosis. If we breach the terms of the license, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones and by certain deadlines or other factors, University of Pittsburgh has the right to terminate the license. Under the terms and conditions of the license agreement, as amended, we have agreed to use our best efforts to bring the licensed technology to market as soon as practicable, consistent with sound and reasonable business practice and judgment, and to continue active, diligent marketing efforts for the licensed technology throughout the term of this Agreement. In addition, this license agreement, as amended sets forth the following specific milestone completion deadlines: filing an investigational new drug application by December 31, 2021, enrollment of first patient in a Phase 1 clinical trial by March 31, 2022, enrollment of first patient in a Phase 2 clinical trial by June 30, 2023, enrollment of first patient in a Phase 3 clinical trial by June 30, 2026 and filing of a Biologics License Application or foreign equivalent by December 21, 2029. Although we intend to commence initiation of IND-enabling studies in fiscal 2022, there can be no assurance that we will complete the necessary studies in order to allow for us to file an IND by December 31, 2021.  If we were to lose or otherwise be unable to maintain the license on acceptable terms or find that it is necessary or appropriate to secure new licenses from other third parties, we may not be able to further develop or market IBIO-100.

The commercial license with RubrYc exclusively permits us to research, develop, make, have made, manufacture, use, distribute, sell, offer for sale, import, and export antibodies in RubrYc’s RTX-003. Under the terms and conditions of the RTX-003 License Agreement, we agreed to use commercially reasonable efforts to develop and commercialize RTX-003 antibodies. If we fail to achieve certain timing milestones for starting GMP manufacturing and dosing human patients under an IND, we could be required to make a payment to RubrYc on the date the milestone is missed and on each anniversary of such date until the milestone is achieved, provided that the milestone was missed due to our failure to exercise commercially reasonable efforts. If we breach the terms of the license agreement with RubrYc, RubrYc has the right to terminate the license agreement. In addition, the collaboration, option and license agreement with RubrYc provides that in the event the option is exercised by us, we have various diligence obligations including that we will use commercially reasonable efforts to (i) develop Selected Compounds for use in pharmaceutical products (the “Collaboration Products”); and (ii) commercialize the Collaboration Products. In addition, we are also required to meet a series of development milestones for each Collaboration Product. Failure to achieve the milestones will result in a payment to RubrYc on the date the milestone is missed and on each anniversary of such date until the milestone is achieved, provided that the milestone was missed due to our failure to exercise commercially reasonable efforts.  If we breach the terms of the collaboration, option and license agreement with RubrYc, they have the right to terminate the license agreement.

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

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

Many of our employees, including our senior management, were previously employed at other biotechnology or pharmaceutical companies. These employees typically executed proprietary rights, non-disclosure and non-competition agreements in connection with their previous employers. Although we try to ensure that our employees do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these employees have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer. We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, while we require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make products that are similar to our product candidates but that are not covered by the claims of the patents that we license;
●	our licensors or collaborators might not have been the first to make the inventions covered by an issued patent or pending patent application;

●	our licensors or collaborators might not have been the first to file patent applications covering an invention;
●	others may independently develop similar or alternative technologies or duplicate any of our or our licensors’ technologies without infringing our intellectual property rights;
●	pending patent applications may not lead to issued patents;
●	issued patents may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop or in-license additional proprietary technologies that are patentable;
●	the patents of others may have an adverse effect on our business; and
●	we may choose not to file a patent application for certain trade secrets or know-how, and a third party may subsequently obtain a patent covering such intellectual property.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

If we should fail to comply with various patent laws our patent protection could be reduced or eliminated.

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

Risks Related to iBio’s Operations

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

For our clinical product candidate and our CDMO business, we intend to use our own manufacturing facility. Any manufacturing problems experienced by us could result in a delay or interruption in the supply of our clinical product candidate until the problem is cured or until we locate and qualify an alternative source of manufacturing and supply.

We rely on the continuous operation of our only manufacturing facility in Texas for the production of our products. We currently manufacture our clinical product candidates and perform services for our CDMO customers at our facility located in Texas and do not have a second alternative manufacturer. Any natural disaster or other serious disruption to our facility due to fire, flood, earthquake, or any other unforeseen circumstance would adversely affect our business, financial condition, and results of operations. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our manufacturing facility, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. If we were to experience any prolonged disruption for our manufacturing, we could be forced to seek additional third-party manufacturing contracts, thereby increasing our development costs and negatively impacting our timelines and any commercialization costs. If we change manufacturers at any point during the development process or after approval of a product candidate, we will be required to demonstrate comparability between the product manufactured by the old manufacturer and the product manufactured by the new manufacturer. If we are unable to do so we may need to conduct additional clinical trials with product manufactured by the new manufacturer.

A failure by iBio to hire and retain an appropriately skilled and adequate workforce could adversely impact the ability of the facility to operate and function efficiently.

iBio’s operations will depend, in part, on their ability to attract and retain an appropriately skilled and sufficient workforce to operate its development and manufacturing facility as well as its R&D facility. These employees may voluntarily terminate their employment with us at any time. Both facilities are located in a growing biotechnology hubs and competition for skilled workers will continue to increase as the industry undergoes further growth in the area. There can be no assurance that we will be able to retain key personnel, or to attract and retain additional qualified employees. Our inability to attract and retain key personnel as we grow in two locations may have a material adverse effect on our business.

If we are unable to provide quality and timely services to our customers, our business could suffer.

The manufacturing services we conduct are highly complex, due in part to strict regulatory requirements. A failure of our quality control systems in our facilities could cause problems to arise in connection with facility operations for a variety of reasons, including equipment malfunction, viral contamination, failure to follow specific manufacturing instructions, protocols and standard operating procedures, problems with raw materials or environmental factors. Such problems could affect production of a single manufacturing run or a series of runs, requiring the destruction of products, or could halt manufacturing operations altogether. In addition, our failure to meet required quality standards may result in our failure to timely deliver products to our customers, which in turn could damage our reputation for quality and service. Any such incident could, among other things, lead to increased costs, lost revenue, reimbursement to customers for lost drug substance, damage to and possibly termination of existing customer relationships, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other manufacturing runs. With respect to our commercial manufacturing, if problems are not discovered before the product is released to the market, we may be subject to regulatory actions, including product recalls, product seizures, injunctions to halt manufacture and distribution, restrictions on our operations, civil sanctions, including monetary sanctions, and criminal actions. In addition, such issues could subject us to litigation, the cost of which could be significant.

Failure to comply with regulatory requirements could adversely affect our business and results of operations.

Our CDMO operations are highly regulated, and we must comply with the regulatory requirements of various local, state, provincial, national and international regulatory bodies having jurisdiction in the countries or localities in which we manufacture products or in which our customers’ products are distributed. In particular, we are subject to laws and regulations concerning development, testing, manufacturing processes, equipment and facilities, including compliance with cGMPs, import and export, and product registration and listing, among other things. As a result, our facility is subject to regulation by the FDA, as well as regulatory bodies of other jurisdictions where our customers have marketing approval for their products. As we expand our operations and geographic scope, we may be exposed to more complex and newer regulatory and administrative requirements and legal risks, any of which may require expertise in which we have little or no experience. It is possible that compliance with new regulatory requirements could impose significant compliance costs on us. Such costs could have a material adverse effect on our business, financial condition and results of operations.

iBio CDMO’s operations are also subject to a variety of environmental, health and safety laws and regulations, including those of the Environmental Protection Agency and equivalent local and state agencies. These laws and regulations govern, among other things, air emissions, wastewater discharges, the use, handling and disposal of hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Any failure to comply with environmental, health and safety requirements could result in the limitation or suspension of production or monetary fines or civil or criminal sanctions, or other future liabilities. iBio CDMO is also subject to laws and regulations governing the destruction and disposal of raw materials and the handling and disposal of regulated material.

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

If we are presented with appropriate opportunities, we may acquire or make investments in complementary companies, products or technologies. We may not realize the anticipated benefit of any acquisition or investment. If we acquire companies or technologies, we will face risks, uncertainties and disruptions associated with the integration process, including difficulties in the integration of the operations of an acquired company, integration of acquired technology with our products, diversion of our management’s attention from other business concerns, the potential loss of key employees or customers of the acquired business, and impairment charges if future acquisitions are not as successful as we originally anticipate. In addition, our operating results may suffer because of acquisition-related costs or amortization expenses or charges relating to acquired intangible assets. Any failure to successfully integrate other companies, products, or technologies that we may acquire may have a material adverse effect on our business and results of operations. Furthermore, we may have to incur debt or issue equity securities to pay for any additional future acquisitions or investments, the issuance of which could be dilutive to our existing stockholders.

We rely on third parties to supply the raw materials needed to operate our CDMO business and our research and development activities and do not have any long-term commitments from such suppliers.

We currently rely on third parties for the raw materials needed to operate our CDMO business and our research and development activities. We do not have any long-term commitments from any raw material suppliers and therefore cannot guarantee that there will be adequate supply of our raw materials. Natural disasters or other disruptions at any of our suppliers’ facilities may impair or delay the delivery of our products. Influenza or other pandemics, such as the new coronavirus, could disrupt production of our products, reduce demand for certain of our products, or disrupt the marketplace in the foodservice or retail environment with consequent material adverse effects on our results of operations. To the extent we are unable to, or cannot, financially mitigate the likelihood or potential impact of such events, or effectively manage such events if they occur, particularly when a product is sourced from a single location, there could be a material adverse effect on our business and results of operations, and additional resources could be required to restore our supply chain. Although we believe we have sufficient supply of our other raw materials at this time, due to supply chain shortages, we may not be able to obtain such materials in the future is our current suppliers should be unable to satisfy our needs. Such suppliers may not be able to provide us with engines in a timely manner due to supply chain shortages and even if other suppliers are able to fulfill our needs they may not be able to do so at the same price as we currently pay for such materials, which could result in lower profit margins or us increasing the price of our services in order to maintain profit margins which could adversely impact demand for our services.

Risks Relating to Our Common Stock

iBio is subject to compliance under the NYSE American continued listing standards of the NYSE American Company Guide, the failure of which can result in delisting from the NYSE American.

In order to maintain its listing with NYSE American, we must remain in compliance with the continued listing standards as set forth in the NYSE American Company Guide (the “Company Guide”), including the listing standard set forth in Section 1003 of the Guide, which applies if a listed company has stockholders’ equity below certain threshold amounts and has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. In the past, we have received notification of noncompliance with the continued listing requirements, which to date have been remediated

There can be no assurance that we will continue to meet all of the Exchange’s continued listing standards, or exemptions therefrom, in the future.

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

Provisions of our certificate of incorporation, bylaws and provisions of applicable Delaware law may discourage, delay or prevent a merger or other change in control that a stockholder may consider favorable. Pursuant to our certificate of incorporation, our Board of Directors may issue additional shares of common stock or preferred stock. Any additional issuance of common stock could have the effect of impeding or discouraging the acquisition of control of us by means of a merger, tender offer, proxy contest or otherwise, including a transaction in which our stockholders would receive a premium over the market price for their shares, and thereby protect the continuity of our management. Specifically, if in the due exercise of its fiduciary obligations, the Board of Directors were to determine that a takeover proposal was not in our best interest, shares could be issued by our Board of Directors without stockholder approval in one or more transactions that might prevent or render more difficult or costly the completion of the takeover by:

●	diluting the voting or other rights of the proposed acquirer or insurgent stockholder group,
●	putting a substantial voting bloc in institutional or other hands that might undertake to support the incumbent Board of Directors, or
●	effecting an acquisition that might complicate or preclude the takeover.

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

The issuance of preferred stock could adversely affect the rights of the holders of shares of our common stock.

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

We rely extensively on our information technology systems and are vulnerable to damage and interruption

We rely on our information technology systems and infrastructure to process transactions, summarize results and manage our business, including maintaining client and supplier information. Additionally, we utilize third parties, including cloud providers, to store, transfer and process data. Our information technology systems, as well as the systems of our suppliers and other partners, whose systems we do not control, are vulnerable to outages and an increasing risk of continually evolving deliberate intrusions to gain access to company sensitive information. Likewise, data security incidents and breaches by employees and others with or without permitted access to our systems pose a risk that sensitive data may be exposed to unauthorized persons or to the public. A cyber-attack or other significant disruption involving our information technology systems, or those of our vendors, suppliers and other partners, could also result in disruptions in critical systems, corruption or loss of data and theft of data, funds or intellectual property.  A security breach of any kind, including physical or electronic break-ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. We may be unable to prevent outages or security breaches in our systems.  We remain potentially vulnerable to additional known or yet unknown threats as, in some instances, we, our suppliers and our other partners may be unaware of an incident or its magnitude and effects.  We also face the risk that we expose our vendors or partners to cybersecurity attacks.  Any or all of the foregoing could harm our reputation and adversely affect our results of operations and our business reputation.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on December 31, 2020, the price of our common stock closed at $1.05 per share while on February 9, 2021, our stock price closed at $2.62 per share with no discernable announcements or developments by us or third parties. On February 3, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $1.78 and a reported high sales price of $2.24. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the recent outbreak of the novel strain of coronavirus (COVID-19) has caused broad stock market and industry fluctuations. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●investor reaction to our business strategy;

●the success of competitive products or technologies;

●our continued compliance with the listing standards of the NYSE American;

●results of our preclinical and clinical trials;

●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;

●variations in our financial results or those of companies that are perceived to be similar to us;

●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

●our ability or inability to raise additional capital and the terms on which we raise it;

●declines in the market prices of stocks generally;

●trading volume of our common stock;

●sales of our common stock by us or our stockholders;

●	announcements of licensing or other business development initiatives

●general economic, industry and market conditions; and

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

Reports published by securities or industry analysts, including projections in those reports that exceed our actual results, could adversely affect our common stock price and trading volume.

Securities research analysts, including those affiliated with our underwriters from prior offerings, establish and publish their own periodic projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts’ projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business or if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect securities research analyst coverage to continue going forward, if no securities or industry analysts begin to cover us, the trading price for our stock and the trading volume could be adversely affected.

We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a "smaller reporting company" as defined in Rule 12b-2 promulgated under the Exchange Act. We may remain a smaller reporting company until we have a non-affiliate public float in excess of $250 million and annual revenues in excess of $100 million, or a non-affiliate public float in excess of $700 million, each as determined on an annual basis. For so long as we remain smaller reporting company, we are permitted and may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	an exemption from compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, on the design and effectiveness of our internal controls over financial reporting;
●	an exemption from compliance with any requirement that the Public Company Accounting Oversight Board may adopt regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; and

●	reduced disclosure about our executive compensation arrangements.

We cannot predict whether investors will find our common stock less attractive if we rely on such exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, security holders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. During the fiscal year 2020 fourth quarter, we identified material weaknesses in our internal control over financial reporting.  Although we have remedied the identified material weaknesses, there can be no assurance that we will not in the future encounter additional material weaknesses in internal control, especially in light of our small internal accounting staff and overall growth.  As a growing company, implementing and maintaining effective controls may require more resources, and we may encounter internal control integration difficulties. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Pursuant to Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, as a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm until we are no longer a smaller reporting company. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

As discussed above, iBio CDMO’s primary operations take place in Bryan, Texas, in a facility controlled iBio CDMO leases from the Second Eastern Affiliate as sublandlord. The facility is a 130,000-square foot Class A life sciences building located on land owned by the Texas A&M system, designed and equipped for plant-made development and manufacture of biopharmaceuticals. iBio CDMO has a 34-year sublease for the facility that terminates in 2050 which may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the lease.

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

On September 11, 2021 iBio entered into a lease with SAN DIEGO INSPIRE 4, LLC for approximately11,383 square feet of lab and office space at 11750 Sorrento Valley Road in San Diego, CA. The lease will commence upon completion of the build out of the facility estimated to be in January 2022. The lease is for seven years and four months. The lease is triple net with Base Rent starting at $4.50 per month per square foot escalating approximately 3.0 percent per year during the lease term. iBio will use the facility primarily for R&D associated with its biologic product portfolio.

Item 3. Legal Proceedings.

Lawsuits

On May 4, 2021, iBio, Inc. (the “Company”) and Fraunhofer USA, Inc. (“FhUSA”) entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle all claims and counterclaims in the litigation captioned iBio, Inc. v. Fraunhofer USA, Inc. (Case No. 10256-VCF) in Delaware Chancery Court (the “Lawsuit”). The Settlement Agreement, among other things, resolved the Company’s claims to ownership of certain plant-based technology developed by FhUSA from 2003 through 2014, and set forth the terms of a license of intellectual property. The Lawsuit was commenced against FhUSA by the Company in March 2015 in the Court of Chancery of the State of Delaware and is described in more detail in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020. The Settlement Agreement is not an admission of liability or fault of the parties.

The terms of the Settlement Agreement provided for cash payments to the Company of $28,000,000 as follows: (i) $16,000,000 which was paid no later than May 14, 2021 (which was paid 100% to cover legal fees and expenses); (ii) two payments of $5,100,000 payable by March 31, 2022 and 2023 and (iii) as additional consideration for a license agreement, two payments of $900,000 due on March 1, 2022 and 2023. The license provides for a nonexclusive, nontransferable, worldwide, fully paid-up license to all intellectual property rights in and to certain plant-based technology developed by FhUSA from 2003 through 2014 that were the subject of the Lawsuit. After payment of the fees and expenses of its attorneys and others retained by the Company, including the litigation funding company, the Company’s estimated aggregate net cash recovery as a result of the Settlement Agreement will be approximately $10,200,000.  The Company will recognize the $1.8 million of license revenue when it determines collection of the license fees are reasonably assured.

The Settlement Agreement provided that within three business days of confirmation of receipt in full of the initial $16,000,000 payment, the Company and FhUSA will submit a stipulated order dismissing all claims with prejudice asserted in the Lawsuit. That stipulated order was entered by the Delaware Chancery Court in May 2021. The Settlement Agreement also contained a mutual release by the Company and FhUSA of all claims and counterclaims through the date of the Settlement Agreement.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE American under the trading symbol “IBIO.”

Holders

As of September 8, 2021, there were 52 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. Dividends on our common stock cannot be declared or paid or set aside for payment or other distribution unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon our liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of June 30, 2021, no dividends have been declared. Accrued dividends total approximately $1,131,000 at June 30, 2021.

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

Overview

We are a developer of next-generation biopharmaceuticals and pioneer of the sustainable FastPharming Manufacturing System. The Company applies its licensed and owned technologies to develop novel products to treat or prevent fibrotic diseases, cancers, and infectious diseases. We use our FastPharming Manufacturing System (“FastPharming” or the “FastPharming System”) and Glycaneering Services TM to more rapidly build a portfolio of high quality biologic drug candidates in human clinical trials. We are also using the FastPharming System to create proteins for others by contract or via the Company’s catalog.

We operate in two segments: (i) Biopharmaceuticals: which includes development and licensing in two business units; Therapeutics (focused on oncology, as well as fibrotic and infectious diseases) and Vaccines (human and animal health vaccines), and (ii) Bioprocessing which includes Services (FastPharming Process Development and Manufacturing, as well as Bioanalytical and other services) and Products (growth factors, lectins, and monoclonal antibodies) for research and further manufacturing uses, collectively known as our Research & Bioprocess products (“RBP”).

Results of Operations

Revenue

Gross revenue for 2021 and 2020 was approximately $2.4 million and $1.6 million respectively, an increase of 50% The increase is primarily attributable to the timing of the completion of deliverables for individual customers. We do not have recurring contracts, so revenue can be highly variable year to year.  In 2021, the Company entered into a Master Manufacturing Services and Supply Agreement (“MSA”) with Lung Bio to produce recombinant human collagen-based bioinks for 3D-bioprinted organ transplants. Revenue earned from the MSA totaled $0.9 million. This MSA is in the process of being terminated. Additionally in 2021, Revenue earned from four other third-party customers totaled $1.5 million. In 2020, we entered into a strategic relationship with CC-Pharming earning $1.3 million in revenue in 2020 with an additional $.3 million generated from other customers.

Significant quarter-to-quarter revenue variability is commonplace for early-stage pharma services companies, given the relatively small number of contracts and timing of revenue recognition. Based upon the current outlook, iBio expects a sequential decline in revenue during the first half of fiscal 2022 compared to the second half of fiscal 2021, followed by higher growth in the second half of fiscal 2022. Irrespective of quarterly fluctuations, continued year-on-year revenue growth is anticipated.

Research and Development Expenses

Research and development expenses for 2021 and 2020 were approximately $10.0 million and $3.6 million, respectively, an increase of $6.4 million. The increase primarily related to the ramp up of activities related to our internal pipeline including an increase in research and development personnel and consulting costs of approximately $2.6 million, an increase in lab consumables of $2.8 million, and other various expense increases. While iBio expects R&D will continue to grow in fiscal 2022, it anticipates a slower growth rate compared to fiscal 2021.

General and Administrative Expenses

General and administrative expenses for 2021 and 2020 were approximately $22.0 million and $11.4 million respectively, an increase of $10.6 million. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, operational costs and other costs associated with being a publicly traded company. The increase is primarily attributable to additional personnel costs of $2.7 million, facility repair and maintenance of $2.3 million, consulting fees of $2.0 million, legal fees of $1.6 million, and recruiting expense of $1.3 million. While iBio expect SG&A will continue to grow in fiscal 2022, it anticipates a slower growth rate compared to fiscal 2021.

Other Income (Expense)

Other income (expense) for 2021 and 2020 was $7.9 million and ($2.4) million, an increase of $10.3 million. The increase is primarily attributable to Settlement Income of $10.2 million related to the Fraunhofer IP settlement.

Net Loss Attributable to Noncontrolling Interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate in 2021 and 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $77.4 million as compared to $55.1 million as of June 30, 2020. Given that our total cash and investment in debt securities as of June 30, 2021, approximated $97.0 million, we believe that our current cash will be sufficient to support our current operations through the first quarter of calendar year 2023.

The following equity transactions occurred during Fiscal 2021:

1.	On June 17, 2020, as amended on July 29, 2020, the Company entered into an equity distribution agreement with UBS Securities, LLC ("UBS") as sales agent pursuant to which the Company could sell from time to time shares of its common stock through UBS, for the sale of up to $72,000,000 of shares of the Company's common stock. This “At-The-Market” facility included the remaining portion of the Lincoln Park facility. The offering was terminated by the Company on November 25, 2020. The Company issued 30.2 million shares of the Company’s common stock for net proceeds of approximately $68.83 million
2.	On December 8, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald as underwriter, pursuant to which we (i) issued and sold in a public offering (the “Offering”) 29,661,017 shares of common stock to Cantor Fitzgerald and (ii) granted Cantor Fitzgerald an option for 30 days to purchase up to an additional 4,449,152 shares of common stock that may be sold upon the exercise of such option by Cantor Fitzgerald. In January 2021, Cantor Fitzgerald notified us of its decision to partially exercise the option, and on January 11, 2021, we issued an additional 4,240,828 shares of common stock to satisfy the underwriter’s option exercise for an additional net proceeds of approximately $4.6 million. We issued a total of 33.9 million shares of common stock for net proceeds of approximately $36.9 million.
3.	On February 24, 2021, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 113,200 shares of common stock. The Company received net proceeds of approximately $238,000.
4.	On May 7, 2021, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 1,716,800 shares of common stock. The Company received net proceeds of approximately $2.995 million.

Net Cash Used in Operating Activities

In Fiscal 2021, net cash used in operating activities was $30.1 million, compared to net cash used in operating activities of $13.3 million in Fiscal 2020.  The increase in cash used in operating activities in 2021 as compared to 2020 was attributable to increased expenditures to support our business strategy.

Net Cash Used in Investing Activities

In Fiscal 2021, net cash used in investing activities was $26.5 million, which primarily consisted of the purchase of debt securities and the purchase of fixed assets offset by redemptions of debt securities.  In Fiscal 2020, our net cash used in investing activities was $1.1 million, which primarily consisted of the purchase of fixed assets.

Net Cash Provided by Financing Activities

In Fiscal 2021, net cash provided by financing activities was $78.8 million, compared to net cash provided by financing activities of $65.2 million in Fiscal 2020.  Net cash generated by financing activities in 2021 and 2021 was primarily the result of the issuance of common stock.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of June 30, 2021, our accumulated deficit was approximately $173.6 million, and we used approximately $30.1 million of net cash for operating activities for Fiscal 2021.

We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies and proprietary products, license and collaboration arrangements and the operation of iBio CDMO, through the collection or proceeds from our settlement with Fraunhofer, through potential proceeds from the sale or out-licensing of assets, and through proceeds from the sale of additional equity or other securities. We cannot be certain that such funding will be available on favorable terms or available at all. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2021, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2021 have been taken into consideration in preparing the consolidated financial statements. The preparation of consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	valuation of intellectual property;
●	revenue recognition;
●	legal and contractual contingencies;
●	research and development expenses; and
●	share-based compensation expenses.

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

Item 8. Financial Statements and Supplementary Data.

Financial statements and notes thereto appear on pages F-1 to F-44 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has performed an assessment of the effectiveness of iBio’s internal control over financial reporting as of June 30, 2021, based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework).

Based on this assessment, management has concluded that our internal control over financial reporting were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On September 23, 2021, the Board of Directors approved the award of a cash bonus to Mr. Isett of $509,000 and a grant of an option to purchase two million (2,000,000) shares of our common stock with an exercise price of $1.17, which vest in equal monthly installments over a 36-month period following the grant date, subject to the conditions of the iBio, Inc. 2020 Omnibus Incentive Plan, as amended.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable

PART III

Certain information required by Part III is omitted from this Annual Report because we intend to file our definitive proxy statement for our 2021 Annual Meeting of Stockholders, pursuant to regulation 14A of The Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report and certain information to be included in the definitive proxy statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item that will appear under the headings “Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement to be filed with the SEC relating to our 2021 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11. Executive Compensation and Director Compensation

Information required by this Item that will appear under the heading “Executive Compensation” and “Director Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2021 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item that will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive proxy statement to be filed with the SEC relating to our 2021 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item that will appear under the headings “Certain Relationships and Related Transactions” and “Independence of Board” in the definitive proxy statement to be filed with the SEC relating to our 2021 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item that will appear under the heading “Independent Auditor Fees and Other Matters” in the definitive proxy statement to be filed with the SEC relating to our 2021 Annual Meeting of Stockholders is incorporated herein by reference.

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

1.1

Equity Distribution Agreement dated June 17, 2020, by and between iBio, Inc. and UBS Securities LLC (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K, filed with by the Company with the Securities and Exchange Commission on June 17, 2020 – Commission File No. 001-35023))

1.2

Amendment No. 1 to Equity Distribution Agreement, dated June 29, 2020, by and between iBio, Inc. and UBS Securities LLC (incorporated herein by reference to Exhibit 1.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 29, 2020 –  Commission File No. 001-35023))

1.3

Controlled Equity OfferingSM Sales Agreement, dated as of November 25, 2020, by and between iBio, Inc. and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit Number 1.1 to the Company’s registration statement on Form S-3 (File No. 333-250973) filed by the Company with the Securities and Exchange Commission on November 25, 2020 – Commission File No. 001-35023)

3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 11, 2018 – Commission File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on February 14, 2018 – Commission File No. 001-35023)

3.3

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 8, 2018 – Commission File No. 001-35023)

3.4

First Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 14, 2009 – Commission File No. 000-53125)

3.5

Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

3.6

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.7

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.8

Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

4.1

Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on July 11, 2008 –  Commission File No. 000-53125)

4.2

Registration Rights Agreement, dated July 24, 2017, between the Company and Lincoln Park Capital Fund, LLC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2017 –  Commission File No. 001-35023)

4.3

Registration Rights Agreement, dated March 19, 2020, between the Company and Lincoln Park Capital Fund, LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2020 – Commission File No. 001-35023)

4.4

Form of Series A Warrant to Purchase Common Stock (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2019 –  Commission File No. 001-35023)

4.5

Form of Amended and Restated Series A Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2020 – Commission File No. 001-35023)

4.6

Form of Series B Warrant to Purchase Common Stock (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2019 – Commission File No. 001-35023)

4.7

Form of Amended and Restated Series B Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2020 – Commission File No. 001-35023)

4.8

Form of Promissory Note, by and between certain holders of the Company’s Series A Warrants, in the aggregate principal amount of $3.3 Million (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 25, 2020 – Commission File No. 001-35023)

4.9

Warrant Exchange and Amendment Agreement, by and between iBio, Inc. and certain security holders, dated February 20, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2020 – Commission File No. 001-35023)

4.10*	Description of Securities of iBio, Inc.

10.1

Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on June 18, 2008 – Commission File No. 000-53125)

10.2+

Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 30, 2013 –  Commission File No. 001-35023).

10.3

Amended and Restated Limited Liability Company Operating Agreement of iBio CDMO LLC, dated January 13, 2016, between the Company, Bryan Capital Investors LLC and iBio CDMO LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 22, 2016 – Commission File No. 001-35023)

10.4

License Agreement, dated January 13, 2016, between the Company and iBio CDMO LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 22, 2016 – Commission File No. 001-35023)

10.5

Sublease Agreement, dated January 13, 2016, between College Station Investors LLC and iBio CDMO LLC (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 22, 2016 – Commission File No. 001-35023)

10.6

Exchange Agreement, dated February 23, 2017, between iBio, Inc. and Bryan Capital Investors LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

10.7

Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of iBio CDMO LLC, dated February 23, 2017 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017 –  Commission File No. 001-35023)

10.8†

Form of Directors and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2019  –  Commission File No. 001-35023)

10.9†

Executive Employment Agreement, dated as of March 10, 2020, between iBio, Inc. and Thomas F. Isett (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2020 –  Commission File No. 001-35023)

10.10

Purchase Agreement dated as of March 19, 2020 by and between iBio, Inc and Lincoln Park Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2020 –  Commission File No. 001-35023)

10.11†

Amended and Restated Executive Employment Agreement, dated as of April 21, 2020, between iBio, Inc. and Thomas F. Isett (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2020 –  Commission File No. 001-35023)

10.12

Purchase Agreement, dated as of May 13, 2020, between iBio, Inc. and Lincoln Park Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2020 – Commission File No. 001-35023)

10.13†

Transition Agreement, dated June 12, 2020, between Robert Kay and iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2020 – Commission File No. 001-35023)

10.14†

2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2019 – Commission File No. 001-35023)

10.15†

Amended and Restated 2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 23, 2020 – Commission File No. 001-35023)

10.16†

Form of Stock Option Agreement by and between iBio, Inc. and Robert Kay (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 17, 2020 – Commission File No. 001-35023)

10.17†

Consulting Agreement by and between iBio, Inc. and TechCXO, LLC, dated July 8, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 5, 2020 – Commission File No. 001-35023)

10.18†

Indemnification Agreement by and between iBio, Inc., John Delta and TechCXO, LLC dated July 13, 2020 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 5, 2020 – Commission File No. 001-35023)

10.19†

Employment Agreement dated October 30, 2020, by and between iBio, Inc. and Randy J. Maddux, effective December 1, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 3, 2020 – Commission File No. 001-35023)

10.20*†	Employment Agreement dated January 18, 2021, by and between iBio, Inc. and Martin B. Brenner

10.21†

iBio, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on November 3, 2020 – Commission File No. 001-35023)

10.22†

Form of Non-Qualified Stock Option Agreement for Employees under the iBio, Inc. 2020 Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.23†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Initial Grant) under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.24†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Annual Grant) under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.25†

Form of Restricted Stock Unit Award Agreement for Employees under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.26†

Form of Restricted Stock Unit Award Agreement for Employees under the iBio, Inc. 2018 Omnibus Equity Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 001-35023)

10.27†

Employment Agreement dated February 15, 2021, by and between iBio, Inc. and Robert Lutz, Effective March 4, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 16, 2021 – Commission File No. 001-35023)

10.28++

Exclusive License Agreement between the Company and University of Pittsburgh dated January 14, 2014 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on February 16, 2021 – Commission File No. 001-35023)

10.29++

First Amendment to Exclusive License Agreement between the Company and the University of Pittsburgh dated August 11, 2016 (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on February 16, 2021 – Commission File No. 001-35023)

10.30

Second Amendment to Exclusive License Agreement between the Company and the University of Pittsburgh dated December 2, 2020 (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on February 16, 2021 – Commission File No. 001-35023

10.31*++	Confidential Settlement and Mutual Release with Fraunhofer USA, Inc. dated May 4, 2021

10.32†

Employment Agreement, dated as of April 30, 2021, by and between iBio, Inc. and Thomas F. Isett (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 6, 2021 – Commission File No. 001-35023)

10.33†

Director Offer Letter (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 9, 2021 – Commission File No. 001-35023)

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

101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.DEF	XBRL Taxonomy Extension Definition*
101.LAB	XBRL Taxonomy Extension Labeled*
101.PRE	XBRL Taxonomy Extension Presentation*

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.
+	Certain portions of this exhibit have been omitted subject to a confidential treatment request.
++	Certain portions of this exhibit indicated therein by [**] have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBio, Inc.
(Registrant)

Dated: September 28, 2021	/s/ Thomas F. Isett 3rd
Thomas F. Isett 3rd
Chairman and Chief Executive Officer

/s/ Robert Lutz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Thomas F. Isett 3rd	Chairman, Chief Executive	September 28, 2021
Thomas F. Isett 3rd	Officer (Principal Executive Officer)

/s/ Robert Lutz	Chief Financial Officer	September 28, 2021
Robert Lutz	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/Linda Armstrong	Director	September 27, 2021
Linda Armstrong

/s/Alexandra Kropotova	Director	September 27, 2021
Alexandra Kropotova

/s/William Clark	Director	September 27, 2021
William Clark

/s/Eef Schimmelpennink	Director	September 27, 2021
Eef Schimmelpennink

/s/Robert B. Kay	Director	September 27, 2021
Robert B. Kay

/s/Glenn Chang	Director	September 27, 2021
Glenn Chang

/s/James T. Hill	Director	September 27, 2021
General James T. Hill, USA (Retired)

/s/John D. McKey, Jr.	Director	September 27, 2021
John D. McKey, Jr.

/s/Gary Sender	Director	September 27, 2021
Gary Sender

Annual Financial Statements

iBio, Inc.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of iBio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iBio, Inc. and Subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Settlement Agreement

Critical Audit Matter Description

As described in the notes to the consolidated financial statements, the Company entered into a confidential settlement agreement and mutual release to settle all claims and counterclaims associated with a lawsuit over ownership of, among other things, certain plant-based technology (“Settlement Agreement”). The Company evaluated the terms of the

Settlement Agreement as well as an additional license agreement (“License Agreement”) negotiated in conjunction with the Settlement Agreement in accordance with the requirements of Accounting Standards Codification (“ASC”) 450, Gain Contingencies, and ASC 606, Revenue Recognition.

The financial reporting for the terms of the Settlement Agreement and License Agreement was identified as a critical audit matter because of the significant judgments made by management in assessing the substance of the components of the payments required under the Settlement Agreement, the likelihood of collectability of the future payments due under the Settlement Agreement as well as the consideration due under the License Agreement and the determination of whether a gain had been realized or is realizable.  The assessment of the financial reporting for the terms of the Settlement Agreement and License Agreement required auditor judgement, subjectivity and significant audit effort in performing audit procedures to evaluate the reasonableness of management’s conclusions on the Settlement Agreement.

How the Critical Audit Matter was addressed in the Audit

Our principal audit procedures related to the Company’s financial reporting for the Settlement Agreement and License Agreement included, among others:

•

We obtained an understanding of and evaluated the design and implementation of the controls that address the risk of material misstatement for the financial reporting for gain contingencies and revenue recognition.

•

We evaluated the terms of the Settlement Agreement and License Agreement, inquired of management as to their considerations by agreeing to the terms of the Settlement Agreement and License Agreement and performed legal inquiries, including written responses from the Company’s external legal counsel and independent confirmation procedures.

•

We evaluated the Company’s considerations of collectability of amounts under the Settlement Agreement and License Agreement through the evaluation of the support for the standby letter of credit that supports the remaining amounts to be paid under the Settlement Agreement and the evaluation of the credit considerations of the party obligated to make payments to the Company under the License Agreement.

•	We evaluated the reasonableness of the Company’s conclusion that the gain contingency had been realized or is realizable.

•	We evaluated the Company’s financial statement disclosures for consistency with our knowledge of the terms of the Settlement Agreement and License Agreement and in accordance with ASC 450 and ASC 606.

•	We consulted with our National Office resources in the evaluation of the financial reporting associated with the Settlement Agreement and License Agreement.

/s/ CohnReznick LLP

We have served as the Company's auditor since 2010.

Holmdel, New Jersey

September 28, 2021

iBio, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30, 2021	June 30, 2020

Assets
Current assets:
Cash and cash equivalents	$77,404	$55,112
Accounts receivable - trade	426	75
Settlement receivable - current portion	5,100	—
Subscription receivable	—	5,549
Investments in debt securities	19,570	—
Work in progress	27	798
Prepaid expenses and other current assets	2,070	214
Total Current Assets	104,597	61,748

Note receivable and accrued interest	1,556	—
Settlement receivable - noncurrent portion	5,100	—
Finance lease right-of-use assets, net of accumulated amortization	26,111	27,616
Fixed assets, net of accumulated depreciation	8,628	3,657
Intangible assets, net of accumulated amortization	952	1,144
Security deposits	24	24
Total Assets	$146,968	94,189

Liabilities and Equity
Current liabilities:
Accounts payable (related parties of $0 and $6 as of June 30, 2021 and 2020, respectively)	$2,254	$1,759
Accrued expenses (related party of $701 and $705 as of June 30, 2021 and 2020, respectively)	3,001	1,105
Finance lease obligations - current portion	367	301
Note payable - PPP loan - current portion	600	261
Deferred revenue / Contract liabilities	423	1,810
Total Current Liabilities	6,645	5,236

Note payable - PPP loan - net of current portion	—	339
Finance lease obligations - net of current portion	31,755	32,007

Total Liabilities	38,400	37,582

Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Common stock - $0.001 par value; 275,000,000 shares authorized at June 30, 2021 and 2020; 217,873,094 and 140,071,110 shares issued and outstanding as of June 30, 2021 and 2020, respectively	217	140
Additional paid-in capital	282,058	206,931
Accumulated other comprehensive loss	(63)	(33)
Accumulated deficit	(173,627)	(150,420)
Total iBio, Inc. Stockholders’ Equity	108,585	56,618
Noncontrolling interest	(17)	(11)
Total Equity	108,568	56,607
Total Liabilities and Equity	$146,968	94,189

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, except per share amounts)

	Years Ended
	June 30,
	2021	2020

Revenues	$2,371	$1,638

Cost of goods sold	1,462	703

Gross profit	909	935

Operating expenses:
Research and development (related party of $0 and $97)	9,989	3,573
General and administrative (related party of $1,587 and $1,143)	22,031	11,365
Total operating expenses	32,020	14,938

Operating loss	(31,111)	(14,003)

Other income (expense):
Interest income	140	15
Interest expense (related party of $2,446 and $2,466)	(2,454)	(2,466)
Royalty income	12	10
Settlement income	10,200	—
Total other income (expense)	7,898	(2,441)

Consolidated net loss	(23,213)	(16,444)
Net loss attributable to noncontrolling interest	6	5
Net loss attributable to iBio, Inc.	(23,207)	(16,439)

Deemed dividends – down round of Series A Preferred and Series B Preferred	—	(21,560)
Preferred stock dividends – iBio CMO Tracking Stock	(260)	(261)
Net loss attributable to iBio, Inc. stockholders	$(23,467)	$(38,260)

Comprehensive loss:
Consolidated net loss	$(23,213)	$(16,444)
Other comprehensive loss - unrealized loss on debt securities	(29)	—
Other comprehensive loss - foreign currency translation adjustments	(1)	(2)

Comprehensive loss	$(23,243)	$(16,446)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.12)	$(0.61)

Weighted-average common shares outstanding - basic and diluted	195,620	62,795

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2021 and 2020

(In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2019	10	$—	20,152	$20	$108,295	$(31)	$(105,821)	$(6)	$2,457
Capital raises	5	—	40,025	40	68,045	—	—	—	68,085
Costs to raise capital and warrant exchange	—	—	—	—	(2,342)	—	—	—	(2,342)
Compensation shares	—	—	1,316	1	(1)	—	—	—	—
Exercise of warrants	—	—	35,000	35	7,600	—	—	—	7,635
Exercise of stock options	—	—	140	—	130	—	—	—	130
Deemed dividends - down round of Series A Preferred and Series B Preferred	—	—	—	—	21,560	—	(21,560)	—	—
Warrant exchange and deemed dividend	—	—	15,000	15	3,285	—	(6,600)	—	(3,300)
Conversion of preferred stock to common	(9)	—	28,438	29	(29)	—	—	—	—
Share-based compensation	—	—	—	—	388	—	—	—	388
Foreign currency adjustment	—	—	—	—	—	(2)	—	—	(2)
Net loss	—	—	—	—	—	—	(16,439)	(5)	(16,444)
Balance as of June 30, 2020	6	—	140,071	140	206,931	(33)	(150,420)	(11)	56,607
Capital raises	—	—	48,814	48	78,228	—	—	—	78,276
Costs to raise capital	—	—	—	—	(4,713)	—	—	—	(4,713)
Exercise of stock options	—	—	53	—	54	—	—	—	54
Vesting of RSU's	—	—	10	—	1	—	—	—	1
Conversion of preferred stock to common stock	(6)	—	28,925	29	(29)	—	—	—	—
Share-based compensation	—	—	—	—	1,586	—	—	—	1,586
Foreign currency adjustment	—	—	—	—	—	(1)	—	—	(1)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(29)	—	—	(29)
Net loss	—	—	—	—	—	—	(23,207)	(6)	(23,213)
Balance as of June 30, 2021	—	$—	217,873	$217	$282,058	$(63)	$(173,627)	$(17)	$108,568

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	June 30,
	2021	2020

Cash flows from operating activities:
Consolidated net loss	$(23,213)	$(16,444)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	1,586	388
Amortization of intangible assets	291	298
Amortization of finance lease right-of-use assets	1,651	1,661
Depreciation of fixed assets	472	282
Accrued interest income on note receivable	(56)	—
Amortization of premiums on debt securities	216	—
Loss on abandonment of intangible assets	143	—
Changes in operating assets and liabilities:
Accounts receivable – trade	(426)	22
Accounts receivable – other	(112)	—
Settlement receivable	(10,200)	—
Work in process	772	(798)
Prepaid expenses and other current assets	(1,746)	77
Accounts payable	48	498
Accrued expenses	1,897	140
Deferred revenue / contract liabilities	(1,387)	531

Net cash used in operating activities	(30,064)	(13,345)

Cash flows from investing activities:
Purchases of debt securities	(23,816)	—
Additions to intangible assets	(242)	(76)
Purchases of fixed assets	(4,920)	(1,078)
Redemption of debt securities	4,000	—
Issuance of note receivable	(1,500)	—

Net cash used in investing activities	(26,478)	(1,154)

Cash flows from financing activities:
Proceeds from sales of preferred and common stock	78,276	62,363
Proceeds from subscription receivable	5,549	—
Proceeds from exercise of warrants	—	6,330
Proceeds from the exercise of stock options	54	130
Costs to raise capital	(4,713)	(2,170)
Proceeds from PPP loan	—	600
Payments of notes payable – warrant exchange	—	(1,995)
Payment of finance lease obligation	(331)	(66)

Net cash provided by financing activities	78,835	65,192

Effect of exchange rate changes	(1)	(2)

Net increase in cash and cash equivalents	22,292	50,691
Cash and cash equivalents – beginning	55,112	4,421
Cash and cash equivalents - end	$77,404	$55,112

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	June 30,
	2021	2020
Schedule of non-cash activities:
Legal costs related to Fraunhofer litigation	$(16,000)	$—
Legal cost recovery - Fraunhofer litigation	$16,000	$—
Increase in ROU assets under ASC 842	$146	$7,489
Subscription receivable for capital raise	$—	$5,549
Costs related to subscription receivable, net of costs	$—	$172
Deemed dividends – down round of Series A Preferred and Series B Preferred	$—	$21,560
Deemed dividend – non-cash warrant exchange	$—	$6,600
Issuances of common stock under warrant exchange	$—	$3,300
Issuances of notes payable under warrant exchange	$—	$3,300
Cashless exercise of warrants reducing balance owed for notes payable – warrant exchange	$—	$1,305
Intangible assets included in accounts payable in prior period, paid in current period	$—	$8
Unpaid fixed assets included in accounts payable	$791	$268
Accounts receivable and accounts payable offset related to Fraunhofer settlement	$75	$—
Unrealized loss on available-for-sale debt securities	$29	$—
Conversion of preferred stock shares into common stock shares	$29	$29
Compensation shares	—	1

Supplemental cash flow information:
Cash paid for interest during Fiscal Year 2021	$2,446	$2,372

The accompanying notes are an integral part of these consolidated financial statements.

1.    Nature of Business

iBio, Inc. (“we”, “us”, “our”, “iBio”, “Ibio, Inc” or the “Company”) are a developer of next-generation biopharmaceuticals and pioneer of the sustainable FastPharming Manufacturing System ®. The Company is applying its licensed and owned technologies to develop novel product candidates to treat or prevent fibrotic diseases, cancers, and infectious diseases. The Company is using its FastPharming Manufacturing System (“FastPharming” or the “FastPharming System”) and Glycaneering Services TM to rapidly and cost effectively build a portfolio of biologic drug candidates for internal use. The Company is also using the FastPharming System to create proteins for others by contract or via the Company’s catalog.

The Company operates in two segments: (i) Biopharmaceuticals: its biologics development and licensing segment which is focused on drug development in two primary areas: Therapeutics (currently Fibrotics and Oncology) and Vaccines (human and animal health vaccines), and (ii) Bioprocessing: focused on two business lines: CDMO Services and Research & Bioprocess Products (“RBP”).

Biopharmaceuticals:

Therapeutics

Anti-Fibrotics

Fibrosis is a pathological disorder in which connective tissue replaces normal parenchymal tissue to the extent that it goes unchecked, leading to considerable tissue remodeling and the formation of permanent scar tissue. Fibrosis can occur in many tissues within the body, including the lungs (e.g., idiopathic pulmonary fibrosis (“IPF”) and skin (e.g. systemic scleroderma).

Oncology

iBio’s oncology efforts seek to identify therapeutics to aid in the treatment of cancer. Although there are a large number of cancer treatments available, significant unmet need exists in many types of cancer for improved treatments. In May 2021, the Company announced plans to establish drug development capabilities in the San Diego, California area, with an initial focus on monoclonal antibodies for use in oncology.

Vaccines

Human Health: SARS-CoV-2

Coronavirus disease 2019 is an infectious disease caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) (“COVID”). It was first identified in December 2019 in Wuhan, Hubei, China, and has resulted in an ongoing pandemic. Common symptoms include fever, cough, fatigue, shortness of breath or breathing difficulties, and loss of smell and taste. Some people develop acute respiratory distress syndrome (ARDS), possibly precipitated by cytokine dysregulation, multi-organ failure, septic shock, and blood clots.

Animal Health:  Classical Swine Fever

Classical swine fever (“CSF”) is a contagious, often fatal disease affecting both feral and domesticated pigs. Outbreaks in Europe, Asia, Africa, and South America have not only adversely impacted animal health and food security, but have also had severe socioeconomic impacts on both the pig industry worldwide and small-scale pig farming. Currently available vaccines can be efficient at triggering rapid animal immune response and protecting swine populations when combined with culling of infected pigs, but do not allow the differentiation of infected from vaccinated animals (DIVA), nor are they approved for use in the U.S. The development of DIVA compatible and efficacious vaccination solutions remains a top priority to prevent the economic impacts of a CSF outbreak including supply disruptions, export restrictions and reduced food security.

Bioprocessing

Services

iBio’s contract development and manufacturing services use iBio’s FastPharming intellectual property and know how to develop or manufacture proteins for others per a contract or to provide bioprocess services.

Research & Bioprocess Products

iBio is developing proteins for use in cutting-edge research and cGMP manufacturing where the demand for high-quality products continues to evolve. The Company offers recombinant proteins for third parties on a catalog and custom basis. These catalog products often can lead to opportunities to provide CDMO services or identify in-licensing opportunities for our proprietary biotech pipeline.

FastPharming

The FastPharming System is iBio’s proprietary approach to plant-made pharmaceutical and protein production. It uses hydroponically-grown, transiently-transfected plants, (typically Nicotiana benthamiana, a relative of the tobacco plant), novel expression vectors, a large-scale transient transfection method, and other technologies that can be used to produce complex therapeutic proteins emerging from our own, our clients’ and our potential clients’ pipelines.

2.    Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of iBio Inc. and our subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Non-controlling interest in the consolidated financial statements represents the share of the loss in iBio CDMO for the Eastern Affiliate.  See Note 19 – Related Party Transactions for additional information.

In the past, the history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability – about which there was uncertainty – to obtain additional financing to fund its operations after the current cash resources are exhausted raised substantial doubt about the Company's ability to continue as a going concern. Based on the total cash and cash equivalents plus investments in debt securities of approximately $97 million as of June 30, 2021, the Company believes it has adequate cash on hand to support the Company’s activities through March 31, 2023.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At June 30, 2021 and 2020, the Company determined that an allowance for doubtful accounts was not needed.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At June 30, 2021 and 2020, the Company had no contract loss provisions.

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

Revenue can be recognized either 1) over time or 2) at a point in time and is summarized below (in thousands).

	June 30,	June 30,
	2021	2020
Revenue recognized at a point in time	$2,371	$1,491
Revenue recognized over time	—	147
Total revenue	$2,371	$1,638

Time and Materials

Under a time and materials contract, the Company charges customers an hourly rate plus reimbursement for other project specific costs. The Company recognizes revenue for time and material contracts based on the number of hours devoted to the project multiplied by the customer’s billing rate plus other project specific costs incurred.

Contract Assets

A contract asset is an entity's right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both June 30, 2021 and 2020, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At June 30, 2021 and 2020, contract liabilities were $423,000 and $1,810,000, respectively. The Company recognized revenue of $1,087,000 in 2021 that was included in the contract liabilities balance as of June 30, 2020.

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

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 2021 consisted of money fund accounts. The Company did not have any cash equivalents at June 30, 2020.

Investments in Debt Securities

Debt investments are classified as available-for-sale. Changes in fair value are recorded in other comprehensive income (loss). Fair value is calculated based on publicly available market information. Discounts and/or premiums paid when the debt securities are acquired are amortized to interest income over the terms of the debt securities.

Work in Process

Work in process consists primarily of the cost of labor and other overhead incurred on contracts that have not been completed. Work in process amounted to $27,000 and $798,000 as of June 30, 2021 and 2020, respectively.

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

Right-of-Use Assets

Assets held under the terms of finance (capital) leases are amortized on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under finance (capital) leases are shown within liabilities and are analyzed between amounts falling due within and after one year. See Note 8 - Finance Lease ROU’s and Note 14 - Finance Lease Obligation for additional information.

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

Foreign Currency

The Company accounts for foreign currency translation pursuant to FASB ASC 830, “Foreign Currency Matters.” The functional currency of iBio Brazil is the Brazilian Real. Under FASB ASC 830, all assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in Reals are reflected in the statement of operations as appropriate. Translation adjustments are included in accumulated other comprehensive loss. For both 2021 and 2020, any translation adjustments were considered immaterial and did not have a significant impact on the Company's consolidated financial statements.

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

Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. In addition, the Company estimates forfeitures at each reporting period rather than electing to record the impact of such forfeitures as they occur. See Note 17 – Share-Based Compensation for additional information.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2021 and 2020. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during 2021 and 2020.

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in one financial institution which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At June 30, 2021 and 2020, amounts in excess of insured limits were approximately $27,013,000 and $54,680,000, respectively.

Revenue

During Fiscal 2021, the Company generated 99% of its revenue from four customers, each of whom individually accounted for more than 10% of revenue. During Fiscal 2020, the Company generated 77% of its revenue from one customer, no other customer accounted for more than 10% of revenue.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”) to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP. The guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2020 (quarter ending September 30, 2021 for the Company), with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company does not expect the adoption of ASU 2019-12 to have a significant impact on the Company’s consolidated financial statements.

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

5.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses in the Company’s consolidated balance sheets approximated their fair values as of June 30, 2021 and 2020 due to their short-term nature. The carrying value of the convertible promissory note receivable and finance lease obligations approximated fair value as of June 30, 2021 and 2020 as the interest rates related to the financial instruments approximated market.

The Company accounts for its investments in debt securities at fair value. The following provides a description of the three levels of inputs that may be used to measure fair value under the standard, the types of plan investments that fall under each category, and the valuation methodologies used to measure these investments at fair value.

•Level 1 – Inputs are based upon unadjusted quoted prices for identical instruments in active markets.

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

6. Convertible Promissory Note Receivable

On October 1, 2020, the Company entered into a master services agreement with Safi Biosolutions, Inc. (“Safi”). In addition, the Company invested $1.5 million in Safi in the form of a convertible promissory note (the "Note"). The Note bears interest at the rate of 5% per annum and is convertible into shares of Safi’s common stock (as defined). Principal and accrued interest mature on October 1, 2023.  For Fiscal 2021, interest income amounted to $56,000. As of June 30, 2021, the Note balance and accrued interest totaled $1,556,000.

7. Investments in Debt Securities

Investments in debt securities consist of AA and A rated corporate bonds bearing interest at rates from 0.23% to 4.25% with maturities from September 2021 to June 2023. The components of investments in debt securities at June 30, 2021 are as follows (in thousands):

Adjusted cost	$19,603
Gross unrealized losses	(33)
Fair value	$19,570

The fair value of available-for-sale debt securities, by contractual maturity, as of June 30, 2021, was as follows (in thousands):

Fiscal year ending on June 30:	Fair Value
2022	$11,430
2023	8,140
$19,570

Amortization of premiums paid on the debt securities amounted to $216,000 for Fiscal 2021.

8.    Finance Lease ROU's

As discussed above, the Company adopted ASC 842 effective July 1, 2019 using the modified retrospective approach for all leases entered into before the effective date.

iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the Sublease. See Note 14 – Finance Lease Obligation for more details of the terms of the Sublease.

The economic substance of the Sublease is that the Company is financing the acquisition of the facility and equipment. As the Sublease involves real estate and equipment, the Company separated the equipment component and accounted for the facility and equipment as if each was leased separately.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	June 30,	June 30,
	2021	2020
ROU - Facility	$25,907	$25,761
ROU - Equipment	7,728	7,728
	33,635	33,489
Accumulated amortization	(7,524)	(5,873)
Net finance lease ROU	$26,111	$27,616

Amortization expense of finance lease ROU assets was approximately $1,651,000 and $1,661,000 in 2021 and 2020, respectively.

9.    Fixed Assets

As discussed above, the Company adopted ASC 842. As such, assets formerly classified as “under capital lease” are now classified as finance lease ROU assets. See Note 8 – Finance Lease ROU’s above.

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	June 30,	June 30,
	2021	2020
Facility improvements	$1,517	$1,465
Machinery and equipment	4,255	1,760
Office equipment and software	714	398
Construction in progress	3,367	787
	9,853	4,410
Accumulated depreciation	(1,225)	(753)
Net fixed assets	$8,628	$3,657

Depreciation expense was approximately $472,000 and $282,000 in 2021 and 2020, respectively.

10.    Intangible Assets

The Company has two categories of intangible assets – intellectual property and patents. Intellectual property consists of all technology, know-how, data, and protocols for producing targeted proteins in plants and related to any products and product formulations for pharmaceutical uses and for other applications. Intellectual property includes, but is not limited to, certain technology for the development and manufacture of novel vaccines and therapeutics for humans and certain veterinary applications acquired in December 2003 from Fraunhofer USA Inc., acting through its Center for Molecular Biotechnology ("Fraunhofer"), pursuant to a Technology Transfer Agreement, as amended (the "TTA"). The Company designates such technology further developed and acquired from Fraunhofer as iBioLaunch™ or LicKM™ or FastPharming technology. The value on the Company’s books attributed to patents owned or controlled by the Company is based only on payments for services and fees related to the protection of the Company’s patent portfolio. The intellectual property also includes certain trademarks.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments are based on the excess of the carrying amount over the fair value of the assets.

The Company recorded an impairment of licensed technology in the amount of $143,000 in 2021. (See Note 25 – Subsequent Events for additional information.) This amount was recorded in the consolidated statement of operations and comprehensive loss under general and administrative expense.  No impairments were recorded in 2020.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30,	June 30,
	2021	2020
Intellectual property – gross carrying value	$3,100	$3,100
Patents and licenses – gross carrying value	2,720	2,628
	5,820	5,728
Intellectual property – accumulated amortization	(2,711)	(2,555)
Patents and licenses – accumulated amortization	(2,157)	(2,029)
	(4,868)	(4,584)
Net intangible assets	$952	$1,144

Amortization expense, included in general and administrative expenses, was approximately $291,000 and $298,000 for 2021 and 2020, respectively. The weighted-average remaining life for intellectual property and patents at June 30, 2021 was approximately 2.5 years and 8 years, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ending
June 30,
2021	$276
2022	261
2023	165
2024	69
2025	57
Thereafter	124
Total	$952

11.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	June 30,
	2021	2020
Rent and real estate taxes – related party (see Note 19)	$295	$295
Interest – related party (see Note 19)	406	410
Salaries and benefits	1,667	231
Professional fees	497	2
Other accrued expenses	136	167
Total accrued expenses	$3,001	$1,105

12.   Notes Payable – Warrant Exchange

As part of the Warrant Amendment and Exchange Agreement dated February 20, 2020 (see Note 15 – Stockholders’ Equity for additional information), the Company issued promissory notes in the aggregate principal amount of $3,300,000. The notes did not bear interest and were payable in full on the earlier to occur of (i) August 20, 2020, or (ii) the completion of an underwritten offering of securities by the Company resulting in gross proceeds of at least $10 million. In addition, the Company was required to make payments upon any and all cash exercises of the noteholders’ warrants on a dollar for dollar basis for all amounts paid pursuant to such warrant exercises. At June 30, 2020, the notes payable were repaid.  There was no activity during 2021.

13.   Notes Payable – PPP Loan

On April 16, 2020, the Company received $600,000 related to its filing under the Paycheck Protection Program and Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The Company elected to treat the SBA Loans as debt under ASC 470.

On July 21, 2021, iBio was granted forgiveness in repaying the loan.  In accordance with ASC 405-20-40, “Liabilities - Extinguishments of Liabilities – Derecognition”, the Company will derecognize the liability in the first quarter of 2022.

14.    Finance Lease Obligation

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the 34-year Sublease (the ‘Sublease”). iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Second Eastern Affiliate granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Second Eastern Affiliate. The 34-year term of the Sublease expires in 2050 but may be extended by iBio CDMO for a ten-year period, so long as iBio CDMO is not in default under the Sublease. Under the Sublease, iBio CDMO is required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent is subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The base rent under the Second Eastern Affiliate’s ground lease for the property is subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease will be increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CDMO is also responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease. The Company incurred rent expense of $189,000 and $150,000 in 2021 and 2020, respectively, related to the increase in the CPI.

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

Accrued expenses at June 30, 2021 and 2020 due the Second Eastern Affiliate amounted to $701,000 and $705,000, respectively. General and administrative expenses related to the Second Eastern Affiliate, including rent related to the increases in CPI, percentage rent discussed above and real estate taxes, were approximately $744,000 and $701,000 in 2021 and 2020, respectively. Interest expense related to the Second Eastern Affiliate was approximately $2,447,000 and $2,466,000 in 2021 and 2020, respectively.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands):

	Years ended
	June 30,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$1,651	$1,661
Interest on lease liabilities	2,447	2,446
Operating lease cost	200	150
Total lease cost	$4,298	$4,257

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from operating lease	$200	$150
Financing cash flows from finance lease obligation	$331	$66

	Years Ended
	June 30,
	2021		2020
Finance lease right-of-use assets	$26,111		$27,616
Finance lease obligation - current portion	$367		$301
Finance lease obligation - non-current portion	$31,755		$32,007
Weighted average remaining lease term - finance lease	28.58	years	29.68	years
Weighted average discount rate - finance lease obligation	7.606%		7.608%

Future minimum payments under the capitalized lease obligations are due as follows:

Fiscal period ending on June 30:	Principal	Interest	Total
2021	$367	$2,429	$2,796
2022	392	2,404	2,796
2023	410	2,374	2,784
2024	406	2,344	2,750
2025	438	2,312	2,750
Thereafter	30,109	35,204	65,313

Total minimum lease payments	32,122	$47,067	$79,189
Less: current portion	(367)
Long-term portion of minimum lease obligations	$31,755

15.    Stockholders’ Equity

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

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of June 30, 2021, no dividends have been declared. Accrued dividends total approximately $1,131,000 and $871,000 at June 30, 2021 and 2020, respectively.
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

At any time, at our election or the election of the Eastern Affiliate, the outstanding share of iBio CMO Preferred Tracking Stock may be exchanged for 29,990,000 units of limited liability company interests of iBio CDMO, subject to potential adjustment. Following such exchange, again subject to any adjustment, iBio would own a 70% interest in iBio CDMO and the Eastern Affiliate would own a 30% interest.

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

On June 26, 2018, the Company issued 6,300 shares of Series A Preferred as part of a public offering. In Fiscal 2019, 2,223 shares of Series A Preferred were converted into 2,470,000 shares of common stock. In Fiscal 2020, the remaining 3,987 shares of Series A Preferred were converted into 5,887,997 shares of common stock. At both June 30, 2021 and 2020, there were no shares of Series A Preferred outstanding.

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

On October 29, 2019, the Company issued 4,510 shares of Series C Preferred as part of a public offering. See the section below entitled "Public Offering - October 29, 2019" for further information. From October 29, 2019 through June 30, 2020, all of the shares of Series C Preferred were converted into 22,550,000 shares of the Company's common stock. At both June 30, 2021 and 2020, there were no shares of Series C Preferred outstanding.

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

Due to the terms of the June 26, 2018 underwritten public offering, any remaining outstanding Series A Preferred and Series B Preferred were amended to convert at the same rate of the Series C Preferred ($0.20 per share). As a result of the reduction of the conversion rates of Series A Preferred and Series B Preferred, the Company recognized deemed dividends totaling $21,560,000. No Series A Preferred or Series B Preferred remain outstanding.

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

Concurrently with the execution of the Lincoln Park March 2020 Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park pursuant to which the Company agreed, among other things, to file a prospectus supplement pursuant to Rule 424(b) to register for sale under the Securities Act of 1933, as amended, the shares of common stock that may be issued and sold to Lincoln Park from time to time under the Lincoln Park March 2020 Purchase Agreement. The offer and sale of shares of common stock under the Lincoln Park March 2020 Purchase Agreement was made under the Company’s previously filed Registration Statement on Form S-3 which was declared effective on March 19, 2020. The prospectus supplement was filed on March 20, 2020.

The Lincoln Park March 2020 Purchase Agreement provided that, from time to time on any trading day the Company selects, the Company had the right, in its sole discretion, subject to the conditions and limitations in the Lincoln Park March 2020 Purchase Agreement, to direct Lincoln Park to purchase up to 1,000,000 shares of common stock (each such purchase, a “Regular Purchase”) over the 36-month term of the Purchase Agreement. The purchase price of shares of common stock pursuant to the Lincoln Park March 2020 Purchase Agreement was based on the prevailing market price at the time of sale as set forth in the Lincoln Park March 2020 Purchase Agreement. There were no trading volume requirements or restrictions under the Lincoln Park March 2020 Purchase Agreement. Lincoln Park’s obligation under each Regular Purchase did not exceed $5,000,000. There was no upper limit on the price per share that Lincoln Park must pay for common stock under the Lincoln Park March 2020 Purchase Agreement, but in no event were shares be sold to Lincoln Park on a day the Company’s closing price was less than the floor price of $0.20, which was subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction and, effective upon the consummation of any such reorganization, recapitalization, non-cash dividend, stock split or other similar transaction, the Floor Price (the “Floor Price”) was the lower of (i) the adjusted price and (ii) $0.20.

Both the amount and frequency of the Regular Purchases could have been increased upon the mutual agreement of the Company and Lincoln Park. The Company controlled the timing and amount of any sales of shares of common stock to Lincoln Park.

The Company could have, in its sole discretion, directed Lincoln Park to purchase additional amounts as accelerated purchases or additional accelerated purchases if on the date of a Regular Purchase the closing sale price of the common stock was not below the Floor Price as set forth in the Lincoln Park March 2020 Purchase Agreement. The Company and Lincoln Park could have mutually agreed to increase the amount of common stock sold to Lincoln Park on any accelerated purchase date or additional accelerated purchase date.

There were no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Lincoln Park March 2020 Purchase Agreement or Registration Rights Agreement other than a prohibition on entering into any “Variable Rate Transaction,” as defined in the Lincoln Park March 2020 Purchase Agreement.

The net proceeds under the Lincoln Park March 2020 Purchase Agreement to iBio depended on the frequency and prices at which iBio sold shares of common stock to Lincoln Park. Actual sales of shares of common stock to Lincoln Park under the Lincoln Park March 2020 Purchase Agreement and the amount of such net proceeds depended on a variety of factors determined by the Company from time to time, including (among others) market conditions, the trading price of the common stock and determinations by the Company as to other available and appropriate sources of funding for the Company. The Company used the net proceeds of sales under the Lincoln Park March 2020 Purchase Agreement for working capital and general corporate purposes. As consideration for Lincoln Park’s commitments under the Lincoln Park March 2020 Purchase Agreement, we issued to Lincoln Park 815,827 shares of common stock.

From March 19, 2020 to June 30, 2020, Lincoln Park was issued 16,800,000 shares of common stock for proceeds totaling approximately $18.4 million. For the period from July 1, 2020 to July 27, 2020, Lincoln Park was issued 2.67 million shares of common stock for proceeds totaling $6.79 million. No further sales of shares of the Company’s common stock will be made under the Lincoln Park March 2020 Purchase Agreement since the Company terminated the Lincoln Park March 2020 Purchase Agreement effective July 27, 2020. The Company terminated the Lincoln Park March 2020 Purchase Agreement on July 24, 2020, without fee, penalty or cost, effective July 27, 2020.

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

Equity Distribution Agreement

On June 17, 2020, as amended on July 29, 2020, the Company entered into an equity distribution agreement with UBS as sales agent pursuant to which the Company could sell from time to time shares of its common stock through UBS, for the sale of up to $72,000,000 of shares of the Company's common stock. Sales of shares of common stock made pursuant to the agreement were made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-

236735) filed with the SEC in accordance with the provisions of the Securities Act of 1933, as amended, and declared effective on March 19, 2020, and the prospectus supplement thereto dated May 14, 2020.

Sales of the shares were made by means of ordinary brokers’ transactions at prevailing market prices at the time of sale, or as otherwise agreed with UBS. UBS used its commercially reasonable efforts consistent with its normal trading and sales practices and applicable state and federal laws, rules and regulations to sell the Company’s common stock from time to time, based upon the Company’s instructions (including any price, time or size limits or other customary parameters or conditions the Company may impose).

The Company paid a commission rate of up to 3.0% of the gross sales price per share sold and had agreed to reimburse UBS for the reasonable fees and disbursements of its counsel, in connection with entering into this agreement, in an amount not to exceed $50,000, in addition to certain ongoing fees and disbursements of its counsel. The agreement contained customary representations, warranties and agreements and other obligations of the parties and termination provisions. The Company had also agreed pursuant to the agreement to provide UBS with customary indemnification and contribution rights.

From June 17, 2020 to June 30, 2021, approximately 17.4 million shares of common stock were issued pursuant to the terms of the equity distribution agreement with UBS for gross proceeds totaling approximately $37.8 million. The Company incurred costs of approximately $1.27 million. In addition, the Company sold 2.4 million shares of common stock for net proceeds of approximately $5.55 million at the end of June 2020. The settlement dates of these sales were on July 1, 2020 and July 2, 2021. As such, the Company recorded a subscription receivable for such amount. The proceeds from the subscription receivable were collected on July 1, 2020 and July 2, 2020. For the period from July 1, 2020 to November 25, 2020, the termination date of the offering, approximately 10.4 million shares of common stock were issued for net proceeds totaling approximately $26.7 million.  The Company is using the net proceeds of this offering for operating costs, including working capital and other general corporate purposes.

Cantor Fitzgerald Transactions

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

On December 8, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cantor Fitzgerald as underwriter, pursuant to which the Company (i) agreed to issue and sell in a public offering (the “Offering”) 29,661,017 shares of common stock to Cantor Fitzgerald and (ii) granted Cantor Fitzgerald an option for 30 days to purchase up to an additional 4,449,152 shares of common stock that may be sold upon the exercise of such option by Cantor Fitzgerald. On December 10, 2020, this offering was closed and the Company issued approximately 29.66 million shares of common stock for gross proceeds totaling approximately $35.2 million. The Company incurred costs of approximately $2.9 million.

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

On June 26, 2018, in connection with a public offering with A.G.P/Alliance Global Partners, the Company entered into an amendment (the “Amendment”) to the share purchase agreement for 650,000 shares, dated January 13, 2016 (the “Purchase Agreement”), with Eastern. Pursuant to the Purchase Agreement, Eastern was subject to the Standstill Agreement (amended to 40%) and the Eastern Beneficial Ownership Limitation therein. The Amendment increased the Eastern Beneficial Ownership Limitation to 48% and extended the restrictions under the Standstill Agreement until June 26, 2020. In accordance with the terms of the Standstill Agreement, as amended, the Company’s Board of Directors duly authorized the Company’s Chief Executive Officer to offer Eastern to purchase shares in the public offering with Alliance, provided that, when taken together with all other equity securities of the Company beneficially owned by Eastern and its controlled affiliates following consummation of the public offering with Alliance, Eastern and its controlled affiliates would not beneficially own more than 48% of the aggregate number of shares of common stock outstanding as of the closing of the public offering with Alliance, including all shares of common stock issuable upon conversion of all outstanding shares of Series A Preferred and Series B Preferred, and provided, further, that Eastern agreed to extend the standstill restrictions for two (2) additional years beginning with the date of Eastern’s or its controlled affiliate’s purchase of securities in the public offering with Alliance. The restrictions under the Standstill Agreement were not extended beyond June 26, 2020.

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

Pursuant to the Exchange Agreement, the Holders agreed to exchange their Series A Warrants and Series B Warrants for (i) an aggregate of 14,999,998 shares of newly-issued Common Stock and (ii) promissory notes in the aggregate principal amount of $3,300,000 (see Note 12 – Notes Payable – Warrant Exchange). The Holders further agreed to amendments to the remaining, unexchanged Series A Warrants and Series B Warrants as described below (as amended, the “New Series A Warrants” and “New Series B Warrants,” respectively, and collectively, the “New Warrants”, and together with the Original Series A Warrants and Original Series B Warrants, the “Warrants”). Following the Exchange Agreement, there were an aggregate of New Warrants to purchase 9,595,002 shares of Common Stock.

Based on the terms of the Exchange Agreement, the Company recognized deemed dividends on common stock totaling $6,600,000.

From the date of the October 29, 2019 public offering through June 30, 2021, the Company issued 29.1 million shares of common stock for the exercise of various Warrants and received proceeds of $6.4 million. In addition, the Company issued 5.9 million shares of common stock for the cashless exercise of Warrants in which the “assumed proceeds” totaling $1.3 million were used to reduce the Company’s balances owed for the notes described under “Note 12 - Notes Payable – Warrant Exchange”. Costs related to the Warrant Exchange totaled approximately $313,000 and were offset against additional paid-in capital.

As of June 30, 2021 and 2020, there were no Warrants outstanding.

16.    Earnings (Loss) Per Common Share

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

	Years ended
	June 30,
	2021	2020
Basic and diluted numerator:

Net loss attributable to iBio, Inc.	$(23,207)	$(16,439)
Deemed dividends – down round of Series A Preferred and Series B Preferred	—	(21,560)
Preferred stock dividends – iBio CMO Preferred Tracking Stock	(260)	(261)
Net loss available to iBio, Inc. stockholders	$(23,467)	$(38,260)

Basic and diluted denominator:

Weighted-average common shares outstanding	195,620	62,795

Per share amount	$(0.12)	$(0.61)

In 2021 and 2020, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of June 30, 2021, and 2020, shares issuable which could potentially dilute future earnings included were as follows.

	June 30,
	2021	2020

	(in thousands)
Stock options	8,542	3,476
Series A Preferred	—	—
Series B Preferred	—	28,925
Restricted stock units	674	41
Shares excluded from the calculation of diluted loss per share	9,216	32,442

17.    Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Operations (in thousands):

	Years Ended
	June 30,
	2021	2020
Research and development	$185	$55
General and administrative	1,401	333
Total	$1,586	$388

Stock Options

2008 Omnibus Equity Incentive Plan (the "2008 Plan")

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

On December 9, 2020, the Company's stockholders approved the 2020 Plan as a successor to the 2018 Plan. The total number of shares of common stock reserved under the 2020 Plan is 32 million shares of common stock for issuance pursuant to the grant of new awards under the 2020 Plan. The 2020 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2020 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board of Directors and $1,500,000 for any non-executive chair of our Board of Directors should one be appointed. Notwithstanding the foregoing, the independent members of the Board of Directors may make exceptions to such limits in extraordinary circumstances. The term of the 2020 Plan will expire on the tenth anniversary of the date the Plan is approved by the stockholders.

In addition, on December 18, 2018, the Company's stockholders, upon recommendation of the Board of Directors, also approved an amendment to the Company's 2008 Plan to allow the Company to permit a one-time option exchange program under which the Company would offer eligible employees and non-employee directors the opportunity to exchange certain outstanding options on a four-for-three basis for new stock options exercisable at a lower price under the 2018 Plan (the "Option Exchange").

On January 22, 2019, the Company filed with the Securities and Exchange Commission a Tender Offer Statement on Schedule TO defining the terms and conditions of the Option Exchange, whereby the Company was offering eligible employees and non-employee directors ("Eligible Option Holders") the opportunity to exchange for new options covering a lesser number of shares of the Company's common stock ("Replacement Options"), at a ratio of four-for-three (the "Exchange Ratio"), any options issued by the Company prior to January 22, 2019 that were outstanding under its 2008 Plan that had an exercise price greater than the closing price per share of iBio's common stock on the NYSE American on the grant date of the Replacement Options ("Eligible Exchange Options"), so that for each four shares of common stock subject to an Eligible Exchange Option, the option holder would receive a Replacement Option to purchase three shares under the 2018 Plan. On February 20, 2019, the completion date of the Option Exchange (the "Replacement Option Grant Date"), the Company canceled the options accepted for exchange and granted 874,310 Replacement Options in exchange for 1,165,750 options issued under the 2008 Plan.

The Replacement Options:

●	have a per-share exercise price of $0.93, which was equal to the closing price per share of the Company's common stock on the Replacement Option Grant Date;
●	have a five-year term beginning on February 20, 2019 and vested one year later on February 20, 2020. Generally, the Underwater Options had been scheduled to vest over four years following the recipient's employment start date or the date of grant. As of November 19, 2018, approximately 94% of the shares covered by the Underwater Options already were vested. All other terms and conditions of the new stock options are generally be consistent with the terms and conditions of iBio's standard time-vesting stock option grants;
●	are of the same type of options as the surrendered options. Eligible Option Holders holding nonqualified stock options received Replacement Options in the form of nonqualified stock options and Eligible Option Holders holding incentive stock options received Replacement Options in the form of incentive stock options; and
●	have the terms and be subject to the conditions as provided for in the 2018 Plan and option award agreement.

Issuances of stock options during 2021 were as follows:

●	On October 14, 2020, the Company granted three new members of its Board of Directors stock option agreements under the 2018 Plan whereby each director has the option to purchase up to 100,000 shares of the Company's common stock at an exercise price of $2.05 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date;
●	Effective December 1, 2020, the Company granted an officer a stock option agreement under the 2018 Plan whereby the officer has the option to purchase 465,000 shares of the Company's common stock at an exercise price of $1.45 per share. The option expires on the tenth anniversary of the grant date and vests as follows: (1) 25% of the option granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the option granted will vest for each additional three (3) months of employment;
●	On January 15, 2021, the Company granted two consultants stock option agreements for each to purchase 15,000 shares of the Company's common stock at an exercise price of $1.47 per share. The options expire on the tenth anniversary of the grant date and vest over a one-year period;
●	Effective January 18, 2021, the Company granted an officer and an employee stock option agreements whereby the officer and employee have the option to purchase an aggregate of 600,000 shares of the Company's common stock at an exercise price of $1.47 per share. The options expire on the tenth anniversary of the grant date and vest as follows: (1) 25% of the options granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the options granted will vest for each additional three (3) months of employment;
●	Effective March 4, 2021, the Company granted an officer a stock option agreement whereby the officer has the option to purchase 350,000 shares of the Company's common stock at an exercise price of $1.43 per share. The option expires on the tenth anniversary of the grant date and vest as follows: (1) 25% of the option granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the option granted will vest for each additional three (3) months of employment;
●	On April 30, 2021, the Company granted an officer a stock option agreement whereby the officer has the option to purchase 3,000,000 shares of the Company's common stock at a price of $1.37 per share. The option expires on the tenth anniversary of the grant date and vest as follows: (1) 25% of the option granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the option granted will vest for each additional three (3) months of employment;
●	In May 2021, the Company granted stock option agreements to various employees, to purchase an aggregate of 270,000 shares of the Company's common stock at exercise prices of $1.29 to $1.65 per share. The options expire on the tenth anniversary of the grant date and vest as follows: (1) 25% of the options granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the options granted will vest for each additional three (3) months of employment;
●	In June 2021, the Company granted stock option agreements to a new member of its Board of Directors and one employee, to purchase an aggregate of 225,000 shares of the Company's common stock at exercise prices of $1.41 to $1.57 per share. The options expire on the tenth anniversary of the grant date and vest as follows: (1) 25% of the options granted will vest after one year; and (2) after one year, 6.25% of the options granted will vest for each additional three (3) months.

Issuances of stock options during Fiscal 2020 were as follows:

●	On March 27, 2020, the Company issued options to acquire 908,300 shares of common stock to various members of management and employees. The exercise price is $1.15 per share. The options vest over a four-year period and expire in ten years;

●	On April 21, 2020, the Company issued to Thomas Isett (“Isett”), the Company’s Chief Executive Officer (effective March 2020) and Chairman of the Company, options to acquire 975,000 shares of the Company’s common stock at an exercise price of $0.8953 per share. The options vest over a three-year period and expire in ten years;
●	On June 1, 2020, the Company issued options to acquire 100,000 shares of common stock to a member of management. The exercise price is $1.66 per share. The options vest over a four-year period and expire in ten years; and
●	On June 20, 2020, the Company issued to Robert Kay, the Company’s former Chief Executive Officer (resigned March 2020), options to acquire 400,000 shares of the Company’s common stock at an exercise price of $1.47 per share. The options vest monthly over a two-year period and expire in ten years.

The following table summarizes all stock option activity during the years ended June 30, 2021 and 2020:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (in years)	(in thousands)
Outstanding as of July 1, 2019	1,346,519	$1.45	6.1	$—
Granted	2,383,300	1.11	—	—
Exercised	(139,392)	0.93	—	—
Forfeited/expired	(114,654)	3.32	—	—
Outstanding as of June 30, 2020	3,475,773	$1.18	8.2	$4,042
As of June 30, 2020, vested and expected to vest	3,424,064	$1.18	8.3	$3,987

Exercisable as of June 30, 2020	983,442	$1.40	4.6	$1,221

Outstanding as of June 30, 2020	3,475,773	$1.18	8.2	$4,042
Granted	5,240,000	1.44	—	—
Exercised	(53,687)	1.02	—	—
Forfeited/expired	(119,933)	2.45	—	—
Outstanding as of June 30, 2021	8,542,153	$1.31	8.8	$1,995
As of June 30, 2021, vested and expected to vest	8,520,349	$1.31	8.8	$1,988

Exercisable as of June 30, 2021	1,933,460	$1.11	6.4	$890

The following table summarizes information about options outstanding and exercisable at June 30, 2021:

	Options Outstanding and Exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
	Outstanding	In Years	Price	Exercisable
Exercise prices:
$0.90 - $1.37	5,832,319	8.5	$1.18	1,561,957
$1.41 - $2.12	2,700,000	9.5	1.56	361,669
$2.53 - $3.80	500	6.7	2.53	500
$7.30 - $10.95	9,334	0.9	8.59	9,334

	8,542,153	8.8	$1.31	1,933,460

The total fair value of stock options that vested during 2021 and 2020 was approximately $911,000 and $433,000, respectively. The total cash received for stock options that were exercised during 2021 and 2020 was approximately $54,000 and $130,000, respectively. The total intrinsic value of stock options that were exercised during 2021 and 2020 was approximately $165,000 and $102,000, respectively. As of June 30, 2021, there was approximately $7,316,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 3.4 years.

The weighted-average grant date fair value of stock options granted during 2021 and 2020 was $1.25 and $0.97 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

	2021	2020
Weighted average risk-free interest rate	0.39 - 1.02%	0.60%
Dividend yield	0%	0%
Volatility	119.46 - 126.55%	97.5%
Expected term (in years)	6	9

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $1.51 as of June 30, 2021 and $2.22 as of June 30, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

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

Effective January 18, 2021, the Company issued RSUs to acquire 65,000 shares of common stock to an employee at a market value of $1.47 per share. The RSUs vest in even increments on the first three anniversaries of the grant date. The grant-date fair value of the RSUs totaled approximately $96,000.

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

On May 4, 2021, the Company issued RSU’s to acquire 40,000 shares of common stock to an employee at a market value of $1.29 per share. The RSU’s vest over a four-year period. The grant-date fair value of the RSUs totaled approximately $52,000.

As of June 30, 2021, there was approximately $816,000 of total unrecognized compensation cost related to non-vested RSUs that the Company expects to recognize over a weighted-average period of 2.6 years.

18.    Gain on Settlement

Fraunhofer Settlement

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

The terms of the Settlement Agreement provide for cash payments to the Company of $28,000,000 as follows: (i) $16,000,000 to be paid no later than May 14, 2021 (which is expected to be paid 100% to cover legal fees and expenses); (ii) two payments of $5,100,000 payable by March 31, 2022 and 2023 and (iii) as additional consideration for a license agreement, two payments of $900,000 due on March 1, 2022 and 2023. The license provides for a nonexclusive, nontransferable, worldwide, fully paid-up license to all intellectual property rights in and to certain plant-based technology developed by FhUSA from 2003 through 2014 that were the subject of the Lawsuit. After payment of the fees and expenses of its attorneys and others retained by the Company, including the litigation funding company, the Company’s estimated aggregate net cash recovery as a result of the Settlement Agreement will be approximately $10,200,000.

As of June 30, 2021, the Company held receivables related to the settlement in the amount of $10,200,000. This amount was recorded in the consolidated statement of operations and comprehensive loss as settlement income in 2021.  The Company will recognize the $1.8 million of license revenue when it determines the collection of the license fees are reasonably assured in accordance with ASU 2014-09.

19.    Related Party Transactions

Agreements with Eastern Capital Limited and its Affiliates.

As more fully discussed in Note 15 – Stockholders’ Equity, the Company entered into two share purchase agreements with Eastern and the Standstill Agreement.

Concurrently with the execution of the Purchase Agreements, iBio entered into a contract manufacturing joint venture with the Eastern Affiliate to develop and manufacture plant-made pharmaceuticals through iBio CDMO. The Eastern Affiliate contributed $15 million in cash to iBio CDMO, for a 30% interest in iBio CDMO. iBio retained a 70% equity interest in iBio CDMO. As the majority equity holder, iBio has the right to appoint a majority of the members of the Board of Managers that manages the iBio CDMO joint venture. Specified material actions by the joint venture require the consent of iBio and the Eastern Affiliate. iBio contributed to the capital of iBio CDMO a royalty bearing license, which grants iBio CDMO a non-exclusive license to use the iBio’s proprietary technologies for research purposes and an exclusive U.S. license for manufacturing purposes. iBio retains all other rights in its intellectual property, including the right for itself to commercialize products based on its proprietary technologies or to grant licenses to others to do so.

In connection with the joint venture, the Second Eastern Affiliate, which controls the subject property as sublandlord, granted iBio CDMO the Sublease of a Class A life sciences building in Bryan, Texas, located on land owned by the Texas A&M system, designed and equipped for plant-made manufacture of biopharmaceuticals. The terms of the Sublease are described in Note 14 – Finance Lease Obligation.

The Standstill Agreement took effect upon the issuance of the shares to Eastern pursuant to a share purchase agreement for the acquisition of 650,000 shares of common stock. The Standstill Agreement had been amended twice so that Eastern and its controlled affiliates are limited to its beneficial ownership of the Company’s outstanding shares of common stock to a maximum of 48%, absent approval by a majority of the Company’s Board of Directors. Eastern agreed to extend the standstill restrictions for two (2) additional years beginning with the date of Eastern’s or its controlled affiliate’s purchase of securities in the public offering with Alliance. See Note 15 - Stockholders' Equity for further information.

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

Director Consulting Agreement

i.e. Advising, LLC (“IEA”) was retained by the Company as a strategy and management consultant pursuant to a Consulting Agreement, dated as of February 22, 2019 (the “Consulting Agreement”), with services provided pursuant to statements of work entered into between the Company and Consultant from time to time. Mr. Isett was the Managing Director and sole owner of IEA. Effective as of May 1, 2019, the Company entered into a Statement of Work (the "May 1, 2019 SOW") pursuant to the Consulting Agreement, which provided for an engagement to be conducted on a retainer basis with Mr. Isett as the primary engagement resource, at a rate of $40,000 per month, and on a time and materials basis for all other engagement resources provided by IEA, billable at the rate of $85 to $450 per hour. IEA and the Company entered into an additional Statement of Work on December 1, 2019 (the "December 1, 2019 SOW"), which provided that Consultant would be entitled to a bonus of 3% to 4.5% of the transaction value if the Company or any of its assets were sold during the term of the Statement of Work. Consultant and the Company agreed to terminate the Consulting Agreement and both the May 1, 2019 SOW and December 1, 2019 SOW on March 10, 2020, when Mr. Isett became the Company's Chief Executive Officer.

Consulting expenses totaled approximately $0 and $425,000 in 2021 and 2020, respectively. At June 30, 2021 and 2020, the Company owed the Consultant $0 and $0, respectively.

KBI Consulting

On April 1, 2020, the Company entered into a consulting agreement with KBI Consulting for business support services provided by Mr. Isett's wife. Per the consulting agreement the business support services were billed at $5,800 per month. Consulting expenses totaled approximately $52,000 and $17,000 in 2021 and 2020, respectively. At June 30, 2021 and 2020, the Company owed the Consultant $0 and $0, respectively. The Company terminated its agreement with KBI consulting effective March 31, 2021, at which time Mr. Isett’s wife became an employee of the Company with a salary consistent with her consultant rate.

20.    Income Taxes

The components of net loss consist of the following (in thousands):

	For the Years Ended
	June 30,
	2021	2020
United States	$(23,200)	$(16,429)
Brazil	(13)	(15)
Total	$(23,213)	$(16,444)

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	For the Years Ended
	June 30,
	2021	2020
Current – Federal, state and foreign
Deferred – Federal	$(55)	$(1,560)
Deferred – State	—	(428)
Deferred – Foreign	—	—
Total	(55)	(1,988)
Change in valuation allowance	55	1,988
Income tax expense	$—	$—

The Company has deferred income taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,
	2021	2020
Deferred tax assets (liabilities):
Net operating loss	$24,693	$25,179
Share-based compensation	353	93
Research and development tax credits	1,737	1,568
Basis in iBio CDMO	984	973
Intangible assets	(91)	(173)
Vacation accrual and other	38	18
Valuation allowance	(27,714)	(27,658)
Total	$—	$—

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

U.S. federal net operating losses of approximately $117.5 million are available to the Company as of June 30, 2021, of which $63.9 million will expire at various dates through 2039 and $53.6 million with no expiration date. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company pursuant to Internal Revenue Code Section 382, though the Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. The Company has a research and development credit carryforward of approximately $1.7 million at June 30, 2021.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended
	June 30,
	2021	2020
Statutory federal income tax rate	21%	21%
State (net of federal benefit)	—%	6%
Research and development tax credit	—%	—%
Cancelled and expired non-qualifying stock options	—%	(14)%
Change in valuation allowance	(21)%	(13)%
Effective income tax rate	—%	—%

The Company has not been audited in connection with income taxes. iBio files U.S. Federal and state income tax returns subject to varying statutes of limitations. The 2017 through 2020 tax returns generally remain open to examination by U.S. Federal authorities and by state tax authorities. In addition, the 2015 through 2020 Brazilian federal tax returns remain open to examination by Brazil’s federal tax authorities.

21.    Commitments and Contingencies

COVID-19

As a result of the pandemic, the Company has at times experienced reduced capacity to provide CDMO services as a result of instituting social distancing at work procedures in our Texas facility, restricting access to essential workers, as well as taking other precautions. The Company also experienced a full three-day operational shutdown in April 2020 for extensive facility cleaning following the discovery that an employee had contracted COVID-19, and successfully resumed operations on a reduced capacity basis.

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

The outbreak and spread of COVID-19 and continued progress in various countries around the world, including the United States, has led authorities around the globe to take various extraordinary measures to stem the spread of the disease, such as emergency travel and transportation restrictions, school closures, quarantines and social distancing measures. The outbreak of COVID-19 has had an adverse effect on global markets and may continue to affect the economy in the United States and globally, especially if new strains of SARS-CoV2 emerge.

Agreements

Lease – Bryan, Texas

As discussed above, iBio CDMO is leasing its facility in Bryan, Texas from the Second Eastern Affiliate under the Sublease. See Note 14 – Finance Lease Obligation for more details of the Sublease.

Planet Biotechnologies

On August 27, 2020, the Company entered into an exclusive worldwide license agreement with Planet Biotechnology Inc. (“Planet”) for the development of Planet’s COVID-19 therapeutic candidate, ACE2-Fc. The Company made a one-time up-front payment of $150,000 on September 11, 2020.

After reviewing our internal strategy, the Company decided to terminate the partnership with Planet for the development of the recombinant ACE2-Fc protein as treatment for COVID-19 and other coronavirus diseases.  As part of the original agreement, the Company will not have anything due to Planet at the time of termination.  See Note 10 – Intangible Assets with regards to the impairment of intangibles related to termination of the agreement.

22.    Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. Employer contributions made to the Plan totaled approximately $121,000 and $97,000 in 2021 and 2020, respectively.

23.    Segment Reporting

In accordance with FASB ASC 280, “Segment Reporting,” the Company discloses financial and descriptive information about its reportable segments. The Company operates in two segments, (i) Biopharmaceuticals, our biologics development and licensing activities, conducted within iBio, Inc. and (ii) Bioprocessing, our CDMO segment, conducted within iBio CDMO. These segments are components of the Company about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Please note that certain totals may not sum due to rounding.

	Biopharmaceuticals	Bioprocessing
Year Ended June 30, 2021 (in thousands)	(iBio, Inc.)	(iBio CDMO)	Eliminations	Total

Revenues - external customers	$1,098	1,274	$—	$2,371
Revenues - intersegment	1,017	1,307	(2,324)	—
Cost of goods sold	425	1,037	—	1,462
Gross profit	1,690	1,543	(2,324)	909
Research and development	2,960	8,370	(1,341)	9,989
General and administrative	13,429	9,585	(983)	22,031
Operating loss	(14,699)	(16,412)	—	(31,111)
Interest expense	—	(2,454)	—	(2,454)
Settlement income	10,200	—	—	10,200
Interest and royalty income	151	1	—	152
Consolidated net loss	(4,349)	(18,864)	—	(23,213)
Total assets	175,272	35,721	(64,025)	146,968
Finance lease ROU assets	—	26,111	—	26,111
Fixed assets, net of accumulated depreciation	—	8,628	—	8,628
Intangible assets, net of accumulated amortization	952	—	—	952
Amortization of finance lease ROU assets	—	1,651	—	1,651
Depreciation of fixed assets	—	472	—	472
Amortization of intangible assets	291	—	—	291

	Biopharmaceuticals	Bioprocessing
Year Ended June 30, 2020 (in thousands)	(iBio, Inc.)	(iBio CDMO)	Eliminations	Total

Revenues - external customers	$1,546	$92	$—	$1,638
Revenues - intersegment	793	1,665	(2,458)	—
Cost of goods sold	640	63	—	703
Gross profit	1,699	1,694	(2,458)	935
Research and development	492	4,779	(1,698)	3,573
General and administrative	5,355	6,770	(760)	11,365
Operating loss	(4,148)	(9,855)	—	(14,003)
Interest expense	—	(2,466)	—	(2,466)
Interest and royalty income	24	1	—	25
Consolidated net loss	(4,124)	(12,320)	—	(16,444)
Total assets	103,667	31,868	(41,346)	94,189
Finance lease ROU assets	—	27,616	—	27,616
Fixed assets, net of accumulated depreciation	—	3,657	—	3,657
Intangible assets, net of accumulated amortization	1,144	—	—	1,144
Amortization of finance lease ROU assets	—	1,661	—	1,661
Depreciation of fixed assets	1	281	—	282
Amortization of intangible assets	298	—	—	298

24.    Notices of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

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

As of June 30, 2021, the Company's stockholders' equity balance is $108.6 million. In order to maintain its listing with NYSE American, the Company must remain in compliance with the continued listing standards as set forth in Section 1003(a)(iii) of the Company Guide, which applies if a listed company has stockholders’ equity of less than $6,000,000 and has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. Based on the June 30, 2021, stockholders’ equity balance, the Company is above the Exchange compliance requirement with Section 1003(a)(iii).

25.    Subsequent Events

On August 23, 2021, we entered into a series of agreements with RubrYc Theraputics, Inc. (“RubrYc”) described in more detail below

Collaboration and License Agreement: The Company entered into a collaboration and licensing agreement (the “RTX-003 License Agreement”) with RubrYc to further develop RubrYc’s immune-oncology antibodies in its RTX-003 campaign.  Under the terms of the agreement, the Company will be solely responsible for worldwide research and development activities for development of the RTX-003 antibodies for use in pharmaceutical products in all fields. Contingent upon receipt by RubrYc of funding of its Series A-2 preferred stock offering (see below), during the term of the RTX-003 License Agreement, RubrYc granted the Company an exclusive worldwide sublicensable royalty-bearing license under the patents controlled by RubrYc that cover the RTX-003 antibodies. The commercial license exclusively permits the Company to research, develop, make, have made, manufacture, use, distribute, sell, offer for sale, import, and export antibodies in RubrYc’s RTX-003. Under the terms and conditions of the RTX-003 License Agreement, the Company agreed to use commercially reasonable efforts to develop and commercialize RTX-003 antibodies. If the Company fails to achieve certain timing milestones for starting GMP manufacturing and dosing human patients under an IND, it could be required to make a payment to RubrYc on the date the milestone is missed and on each anniversary of such date until the milestone is achieved, provided that the milestone was missed due to its failure to exercise commercially reasonable efforts.

iBio Development Milestones
•	Successful 1st run GMP manufacture first licensed product
•	1st patient dosed under a licensed product

Under the terms of the RTX-003 License Agreement, RubrYc is eligible to receive from us up to an aggregate of $15 million in clinical development and regulatory milestone payments for RTX-003 upon achievement of the following four clinical milestones:

•	5th patient dosed in a Phase I clinical study;
•	5th patient dosed in a Phase II clinical study;
•	4th patient dosed in a Phase III clinical study (payable in cash or our stock, at our discretion) and
•	First commercial sale (payable in cash or our stock, at our discretion).

RubrYc will also be entitled to receive royalties in the mid-single digits on net sales of RTX-003 antibodies, subject to adjustment under certain circumstances. Royalties are payable on a country-by-country basis until the latest to occur of: (i) the last-to-expire of specified patent rights in such country; (ii) expiration of marketing or regulatory exclusivity in such country; or (iii) ten (10) years after the first commercial sale of a product in such country, provided that no biosimilar product has been approved in such country.

If either the Company or RubrYc materially breaches the RTX-003 License Agreement and does not cure such breach within 60 days (or 30 days in the event of non-payment), the non-breaching party may terminate the RTX-003 License Agreement in its entirety. Either party may also terminate the RTX-003 License Agreement, effective immediately upon written notice, if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its property. RubrYc may terminate the RTX-003 License Agreement if the Company or its sublicensees challenges the validity or enforceability of any of RubrYc’s Licensed Patents subject to certain exceptions. The Company may terminate the RTX-003 License Agreement in its entirety for any or no reason upon ninety (90) days’ written notice to RubrYc. In addition, if RubrYc is unable to complete a financing with proceeds of a certain agreed upon amount by a set time defined in the RTX-003 License Agreement, the Company may terminate the RTX-003 License Agreement upon written notice to RubrYc within thirty (30) days of the end of such period. Effective upon such termination, among other things, RubrYc shall assign to us exclusive ownership of the RTX-003, including all relevant intellectual property rights.

Collaboration, Option and License Agreement: The Company entered into an agreement with RubrYc to collaborate for up to five years to discover and develop novel antibody therapeutics using RubrYc’s artificial intelligence discovery platform. Antibody targets for the collaboration may be agreed upon pursuant to written collaboration plans approved by a joint steering committee comprised of two representatives of each party. In addition, RubrYc has granted the Company an exclusive option to obtain a worldwide sublicensable commercial license with respect to each of the lead product candidates resulting from such collaboration programs (the “Selected Compounds”). The Company has agreed to pay RubrYc for each Selected Compound as it achieves various milestones in addition to royalties if the Selected Compounds are commercialized. The Company has agreed to pay RubrYc for each Selected Compound as it achieves various milestones in addition to royalties it would owe if it were commercialized. Under the terms and conditions of the Collaboration Agreement, in the event the option is exercised by the Company, it has various diligence obligations including that it will use commercially reasonable efforts to (i) develop Selected Compounds for use in pharmaceutical products (the “Collaboration Products”); and (ii) commercialize the Collaboration Products. The Company is also required to meet a series of development milestones for each Collaboration Product. Failure to achieve the milestones will result in a payment to RubrYc on the date the milestone is missed and on each anniversary of such date until the milestone is achieved, provided that the milestone was missed due to its failure to exercise commercially reasonable efforts.

iBio Development Milestones
•	Successful 1st run GMP manufacture of the first Collaboration Product
•	Initiate IND enabling studies for such Collaboration Product
•	1st patient dosed under such Collaboration Product

Under the terms of the Collaboration Agreement, RubrYc is eligible to receive from us up to an aggregate of $15 million in clinical development and regulatory milestone payments for each Collaboration Product that achieves the following:

● 5th patient dosed in a Phase I clinical study;

● 5th patient dosed in a Phase II clinical study;

● 4th patient dosed in a Phase III clinical study (payable in cash or our stock, at our discretion) and

● First commercial sale (payable in cash or our stock, at our discretion).

RubrYc will also be entitled to receive tiered royalties ranging from low- to mid-single digits on net sales of Collaboration Products, subject to adjustment under certain circumstances. Royalties are payable on a country-by-country and collaboration product-by-collaboration product basis until the latest to occur of: (i) the last-to-expire of specified patent rights in such country; (ii) expiration of marketing or regulatory exclusivity in such country; or (iii) ten (10) years after the first commercial sale of a product in such country, provided that no biosimilar product has been approved in such country.

If either the Company or RubrYc materially breaches the Collaboration Agreement and does not cure such breach within 60 days (or 30 days in the event of non-payment), the non-breaching party may terminate the Agreement in its entirety. Either party may also terminate the Collaboration Agreement, effective immediately upon written notice, if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its property. RubrYc may terminate the Collaboration Agreement if the Company, its affiliates or its sublicensees challenges the validity or enforceability of any of RubrYc’s patents covering any of the licensed compounds or products. The Company may terminate the Collaboration Agreement in its entirety, or with respect to a program, collaboration or Selected Compound for any or no reason upon ninety (90) days’ written notice to RubrYc.

In addition, if RubrYc is unable to complete a financing with proceeds of a certain agreed upon amount by a set time defined in the Collaboration Agreement, the Company may terminate the Collaboration Agreement upon written notice to RubrYc within thirty (30) days of the end of such period. Effective upon such termination, among other things, RubrYc shall assign to the Company exclusive ownership of the Collaboration Hit Candidates (as defined in the Collaboration Agreement) that are in the then-current (un-terminated) discovery collaboration plans, including all relevant intellectual property rights.

Stock Purchase agreement: In connection with the entry into the Collaboration Agreement and RTX-003 License Agreement, the Company also entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with RubrYc whereby we purchased 1,909,563 shares of RubrYc’s Series A-2 preferred stock “Series A-2 Preferred”) for $5,000,000 and agreed to acquire an additional 954,782 shares of RubrYc’s Series A-2 Preferred for $2,500,000 in the event certain conditions set forth in the Stock Purchase Agreement are satisfied as of December 1, 2021. In connection with the Stock Purchase Agreement, the Company entered into the RubrYc Therapeutics, Inc. Second Amended and Restated Investors’ Rights Agreement (the “Investors’ Rights Agreement”), RubrYc Therapeutics, Inc. Second Amended and Restated Voting Agreement (the “Voting Agreement”) and the RubrYc Therapeutics, Inc. Second Amended and Restated Right of First Refusal and Co-Sale Agreement (the “Right of First Refusal and Co-Sale Agreement”).

The rights, preferences and privileges of the RubrYc Series A-2 Preferred Stock (“Series A-2 Preferred”) are set forth in the Third Amended and Restated Certificate of Incorporation of RubrYc Therapeutics, Inc. (the “Amended RubrYc COI”), and include a preferential eight percent (8%) dividend, senior rights on liquidation, the right to elect a Series A-2 Preferred director for as long as the Company holds at least 1,500,000 shares of RubrYc stock, the right to vote on an as-converted basis, certain anti-dilution and other protective provisions, the right to convert the Series A-2 Preferred into shares of RubrYc common stock at the Company’s option, and mandatory conversion of the Series A-2 Preferred into shares of RubrYc common stock upon (a) the closing of a firm-commitment underwritten public offering to the public pursuant to an effective registration statement under the Securities Act of 1933, as amended, for shares of RubrYc common stock at a per share price of at least five (5) times the Series A-2 Original Issue Price (as defined in the Amended RubrYc COI) and resulting in at least $30,000,000 of gross proceeds to RubrYc or (b) such other date, time or event, specified by vote or written consent of the majority of the aggregate voting power, on an as-converted basis, of the RubrYc Series A preferred stock (“Series A Preferred” and together with the Series A-2 Preferred, the “Senior Preferred Stock”) and Series A-2 Preferred. The Right of First Refusal and Co-Sale Agreement gives RubrYc the right of first refusal on stock sales by key holders, generally defined as founders, and a second right of first refusal and a co-sale right to specified other investors, including certain holders of Senior Preferred Stock and the Company.

The Investors’ Rights Agreement provides the holders of Senior Preferred Stock with, among things: (i) demand registration rights, under specified circumstances; (ii) piggyback registration rights in the event of a company registered offering; (iii) lock-up and market-standoff obligations following a registered underwritten public offering; (iv) preemptive rights on company offered securities; and (v) additional protective covenants that require the approval at least two of the three directors elected by the holders of the Senior Preferred Stock .

Pursuant to the Voting Agreement, certain RubrYc stockholders are contractually obligated to, among other things, vote for and maintain the authorized number of directors at five members, one of which the Company has the contractual right to elect subject to the conditions set forth above.

San Diego Lease

On September 11, 2021, iBio entered into a lease with SAN DIEGO INSPIRE 4, LLC for approximately 11,383 square feet of lab and office space at 11750 Sorrento Valley Road in San Diego, CA. The lease will commence upon completion of the build out of the facility estimated to be in January 2022. The lease is for seven years and four months. The lease is triple net with Base Rent starting at $4.50 per month per square foot escalating approximately 3.0 percent per year during the course of the lease. iBio will use the facility primarily for R&D associated with its biologic product portfolio.

Termination of Planet Biotechnology License Agreement

On August 27, 2020, the Company entered into an exclusive worldwide license agreement with Planet Biotechnology Inc. (“Planet”) for the development of Planet’s COVID-19 therapeutic candidate, ACE2-F. The Company made a one-time up-front payment of $150,000 on September 11, 2020.

In the first quarter of 2022, the Company decided to terminate the partnership with Planet for the development of the recombinant ACE2-Fc protein as treatment for COVID-19 and other coronavirus diseases.  As a result of the contract termination, the Company recorded an impairment of the intangible asset related to the license (refer to Note 10 – Intangible Assets). The Company will not owe any future payments to Planet Biotechnology as a result of the termination.

Issuances of stock options during Fiscal 2022 were as follows:

●	On July 12, 2021, the Company granted a stock option agreement to an employee to purchase 25,000 shares of the Company's common stock at an exercise price of $1.35 per share. The option vests over a period of three years and expire on the tenth anniversary of the grant date.
●	On July 19, 2021, the Company granted a stock option agreement to an employee to purchase 25,000 shares of the Company's common stock at an exercise price of $1.41 per share. The option vests over a period of three years and expire on the tenth anniversary of the grant date.
●	On August 23, 2021, the Company granted a stock option agreement to a new member of its Board of Directors to purchase 100,000 shares of the Company's common stock at an exercise price of $1.26 per share. The option vests over a period of three years and expire on the tenth anniversary of the grant date.
●	On August 23, 2021, the Company granted stock option agreements to various employees to purchase 3,937,191 shares of the Company's common stock at an exercise price of $1.26 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On September 23, 2021, the Board of Directors approved the award of a cash bonus to Mr. Isett of $509,000 and a grant of an option to purchase two million (2,000,000) shares of our common stock with an exercise price of $1.17, which vest in equal monthly installments over a 36-month period following the grant date, subject to the conditions of the iBio, Inc. 2020 Omnibus Incentive Plan, as amended.

Issuances of restricted stock units during Fiscal 2022 were as follows:

●	On August 23, 2021, the Company issued RSUs to acquire 105,723 shares of common stock for various employees at a market value of $1.26 per share. The RSUs vest over a four-year period. The grant-date fair value of the RSU’s totaled approximately $133,000.

26.    Disclosure of Prior Period Financial Statement Immaterial Errors

Operating Expense Reclassifications

The Company reclassified certain expenses on its Condensed Consolidated Statement of Operations effective for the third quarter of fiscal 2021. These changes in classification align the Company’s external presentation of operating-related expenses with the way that the Company's chief operating decision maker (CODM) assesses spend and resource allocation decisions around the Company’s operations as well as provide users of the financial statements with more information including separately stating cost of goods sold and classifying costs on the Statement of Operations according to their primary function (e.g., Research and development). The Company has reclassified these expenses for the prior periods presented to provide comparable historical financial information. The Company intends to use this new presentation of operating-related expenses going forward.

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

The reclassifications did not have any impact to consolidated operating income (loss), net income (loss), cash flows or earnings per share. The following tables illustrate the reclassifications and financial impact on the various line items impacted on the Condensed Consolidated Statement of Operations and Segment Reporting, as follows:

Statement of Operations Reclassifications
	Year Ended
(In thousands)	June 30, 2020
Operating expense:	As Reported	Adjustment	As Revised	% Change
Cost of goods sold	$—	$703	$703	100%
Research and development	3,213	360	3,573	11%
General and administrative	12,428	(1,063)	11,365	(9)%
Total operating expenses	$15,641		$15,641

Segment Reporting Reclassifications

As Reported:
For the Year Ended June 30, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Cost of goods sold	$—	$—	$—	$—
Research and development	1,106	3,805	(1,698)	3,213
General and administrative	5,381	7,807	(760)	12,428

As Revised:
For the Year Ended June 30, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Cost of goods sold	$640	$63	$—	$703
Research and development	491	4,780	(1,698)	3,573
General and administrative	5,356	6,769	(760)	11,365

Share Issuance

The Company revised previously issued condensed consolidated financial statements as of March 31, 2020 and for the three- and nine-month periods ended March 31, 2021 for an error related to the omission of a share issuance completed during the period. A summary of revisions to our previously reported financial statements presented herein for comparative purposes is included below:

Revised Consolidated Balance Sheets

	June 30, 2020
(In thousands)	As Reported	Adjustment	As Revised
Subscription receivable	$—	$2,190	$2,190
Total current assets	61,748	2,190	63,938
Total Assets	94,189	2,190	96,379
APIC	206,931	2,190	209,121
Total equity	56,607	2,190	58,797
Total liabilities and equity	94,189	2,190	96,379

Revised Consolidated Statement of Operations

	Year Ended
	June 30, 2020
Loss per common share attributable to iBio, Inc. stockholders – basic and diluted	$(0.61)	0.00	(0.61)
Weighted-average common shares outstanding – basic and diluted (000’s)	62,795	96	62,891