Form 10-Q
period 2021-09-30
iBio, Inc.
filed 2021-11-15
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of November 12, 2021: 217,957,594

iBio, Inc .

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	September 30,	June 30,
	2021	2021
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$62,820	$77,404
Accounts receivable - trade	207	426
Settlement receivable - current portion	5,100	5,100
Investments in debt securities	19,453	19,570
Inventory	587	27
Prepaid expenses and other current assets	1,650	2,070
Total Current Assets	89,817	104,597

Convertible promissory note receivable and accrued interest	1,575	1,556
Settlement receivable - noncurrent portion	5,100	5,100
Finance lease right-of-use assets, net of accumulated amortization	25,695	26,111
Operating lease right-of-use asset	3,487	—
Fixed assets, net of accumulated depreciation	9,821	8,628
Intangible assets, net of accumulated amortization	5,164	952
Investment in equity security - at cost	1,760	—
Prepaid expenses - noncurrent	1,296	—
Security deposits	24	24
Total Assets	$143,739	$146,968

Liabilities and Equity
Current liabilities:
Accounts payable	$2,292	$2,254
Accrued expenses (related party of $840 and $701 as of September 30, 2021 and June 30, 2021, respectively)	2,691	3,001
Acquisition Payable	2,500	—
Finance lease obligations - current portion	374	367
Operating lease obligation - current portion	147	—
Note payable - PPP loan - current portion	—	600
Contract liabilities	94	423
Total Current Liabilities	8,098	6,645

Finance lease obligations - net of current portion	31,660	31,755
Operating lease obligation - net of current portion	3,456	—

Total Liabilities	43,214	38,400

Commitments and Contingencies

Equity
iBio, Inc. Stockholders’ Equity:
Common stock - $0.001 par value; 275,000,000 shares authorized at September 30, 2021 and June 30, 2021; 217,957,594 and 217,873,094 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	217	217
Additional paid-in capital	282,956	282,058
Accumulated other comprehensive loss	(64)	(63)
Accumulated deficit	(182,566)	(173,627)
Total iBio, Inc. Stockholders’ Equity	100,543	108,585
Noncontrolling interest	(18)	(17)
Total Equity	100,525	108,568
Total Liabilities and Equity	$143,739	$146,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in Thousands, except per share amounts)

	Three Months Ended
	September 30,
	2021	2020

Revenues	$211	$410

Cost of goods sold	40	107

Gross profit	171	303

Operating expenses:
Research and development	2,511	1,862
General and administrative (related party of $189 and $393)	6,634	5,365
Total operating expenses	9,145	7,227

Operating loss	(8,974)	(6,924)

Other income (expense):
Interest expense (related party of $608 and $614)	(609)	(614)
Interest income	36	4
Forgiveness of note payable and accrued interest - SBA loan	607	—
Total other income (expense)	34	(610)

Consolidated net loss	(8,940)	(7,534)
Net loss attributable to noncontrolling interest	1	1
Net loss attributable to iBio, Inc.	(8,939)	(7,533)

Preferred stock dividends	(66)	(66)
Net loss attributable to iBio, Inc. stockholders	$(9,005)	$(7,599)

Comprehensive loss:
Consolidated net loss	$(8,940)	$(7,534)
Other comprehensive loss - unrealized loss on debt securities	(1)	(7)
Other comprehensive loss - foreign currency translation adjustments	—	—

Comprehensive loss	$(8,941)	$(7,541)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.04)	$(0.05)

Weighted-average common shares outstanding - basic and diluted	217,876	162,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited; in thousands)

Three Months Ended September 30, 2021 and 2020

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2021	—	$—	217,873	$217	$282,058	$(63)	$(173,627)	$(17)	$108,568

Exercise of stock options	—	—	85	—	77	—	—	—	77

Share-based compensation	—	—	—	—	821	—	—	—	821

Unrealized loss on debt securities	—	—	—	—	—	(1)	—	—	(1)

Net loss	—	—	—	—	—	—	(8,939)	(1)	(8,940)

Balance as of September 30, 2021	—	$—	217,958	$217	$282,956	$(64)	$(182,566)	$(18)	$100,525

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2020	6	$—	140,071	$140	$206,931	$(33)	$(150,420)	$(11)	$56,607

Capital raises	—	—	11,292	11	32,111	—	—	—	32,122

Costs to raise capital	—	—	—	—	(1,525)	—	—	—	(1,525)

Exercise of stock options	—	—	30	—	28	—	—	—	28

Conversion of preferred stock to common stock	(6)	—	28,925	29	(29)	—	—	—	—

Share-based compensation	—	—	—	—	351	—	—	—	351

Unrealized loss on debt securities	—	—	—	—	—	(7)	—	—	(7)

Net loss	—	—	—	—	—	—	(7,533)	(1)	(7,534)

Balance as of September 30, 2020	—	$—	180,318	$180	$237,867	$(40)	$(157,953)	$(12)	$80,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Three Months Ended
	September 30,
	2021	2020

Cash flows from operating activities:
Consolidated net loss	$(8,940)	$(7,534)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	821	351
Amortization of intangible assets	88	72
Amortization of finance lease right-of-use assets	416	415
Depreciation of fixed assets	306	97
Accrued interest income on note receivable	(19)	—
Amortization of premiums on debt securities	102	—
Forgiveness of note payable and accrued interest - SBA loan	(607)	—
Settlement of revenue contract	(84)	—
Changes in operating assets and liabilities:
Accounts receivable – trade	(93)	(225)
Inventory	(560)	(45)
Prepaid expenses and other current assets	325	(51)
Prepaid expenses - noncurrent	(912)	—
Accounts payable	79	(12)
Accrued expenses	(269)	302
Contract liabilities	—	(440)

Net cash used in operating activities	(9,347)	(7,070)

Cash flows from investing activities:
Purchases of debt securities	(2,386)	(6,017)
Redemption of debt securities	2,400	—
Purchase of equity security	(1,173)	—
Additions to intangible assets	(2,867)	(164)
Purchases of fixed assets	(1,123)	(419)

Net cash used in investing activities	(5,149)	(6,600)

Cash flows from financing activities:
Payment of finance lease obligation	(88)	(73)
Proceeds from sales of common stock	—	32,122
Proceeds from subscription receivable	—	5,549
Proceeds from the exercise of stock options	—	28
Costs to raise capital	—	(1,525)
Proceeds from capital contribution	—	—

Net cash provided by (used in) financing activities	(88)	36,101

Net (decrease) increase in cash and cash equivalents	(14,584)	22,431
Cash and cash equivalents – beginning	77,404	55,112
Cash and cash equivalents - end	$62,820	$77,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Three Months Ended
	September 30,
	2021	2020
Schedule of non-cash activities:
Increase in operating lease ROU asset for new lease - net of lease incentive	$3,487	$—
Increase in operating lease obligation for new lease	$3,603	$—
Unpaid portion of RubrYc transaction	$2,500	$—
Fixed assets included in accounts payable in prior period, paid in current period	$383	$268
Unrealized loss on available-for-sale debt securities	$1	$—
Unpaid fixed assets included in accounts payable	$750	$123
Settlement of revenue contract	$580	$—
Lease incentive for construction in progress	$82	$—
Proceeds from options exercised included in prepaid expenses and other current assets	$77	$—
Conversion of preferred stock shares into common stock	$—	$29

Supplemental cash flow information:
Cash paid during the period for interest	$610	$614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Nature of Business

iBio, Inc. (“we”, “us”, “our”, “iBio”, “Ibio, Inc” or the “Company”) is a developer of next-generation biopharmaceuticals and the pioneer of the sustainable FastPharming Manufacturing System ®. The Company is applying its technologies to research and develop novel product candidates to treat or prevent fibrotic diseases, cancers, and infectious diseases. The Company is using its FastPharming Manufacturing System (“FastPharming” or the “FastPharming System”) and Glycaneering Services TM to rapidly and cost effectively build a portfolio of biologic drug candidates as well as to create proteins for others by contract or via the Company’s catalog.

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

Oncology

iBio’s oncology efforts seek to identify therapeutics to aid in the treatment of cancer. Although there are a large number of cancer treatments available, significant unmet need exists in many types of cancer for improved treatments. Cancer remains the second most frequent cause of death worldwide. New research on cancers, especially on how to boost or support the immune system to treat cancer, is leading to a number of new treatments and new research programs with the potential to further improve cancer therapies.

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

Bioprocessing:

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

FastPharming

The FastPharming System is iBio’s proprietary approach to plant-made pharmaceutical and protein production. It uses hydroponically-grown, transiently-transfected plants, (typically Nicotiana benthamiana, a relative of the tobacco plant), novel expression vectors, a large-scale transient transfection method, and other technologies that can be used to produce complex therapeutic proteins emerging from our own, our clients’ and our potential clients’ pipelines.  We believe the FastPharming System enables biologics production that is faster, more cost-effective and more environmentally friendly than other approaches.

2.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on September 28, 2021, from which the accompanying condensed consolidated balance sheet dated June 30, 2021 was derived.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Liquidity

In the past, the history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability – about which there was uncertainty – to obtain additional financing to fund its operations after the current cash resources are exhausted raised substantial doubt about the Company's ability to continue as a going concern. Based on the total cash and cash equivalents plus investments in debt securities of approximately $82.3 million as of September 30, 2021 and the financial options following the purchase of the Company’s manufacturing facility, the Company continues to believe that its current cash position is sufficient to fund its operations through the third quarter of Fiscal 2023. If we cannot take advantage of the additional financial flexibility and based on the Company’s working capital at September 30, 2021, management has concluded that there is sufficient liquidity to fund normal operations through at least the second quarter of Fiscal 2023.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. We provide for allowances for uncollectible receivables based on our estimate of uncollectible amounts considering age, collection history, and other factors considered appropriate. Our policy is to write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At September 30, 2021 and June 30, 2021, the Company determined that an allowance for doubtful accounts was not needed.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At September 30, 2021 and June 30, 2021, the Company had no contract loss provisions.

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

Revenue can be recognized either 1) over time or 2) at a point in time and is summarized below (in thousands).

	Three Months Ended
	September 30,
	2021	2020
Revenue recognized at a point in time	$211	$410
Revenue recognized over time	—	—
Total revenue	$211	$410

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

Contract assets consist primarily of the cost of project contract work performed by third parties for which the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both September 30, 2021 and June 30, 2021, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At September 30, 2021 and June 30, 2021, contract liabilities were $94,000 and $423,000, respectively. The Company recognized revenue of $84,000 during the three months ended September 30, 2021 that was included in the contract liabilities balance as of June 30, 2021. The Company recognized revenue of $311,800 during the three months ended September 30, 2020 that was included in the contract liabilities balance as of June 30, 2020.

Leases

The Company accounts for leases under the guidance of Accounting Standards Codification ("ASC") 842, "Leases" ("ASC 842"). The standard established a right-of-use (“ROU”) model requiring a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classified as either an operating or finance lease. The adoption of ASC 842 had a significant effect on the Company’s balance sheet, resulting in an increase in non-current assets and both current and non-current liabilities.

As the Company elected to adopt ASC 842 at the beginning of the period of adoption (July 1, 2019), the Company recorded the ROU and finance lease obligation as follows:

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

The lease liabilities and the corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. The implicit rate within our existing finance (capital) lease was determinable and, therefore, used at the adoption date of ASC 842 to determine the present value of lease payments under the finance lease. The implicit rate within our operating lease was not determinable and, therefore, the Company used the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The Company will determine the incremental borrowing rate for each new lease using our estimated borrowing rate.

An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain we will not exercise the option.

Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents at September 30, 2021 and June 30, 2021 consisted of money market accounts.

Investments in Debt Securities

Debt investments are classified as available-for-sale. Changes in fair value are recorded in other comprehensive income (loss). Fair value is calculated based on publicly available market information. Discounts and/or premiums paid when the debt securities are acquired are amortized to interest income over the terms of the debt securities.

Investment in Equity Security

The Company applies the cost method for its investment in equity security. Under the cost method, the investment is recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received.

Inventory

Inventory is stated at the lower of cost or net realizable value on the first-in, first-out basis.  Inventory consists of the following (table in thousands):

	September 30,	June 30,
	2021	2021
Raw materials	$487	$—
Work in process	57	27
Finished goods	43	—
	$587	$27

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

Intangible Assets

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the three months ended September 30, 2021 and 2020

Share-based Compensation

The Company recognizes the cost of all share-based payment transactions at fair value. Compensation cost, measured by the fair value of the equity instruments issued, adjusted for estimated forfeitures, is recognized in the financial statements as the respective awards are earned over the performance or service period. The Company uses historical data to estimate forfeiture rates.

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

Expected volatility is based on historical volatility of the Company’s common stock; the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. In addition, the Company estimates forfeitures at each reporting period, rather than electing to record the impact of such forfeitures as they occur. See Note 17 - Share-Based Compensation for additional information.

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the insured amounts. The exposure to the Company is solely dependent upon daily balances and the strength of the financial institutions. The Company has not incurred any losses on these accounts. At September 30, 2021 and June 30, 2021, amounts in excess of insured limits were approximately $12,408,000 and $27,013,000, respectively.

Revenue

During the three months ended September 30, 2021, the Company generated 100% of its revenue from three customers with two customers accounting for 81% of revenue. During the three months ended September 30, 2020, the Company generated 100% of revenue from two customers with each one accounting for approximately half of the total.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”) to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP. The guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2020 (quarter ending September 30, 2021 for the Company), with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of ASU 2019-12 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

4.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses in the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2021 and June 30, 2021 due to their short-term nature. The carrying value of the convertible promissory note receivable and finance lease obligation approximated fair value as of September 30, 2021 and June 30, 2021 as the interest rates related to the financial instruments approximated market.

The Company accounts for its investments in debt securities at fair value. The following provides a description of the three levels of inputs that may be used to measure fair value under the standard, the types of investments that fall under each category, and the valuation methodologies used to measure these investments at fair value.

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

5. Significant Transactions

RubrYc

On August 23, 2021, we entered into a series of agreements with RubrYc Theraputics, Inc. (“RubrYc”) described in more detail below:

Collaboration and License Agreement

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

iBio Development Milestones
·	Successful 1st run GMP manufacture first licensed product
·	1st patient dosed under a licensed product

Under the terms of the RTX-003 License Agreement, RubrYc is eligible to receive from the Company up to an aggregate of $15 million in clinical development and regulatory milestone payments for RTX-003 upon achievement of the following four clinical milestones:

·	5th patient dosed in a Phase I clinical study;
·	5th patient dosed in a Phase II clinical study;
·	4th patient dosed in a Phase III clinical study (payable in cash or our stock, at our discretion) and
·	First commercial sale (payable in cash or our stock, at our discretion).

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

Collaboration, Option and License Agreement

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

iBio Development Milestones
·	Successful 1st run GMP manufacture of the first Collaboration Product
·	Initiate IND enabling studies for such Collaboration Product
·	1st patient dosed under such Collaboration Product

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

Stock Purchase Agreement

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

Pursuant to the Voting Agreement, certain RubrYc stockholders are contractually obligated to, among other things, vote for and maintain the authorized number of directors at five members, one of which the Company has the contractual right to elect subject to the conditions set forth above. Mr. Thomas Isett ("Isett"), our Chief Executive Officer and Chairperson, was appointed to the board of directors of RubrYc for which he receives no additional compensation from RubrYc.

The Company accounted for the agreements as an asset purchase and allocated the consideration to the various assets acquired.  Total consideration was calculated to be $7,500,000 as the Company determined that it was more likely than not that the defined conditions described above would be met and that the Company would acquire the second tranche of the Series A-2 Preferred.

The Company allocated the purchase price of $7,500,000 as follows:

Preferred stock	$1,760,000
Intangible assets	4,300,000
Prepaid expenses	1,440,000
$7,500,000

At September 30, 2021, the Company recorded a liability of $2,500,000 for the acquisition of the second tranche of Series A-2 Preferred.

6.   Convertible Promissory Note Receivable

On October 1, 2020, the Company entered into a master services agreement with Safi Biosolutions, Inc. (“Safi”). In addition, the Company invested $1.5 million in Safi in the form of a convertible promissory note (the "Note"). The Note bears interest at the rate of 5% per annum and is convertible into shares of Safi’s common stock (as defined). Principal and accrued interest mature on October 1, 2023.  For the three months ended September 30, 2021, interest income amounted to $19,000. As of September 30, 2021 and June 30, 2021, the Note balance and accrued interest totaled $1,575,000 and $1,556,000, respectively.

7.   Investments in Debt and Equity Securities

Debt Securities

Investments in debt securities consist of AA and A rated corporate bonds bearing interest at rates from 0.19% to 4.25% with maturities from December 2021 to September 2023. The components of investments in debt securities are as follows (in thousands):

	September 30,	June 30,
	2021	2021
Adjusted cost	$19,463	$19,603
Gross unrealized losses	(10)	(33)
Fair value	$19,453	$19,570

The fair value of available-for-sale debt securities, by contractual maturity, as of September 30, 2021, was as follows (in thousands):

	September 30,	June 30
	2021	2021
2022	$8,867	$11,430
2023	9,133	8,140
2024	1,453	—
	$19,453	$19,570

Amortization of premiums paid on the debt securities amounted to $102,000 and $0 for the three months ended September 30, 2021.

Equity Security – at cost

As discussed above, the Company acquired Series A-2 Preferred shares of RubrYc valued at $1,760,000.  The Company classified the investment as noncurrent as it is management's intent not to sell the investment in the near term.

8.   Finance Lease ROU Assets

As discussed above, the Company adopted ASC 842 effective July 1, 2019 using the modified retrospective approach for all leases entered into before the effective date.

From January 13, 2016 until November 1, 2021, iBio CDMO leased its facility (the “Facility”) in Bryan, Texas as well as certain equipment from an affiliate (the "Second Eastern Affiliate") of Eastern Capital Limited ("Eastern"), a former significant stockholder of the Company, under a sublease (the "Sublease"). The Sublease was terminated on November 1, 2021 when iBio CDMO acquired the Facility and became the tenant under the ground lease for the property upon which the Facility is located.  See Note 13 – Finance Lease Obligation for more details of the terms of the Sublease and Note 25 - Subsequent Events.

The economic substance of the Sublease was that the Company was financing the acquisition of the Facility and equipment. As the Sublease involved real estate and equipment, the Company separated the equipment component and accounted for the Facility and equipment as if each were leased separately.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	September 30,	June 30,
	2021	2021
ROU - Facility	$25,907	$25,907
ROU - Equipment	7,728	7,728
	33,635	33,635
Accumulated amortization	(7,940)	(7,524)
Net finance lease ROU	$25,695	$26,111

Amortization of finance lease ROU assets was approximately $416,000 and $415,000 for three months ended September 30, 2021 and 2020, respectively.

9.   Operating Lease ROU Assets

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California.  Based on the terms of the lease payments, the Company recorded an operating lease right-of-use asset of $3,487,000.  See Note 14 - Operating Lease Obligation for additional information.

10.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	September 30,	June 30,
	2021	2021
Facility improvements	$1,517	$1,517
Machinery and equipment	4,255	4,255
Office equipment and software	2,429	714
Construction in progress	3,151	3,367
	11,352	9,853
Accumulated depreciation	(1,531)	(1,225)
Net fixed assets	$9,821	$8,628

Depreciation expense was approximately $306,000 and $97,000 for the three months ended September 30, 2021 and 2020, respectively.

11.   Intangible Assets

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

On August 23, 2021, the Company entered into a series of agreements with RubrYc described in more detail above (see Note 5 – Significant Transactions) whereby in exchange for a $7.5 million investment in RubrYc, the Company acquire a worldwide exclusive license to certain antibodies that RubrYc develops under what it calls its RTX-003 campaign, which are promising immuno-oncology antibodies that bind to the CD25 protein without interfering with the IL-2 signaling pathway thereby potentially depleting T regulatory (T reg) cells while enhancing T effector (T eff) cells and encouraging the immune system to attack cancer cells.  In addition, the Company also received preferred shares and an option for future collaboration licenses.

In January 2014, the Company entered into a license agreement with the University of Pittsburgh whereby iBio acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology") which license agreement was amended in August 2016 and again in December 2020. The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing an Investigational New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially was required to be met by December 1, 2015, and on November 2, 2020, was extended to be required to be met by December 31, 2021. iBio is in the process of discussing an additional extension for the IND milestone.

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were the three months ended September 30, 2021 and 2020.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	September 30,	June 30,
	2021	2021
Intellectual property – gross carrying value	$3,100	$3,100
Patents and licenses – gross carrying value	7,021	2,720
	10,121	5,820
Intellectual property – accumulated amortization	(2,750)	(2,711)
Patents and licenses – accumulated amortization	(2,207)	(2,157)
	(4,957)	(4,868)
Net intangible assets	$5,164	$952

Amortization expense of intangible assets was approximately $88,000 and $72,000 for the three months ended September 30, 2021 and 2020, respectively.

12.   Notes Payable – PPP Loan

On April 16, 2020, the Company received $600,000 related to its filing under the Paycheck Protection Program and Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The Company elected to treat the SBA Loans as debt under ASC 470, “Debt”.

On July 21, 2021, iBio was granted forgiveness in repaying the loan.  In accordance with ASC 405-20-40, “Liabilities - Extinguishments of Liabilities – Derecognition”, the Company derecognized the liability and accrued interest in the first quarter of Fiscal 2022.  At June 30, 2021, the Company owed $600,000.

13.   Finance Lease Obligation

Sublease

As discussed above, until November 1, 2021, iBio CDMO leased facility in Bryan, Texas as well as certain equipment from the Second Eastern Affiliate under the 34-year Sublease. iBio CDMO began operations at the facility on December 22, 2015 pursuant to agreements between iBio CDMO and the Second Eastern Affiliate granting iBio CDMO temporary rights to access the facility. These temporary agreements were superseded by the Sublease Agreement, dated January 13, 2016, between iBio CDMO and the Second Eastern Affiliate.

The Sublease was terminated on November 1, 2021 when iBio CDMO acquired the Facility and became the tenant under the ground lease for the property upon which the Facility is located. iBio will account for the transactions from November 1, 2021 in its second quarter financial statements.

Prior terms of the Sublease which determined the accounting through the first quarter of 2021 include:

●	The 34-year term of the Sublease was to expire in 2050 but could have been extended by iBio CDMO for a ten-year period, so long as iBio CDMO was not in default under the Sublease. Under the Sublease, iBio CDMO was required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent was subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The base rent under the Second Eastern Affiliate’s ground lease for the property was subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease would have increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CDMO was responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease. The Company incurred rent expense of $49,000 and $42,000 for the three months ended September 30, 2021 and 2020, respectively.
●	In addition to the base rent, iBio CDMO was required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales were less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales were less than $10,000,000, then iBio CDMO was required to pay the amount that would have been payable if it had achieved such minimum gross sales and would pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. As the Company accounts for leases under ASC 842, the minimum percentage rent is included in the finance lease obligation.

Accrued expenses at September 30, 2021 and June 30, 2021 due to the Second Eastern Affiliate amounted to $840,000 and $847,000, respectively. General and administrative expenses related to Second Eastern Affiliate, including rent related to the increases in CPI and real estate taxes, were approximately $189,000 and $185,000 for the three months ended September 30, 2021 and 2020, respectively. Interest expense related to the Second Eastern Affiliate was approximately $608,000 and $614,000 for the three months ended September 30, 2021 and 2020, respectively.

Mobile Office Trailer

Commencing April 1, 2021, the Company is leasing a mobile office trailer at a monthly rental of $3,819 through March 1, 2024.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands).

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$416	$415
Interest on lease liabilities	609	614
CPI lease cost	49	42
Total lease cost	$1,074	$1,071

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance lease - CPI rent	$49	$42
Financing cash flows from finance lease obligations	$88	$73

	September 30,		June 30,
	2021		2021
Finance lease right-of-use assets	$25,695		$26,111
Finance lease obligation - current portion	$374		$367
Finance lease obligation - non-current portion	$31,660		$31,755
Weighted average remaining lease term - finance lease	28.33	years	28.58	years
Weighted average discount rate - finance lease obligation	7.606%		7.606%

Future minimum payments under the finance lease obligation are due as follows (in thousands):

Fiscal period ending on September 30:	Principal	Interest	Total
2022	$374	$2,426	$2,800
2023	395	2,397	2,792
2024	407	2,366	2,773
2025	414	2,336	2,750
2026	447	2,303	2,750
Thereafter	29,997	34,628	64,625

Total minimum lease payments	32,034	$46,456	$78,490
Less: current portion	(374)
Long-term portion of minimum lease obligations	$31,660

14.   Operating Lease Obligation

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California.  Terms of the lease include the following:

●	The length of term of the lease is 88 months from the lease commencement date (as defined).
●	The lease commencement date is estimated to be on or around January 1, 2022.
●	The monthly rent for the first year of the lease is $51,223 and increases approximately 3% per year.
●	The lease provides for a base rent abatement for months two through five in the first year of the lease.
●	The landlord is providing a tenant improvement allowance of $81,860 to be used for improvements as specified in the lease.
●	The Company is responsible for other expenses such as electric, janitorial, etc.
●	The Company opened an irrevocable letter of credit in the amount of $188,844 in favor of the landlord. The letter of credit expires on October 8, 2022.

As discussed above, the lease provides for scheduled increases in base rent and scheduled rent abatements.  Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess (formerly classified as deferred rent) is shown as a reduction of the operating lease right-of-use asset in the accompanying balance sheet.  As the Company has already started making improvements to the facility, the rent expense will be spread commencing from September 10, 2021.

The following tables present the components of lease expense and supplemental balance sheet information related to the operating lease obligation (in thousands).

Three Months Ended
September 30,
2021
Operating lease cost:	$35
Total lease cost	$35

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$35
Operating cash flows from operating lease obligation	$—

Future minimum payments under the operating lease obligation are due as follows (in thousands):

Fiscal period ending on September 30:	Principal	Imputed Interest	Total
2022	$147	$196	$343
2023	385	244	629
2024	432	215	647
2025	485	182	667
2026	542	145	687
Thereafter	1,612	172	1,784

Total minimum lease payments	3,603	$1,154	$4,757
Less: current portion	(147)
Long-term portion of minimum lease obligation	$3,456

15.   Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

iBio CMO Preferred Tracking Stock

On February 23, 2017, the Company entered into an exchange agreement with the Eastern Affiliate pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by the Eastern Affiliate and issued one share of a newly created Preferred Tracking Stock, in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by the Eastern Affiliate at an original issue price of $13 million. After giving effect to the transaction, the Company owned 99.99% and the Eastern Affiliate owns 0.01% of iBio CDMO

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. Terms of the Preferred Tracking Stock include the following:

1.	The Preferred Tracking Stock accrues dividends at the rate of 2% per annum on the original issue price. Accrued dividends are cumulative and are payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. As of March 31, 2021, no dividends have been declared. Accrued dividends total approximately $1,197,000 and $1,131,000 at September 30, 2021 and June 30, 2021, respectively.

2.	The holders of Preferred Tracking Stock, voting separately as a class, are entitled to approve by the affirmative vote of a majority of the shares of Preferred Tracking Stock outstanding, any amendment, alteration or repeal of any of the provisions of, or any other change to, the Certificate of Incorporation of the Company or the Certificate of Designation that adversely affects the rights, powers or privileges of the Preferred Tracking Stock, any increase in the number of authorized shares of Preferred Tracking Stock, the issuance or sale of any additional shares of Preferred Tracking Stock or any securities convertible into or exercisable or exchangeable for Preferred Tracking Stock, the creation or issuance of any shares of any additional class or series of capital stock unless the same ranks junior to the Preferred Tracking Stock, or the reclassification or alteration of any existing security of the Company that is junior to or pari passu with the Preferred Tracking Stock, if such reclassification or alteration would render such other security senior to the Preferred Tracking Stock.
3.	Except as required by applicable law, the holders of Preferred Tracking Stock have no other voting rights.
4.	No dividend may be declared or paid or set aside for payment or other distribution declared or made upon the Company’s common stock and no common stock may be redeemed, purchased or otherwise acquired for any consideration by the Company unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

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

On November 1, 2021, iBio purchased the iBio CMO Preferred Tracking Stock held by the Eastern Affiliates. No iBio CMO Preferred Tracking Stock remains outstanding. As a result, the iBio CDMO subsidiary and its intellectual property are now wholly-owned by iBio. See Note 25- Subsequent Events.

Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred"), Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”) and Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”)

On June 20, 2018, the Board of Directors of the Company created the Series A Preferred and Series B Preferred Stock, and designated 6,300 shares as Series A Preferred Stock. On June 26, 2018, the Company issued 6,300 shares of Series A Preferred and 5,785 shares of Series B Preferred Stock as part of a public offering. All of the issued shares of Series A Preferred were converted into an aggregate of 8,357,997 shares of common stock and all of the issued Series B Preferred were converted into an aggregate of 28,935,000 shares of common stock.

On October 28, 2019, the Board of Directors of the Company created the Series C Preferred. On October 29, 2019, the Company issued 4,510 shares of Series C Preferred as part of a public offering. All of the shares of Series C Preferred were converted into an aggregate of 22,550,000 shares of common stock.

No shares of Series A Preferred, Series B Preferred or Series C Preferred remain outstanding

Common Stock

The number of authorized shares of the Company’s common stock is 275 million. In addition, on December 9, 2020, the stockholders of the Company approved the Company’s 2020 Omnibus Incentive Plan (the “2020 Plan”) and as of the filing date of this Report, the Company had reserved 32 million shares of common stock for issuance pursuant to the grant of new awards under the 2020 Plan.

Recent issuances of common stock include the following:

Exercise of Stock Options

In late September 2021, options for 84,500 shares of common stock were exercised.  The Company received proceeds of $77,085 in early October 2021.  As such, the transaction was recorded as a stock subscription receivable and included in prepaid expenses and other current assets in the consolidated balance sheet as of September 30, 2021.

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

On December 8, 2020, the Company entered into the Underwriting Agreement with Cantor Fitzgerald, pursuant to which the Company (i) agreed to issue and sell in an underwritten public offering (the “Offering”) 29,661,017 shares of common stock of the Company to Cantor Fitzgerald and (ii) granted Cantor Fitzgerald an option for 30 days to purchase up to an additional 4,449,152 shares of common stock that may be sold upon the exercise of such option by Cantor Fitzgerald.  On December 10, 2020, this offering closed and the Company issued approximately 29.66 million shares of common stock for gross proceeds totaling approximately $35.2 million. The Company incurred costs of approximately $2.9 million.

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

	Three Months Ended
	September 30,
	2021	2020
Basic and diluted numerator:

Net loss attributable to iBio, Inc.	$(8,939)	$(7,533)
Preferred stock dividends – iBio CMO Preferred Tracking Stock	(66)	(66)
Deemed dividends – down round of Series A Preferred and Series B Preferred	—	—
Net loss available to iBio, Inc. stockholders	$(9,005)	$(7,599)

Basic and diluted denominator:

Weighted-average common shares outstanding	217,876	162,442

Per share amount	$(0.04)	$(0.05)

In Fiscal 2021 and Fiscal 2020, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of September 30, 2021 and 2020, shares issuable which could potentially dilute future earnings were as follows:

	September 30,
	2021	2020

	(in thousands)
Stock options	14,400	3,486
Restricted stock units	769	41
Shares excluded from the calculation of diluted loss per share	15,169	3,527

17.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	September 30,
	2021	2020
Research and development	$110	$47
General and administrative	711	304
Total	$821	$351

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

Stock options issued under the plans during the three months ended September 30, 2021 were as follows:

●	On July 12, 2021, the Company granted a stock option agreement to an employee to purchase 25,000 shares of the Company's common stock at an exercise price of $1.35 per share. The option vests over a period of three years and expire on the tenth anniversary of the grant date.

●	On July 19, 2021, the Company granted a stock option agreement to an employee to purchase 25,000 shares of the Company's common stock at an exercise price of $1.41 per share. The option vests over a period of three years and expire on the tenth anniversary of the grant date.
●	On August 23, 2021, the Company granted a stock option agreement to a new member of its Board of Directors to purchase 100,000 shares of the Company's common stock at an exercise price of $1.26 per share. The option vests over a period of three years and expire on the tenth anniversary of the grant date.
●	On August 23, 2021, the Company granted stock option agreements to various employees to purchase 3,937,191 shares of the Company's common stock at an exercise price of $1.26 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On September 13, 2021, the Company granted a stock option agreement to an employee to purchase 50,000 shares of the Company's common stock at an exercise price of $1.16 per share. The option vests over a period of three years and expire on the tenth anniversary of the grant date.
●	On September 23, 2021, the Board of Directors approved an option grant award to Mr. Isett to purchase two million (2,000,000) shares of the Company’s common stock with an exercise price of $1.17, which vest in equal monthly installments over a 36-month period following the grant date.
●	On September 30, 2021, the Company granted a stock option agreement to an employee to purchase 100,000 shares of the Company's common stock at an exercise price of $1.06 per share. The option vests over a period of three years and expire on the tenth anniversary of the grant date.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Weighted average risk-free interest rate	0.80% - 1.09%
Dividend yield	0%
Volatility	119.16 - 119.76%
Expected term (in years)	6

Restricted Stock Units “RSUs”:

On August 23, 2021, the Company issued RSUs to acquire 105,723 shares of common stock for various employees at a market value of $1.26 per share. The RSUs vest over a four-year period. The grant-date fair value of the RSU’s totaled approximately $133,000.

18.   Fraunhofer Settlement

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

As of June 30, 2021, the Company held receivables related to the settlement in the amount of $10,200,000. This amount was recorded in the consolidated statement of operations and comprehensive loss as settlement income in Fiscal 2021.  The Company will recognize the $1.8 million of license revenue when it determines the collection of the license fees are reasonably assured in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). As of September 30, 2021, the receivables balance related to the settlement was $10,200,000.

19.   Related Party Transactions

Agreements with Eastern Capital Limited and its Affiliates

As more fully discussed in Note 15 - Stockholders' Equity, the Company entered into two share purchase agreements (the “Eastern Purchase Agreements”) with Eastern and the Standstill Agreement. These agreements are described below however, on November 1, 2021, iBio acquired all of the equity owned by Bryan Capital in the Company and iBio CDMO, and otherwise terminated all agreements between the Company and Eastern Affiliates. As a result, the iBio CDMO and its intellectual property are now wholly-owned by iBio.

Eastern Purchase Agreements and Standstill Agreement

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

KBI Consulting

On April 1, 2020, the Company entered into a consulting agreement with KBI Consulting for business support services provided by Mr. Isett's wife. Per the consulting agreement the business support services are billed at $5,800 per month. The Company terminated its agreement with KBI consulting effective March 31, 2021, at which time Mr. Isett’s wife became an employee of the Company. Consulting expenses totaled approximately $17,000 for the three months ended September 30, 2020.

20.   Income Taxes

The Company recorded no income tax expense for the three months ended September 30, 2021 because the estimated annual effective tax rate was zero. As of September 30, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

21.   Contingencies

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

Agreements

See above for the various leases the Company entered into.

22.   Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended September 30, 2021 and 2020, employer contributions made to the Plan totaled approximately $66,000 and $32,000, respectively.

23.   Segment Reporting

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

	Biopharmaceuticals	Bioprocessing
Three Months Ended September 30, 2021 (in thousands)	(iBio, Inc.)	(iBio CDMO)	Eliminations	Total

Revenues - external customers	$84	127	$—	$211
Revenues - intersegment	82	455	(537)	—
Cost of goods sold	—	40	—	40
Gross profit	166	542	(537)	171
Research and development	1,521	1,467	(477)	2,511
General and administrative	3,484	3,210	(60)	6,634
Operating loss	(4,839)	(4,135)	—	(8,974)
Interest expense	—	(609)	—	(609)
Forgiveness of note payable and accrued interest	—	607	—	607
Interest and other income	36	—	—	36
Consolidated net loss	(4,802)	(4,138)	—	(8,940)
Total assets	176,682	37,335	(70,278)	143,739
Finance lease ROU assets	—	25,695	—	25,695
Operating lease ROU assets	3,487	—	—	3,487
Fixed assets, net	—	9,821	—	9,821
Intangible assets, net	5,164	—	—	5,164
Amortization of ROU assets	—	416	—	416
Depreciation expense	—	306	—	306
Amortization of intangible assets	88	—	—	88

	Biopharmaceuticals	Bioprocessing
Three Months Ended September 30, 2020 (in thousands)	(iBio, Inc.)	(iBio CDMO)	Eliminations	Total

Revenues - external customers	$207	$203	$—	$410
Revenues - intersegment	238	210	(448)	—
Cost of goods sold	54	53	—	107
Gross profit	338	413	(448)	303
Research and development	235	1,845	(218)	1,862
General and administrative	2,672	2,923	(230)	5,365
Operating loss	(2,569)	(4,355)	—	(6,924)
Interest expense	—	(614)	—	(614)
Interest and other income	3	1	—	4
Consolidated net loss	(2,566)	(4,968)	—	(7,534)
Total assets	132,207	33,320	(48,272)	117,255
Finance lease ROU assets	—	27,201	—	27,201
Fixed assets, net	—	3,834	—	3,834
Intangible assets, net	1,236	—	—	1,236
Amortization of ROU assets	—	415	—	415
Depreciation expense	—	97	—	97
Amortization of intangible assets	72	—	—	72

24. Disclosure of Correction of Immaterial Error

The Company reclassified certain expenses on its Condensed Consolidated Statement of Operations effective for the first quarter of Fiscal 2021.  These changes in classification align the Company’s external presentation of operating-related expenses with the way that the Company's chief operating decision maker (CODM) expects to assess spend and resource allocation decisions around the Company’s operations as well as provide users of the financial statements with more information including separately stating cost of goods sold and classifying costs on the Statement of Operations according to their primary function (e.g. Research and development). The Company has reclassified these expenses for the prior period presented to provide comparable historical financial information. The Company intends to use this new presentation of operating-related expenses going forward.

The Company assessed the materiality of this error in accordance with SAB No. 99 Materiality and Accounting Standards Codification 250, Accounting Changes and Error Corrections and determined that this was an immaterial error.

The reclassifications did not have any impact to consolidated operating income (loss), net income (loss), cash flows or earnings per share. The following tables illustrate the reclassifications and financial impact on the various line items impacted on the Condensed Consolidated Statement of Operations and Segment Reporting, as follows:

Statement of Operations Reclassifications
	Three Months Ended
(In thousands)	September 30, 2020
Operating expense:	As Reported	Adjustment	As Revised	% Change
Cost of goods sold	$—	$107	$107	100%
Research and development	1,762	100	1,862	6%
General and administrative	5,572	(207)	5,365	(4)%
Total operating expenses	$7,334		$7,334

Segment Reporting Reclassifications

As Reported:
For the Three Months Ended September 30, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Cost of goods sold	$—	$—	$—	$—
Research and development	342	1,638	(218)	1,762
General and administrative	2,672	3,130	(230)	5,572

As Revised:
For the Three Months Ended September 30, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Cost of goods sold	$54	$53	$—	$107
Research and development	235	1,845	(218)	1,862
General and administrative	2,672	2,923	(230)	5,365

25.   Subsequent Events

On November 1, 2021 the “Company” and “iBio CDMO”, collectively with the Company, the “Purchaser”) entered into a series of agreements (the “Transaction”) with College Station Investors LLC (“College Station”), and Bryan Capital Investors LLC, each affiliates of Eastern Capital Limited (“Bryan Capital” and, collectively with College Station, “Seller”) described in more detail below whereby in exchange for a certain cash payment and a warrant the Company:

(i)	acquired the Facility which is a 130,000 square-foot cGMP manufacturing facility in Bryan, Texas located at 8800 HSC Parkway, Bryan, Texas 77807 where iBio CDMO currently conducts business and the rights as the tenant in the Facility’s ground lease,
(ii)	acquired all of the equity owned by Bryan Capital in the Company and iBio CDMO, and
(iii)	otherwise terminated all agreements between the Company and Seller.

The Facility is a Class A life sciences building located on land owned by the Board of Regents of the Texas A&M University System (“Texas A&M”) and is designed and equipped for the manufacture of plant-made biopharmaceuticals.  iBio CDMO had held a sublease for the Facility through 2050, subject to extension until 2060 (the “Sublease”).

The Purchase and Sale Agreement

On November 1, 2021, the Purchaser entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with the Seller pursuant to which: (i) the Seller sold to Purchaser all of its rights, title and interest as the tenant in the Ground Lease Agreement (the “Ground Lease Agreement”) that it entered into with Texas A&M (the “Landlord’’) related to the property at which the Facility is located together with all improvements pertaining thereto (the “Property”) which previously had been the subject of the Sublease; (ii) the Seller sold to Purchaser all of its rights, title and interest to any tangible personal property owned by Seller and located on the Property including the Facility; (iii) the Seller sold to Purchaser all of its rights, title and interest to all licensed, permits and authorization for use of the Property; and (iv) College Station and iBio CDMO terminated the Sublease. The total purchase price for the Property, the termination of the Sublease and other agreements among the parties, and the equity described below is $28,750,000, which was paid $28,000,000 in cash and by the issuance to Seller of warrants (the “Warrant”) described below. As part of the transaction, iBio CDMO became the tenant under the Ground Lease Agreement for the Property until 2060 upon exercise of available extensions. The base rent payable under the Ground Lease Agreement is 6.5% of the Fair Market Value (as defined in the Ground Lease Agreement) of the Property, which was $151,450 for the prior year. The Ground Lease Agreement includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature.

The Equity Purchase Agreement

The Company also entered into an Equity Purchase Agreement with Bryan Capital on November 1, 2021 (the “Equity Purchase Agreement”) pursuant to which the Company acquired for $50,000 cash, plus the Warrant, the one (1) share of iBio CMO Preferred Tracking Stock and the 0.01% interest in iBio CDMO owned by Bryan Capital.  iBio CDMO is now a wholly-owned subsidiary of the Company.

The Credit Agreement

In connection with the Purchase and Sale Agreement, iBio CDMO entered into a Credit Agreement, dated November 1, 2021 (the  “Credit Agreement”), with Woodforest National Bank (“Woodforest”) pursuant to which Woodforest National Bank provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan is evidenced by a Term Note (the “Term Note”). The Term Loan was advanced in full on the closing date. The Term Loan bears interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest is payable monthly beginning November 5, 2021.  Principal on the Term Loan is payable on November 1, 2023 subject to early termination upon events of default. The Term Loan provides that it may be prepaid by iBio CDMO at any time and provides for mandatory prepayment upon certain circumstances.

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders and certain change of control events. The covenants include a prohibition on the incurrence of Debt (as defined in the Credit Agreement) except permitted Debt (as defined in the Credit Agreement) and Liens (as defined in the Credit Agreement) and termination of the Ground Lease.  In addition, the Company must maintain unrestricted cash of no less than $10,000,000 and provide an irrevocable letter of credit in favor of Woodforest of approximately $5.5 million.

The proceeds of the Term Loan were used (a) to fund a portion of the purchase price under the Purchase Agreement, and (b) to pay closing costs in connection with the Credit Agreement. The term loan is secured by (a) a leasehold deed of trust on the Facility, (b) a letter of credit issued by JPMorgan Chase Bank, and (c) a first lien on all assets of iBio CDMO including the Facility.

Security and Pledge Agreements, Guaranties and Deed of Trust

iBio CDMO also entered into a Security Agreement on November 1, 2021 with Woodforest (the “Security Agreement”) providing Woodforest a security interest in the following assets of iBio CDMO (subject to certain exclusions): all personal and fixture property of every kind and nature, including, without limitation, all goods (including, but not limited to, all equipment and any accessions thereto), all inventory, instruments (including promissory notes), documents, accounts, chattel paper (whether tangible or electronic), deposit accounts, securities accounts, letter-of-credit rights (whether or not the letter of credit is evidenced by a writing), money, commercial tort claims, securities and all other investment property, supporting obligations, contracts, contract rights, other rights to the payment of money, insurance claims and proceeds, software, fixtures, vehicles and rolling stock (whether or not subject to a certificate of title statute), leasehold improvements, general intangibles (including all payment intangibles), and all of iBio CDMO’s company and other business books, reports, memoranda, customer lists, credit files, data compilations, and computer software, in any form, including, without limitation, whether on tape, disk, card, strip, cartridge, or any other form, pertaining to any and all of the foregoing property, and all products and proceeds of the foregoing.

The Company also entered into a Guaranty for the benefit of Woodforest (the “Guaranty”) pursuant to which it guaranteed all of the obligations of iBio CDMO to Woodforest.

In addition, iBio CDMO entered into a Leasehold Deed of Trust, Assignment of Rents, Security Agreement and UCC Financing Statement For Fixture Filing (the “Deed of Trust”) with the trustee named therein and Woodforest as beneficiary, securing all of iBio CDMO’s obligations to Woodforest by a senior priority security interest in the Property.

The Company and iBio CDMO also entered into an Environmental Indemnity Agreement in favor of Woodforest (the “Environmental Indemnity Agreement”).

The Warrant

As part of the consideration for the purchase and sale of the rights set forth above, the Company issued to Bryan Capital a Warrant to purchase 1,289,581 shares of the common stock of the Company at an exercise price of $1.33 per share.  The Warrant expires October 10, 2026, provides that it is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits.  Of the shares issued under the Warrant, 289,581, which are valued at $217,255, reflect the final payment of rent due under the Sublease.

The foregoing descriptions of the Term Note, the Warrant, the Purchase and Sale Agreement, the Equity Purchase Agreement, the Credit Agreement, the Guaranty, the Deed of Trust, the Security Agreement and the Environmental Indemnity Agreement do not purport to be complete and are qualified in their entirety by reference to the Term Note, the Warrant, the Purchase and Sale Agreement, the Equity Purchase Agreement, the Credit Agreement, the Guaranty, the Deed of Trust, the Security Agreement, the Environmental Indemnity Agreement and the Ground Lease Agreement, complete copies of which have been filed as Exhibits to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in our Annual Report on Form 10-K for the year ended June 30, 2021 as filed with the SEC on September 28, 2021 (the “Annual Report”). Unless the context requires otherwise, references in this Report to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

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

Recent Developments

On August 23, 2021, we entered into a series of agreements with RubrYc Theraputics, Inc. (“RubrYc”) described in more detail below whereby in exchange for a $5 million investment in RubrYc, a probable further investment of $2.5 million, potential future milestones and royalties, we acquired:

●	A worldwide exclusive license to certain antibodies that RubrYc develops under what it calls its RTX-003 campaign, which are promising immuno-oncology antibodies that bind to the CD25 protein without interfering with the IL-2 signaling pathway thereby potentially depleting T regulatory (T reg) cells while enhancing T effector (T eff) cells and encouraging the immune system to attack cancer cells
●	Options for us to license additional antibodies developed using RubrYc’s artificial intelligence-based antibody discovery platform
●	Preferred stock in RubrYc

Pursuant to its new partnership with RubrYc Therapeutics, wherein artificial intelligence (“AI”)-based antibody discovery technologies are deployed, iBio announced on November 15, 2021 that the first new target is now being optimized through the program. This result follows just two months after the joint discovery collaboration was initiated

On November 1, 2021, we purchased the manufacturing facility (the “Facility”) we had previously operated under a lease from two affiliates of Eastern Capital Limited (the “Eastern Affiliates”). We also acquired the approximate 30% equity interest in iBio CDMO held by the Eastern Affiliates, became the lessee under the ground lease for the property upon which the Facility is located and terminated the Sublease we had entered into with the Eastern Affiliates. As a result, the subsidiary and its intellectual property are now wholly-owned by us. The total purchase price for the Facility, the termination of the Sublease and other agreements among the parties, and the equity described below is $28,750,000, which was paid $28,000,000 in cash and by the issuance to Bryan Capital Investors LLC, an affiliate of the Eastern Affiliates a two-year warrant to purchase 1,289,581 shares of our common stock at an exercise price of $1.33 per share. In connection with the purchase of the Facility, we entered into a Credit Agreement, dated November 1, 2021 (the “Credit Agreement”), with Woodforest National Bank (“Woodforest”) pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan is evidenced by a Term Note (the “Term Note”). The Term Loan was advanced in full on the closing date. The Term Loan bears interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest is payable monthly beginning November 5, 2021.  Principal on the Term Loan is payable on November 1, 2023 subject to early termination upon events of default. The Term Loan provides that it may be prepaid by iBio CDMO at any time and provides for mandatory prepayment upon certain circumstances. The Term Loan is secured by a lien on all of the assets of iBio CDMO and we guaranteed payments of the obligations owed under the Term Loan.

The Transaction is expected to immediately reduce our Facility related cash requirements by approximately 67% after taking into account interest payments owed under the Credit Agreement and provide us with the flexibility to explore potential longer-term financing options for our FastPharming Facility, including, but not limited to, a potential sale-leaseback transaction.

Taking into account these potential financing options, combined with the savings in the Facility related cash requirements expected to be achieved through this transaction, the Company continues to believe that its current cash position is sufficient to fund its operations through the third quarter of Fiscal 2023. If we cannot take advantage of the additional financial flexibility and based on the Company’s working capital at September 30, 2021, management has concluded that there is sufficient liquidity to fund normal operations through at least the second quarter of Fiscal 2023.

On November 15, 2021, we announced that we entered into a collaboration with the University of Texas Southwestern (“UTSW”) to jointly research the potential of iBio’s IBIO-100 to treat solid tumors. Among all the stromal cells that present in the tumor microenvironment, cancer-associated fibroblasts (“CAFs”) are one of the most abundant and critical components of tumor tissue, which provide physical support for tumor cells and can promote or retard tumorigenesis in a context-dependent manner. CAFs are also involved in the modulation of many components of the immune system, and recent studies have revealed their roles in immune evasion and poor responses to cancer immunotherapy.1 In addition, CAF response to chemotherapy is highly variable.2 Through a series of planned in vitro and in vivo studies, the collaboration will evaluate the potential of the anti-fibrotic effects of our endostatin E4 molecule to improve the efficacy of concomitant treatments, such as chemotherapy and immunotherapy, in cancer models with a fibrotic component. We are currently developing endostatin E4 as IBIO-100 for fibrotic diseases.

On November 15, 2021, iBio announced it has entered a collaboration with a leading innovator of microarray patch systems, which are a painless alternative to intramuscular (“IM”) injections. The first objective of the collaboration is to evaluate feasibility of intradermal delivery of IBIO-202. If successful, the partnership has the potential to drive improved patient access, and possibly enable patient self-administration. This initiative is not expected to impact the clinical development timeline for IBIO-202.

Results of Operations - Comparison of the three months ended September 30, 2021 and 2020

Revenue

Revenues for the three months ended September 30, 2021 and 2020 were approximately $0.21 million and $0.41 million respectively, a decrease of approximately $0.2 million. We expect revenue to be variable, quarter to quarter since we are currently dependent on a small number of customers and revenue recognition often occurs when a task or job is entirely complete. We recognized 100% of revenues from three customers in Q1 of 2021 compared to two in Q1 of 2020, however the size of the contracts in 2021 were smaller leading to a decrease in revenue compared to Q1 of 2020.

1 Liu, T., Han, C., Wang, S. et al. Cancer-associated fibroblasts: an emerging target of anti-cancer immunotherapy. J Hematol Oncol 12, 86 (2019). https://doi.org/10.1186/s13045-019-0770-1

2 Sonnenberg, M., van der Kuip, H., Haubeiß, S. et al. Highly variable response to cytotoxic chemotherapy in carcinoma-associated fibroblasts (CAFs) from lung and breast. BMC Cancer 8, 364 (2008). https://doi.org/10.1186/1471-2407-8-364

Gross Profit

Gross profit for the three months ended September 30, 2021 and 2020 was $0.17 million and $0.30 million, respectively, a decrease of approximately $0.13 million.  Gross profit percentage was 81.0% for the three months ended September 30, 2021 and 73.9% for the three months ended September 30, 2020. The increase in gross profit percentage was largely due to the completion in 2021 of a small number of higher gross profit projects.

Research and Development Expenses (“R&D”)

Research and development expenses for the three months ended September 30, 2021 and 2020 were $2.5 million and $1.9 million, respectively, an increase of approximately $0.6 million. The increase was primarily related to increases in personnel and other expenses to support the Company’s development of a portfolio of proprietary therapeutics and vaccines.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the three months ended September 30, 2021 and 2020 were approximately $6.6 million and $5.4 million respectively, an increase of $1.2 million. The increase resulted primarily from an increase in headcount and consulting costs to increase production capability and support the portfolio of proprietary therapeutics and vaccines.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended September 30, 2021 were approximately $9.1 million, compared with approximately $7.2 million in the same period of 2021.

Total Other Income (Expense)

iBio CDMO’s operations take place in a facility in Bryan, Texas. Until November 1, 2021, the Facility was operated under a 34-year lease (the "Sublease") with the second affiliate of another affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Second Eastern Affiliate”). Such Sublease is accounted for as a finance lease and included in Other Income.

Total Other Income (expense) for the three months ended September 30, 2021 and 2020 was approximately $0.03 million and ($0.61) million, respectively. For the three months ended September 30, 2021, Total Other Income primarily included interest expense of approximately $.7 million incurred under the finance lease offset by $.6 million of Forgiveness of note payable and accrued interest and $.13 million of interest income. For the three months ended September 30, 2020, Total Other Expense primarily included interest expense of approximately $.6 million incurred under the finance lease.

Net Loss Attributable to Noncontrolling Interest

This represents the share of the loss in iBio CDMO for an affiliate of Eastern (the “Eastern Affiliate”) for the three months ended September 30, 2021 and 2020.

Net Loss Attributable to iBio, Inc. Stockholders

Net loss attributable to iBio, Inc. stockholders for the three months ended September 30, 2021 was approximately ($9) million, or ($0.04) per share and includes preferred stock dividends for iBio CMO Tracking Stock of approximately $66,000. Net loss available to iBio, Inc. stockholders for the three months ended September 30, 2020 was approximately ($7.6) million, or ($0.05) per share, and included preferred stock dividends for iBio CMO Tracking Stock of approximately $66,000.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents plus debt securities of approximately $82.3 million as compared to $97.0 million as of June 30, 2021.

As discussed above, on November 1, 2021, we purchased the manufacturing facility we had previously operated under a lease from the Eastern Affiliates. We also acquired the approximate 30% equity interest in iBio CDMO, LLC. (“CDMO”) held by the Eastern Affiliates. In order to finance these purchases, we borrowed $22.375M under the terms of the Credit Agreement and used approximately $6M of cash to pay the $28,750,000 purchase price. Despite incurring additional interest payments under the Credit Agreement, the termination of the Sublease is expected to lower the cash requirements of the Facility by 67% (or approximately $2M per year). In addition, the purchases provide us with the flexibility to explore potential longer-term financing options for our Facility, including, but not limited to, a potential sale-leaseback transaction. Taking into account these potential financing options, combined with the savings in the Facility related cash requirements expected to be achieved through this transaction, the Company continues to believe that its current cash position is sufficient to fund its operations through the third quarter of Fiscal 2023. If we cannot take advantage of the additional financial flexibility and based on the Company’s working capital at September 30, 2021, management has concluded that there is sufficient liquidity to fund normal operations through at least the second quarter of Fiscal 2023.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $ (9.3) million for the three months ended September 30, 2021. The use of cash was attributable to funding our net loss for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately ($5.1) million for the three months ended September 30, 2021. Net cash used in investing activities for the three months ended September 30, 2021 was mainly attributable to a series of agreements entered into with RubrYc Therapeutics, Inc. which resulted in the purchase of equity securities of $ (1.2) million, additions of intangible assets of $ (2.9) million and fixed assets attributable to iBio CDMO of $(1.1) million.  Refer to Note 5 – Significant Transaction for details.

Net Cash Used in Financing Activities

Net cash used in financing activities was approximately ($0.1) million and represented the payment of finance lease obligations.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of September 30, 2021, our accumulated deficit was approximately $ (182.6) million and we used approximately ($8.1) million of cash for operating activities during the three months ended September 30, 2021.

Taking into account the potential financing options following purchase of our Facility, combined with the savings in the Facility related cash requirements expected to be achieved, the Company continues to believe that its current cash position is sufficient to fund its operations through the third quarter of Fiscal 2023. If we cannot take advantage of the additional financial flexibility and based on the Company’s working capital at September 30, 2021, management has concluded that there is sufficient liquidity to fund normal operations through at least the second quarter of Fiscal 2023.

We plan to fund our future business operations using existing cash and liquid resources, through proceeds realized in connection with the commercialization of our technologies and proprietary products, government grants, license and collaboration arrangements relating to the operation of iBio CDMO, and through proceeds from the sale of additional equity or other securities. Although we have been successful in raising capital during the past year, we cannot be certain that such funding will be available in the future on favorable terms or at all. We also plan to explore potential longer-term financing options for our Facility, including, but not limited to, a potential sale-leaseback transaction. We anticipate that expenses will increase as we further expand our operations, including our planned establishment of drug discovery capabilities in San Diego, California.  In addition, further product development is also expected to increase expenses, including but not limited to the advancing IBIO-100, IBIO-101, IBIO-202, IBIO-400 and additional immune-oncology pipeline products in fiscal 2022. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2021, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2021 have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently subject to any material legal proceedings.

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

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our net loss attributable to iBio Inc. was approximately $23.2 million and $16.4 million for 2021 and 2020 and approximately $8.9 million and $7.5 million for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of approximately ($182.6) million.

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

Our profitability in large part depends on our research and development programs and our ability to successfully develop and commercialize our product candidates and to a lesser extent, our ability to generate revenue from our iBio CDMO services. This will require us, alone or with our licensees and collaborators, to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained or establishing collaborations with parties willing and able to provide necessary capital or other value. We may never succeed in these activities. We may never generate revenues that are significant or large enough to achieve profitability.

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

Given that our total cash and investments in debt securities as of September 30, 2021 was approximately $82.3 million, we believe we have adequate cash to support our current operations. We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies and proprietary products (which is not anticipated to be generated, if ever, in the near future), license and collaboration arrangements related to the operation of iBio CDMO, and through proceeds from the sale of additional equity or other securities. We cannot be certain that such funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.

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

We are authorized to issue 275,000,000 shares of common stock, of which approximately 217,957,594 shares of common stock were issued and outstanding as September 30, 2021. At September 30, 2021, 36 million common shares were reserved for issuance of shares upon exercise of outstanding options or reserved for future issuance of common shares under our equity incentive plans. If all of these securities were exercised it would leave 21 million authorized but unissued shares of common stock.

As a result of our limited number of our authorized and unissued shares of common stock, we may have insufficient shares of common stock available to issue in connection with any future equity financing transactions or strategic transactions we may seek to undertake.

Accordingly, we will likely take steps in the near future to increase our number of available shares, which may include seeking stockholder approval of an increase in our authorized number of shares of common stock or a reverse stock split. At our annual meeting of stockholders held on December 9, 2020, we sought but did not obtain approval of an increase in our authorized number of shares of common stock from 275,000,000 to 425,000,000. At our annual meeting of stockholders to be held on December 9, 2021, we are seeking approval of a reverse stock split which if effected would result in additional shares of unissued authorized common stock becoming available for issuance.  There can be no assurance that we will be successful in seeking approval for such actions. If not, we may need to rely on debt for growth capital or take other steps necessary to raise capital or reduce operations.

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

To the extent that we raise additional capital through a public or private offering and sale of equity securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. We are authorized to issue 275,000,000 shares of common stock, of which at September 30, 2021, approximately 217,957,594 shares of common stock were issued and outstanding and 36 million common shares were reserved for issuance of shares upon exercise of outstanding options or reserved for future issuance of common shares under our equity incentive plans. If all of these securities were exercised it would leave 21 million authorized but unissued shares of common stock. Accordingly, we will be able to issue up to approximately 21 million additional shares of common stock and 999,999 shares of preferred stock based on our current authorized number of shares of common stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The failure to comply with the terms of the Credit Agreement could result in a default under the terms of the Credit Agreement and, if uncured, it could potentially result in action against our pledged assets.

There is no assurance that iBio CDMO or we will generate sufficient revenue or raise sufficient capital to be able to make the required principal payment under the Term Loan in the principal amount of $22,375,000 that iBio CDMO entered into with Woodforest National  Bank. The Term Loan with Woodforest National Bank is secured by (a) a leasehold deed of trust on our sole manufacturing facility (the “Facility”), (b) a letter of credit issued by JPMorgan Chase Bank and (c) a first lien on all assets of iBio CDMO including the Facility.  We have also guaranteed the payment of all iBio CDMO’s obligations under the Credit Agreement.  If we or iBio CDMO fails to comply with the terms of the Term Loans and/or the related agreements, Woodforest National Bank could declare a default and if the default were to remain uncured, Woodforest National  Bank would have the right to proceed against any or all of the collateral securing their Term Loan. Our failure to make such payments when due could result in our loss of the Facility, upon which our manufacturing is based. Any action to proceed against our assets would likely have a serious disruptive effect on our business operations, especially if the Facility were foreclosed upon.

The Credit Agreement requires that we pay a significant amount of cash to the lender. Our ability to generate sufficient cash to make all required payments under the Credit Agreement depends on many factors beyond our control.

Our ability to make payments on and to refinance the Term Loan, to fund planned capital expenditures and to maintain sufficient working capital depends on our ability to raise capital and generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or from other sources in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. To date, we have generated minimal revenue and have financed a significant portion our capital needs from sales of our equity and most recently the Term Loan.  There can be no assurance that financing options will be available to us when needed to make payments under the Term Loan or if available, that they will be on favorable terms. If our cash flow and capital resources are insufficient to allow us to make payments due under the Term Loan, we may need to seek additional capital or restructure or refinance all or a portion of the Term Loan on or before the maturity thereof, any of which could have a material adverse effect on our business, financial condition or results of operations. Although we plan to explore potential longer-term financing options for our Facility, including, but not limited to, a potential sale-leaseback transaction, we cannot assure you that we will be able to enter in a sale-leaseback transaction or refinance the Term Loan on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition. Our ability to restructure or refinance the Term Loan will depend on the condition of the capital markets and our financial condition. Any refinancing of the term Loan could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to obtain any financing when needed.

Covenant restrictions in the Credit Agreement may limit our ability to operate our business.

The Credit Agreement contains, and our future indebtedness agreements may contain covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. The Credit Agreement restricts iBio CDMO’s ability to:

●	incur, assume or guarantee additional Debt (as defined in the Credit Agreement);

●	repurchase capital stock;

●	make other restricted payments including, without limitation, paying dividends and making investments;

●	create Liens (as defined in the Credit Agreement);

●	sell or otherwise dispose of assets;

Item 5. Other Information.

None.

Item 6.  Exhibits.

HIDDEN_ROW
Exhibit No.	Description

3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 - File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2018 - File No. 001-35023)

3.3

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 - File No. 001-35023)

3.4

First Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2009 - File No. 000-53125)

10.1

Director Offer Letter (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on August 26, 2021)

10.2#†	Collaboration, Option and License Agreement. Dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc.

10.3#†

Collaboration and License Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on August 27, 2021)

10.4#†

Stock Purchase Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on August 27, 2021)

10.5#†

Second Amended and Restated Investor Rights Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on August 27, 2021)

10.6#†

Second Amended and Restated Voting Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on August 27, 2021)

10.7#†

Second Amended and Restated Right of First Refusal and Co-Sale Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on August 27, 2021)

31.1*

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
99.1

Third Amended and Restated Certificate of Incorporation of RubrYc Therapeutics, Inc. (incorporated by reference herein to Exhibit 99.1 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on August 27, 2021)

101.INS	Inline XBRL Instance*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation*

101.DEF	Inline XBRL Taxonomy Extension Definition*

101.LAB	Inline XBRL Taxonomy Extension Labeled*

101.PRE 104	Inline XBRL Taxonomy Extension Presentation* Cover page Interactive Data File (embedded within the Inline XBRL document)

*   Filed herewith.

# Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.

†The Company has omitted certain portions of the Collaboration, Option and License Agreement and the Collaboration and License Agreement, Stock Purchase Agreement, Investors’ Rights Agreement, Voting Agreement, and Right of First Refusal and Co-Sale Agreement in accordance with Item 601(b)(10) of Regulation S-K. The Company agrees to furnish unredacted copies of these Exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: November 15 , 2021	/s/ Thomas F. Isett 3rd
Thomas F. Isett 3rd
Chairman of the Board of Directors and Chief Executive Officer Principal Executive Officer

Date: November 15, 2021	/s/ Robert Lutz
Robert Lutz
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer