Form 10-Q
period 2021-12-31
iBio, Inc.
filed 2022-02-14
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Yes  ⌧   No ◻

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of January 26, 2022: 218,082,265

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	December 31,	June 30,
	2021	2021
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$39,205	$77,404
Accounts receivable - trade	111	426
Settlement receivable - current portion	5,100	5,100
Investments in debt securities	18,172	19,570
Inventory	1,986	27
Prepaid expenses and other current assets	2,922	2,070
Total Current Assets	67,496	104,597

Restricted cash	5,940	—
Convertible promissory note receivable and accrued interest	1,594	1,556
Settlement receivable - noncurrent portion	5,100	5,100
Finance lease right-of-use assets, net of accumulated amortization	109	26,111
Operating lease right-of-use asset	5,291	—
Fixed assets, net of accumulated depreciation	32,881	8,628
Intangible assets, net of accumulated amortization	5,041	952
Investment in equity security - at cost	1,760	—
Prepaid expenses - noncurrent	1,195	—
Security deposits	41	24
Total Assets	$126,448	$146,968

Liabilities and Equity
Current liabilities:
Accounts payable	$2,739	$2,254
Accrued expenses (related party of $0 and $701 as of December 31, 2021, and June 30, 2021, respectively)	2,842	3,001
Acquisition Payable	2,500	—
Finance lease obligations - current portion	45	367
Operating lease obligation - current portion	160	—
Note payable - PPP loan - current portion	—	600
Contract liabilities	60	423
Total Current Liabilities	8,346	6,645

Finance lease obligations - net of current portion	51	31,755
Operating lease obligation - net of current portion	5,400	—
Term note payable - net of deferred financing costs	22,053	—

Total Liabilities	35,850	38,400

Equity
iBio, Inc. Stockholders’ Equity:
Common stock - $0.001 par value; 275,000,000 shares authorized at December 31, 2021, and June 30, 2021; 218,060,597 and 217,873,094 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	218	217
Additional paid-in capital	284,957	282,058
Accumulated other comprehensive loss	(91)	(63)
Accumulated deficit	(194,486)	(173,627)
Total iBio, Inc. Stockholders’ Equity	90,598	108,585
Noncontrolling interest	—	(17)
Total Equity	90,598	108,568
Total Liabilities and Equity	$126,448	$146,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020

Revenues	$168	$705	$379	$1,115

Cost of goods sold	113	211	153	318

Gross profit	55	494	226	797

Operating expenses:
Research and development	3,331	2,374	5,842	4,236
General and administrative (related party of $61, $510, $250 and $903)	8,362	5,665	14,996	11,030
Total operating expenses	11,693	8,039	20,838	15,266

Operating loss	(11,638)	(7,545)	(20,612)	(14,469)

Other income (expense):
Interest expense (related party of $202, $612, $810 and $1,226)	(328)	(615)	(937)	(1,229)
Interest income	35	27	71	31
Royalty income	5	2	5	2
Forgiveness of note payable and accrued interest - SBA loan	—	—	607	—
Other	6	—	6	—
Total other income (expense)	(282)	(586)	(248)	(1,196)

Consolidated net loss	(11,920)	(8,131)	(20,860)	(15,665)
Net loss attributable to noncontrolling interest	—	2	1	3
Net loss attributable to iBio, Inc.	(11,920)	(8,129)	(20,859)	(15,662)

Preferred stock dividends	(22)	(65)	(88)	(131)
Net loss attributable to iBio, Inc. stockholders	$(11,942)	$(8,194)	$(20,947)	$(15,793)

Comprehensive loss:
Consolidated net loss	$(11,920)	$(8,131)	$(20,860)	$(15,665)
Other comprehensive loss - unrealized loss on debt securities	(27)	(13)	(28)	(20)

Comprehensive loss	$(11,947)	$(8,144)	$(20,888)	$(15,685)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.05)	$(0.04)	$(0.10)	$(0.09)

Weighted-average common shares outstanding - basic and diluted	217,990	188,087	217,933	175,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited; in thousands)

Six Months Ended December 31, 2021

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2021	—	$—	217,873	$217	$282,058	$(63)	$(173,627)	$(17)	$108,568

Exercise of stock options	—	—	85	—	77	—	—	—	77

Share-based compensation	—	—	—	—	821	—	—	—	821

Unrealized loss on debt securities	—	—	—	—	—	(1)	—	—	(1)

Net loss	—	—	—	—	—	—	(8,939)	(1)	(8,940)

Balance as of September 30, 2021	—	$—	217,958	$217	$282,956	$(64)	$(182,566)	$(18)	$100,525

Vesting of RSUs	—	—	103	1	(1)	—	—	—	—

Warrant issued for Transaction	—	—	—	—	967	—	—	—	967

Acquisition of remaining portion of iBio CDMO	—	—	—	—	(68)	—	—	18	(50)

Share-based compensation	—	—	—	—	1,103	—	—	—	1,103

Unrealized loss on debt securities	—	—	—	—	—	(27)	—	—	(27)

Net loss	—	—	—	—	—	—	(11,920)	—	(11,920)

Balance as of December 31, 2021	—	$—	218,061	$218	$284,957	$(91)	$(194,486)	$—	$90,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited; in thousands)

Six Months Ended December 31, 2020

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2020	6	$—	140,071	$140	$206,931	$(33)	$(150,420)	$(11)	$56,607

Capital raises	—	—	11,292	11	32,111	—	—	—	32,122

Costs to raise capital	—	—	—	—	(1,525)	—	—	—	(1,525)

Exercise of stock options	—	—	30	—	28	—	—	—	28

Conversion of preferred stock to common stock	(6)	—	28,925	29	(29)	—	—	—	—

Share-based compensation	—	—	—	—	351	—	—	—	351

Unrealized loss on debt securities	—	—	—	—	—	(7)	—	—	(7)

Net loss	—	—	—	—	—	—	(7,533)	(1)	(7,534)

Balance as of September 30, 2020	—	$—	180,318	$180	$237,867	$(40)	$(157,953)	$(12)	$80,042

Capital raise	—	—	31,451	32	38,243	—	—	—	38,275

Cost to raise capital	—	—	—	—	(3,117)	—	—	—	(3,117)

Share-based compensation	—	—	—	—	265	—	—	—	265

Unrealized loss on debt securities	—	—	—	—	—	(13)	—	—	(13)

Net loss	—	—	—	—	—	—	(8,129)	(2)	(8,131)

Balance as of December 31, 2020	—	$—	211,769	$212	$273,258	$(53)	$(166,082)	$(14)	$107,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Six Months Ended
	December 31,
	2021	2020

Cash flows from operating activities:
Consolidated net loss	$(20,860)	$(15,665)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	1,924	616
Amortization of intangible assets	211	145
Amortization of finance lease right-of-use assets	563	830
Amortization of operating lease right-of-use assets	246	—
Depreciation of fixed assets	823	211
Accrued interest receivable on convertible promissory note receivable	(38)	(19)
Amortization of premiums on debt securities	195	50
Forgiveness of note payable and accrued interest - SBA loan	(607)	—
Settlement of revenue contract	(84)	—
Reserve for loss on contract	—	497
Changes in operating assets and liabilities:
Accounts receivable – trade	3	(104)
Accounts receivable – other	—	(52)
Inventory	(1,959)	(273)
Prepaid expenses and other current assets	(971)	(1,720)
Prepaid expenses - noncurrent	(811)	—
Security deposit	(17)	—
Accounts payable	872	491
Accrued expenses	522	81
Operating lease obligations	(11)	—
Contract liabilities	(34)	(577)

Net cash used in operating activities	(20,033)	(15,489)

Cash flows from investing activities:
Purchases of debt securities	(4,336)	(16,466)
Redemption of debt securities	5,511	—
Purchase of equity security	(1,173)	—
Additions to intangible assets	(2,867)	(177)
Purchases of fixed assets	(3,256)	(1,413)
Issuance of note receivable	—	(1,500)

Net cash used in investing activities	(6,121)	(19,556)

Cash flows from financing activities:
Payment of finance lease obligation	(5,810)	(147)
Proceeds from sales of preferred and common stock	—	70,397
Proceeds from subscription receivable	—	5,549
Proceeds from exercise of stock option	77	28
Proceeds from term note	—	—
Cost to attain term note	(322)	—
Acquisition of noncontrolling interest	(50)	—
Costs to raise capital	—	(4,642)

Net cash provided by (used in) financing activities	(6,105)	71,185

Net increase (decrease) in cash, cash equivalents and restricted cash	(32,259)	36,140
Cash, cash equivalents - beginning	77,404	55,112
Cash, cash equivalents and restricted cash - end	$45,145	$91,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Six Months Ended
	December 31,
	2021	2020
Schedule of non-cash activities:
Increase in ROU operating assets and liabilities for new leases	$5,570		$—
Unpaid portion of RubrYc transaction	$2,500		$—
Fixed assets included in accounts payable in prior period, paid in current period	$791	$
Unrealized loss on available-for-sale debt securities	$28		$20
Lease incentive for construction in progress	$82		$—
Unpaid fixed assets included in accounts payable	$404		$419
Termination of finance ROU assets including issuance of warrant	$25,386		$—
Note payable to acquire Facility	$22,375		$—
Issuance of warrant for final finance lease obligation payment	$217		$—
Unpaid intangible assets included in accounts payable	$—		$9
Acquisition of noncontrolling interest	$18		$—
Settlement of revenue contract	$580		$—
Conversion of preferred stock shares into common stock	$—		$29

Supplemental cash flow information:
Cash paid during the period for interest	$612		$1,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Nature of Business

iBio, Inc. (“we”, “us”, “our”, “iBio”, “iBio, Inc” or the “Company”) is a developer of next-generation biopharmaceuticals and the pioneer of the sustainable FastPharming Manufacturing System ®. The Company is applying its technologies to research and develop novel product candidates to treat or prevent fibrotic diseases, cancers, and infectious diseases. The Company is using its FastPharming Manufacturing System (“FastPharming” or the “FastPharming System”) and Glycaneering Services TM to help rapidly and cost effectively build a portfolio of biologic drug candidates as well as to create proteins for others by contract or via the Company’s catalog.

The FastPharming System is iBio’s proprietary approach to plant-made pharmaceutical and protein production. It uses hydroponically grown, transiently-transfected plants, (typically Nicotiana benthamiana, a relative of the tobacco plant), novel expression vectors, a large-scale transient transfection method, and other technologies that can be used to produce complex therapeutic proteins emerging from our own, our clients’ and our potential clients’ pipelines.  We believe the FastPharming System enables biologics production that is faster, more cost-effective and more environmentally friendly than other approaches.

The Company operates in two segments: (i) Biopharmaceuticals: its biologics development and licensing segment which is focused on drug development in two primary areas: Therapeutics (currently Fibrotics and Oncology) and Vaccines (human and animal health vaccines), and (ii) Bioprocessing: focused on two business lines: Services and Research & Bioprocess Products (“RBP”).

Biopharmaceuticals:

iBio’s Biopharmaceutical segment currently focuses on developing products using the FastPharming System in the follow areas:

Therapeutics

Anti-Fibrotics

Fibrosis is a pathological disorder in which connective tissue replaces normal parenchymal tissue to the extent that it goes unchecked, leading to considerable tissue remodeling and the formation of permanent scar tissue. Fibrosis can occur in many tissues within the body, including the lungs (e.g., idiopathic pulmonary fibrosis (“IPF”) and skin (e.g., systemic scleroderma).

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

iBio’s Glycaneering Services provides iBio an opportunity to develop cancer treatments with enhanced potency.

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

Animal Health:  Classical Swine Fever

Classical swine fever (“CSF”) is a contagious, often fatal disease affecting both feral and domesticated pigs. Outbreaks in Europe, Asia, Africa, and South America have not only adversely impacted animal health and food security but have also had severe socioeconomic impacts on both the pig industry worldwide and small-scale pig farming. Currently available vaccines can be efficient at triggering rapid animal immune response and protecting swine populations when combined with culling of infected pigs, but do not allow the differentiation of infected from vaccinated animals (“DIVA”), nor are they approved for use in the United States. The development of DIVA-compatible and efficacious vaccination solutions remains a top priority to prevent the economic impacts of a CSF outbreak including supply disruptions, export restrictions and reduced food security.

iBio’s current portfolio of products consists of the following:

Bioprocessing:

Services

iBio’s contract development and manufacturing services use iBio’s FastPharming and Glycaneering intellectual property and know how to develop or manufacture proteins for others per a contract or to provide bioprocess services.

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

2.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the SEC on September 28, 2021, from which the accompanying condensed consolidated balance sheet dated June 30, 2021, was derived.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Subsequent to November 1, 2021, all subsidiaries were wholly owned.  See Note 5 below. All intercompany balances and transactions have been eliminated as part of the consolidation.

Liquidity

In the past, the history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability – about which there was uncertainty – to obtain additional financing to fund its operations after the current cash resources are exhausted raised substantial doubt about the Company's ability to continue as a going concern. Based on management projections and on the total cash and cash equivalents plus investments in debt securities of approximately $57.4 million excluding restricted cash of $5.9 million as of December 31, 2021, management believes the Company has adequate cash to support the Company’s activities through at least September 30, 2023.

3.   Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of the Notes to Financial Statements in the Annual Report.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include liquidity assertions, the discount rate utilized in lease accounting models, the valuation of intellectual property, legal and contractual contingencies and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. We provide for allowances for uncollectible receivables based on our estimate of uncollectible amounts considering age, collection history, and other factors considered appropriate. Our policy is to write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At December 31, 2021, and June 30, 2021, the Company determined that an allowance for doubtful accounts was not needed.

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

In general, the Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. The nature of the Company’s contracts with customers generally falls within the three key elements of the Company’s business plan: CDMO Facility Activities; Product Candidate Pipeline, and Facility Design and Build-out /Technology Transfer services.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At December 31, 2021, and June 30, 2021, the Company had no contract loss provisions.

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

Revenue can be recognized either 1) over time or 2) at a point in time.  All revenue was recognized at a point in time for all periods presented.

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

Contract assets consist primarily of the cost of project contract work performed by third parties for which the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both December 31, 2021, and June 30, 2021, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At December 31, 2021 and June 30, 2021, contract liabilities were $60,000 and $423,000 respectively. The Company recognized revenue of $42,000 and $126,000 during the three and six months ended December 31, 2021, respectively, that was included in the contract liabilities balance as of June 30, 2021. The Company recognized revenue of $187,000 and $499,000 during the three and six months ended December 31, 2020, respectively, that was included in the contract liabilities balance as of June 30, 2020.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents at December 31, 2021 and June 30, 2021 consisted of money market accounts. Restricted cash consists of collateral held for letters of credit obtained related to the term note payable for the purchase of the Bryan Facility (see Note 5) and the San Diego operating lease (see Note 14).  Restricted cash was $5,940,000 and $0 at December 31, 2021 and June 30, 2021, respectively.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows (in thousands):

	December 31,	June 30,
	2021	2021
Cash and equivalents	$39,205	$77,404
Collateral held for letter of credit - term note payable	5,742	—
Collateral held for letter of credit - San Diego lease	198	—
Total cash, cash equivalents and restricted cash	$45,145	$77,404

Investments in Debt Securities

Debt investments are classified as available-for-sale. Changes in fair value are recorded in other comprehensive income (loss). Fair value is calculated based on publicly available market information. Discounts and/or premiums paid when the debt securities are acquired are amortized to interest income over the terms of the debt securities.

Investment in Equity Security

The Company applies the cost method for its investment in equity security.   Under the cost method, the investment is recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received. The Company reviews the carrying value of its equity security for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no impairments during the six months ended December 31, 2021.

Inventory

Inventory is stated at the lower of cost or net realizable value on the first-in, first-out basis.  Inventory consists of the following (table in thousands):

	December 31,	June 30,
	2021	2021
Raw materials	$1,955	$—
Work in process	31	27
	$1,986	$27

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

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to thirty-nine years.

Intangible Assets

The Company accounts for intangible assets at either their historical cost or allocated purchase price at asset acquisition and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of ten years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the six months ended December 31, 2021, and 2020.

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

Expected volatility is based on historical volatility of the Company’s common stock, par value $0.001 per share (the “Common Stock”’); the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. In addition, the Company estimates forfeitures at each reporting period, rather than electing to record the impact of such forfeitures as they occur. See Note 17 - Share-Based Compensation for additional information.

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the insured amounts. The exposure to the Company is solely dependent upon daily balances and the strength of the financial institutions. The Company has not incurred any losses on these accounts. At December 31, 2021, and June 30, 2021, amounts in excess of insured limits were approximately $14,697,000 and $27,013,000, respectively.

Revenue

During the three months ended December 31, 2021, the Company generated 100% of its revenue from four customers with two customers accounting for approximately 74% and 17% of revenue. During the three months ended December 31, 2020, the Company generated 100% of revenue from four customers with two customers accounting for approximately 64% and 27% of revenue.

During the six months ended December 31, 2021, the Company generated 100% of its revenue from six customers with four customers accounting for approximately 33%, 23%, 22% and 14% of revenue. During the six months ended December 31, 2020, the Company generated 100% of its revenue from four customers accounting for approximately 40%, 24%, 19% and 17% of revenue.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date of the various topics. As the Company is a smaller reporting company, the provisions of ASU 2016-13 and the related amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (quarter ending September 30, 2023, for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company will evaluate the impact of ASU 2016-13 on the Company’s condensed consolidated financial statements in a future period closer to the date of adoption.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”) to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP. The guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2020 (quarter ending September 30, 2021, for the Company), with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of ASU 2019-12 did not have a significant impact on the Company’s condensed consolidated financial statements.

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

4.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and term note payable in the Company’s condensed consolidated balance sheets approximated their fair values as of December 31, 2021, and June 30, 2021 due to their short-term nature. The carrying value of the convertible promissory note receivable and finance lease obligation approximated fair value as of December 31, 2021, and June 30, 2021 as the interest rates related to the financial instruments approximated market value.

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

5. Significant Transactions

Affiliates of Eastern Capital Limited

On November 1, 2021, the Company and its subsidiary, iBio CDMO LLC (“iBio CDMO”, and collectively with the Company, the “Purchaser”) entered into a series of agreements (the “Transaction”) with College Station Investors LLC (“College Station”), and Bryan Capital Investors LLC (“Bryan Capital” and, collectively with College Station, “Seller”), each affiliates of Eastern Capital Limited ("Eastern," a former significant stockholder of the Company) described in more detail below whereby in exchange for a certain cash payment and a warrant the Company:

(i)	acquired both the 130,000 square-foot cGMP manufacturing facility in Bryan, Texas located at 8800 HSC Parkway, Bryan, Texas 77807 (the “Facility”) where iBio CDMO at that time and currently conducts business and also the rights as the tenant in the Facility’s ground lease;
(ii)	acquired all of the equity owned by one of the affiliates of Eastern in the Company and iBio CDMO; and
(iii)	otherwise terminated all agreements between the Company and the affiliates of Eastern.

The Facility is a life sciences building located on land owned by the Board of Regents of the Texas A&M University System (“Texas A&M”) and is designed and equipped for the manufacture of plant-made biopharmaceuticals. iBio CDMO had held a sublease for the Facility through 2050, subject to extension until 2060 (the “Sublease”).

The Purchase and Sale Agreement

On November 1, 2021, the Purchaser entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with the Seller pursuant to which: (i) the Seller sold to Purchaser all of its rights, title and interest as the tenant in the Ground Lease Agreement (the “Ground Lease Agreement”) that it entered into with Texas A&M (the “Landlord’’) related to the property at which the Facility is located together with all improvements pertaining thereto (the “Property”), which previously had been the subject of the Sublease; (ii) the Seller sold to Purchaser all of its rights, title and interest to any tangible personal property owned by Seller and located on the Property including the Facility; (iii) the Seller sold to Purchaser all of its rights, title and interest to all licensed, permits and authorization for use of the Property; and (iv) College Station and iBio CDMO terminated the Sublease. The total purchase price for the Property, the termination of the Sublease and other agreements among the parties, and the equity described below is $28,750,000, which was paid $28,000,000 in cash and by the issuance to Seller of warrants (the “Warrant”) described below. As part of the transaction, iBio CDMO became the tenant under the Ground Lease Agreement for the Property until 2060 upon exercise of available extensions. The base rent payable under the Ground Lease Agreement, which was $151,450 for the prior year, is 6.5% of the Fair Market Value (as defined in the

Ground Lease Agreement) of the Property. The Ground Lease Agreement includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature.

The Equity Purchase Agreement

The Company also entered into an Equity Purchase Agreement with Bryan Capital on November 1, 2021 (the “Equity Purchase Agreement”) pursuant to which the Company acquired for $50,000 cash, plus the Warrant, the one (1) share of iBio CMO Preferred Tracking Stock and the 0.01% interest in iBio CDMO owned by Bryan Capital. iBio CDMO is now a wholly owned subsidiary of the Company.

The Credit Agreement

In connection with the Purchase and Sale Agreement, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest National Bank (Woodforest") (the “Credit Agreement”) pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan is evidenced by a Term Note (the “Term Note”). The Term Loan was advanced in full on the closing date. The Term Loan bears interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest is payable monthly beginning November 5, 2021. Principal on the Term Loan is payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provides that it may be prepaid by iBio CDMO at any time and provides for mandatory prepayment upon certain circumstances.

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders and certain change of control events. The covenants include a prohibition on the incurrence of Debt (as defined in the Credit Agreement) except permitted Debt (as defined in the Credit Agreement) and Liens (as defined in the Credit Agreement) and termination of the Ground Lease Agreement. In addition, the Company must maintain unrestricted cash of no less than $10,000,000.

The Company opened an irrevocable letter of credit in the amount of approximately $5,469,000 in favor of Woodforest. The letter of credit expires on October 29, 2022, and renews annually as required.

The proceeds of the Term Loan were used (a) to fund a portion of the purchase price under the Purchase Agreement, and (b) to pay closing costs in connection with the Credit Agreement. The term loan is secured by (a) a leasehold deed of trust on the Facility, (b) a letter of credit issued by JPMorgan Chase Bank, and (c) a first lien on all assets of iBio CDMO including the Facility.

At December 31, 2021, the Term Loan of $22,375,000 is presented net of the Company’s approximate $322,000 of costs incurred to attain the debt. Interest expense incurred under the Credit Agreement for both the three and six months ended December 31, 2021, amounted to $123,000.

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

The Company and iBio CDMO also entered into an Environmental Indemnity Agreement in favor of Woodforest (the “Environmental Indemnity Agreement”).

The Warrant

As part of the consideration for the purchase and sale of the rights set forth above, the Company issued to Bryan Capital a Warrant to purchase 1,289,581 shares of the Common Stock at an exercise price of $1.33 per share. The Warrant expires October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits. Of the shares issued under the Warrant, 289,581, which are valued at $217,255, reflect the final payment of rent due under the Sublease.  The Warrant, as shown on the condensed consolidated statements of equity, was recorded in additional paid in capital with the corresponding activity included in the basis of the purchase price allocation of the property acquired.  See Note 15 – Stockholder’s Equity for additional information.

RubrYc

On August 23, 2021, the Company entered into a series of agreements with RubrYc Therapeutics, Inc. (“RubrYc”) described in more detail below:

Collaboration and License Agreement

The Company entered into a collaboration and licensing agreement (the “RTX-003 License Agreement”) with RubrYc to further develop RubrYc’s immune-oncology antibodies in its RTX-003 campaign.  Under the terms of the agreement, the Company is solely responsible for worldwide research and development activities for development of the RTX-003 antibodies for use in pharmaceutical products in all fields. Contingent upon receipt by RubrYc of funding of its Series A-2 preferred stock offering (see below), during the term of the RTX-003 License Agreement, RubrYc granted the Company an exclusive worldwide sublicensable royalty-bearing license under the patents controlled by RubrYc that cover the RTX-003 antibodies. The commercial license exclusively permits the Company to research, develop, make, have made, manufacture, use, distribute, sell, offer for sale, import, and export antibodies in RubrYc’s RTX-003. Under the terms and conditions of the RTX-003 License Agreement, the Company agreed to use commercially reasonable efforts to develop and commercialize RTX-003 antibodies. If the Company fails to achieve certain timing milestones for starting GMP manufacturing and dosing human patients under an IND, it could be required to make a payment to RubrYc on the date the milestone is missed and on each anniversary of such date until the milestone is achieved, provided that the milestone was missed due to its failure to exercise commercially reasonable efforts.

iBio Development Milestones are set forth below.
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

iBio Development Milestones are set forth below.
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

In November 2021, the Company announced that the first new target is being optimized using RubrYc’s artificial intelligence discovery platform.

Stock Purchase Agreement

In connection with the entry into the Collaboration Agreement and RTX-003 License Agreement, the Company also entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with RubrYc whereby the Company purchased 1,909,563 shares of RubrYc’s Series A-2 preferred stock “Series A-2 Preferred”) for $5,000,000 and agreed to acquire an additional 954,782 shares of RubrYc’s Series A-2 Preferred for $2,500,000 in the event certain conditions set forth in the Stock Purchase Agreement are satisfied as of December 1, 2021 and April 2, 2022. In connection with the Stock Purchase Agreement, the Company entered into the RubrYc Therapeutics, Inc. Second Amended and Restated Investors’ Rights Agreement (the “Investors’ Rights Agreement”), RubrYc Therapeutics, Inc. Second Amended and Restated Voting Agreement (the “Voting Agreement”) and the RubrYc Therapeutics, Inc. Second Amended and Restated Right of First Refusal and Co-Sale Agreement (the “Right of First Refusal and Co-Sale Agreement”).

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

The Company accounted for the agreements as an asset purchase and allocated the consideration to the various assets acquired.  Total consideration was calculated to be $7,500,000 as the Company determined that it was more likely than not that the defined conditions described above would be met and that the Company would acquire the second tranche of the Series A-2 Preferred. As of December 31, 2021, one of the defined conditions for the purchase of additional $2,500,000 was met; however, the second milestone which must be met by April 2, 2022, had not yet been met, but the Company continues to believe that it is more likely than not that it will be.

The Company allocated the purchase price of $7,500,000 as follows:

Preferred stock	$1,760,000
Intangible assets	4,300,000
Prepaid expenses	1,440,000
$7,500,000

At September 30, 2021, the Company recorded a liability of $2,500,000 for the acquisition of the second tranche of Series A-2 Preferred. As of December 31, 2021, the liability has not been paid.

6.   Convertible Promissory Note Receivable

On October 1, 2020, the Company entered into a master services agreement with Safi Biosolutions, Inc. (“Safi”). In addition, the Company invested $1.5 million in Safi in the form of a convertible promissory note (the "Note"). The Note bears interest at the rate of 5% per annum and is convertible into shares of Safi’s common stock (as defined). Principal and accrued interest mature on October 1, 2023.  For the three and six months ended December 31, 2021, interest income amounted to $19,000 and $38,000, respectively. As of December 31, 2021, and June 30, 2021, the Note balance and accrued interest totaled $1,594,000 and $1,556,000, respectively.

7.   Investments in Debt and Equity Securities

Debt Securities

Investments in debt securities consist of AA and A rated corporate bonds bearing interest at rates from 0.22% to 3.5% with maturities from January 2022 to November 2023. The components of investments in debt securities are as follows (in thousands):

	December 31,	June 30,
	2021	2021
Adjusted cost	$18,230	$19,603
Gross unrealized losses	(58)	(33)
Fair value	$18,172	$19,570

The fair value of available-for-sale debt securities, by contractual maturity, as of September 30, 2021, was as follows (in thousands):

	December 31,	June 30
	2021	2021
2022	$10,765	$11,430
2023	7,407	8,140
	$18,172	$19,570

Amortization of premiums paid on the debt securities amounted to $93,000 and $195,000 for the three and six months ended December 31, 2021, respectively.

Equity Security – at cost

As discussed above, the Company acquired Series A-2 Preferred shares of RubrYc valued at $1,760,000.  The Company classified the investment as noncurrent as it is management's intent not to sell the investment in the near term.

8.   Finance Lease ROU Assets

As discussed above, the Company adopted ASC 842 effective July 1, 2019, using the modified retrospective approach for all leases entered into before the effective date.

From January 13, 2016, until November 1, 2021, iBio CDMO leased its facility (the “Facility”) in Bryan, Texas as well as certain equipment from College Station under a sublease (the "Sublease"). The Sublease was terminated on November 1, 2021, when iBio CDMO acquired the Facility and became the tenant under the ground lease for the property upon which the Facility is located.

The economic substance of the Sublease was that the Company is financing the acquisition of the Facility and equipment. As the Sublease involved real estate and equipment, the Company separated the equipment component and accounted for the Facility and equipment as if each were leased separately.

In addition, the Company also leases a mobile office trailer.

See Note 13 – Finance Lease Obligation for more details of the terms of the leases.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	December 31,	June 30,
	2021	2021
ROU - Facility	$—	$25,907
ROU - Equipment	146	7,728
	146	33,635
Accumulated amortization	(37)	(7,524)
Net finance lease ROU	$109	$26,111

Amortization of finance lease ROU assets was approximately $147,000 and $415,000 for the three months ended December 31, 2021, and 2020. Amortization of finance lease ROU assets was approximately $563,000 and $830,000 for the six months ended December 31, 2021, and 2020, respectively.

9.   Operating Lease ROU Assets

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California.  Based on the terms of the lease payments, the Company recorded an operating lease right-of-use asset of $3,603,000.

On November 1, 2021, as discussed above, iBio CDMO acquired the Facility and became the tenant under the ground lease for the property upon which the Facility is located. Based on the terms of the lease payments, the Company recorded an operating lease right-of-use asset of $1,967,000.

See Note 14 - Operating Lease Obligation for additional information.

The following table summarizes by category the net carrying values of operating lease ROU (in thousands):

	December 31,	June 30,
	2021	2021
ROU - San Diego lease	$3,334	$—
ROU - Texas Facility ground lease	1,957	—
Net operating lease ROU	$5,291	$—

10.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	December 31,	June 30,
	2021	2021
Facility and improvements	$20,298	$1,517
Machinery and equipment	7,642	4,255
Office equipment and software	2,429	714
Construction in progress	4,560	3,367
	34,929	9,853
Accumulated depreciation	(2,048)	(1,225)
Net fixed assets	$32,881	$8,628

As discussed above, on November 1, 2021, iBio CDMO acquired the Facility and medical equipment.

Depreciation expense was approximately $517,000 and $114,000 for the three months ended December 31, 2021, and 2020, respectively. Depreciation expense was approximately $823,000 and $211,000 for the six months ended December 31, 2021, and 2020, respectively.

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

On August 23, 2021, the Company entered into a series of agreements with RubrYc described in more detail above (see Note 5 – Significant Transactions) whereby in exchange for a $7.5 million investment in RubrYc, the Company acquired a worldwide exclusive license to certain antibodies that RubrYc develops under what it calls its RTX-003 campaign, which are promising immuno-oncology antibodies that bind to the CD25 protein without interfering with the IL-2 signaling pathway thereby potentially depleting T regulatory (T reg) cells while enhancing T effector (T eff) cells and encouraging the immune system to attack cancer cells.  In addition, the Company also received preferred shares and an option for future collaboration licenses.

In January 2014, the Company entered into a license agreement with the University of Pittsburgh whereby iBio acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology") which license agreement was amended in August 2016 and again in December 2020. The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing an Investigational New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially was required to be met by December 1, 2015, and on November 2, 2020, was extended to be required to be met by December 31, 2021. On February 3, 2022, the license agreement with University of Pittsburgh was further amended. The deadline for the next milestone was extended to December 31, 2023. In addition, the amounts of the annual license maintenance fee and payment upon completion of various regulatory milestones were amended.

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairments during the six months ended December 31, 2021, and 2020.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	December 31,	June 30,
	2021	2021
Intellectual property – gross carrying value	$3,100	$3,100
Patents and licenses – gross carrying value	7,021	2,720
	10,121	5,820
Intellectual property – accumulated amortization	(2,789)	(2,711)
Patents and licenses – accumulated amortization	(2,291)	(2,157)
	(5,080)	(4,868)
Net intangible assets	$5,041	$952

Amortization expense was approximately $123,000 and $73,000 for the three months ended December 31, 2021, and 2020, respectively. Amortization expense was approximately $211,000 and $145,000 for the six months ended December 31, 2021, and 2020, respectively.

12.   Note Payable – PPP Loan

On April 16, 2020, the Company received $600,000 related to its filing under the Paycheck Protection Program (“PPP”) and Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The Company elected to treat the Small Business Administration (“SBA”) Loan as debt under ASC 470, “Debt”.

On July 21, 2021, iBio was granted forgiveness in repaying the loan.  In accordance with ASC 405-20-40, “Liabilities - Extinguishments of Liabilities – Derecognition”, the Company derecognized the liability and accrued interest in the first quarter of Fiscal 2022.  At June 30, 2021, the Company owed $600,000.

13.   Finance Lease Obligation

Sublease

As discussed above, until November 1, 2021, iBio CDMO leased the Facility as well as certain equipment from College Station under the Sublease.

The Sublease was terminated on November 1, 2021, when iBio CDMO acquired the Facility and became the tenant under the ground lease for the property upon which the Facility is located.  See Note 14 for additional information related to the ground lease.

Prior terms of the Sublease which determined the accounting through October 31, 2021, included:

●	The 34-year term of the Sublease was to expire in 2050 but could have been extended by iBio CDMO for a ten-year period, so long as iBio CDMO was not in default under the Sublease. Under the Sublease, iBio CDMO was required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent was subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The base rent under the Second Eastern Affiliate’s ground lease for the property was subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease would have increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CDMO was responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease. The Company incurred rent expense of $15,000 and $44,000 for the three months ended December 31, 2021, and 2020, respectively, and $64,000 and $86,000 for the six months ended December 31, 2021 and 2020, respectively.
●	In addition to the base rent, iBio CDMO was required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales were less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales were less than $10,000,000, then iBio CDMO was required to pay the amount that would have been payable if it had achieved such minimum gross sales and would pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. As the Company accounts for leases under ASC 842, the minimum percentage rent was included in the finance lease obligation through the acquisition on November 1, 2021.

Accrued expenses at December 31, 2021, and June 30, 2021 due College Station amounted to $0 and $847,000, respectively. General and administrative expenses related to Second Eastern Affiliate, including rent related to the increases in CPI and real estate taxes, were approximately $61,000 and $177,000 for the three months ended December 31, 2021, and 2020, respectively, and approximately $250,000 and $362,000 for the six months ended December 31, 2021 and 2020, respectively. Interest expense related to the College Station was approximately $202,000 and $612,000 for the three months ended December 31, 2021, and 2020, respectively, and approximately $810,000 and $1,226,000 for the six months ended December 31, 2021 and 2020, respectively.

Mobile Office Trailer

Commencing April 1, 2021, the Company is leasing a mobile office trailer at a monthly rental of $3,819 through March 1, 2024.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands).

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$147	$415
Interest on lease liabilities	206	612
CPI lease cost	15	44
Total lease cost	$368	$1,071

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance lease - CPI rent	$15	$44
Financing cash flows from finance lease obligations	$5,722	$74

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$563	$830
Interest on lease liabilities	815	1,226
CPI lease cost	64	86
Total lease cost	$1,442	$2,142

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance lease - CPI rent	$64	$86
Financing cash flows from finance lease obligations	$5,810	$147

	December 31,		June 30,
	2021		2021
Finance lease right-of-use assets	$109		$26,111
Finance lease obligation - current portion	$45		$367
Finance lease obligation - noncurrent portion	$51		$31,755
Weighted average remaining lease term - finance lease	2.25	years	28.58	years
Weighted average discount rate - finance lease obligation	6.25%		7.606%

Future minimum payments under the finance lease obligation are due as follows (in thousands):

Fiscal period ending on December 31:	Principal	Interest	Total
2022	$45	$5	$50
2023	40	2	42
2024	11	—	11

Total minimum lease payments	96	$7	$103
Less: current portion	(45)
Long-term portion of minimum lease obligations	$51

14.   Operating Lease Obligation

Texas Ground Lease

As discussed above, as part of the Transaction, iBio CDMO became the tenant under the Ground Lease Agreement for the Property until 2060 upon exercise of available extensions. The base rent payable under the Ground Lease Agreement, which was $151,450 for the prior year, is 6.5% of the Fair Market Value (as defined in the Ground Lease Agreement) of the Property. The Ground Lease Agreement includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature.

San Diego

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California.  Terms of the lease include the following:

●	The length of term of the lease is 88 months from the lease commencement date (as defined).
●	The lease commencement date was estimated to be on or around January 1, 2022.
●	The monthly rent for the first year of the lease is $51,223 and increases approximately 3% per year.
●	The lease provides for a base rent abatement for months two through five in the first year of the lease.
●	The landlord is providing a tenant improvement allowance of $81,860 to be used for improvements as specified in the lease.
●	The Company is responsible for other expenses such as electric, janitorial, etc.
●	The Company opened an irrevocable letter of credit in the amount of $188,844 in favor of the landlord. The letter of credit expires on October 8, 2022 and renews annually as required.

As discussed above, the lease provides for scheduled increases in base rent and scheduled rent abatements.  Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess (formerly classified as deferred rent) is shown as a reduction of the operating lease right-of-use asset in the accompanying balance sheet.  As the Company has already started making improvements to the facility, the rent expense will be recognized.

The following tables present the components of lease expense and supplemental balance sheet information related to the operating lease obligation (in thousands).

Three Months Ended
December 31,
2021
Operating lease cost:	$177
Total lease cost	$177

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$177
Operating cash flows from operating lease obligation	$10

Six Months Ended
December 31,
2021
Operating lease cost:	$212
Total lease cost	$212

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$212
Operating cash flows from operating lease obligation	$10

Future minimum payments under the operating lease obligation are due as follows (in thousands):

Fiscal period ending on December 31:	Principal	Imputed Interest	Total
2022	$160	$401	$561
2023	407	378	785
2024	456	347	803
2025	511	312	823
2026	570	148	718
Thereafter	3,456	3,391	6,847

Total minimum lease payments	5,560	$4,977	$10,537
Less: current portion	(160)
Long-term portion of minimum lease obligation	$5,400

15.   Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

iBio CMO Preferred Tracking Stock

On February 23, 2017, the Company entered into an exchange agreement with Bryan Capital pursuant to which the Company acquired substantially all of the interest in iBio CDMO held by Bryan Capital and issued one share of a newly created Preferred Tracking Stock, in exchange for 29,990,000 units of limited liability company interests of iBio CDMO held by Bryan Capital at an original issue price of $13 million. After giving effect to the transaction, the Company owned 99.99% and Bryan Capital owned 0.01% of iBio CDMO.

On February 23, 2017, the Board of Directors of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. The Preferred Tracking Stock accrued dividends at the rate of 2% per annum on the original issue price. Accrued dividends were cumulative and were payable if and when declared by the Board of Directors, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. No dividends were declared through October 31, 2021.

On November 1, 2021, iBio purchased the iBio CMO Preferred Tracking Stock held by Bryan Capital. No iBio CMO Preferred Tracking Stock remains outstanding. As a result, the iBio CDMO subsidiary and its intellectual property are now wholly owned by iBio. Accrued dividends totaled approximately $0 and $1,131,000 at December 31, 2021, and June 30, 2021, respectively.

Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred"), Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”) and Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”)

On June 20, 2018, the Board of Directors of the Company created the Series A Preferred and Series B Preferred Stock and designated 6,300 shares as Series A Preferred Stock. On June 26, 2018, the Company issued 6,300 shares of Series A Preferred and 5,785 shares of Series B Preferred Stock as part of a public offering. All of the issued shares of Series A Preferred were converted into an aggregate of 8,357,997 shares of the Common Stock and all of the issued Series B Preferred were converted into an aggregate of 28,935,000 shares of the Common Stock.

On October 28, 2019, the Board of Directors of the Company created the Series C Preferred. On October 29, 2019, the Company issued 4,510 shares of Series C Preferred as part of a public offering. All of the shares of Series C Preferred were converted into an aggregate of 22,550,000 shares of the Common Stock.

No shares of Series A Preferred, Series B Preferred or Series C Preferred remain outstanding.

Common Stock

The number of authorized shares of Common Stock is 275 million. In addition, on December 9, 2020, the stockholders of the Company approved the Company’s 2020 Omnibus Incentive Plan (the “2020 Plan”) and as of the filing date of this Report, the Company had reserved 32 million shares of Common Stock for issuance pursuant to the grant of new awards under the 2020 Plan.

Recent issuances of Common Stock include the following:

Vesting of Restricted Stock Units “RSUs”

In December 2021, RSUs for 103,003 shares of Common Stock were vested.

Exercise of Stock Options

In late September 2021, options for 84,500 shares of Common Stock were exercised.

Cantor Fitzgerald Underwriting

On November 25, 2020, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of Common Stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent (the “Sales Agent”). The issuance and sale, if any, of Common Stock by the Company under the Sales Agreement was made pursuant to our registration statement on Form S-3 (File No. 333-250973) (the “Registration Statement”), filed with the Securities and Exchange Commission on November 25, 2020.  The Registration Statement was declared effective by the Securities and Exchange Commission on December 7, 2020.

On December 8, 2020, the Company entered into the Underwriting Agreement with Cantor Fitzgerald, pursuant to which the Company (i) agreed to issue and sell in an underwritten public offering (the “Offering”) 29,661,017 shares of Common Stock to Cantor Fitzgerald and (ii) granted Cantor Fitzgerald an option for 30 days to purchase up to an additional 4,449,152 shares of Common Stock that may be sold upon the exercise of such option by Cantor Fitzgerald.  On December 10, 2020, this offering closed and the Company issued approximately 29.66 million shares of Common Stock for gross proceeds totaling approximately $35.2 million. The Company incurred costs of approximately $2.9 million.

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

Warrants

The Company issued 25,000,000 Series A Warrants and 25,000,000 Series B Warrants as part of its October 29, 2019, public offering. The Series A Warrants were exercisable at $0.22 per share, had a term of two years and were set to expire on October 29, 2021. The Series B Warrants were exercisable at $0.22 per share, had a term of seven years and were set to expire on October 29, 2026.

On February 20, 2020, the Company entered into a warrant amendment and exchange agreement (the “Warrant Exchange Agreement”) with certain holders (the “Warrant Holders”) of the Company’s Series A Warrants (the “Original Series A Warrants”) and Series B Warrants (the “Original Series B Warrants”).

From the date of the October, public offering through June 30, 2020, the Company issued 29.1 million shares of Common Stock for the exercise of various Warrants and received proceeds of $6.4 million. In addition, the Company issued 5.9 million shares of Common Stock for the cashless exercise of Warrants in which the “assumed proceeds” totaling $1.3 million were used to reduce the Company’s balances owed for the notes described above. Costs related to the exchange under the Warrant Exchange agreement totaled approximately $313,000 and were offset against additional paid-in capital.

As of December 31, 2020, there were no Original Series A Warrants or Original Series B Warrants outstanding.

The Warrant

As discussed above, the Company issued to Bryan Capital a Warrant to purchase 1,289,581 shares of the Common Stock of the Company at an exercise price of $1.33 per share. The Warrant expires October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits.

The Company estimated the fair value of the Warrant using the Black-Scholes model with the following assumptions:

Weighted average risk-free interest rate	0.23%
Dividend yield	0%
Volatility	136.9%
Expected term (in years)	4.95

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2021	2020	2021	2020
Basic and diluted numerator:

Net loss attributable to iBio, Inc.	$(11,920)	$(8,129)	$(20,859)	$(15,662)
Preferred stock dividends – iBio CMO Preferred Tracking Stock	(22)	(65)	(88)	(131)
Net loss available to iBio, Inc. stockholders	$(11,942)	$(8,194)	$(20,947)	$(15,793)

Basic and diluted denominator:

Weighted-average common shares outstanding	217,990	188,087	217,933	175,264

Per share amount	$(0.05)	$(0.04)	$(0.10)	$(0.09)

In Fiscal 2021 and Fiscal 2020, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of December 31, 2021, and 2020, shares issuable which could potentially dilute future earnings were as follows:

	December 31,
	2021	2020

	(in thousands)
Stock options	14,943	4,251
Restricted stock units	768	349
Warrant issued under the Transaction	1,290	—
Shares excluded from the calculation of diluted loss per share	17,001	4,600

17.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	December 31,
	2021	2020
Research and development	$164	$47
General and administrative	939	218
Total	$1,103	$265

	Six Months Ended
	December 31,
	2021	2020
Research and development	$275	$94
General and administrative	1,649	522
Total	$1,924	$616

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

On December 18, 2018, the Company’s stockholders, upon recommendation of the Board of Directors on November 9, 2018, approved the 2018 Plan. On March 5, 2020, at the Company's 2019 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 3.5 million shares to 6.5 million shares and to incorporate changes to include restricted stock units and performance-based awards as grant types issuable under the 2018 Plan. The total number of shares of Common Stock reserved under the 2018 Plan is 6.5 million. Stock options granted under the 2018 Plan may be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, or restricted stock and determined at the discretion of the Board of Directors.

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

Stock options issued under the plans during the three months ended September 30, 2021, were as follows:

●	On July 12, 2021, the Company granted a stock option agreement to an employee to purchase 25,000 shares of Common Stock at an exercise price of $1.35 per share. The option vests over a period of three years and expire on the tenth anniversary of the grant date.
●	On July 19, 2021, the Company granted a stock option agreement to an employee to purchase 25,000 shares of Common Stock at an exercise price of $1.41 per share. The option vests over a period of three years and expire on the tenth anniversary of the grant date.
●	On August 23, 2021, the Company granted a stock option agreement to a new member of its Board of Directors to purchase 100,000 shares of Common Stock at an exercise price of $1.26 per share. The option vests over a period of three years and expire on the tenth anniversary of the grant date.
●	On August 23, 2021, the Company granted stock option agreements to various employees to purchase 3,937,191 shares of Common Stock at an exercise price of $1.26 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On September 13, 2021, the Company granted a stock option agreement to an employee to purchase 50,000 shares of Common Stock at an exercise price of $1.16 per share. The option vests over a period of three years and expire on the tenth anniversary of the grant date.
●	On September 23, 2021, the Board of Directors approved an option grant award to Mr. Isett to purchase two million (2,000,000) shares of Common Stock with an exercise price of $1.17, which vest in equal monthly installments over a 36-month period following the grant date.
●	On September 30, 2021, the Company granted a stock option agreement to an employee to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share. The option vests over a period of three years and expire on the tenth anniversary of the grant date.

Stock options issued under the 2020 Plan during the three months ended December 31, 2021, were as follows:

●	On November 29, 2021, the Company granted a stock option agreement to a consultant to purchase 100,000 shares of Common Stock at an exercise price of $0.85 per share. The option vests over a period of eight months commencing in April 2022 and expire on the tenth anniversary of the grant date.
●	On December 9, 2021, the Company granted stock option agreements to various directors to purchase an aggregate of 872,000 shares of Common Stock at an exercise price of $0.69 per share. The options vest over a period of one year commencing in January 2022 and expire on the tenth anniversary of the grant date.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Weighted average risk-free interest rate	0.80% - 1.31%
Dividend yield	0%
Volatility	119.16 - 119.9%
Expected term (in years)	6

Restricted Stock Units “RSUs”

On August 23, 2021, the Company issued RSUs to acquire 105,723 shares of Common Stock for various employees at a market value of $1.26 per share. The RSUs vest over a four-year period. The grant-date fair value of the RSUs totaled approximately $133,000.

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

As of June 30, 2021, the Company held receivables related to the settlement in the amount of $10,200,000. This amount was recorded in the consolidated statement of operations and comprehensive loss as settlement income in Fiscal 2021.  The Company will recognize the $1.8 million of license revenue when it determines the collection of the license fees are reasonably assured in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 25 for subsequent event update. As of December 31, 2021, the receivables balance related to the settlement was $10,200,000.

19.   Related Party Transaction

KBI Consulting

On April 1, 2020, the Company entered into a consulting agreement with KBI Consulting for business support services provided by Mr. Isett's wife. Per the consulting agreement the business support services are billed at $5,800 per month. The Company terminated its agreement with KBI consulting effective March 31, 2021, at which time Mr. Isett’s wife became an employee of the Company. Consulting expenses totaled approximately $18,000 for the three months ended December 31, 2020, and approximately $35,000 for the six months ended December 31, 2020.

20.   Income Taxes

The Company recorded no income tax expense for the three and six months ended December 31, 2021, because the estimated annual effective tax rate was zero. As of December 31, 2021, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

22.   Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended December 31, 2021, and 2020, employer contributions made to the Plan totaled approximately $65,000 and $29,000, respectively, and $131,000 and $61,000 for the six months ended December 31, 2021 and 2020, respectively.

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

	Biopharmaceuticals	Bioprocessing
Three Months Ended December 31, 2021 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$—	$168	$—	$168
Revenues - intersegment	94	430	(524)	—
Cost of goods sold	—	113	—	113
Gross profit	94	485	(524)	55
Research and development	2,213	1,549	(431)	3,331
General and administrative	4,832	3,623	(93)	8,362
Operating loss	(6,950)	(4,688)	—	(11,638)
Interest expense	—	(328)	—	(328)
Interest and other income	41	5	—	46
Consolidated net loss	(6,909)	(5,011)	—	(11,920)
Total assets	172,004	37,633	(83,189)	126,448
Finance lease ROU assets	—	109	—	109
Operating lease ROU assets	3,334	1,957	—	5,291
Fixed assets, net	600	32,281	—	32,881
Intangible assets, net	5,041	—	—	5,041
Amortization of ROU assets	—	147	—	147
Depreciation expense	—	517	—	517
Amortization of intangible assets	123	—	—	123

	Biopharmaceuticals	Bioprocessing
Three Months Ended December 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$190	$515	$—	$705
Revenues - intersegment	238	288	(526)	—
Cost of goods sold	215	(4)	—	211
Gross profit	213	807	(526)	494
Research and development	373	2,302	(301)	2,374
General and administrative	2,971	2,919	(225)	5,665
Operating loss	(3,131)	(4,414)	—	(7,545)
Interest expense	—	(615)	—	(615)
Interest and other income	29	—	—	29
Consolidated net loss	(3,102)	(5,029)	—	(8,131)
Total assets	163,991	33,789	(52,374)	145,406
Finance lease ROU assets	—	26,786	—	26,786
Fixed assets, net	—	5,010	—	5,010
Intangible assets, net	1,185	—	—	1,185
Amortization of ROU assets	—	415	—	415
Depreciation expense	—	114	—	114
Amortization of intangible assets	73	—	—	73

	Biopharmaceuticals	Bioprocessing
Six Months Ended December 31, 2021 (in thousands)	(iBio, Inc.)	(iBio CDMO)	Eliminations	Total

Revenues - external customers	$84	$295	$—	$379
Revenues - intersegment	176	885	(1,061)	—
Cost of goods sold	—	153	—	153
Gross profit	260	1,027	(1,061)	226
Research and development	3,734	3,016	(908)	5,842
General and administrative	8,316	6,833	(153)	14,996
Operating loss	(11,789)	(8,823)	—	(20,612)
Interest expense	—	(937)	—	(937)
Forgiveness of note payable and accrued interest	—	607	—	607
Interest and other income	77	5	—	82
Consolidated net loss	(11,712)	(9,148)	—	(20,860)
Total assets	172,004	37,633	(83,189)	126,448
Finance lease ROU assets	—	109	—	109
Operating lease ROU assets	3,334	1,957	—	5,291
Fixed assets, net	600	32,281	—	32,881
Intangible assets, net	5,041	—	—	5,041
Amortization of ROU assets	—	563	—	563
Depreciation expense	—	823	—	823
Amortization of intangible assets	211	—	—	211

	Biopharmaceuticals	Bioprocessing
Six Months Ended December 31, 2020 (in thousands)	(iBio, Inc.)	(iBio CDMO)	Eliminations	Total

Revenues - external customers	$397	$718	$—	$1,115
Revenues - intersegment	476	498	(974)	—
Cost of goods sold	269	49	—	318
Gross profit	604	1,167	(974)	797
Research and development	608	4,147	(519)	4,236
General and administrative	5,643	5,842	(455)	11,030
Operating loss	(5,647)	(8,822)	—	(14,469)
Interest expense	—	(1,229)	—	(1,229)
Interest and other income	32	1	—	33
Consolidated net loss	(5,615)	(10,050)	—	(15,665)
Total assets	163,991	33,789	(52,374)	145,406
Finance lease ROU assets	—	26,786	—	26,786
Fixed assets, net	—	5,010	—	5,010
Intangible assets, net	1,185	—	—	1,185
Amortization of ROU assets	—	830	—	830
Depreciation expense	—	211	—	211
Amortization of intangible assets	145	—	—	145

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

The reclassifications did not have any impact to consolidated operating income (loss), net income (loss), cash flows or earnings per share. The following tables illustrate the reclassifications and financial impact on the various line items impacted on the Condensed Consolidated Statement of Operations and Segment Reporting, as follows:

Statement of Operations Reclassifications

	Three Months Ended
(In thousands)	December 31, 2020
Operating expense:	As Reported	Adjustment	As Revised	% Change
Cost of goods sold	$—	211	$211	100%
Research and Development	2,444	(70)	2,374	(3)%
General and administrative	5,806	(141)	5,665	(2)%
Total operating expenses	$8,250		$8,250

	Six Months Ended
(In thousands)	December 31, 2020
Operating expense:	As Reported	Adjustment	As Revised	% Change
Cost of goods sold	$—	318	$318	100%
Research and Development	4,206	30	4,236	1%
General and administrative	11,378	(348)	11,030	(3)%
	$15,584		$15,584

Segment Reporting Reclassification

As Reported:
Three Months Ended December 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Cost of goods sold	$—	$—	$—	$—
Research and Development	525	2,220	(301)	2,444
General and administrative	2,981	3,050	(225)	5,806

As Revised:
Three Months Ended December 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Cost of goods sold	$215	$(4)	$—	$211
Research and Development	373	2,302	(301)	2,374
General and administrative	2,971	2,919	(225)	5,665

As Reported:
Six Months Ended December 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Cost of goods sold	$—	$—	$—	$—
Research and Development	867	3,858	(519)	4,206
General and administrative	5,653	6,180	(455)	11,378

As Revised:
Six Months Ended December 31, 2020 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total
Cost of goods sold	$269	$49	$—	$318
Research and Development	608	4,147	(519)	4,236
General and administrative	5,643	5,842	(455)	11,030

25.   Subsequent Events

Issuances of stock options

On January 16, 2022, the Company granted stock option agreements to two consultants to purchase a total of 30,000 shares of Common Stock at an exercise price of $0.52 per share. The option vests over a period of one year and expires on the tenth anniversary of the grant date.

Fraunhofer License Agreement

On February 9, 2022, the Company received the first $900,000 payment under the license agreement with FhUSA. The Company has determined that the collection of the license fees is reasonably assured and, in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the Company will recognize license revenue related to the license fees and record a receivable for the second payment in the third quarter of 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in our Annual Report on Form 10-K for the year ended June 30, 2021, as filed with the SEC on September 28, 2021 (the “Annual Report”). Unless the context requires otherwise, references in this Report to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

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

Overview

We are a developer of next-generation biopharmaceuticals and the pioneer of the sustainable FastPharming Manufacturing System ®. We apply our technologies to research and develop novel product candidates to treat or prevent fibrotic diseases, cancers, and infectious diseases. We use our FastPharming Manufacturing System (“FastPharming” or the “FastPharming System”) and Glycaneering Services TM to help rapidly and cost effectively build a portfolio of biologic drug candidates as well as to create proteins for others by contract or via the Company’s catalog.

The FastPharming System is our proprietary approach to plant-made pharmaceutical and protein production. It uses hydroponically grown, transiently-transfected plants, (typically Nicotiana benthamiana, a relative of the tobacco plant), novel expression vectors, a large-scale transient transfection method, and other technologies that can be used to produce complex therapeutic proteins emerging from our own, our clients’ and our potential clients’ pipelines.  We believe the FastPharming System enables biologics production that is faster, more cost-effective and more environmentally friendly than other approaches.

We operate in two segments: (i) Biopharmaceuticals: our biologics development and licensing segment which is focused on drug development in two primary areas: Therapeutics (currently Fibrotics and Oncology) and Vaccines (human and animal health vaccines), and (ii) Bioprocessing: focused on two business lines: Services and Research & Bioprocess Products (“RBP”).

Biopharmaceuticals:

Our Biopharmaceutical segment currently focuses on developing products using the FastPharming System in the follow areas:

Therapeutics

Anti-Fibrotics

Fibrosis is a pathological disorder in which connective tissue replaces normal parenchymal tissue to the extent that it goes unchecked, leading to considerable tissue remodeling and the formation of permanent scar tissue. Fibrosis can occur in many tissues within the body, including the lungs (e.g., idiopathic pulmonary fibrosis (“IPF”) and skin (e.g., systemic scleroderma).

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

Our Glycaneering Services provides an opportunity to develop cancer treatments with enhanced potency.

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

Animal Health:  Classical Swine Fever

Classical swine fever (“CSF”) is a contagious, often fatal disease affecting both feral and domesticated pigs. Outbreaks in Europe, Asia, Africa, and South America have not only adversely impacted animal health and food security but have also had severe socioeconomic impacts on both the pig industry worldwide and small-scale pig farming. Currently available vaccines can be efficient at triggering rapid animal immune response and protecting swine populations when combined with culling of infected pigs, but do not allow the differentiation of infected from vaccinated animals (“DIVA”), nor are they approved for use in the United States. The development of DIVA-compatible and efficacious vaccination solutions remains a top priority to prevent the economic impacts of a CSF outbreak including supply disruptions, export restrictions and reduced food security.

Our current portfolio of Biopharmaceutical products consists of the following:

Bioprocessing:

Services

Our contract development and manufacturing services use our FastPharming and Glycaneering intellectual property and know how to develop or manufacture proteins for others per a contract or to provide bioprocess services.

Research & Bioprocess Products

We are developing proteins for use in cutting-edge research and cGMP manufacturing where the demand for high-quality products continues to evolve. We offer recombinant proteins for third parties on a catalog and custom basis. These catalog products often can lead to opportunities to provide CDMO services or identify in-licensing opportunities for our proprietary biotech pipeline.

Recent Developments

IBIO-202 COVID Vaccine

iBio recently received the U.S. Food and Drug Administration’s (“FDA”) response to its pre-investigational new drug (“IND”) package for IBIO-202. In light of the waning periods of SARS-CoV-2 immunity provided by commercially available first-generation vaccines, all of which target the mutable spike protein, the Company is moving forward with IND-enabling studies of IBIO-202, its nucleocapsid antigen-based, intramuscularly delivered COVID-19 vaccine candidate. Pending the outcome of those studies, iBio plans to file an IND application with the U.S. Food and Drug Administration before the end of calendar 2022.

Commercially available first-generation vaccines target the frequently mutating spike ("S") protein, resulting in waning periods of immunity and the spread of new variants.1 These developments have prompted the World Health Organization to state that, “a vaccination strategy based on repeated booster doses of the original vaccine composition is unlikely to be appropriate or sustainable.” 2

1 Goldberg, et al. Protection and waning of natural and hybrid COVID-19 immunity. https://www.medrxiv.org/content/10.1101/2021.12.04.21267114v1

2  https://www.who.int/news/item/11-01-2022-interim-statement-on-covid-19-vaccines-in-the-context-of-the-circulation-of-the-omicron-sars-cov-2-variant-from-the-who-technical-advisory-group-on-covid-19-vaccine-composition

Meanwhile, evidence continues to emerge that “N-, not S-, reactive T cells appear to play a protective role” for SARS-CoV-2 and potentially other beta coronaviruses as well. 3

On November 15, 2021, we announced that we entered into a collaboration with a leading innovator of microarray patch systems, which are a painless alternative to intramuscular (“IM”) injections. The first objective of the collaboration is to evaluate feasibility of intradermal delivery of IBIO-202. If successful, the partnership has the potential to drive improved patient access, and possibly enable patient self-administration. This initiative is not expected to impact the clinical development timeline for IBIO-202.

IBIO-101

iBio continues to advance its IL-2 sparing anti-CD25 antibody, IBIO-101, and anticipates moving the program from the lead optimization to IND-enabling stage before the middle of calendar 2022.

Oncology Discovery Programs

We added six new immuno-oncology assets to our pipeline in just the six months since we initiated our new biopharmaceutical discovery and development capability in San Diego. Our most recent addition in this past quarter – a monoclonal antibody designed with machine learning tools - progressed the fastest and has already moved into the late discovery stage.

On November 15, 2021, we announced that we entered into a collaboration with the University of Texas Southwestern (“UTSW”) to jointly research the potential of iBio’s IBIO-100 to treat solid tumors. Among all the stromal cells that present in the tumor microenvironment, cancer-associated fibroblasts (“CAFs”) are one of the most abundant and critical components of tumor tissue, which provide physical support for tumor cells and can promote or retard tumorigenesis in a context-dependent manner. CAFs are also involved in the modulation of many components of the immune system, and recent studies have revealed their roles in immune evasion and poor responses to cancer immunotherapy.4  In addition, CAF response to chemotherapy is highly variable.5 Through a series of planned in vitro and in vivo studies, the collaboration will evaluate the potential of the anti-fibrotic effects of our endostatin E4 molecule to improve the efficacy of concomitant treatments, such as chemotherapy and immunotherapy, in cancer models with a fibrotic component. Initial data from the collaboration is expected in the second half of calendar 2022.

IBIO-100

The Company’s endostatin E4 molecule for fibrotic diseases (IBIO-100) is subject to an exclusive, worldwide license to certain patents and related intellectual property granted to it by the University of Pittsburgh. In February 2022, the parties signed an amended license agreement that extends a number of milestone-related deadlines. Given the additional flexibility provided by the amended agreement, and in support of its efforts to extend its cash runway, the Company has decided to appropriately pace the progression of IBIO-100 through the lead optimization stage.

IBIO-400

The life-phase of an oral immunogenicity study of IBIO-400, the Company’s Classical Swine Fever vaccine candidate, was completed at Texas A&M University Systems’ laboratories. Next steps will be determined pending analysis of the data.

Annual Shareholder Meeting

On January 31, 2022, we reconvened our 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”), which had previously been adjourned on December 9, 2021 and again on December 22, 2021 to allow more stockholders to consider and vote on: (i) Proposal 4–Approval of an amendment to our Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of Common Stock, at a ratio of one (1) share of Common Stock for every ten (10) shares of Common Stock (the “Reverse Stock Split”), and (ii) Proposal 5–Approval of an amendment to our Certificate of Incorporation, as amended, to decrease, concurrent with and conditioned upon the effectiveness of the Reverse Stock Split, the number of authorized shares of our Common Stock from 275,000,000 to 55,000,000. Based on the tabulation of votes, Proposals 4 and 5 did not receive the requisite votes and did not pass.

3 Kundu, R., Narean, J.S., Wang, L. et al. Cross-reactive memory T cells associate with protection against SARS-CoV-2 infection in COVID-19 contacts. Nat Commun 13, 80 (2022)

4 Liu, T., Han, C., Wang, S. et al. Cancer-associated fibroblasts: an emerging target of anti-cancer immunotherapy. J Hematol Oncol 12, 86 (2019). https://doi.org/10.1186/s13045-019-0770-1

5 Sonnenberg, M., van der Kuip, H., Haubeiß, S. et al. Highly variable response to cytotoxic chemotherapy in carcinoma-associated fibroblasts (CAFs) from lung and breast. BMC Cancer 8, 364 (2008). https://doi.org/10.1186/1471-2407-8-364

Although approximately 65% of the shares voted (including abstentions and withheld votes) were voted in favor of Proposal 4 and approximately 68% of the shares voted (including abstentions and withheld votes) were voted in favor of Proposal 5, the Company did not have the requisite stockholder votes to approve the proposals. We plan to continue to work on solutions to overcome structural impediments to implementation of the will of our stockholders.

At the 2021 Annual Meeting held on December 9, 2021, the stockholders (i) approved the election of General (Ret.) James T. Hill, Thomas F. Isett and Evert Schimmelpennink to serve a three year term; (ii) ratified the appointment of CohnReznick LLP as our independent registered public accounting firm for the year ending June 30, 2022; (iii) approved, on an advisory, non-binding basis, the compensation of our named executive officers (“say-on-pay”), as disclosed in our Definitive Proxy Statement; and (iv) approved the adjournment of the 2021 Annual Meeting, if the Board of Directors determines it to be necessary or appropriate, to solicit additional proxies if there are not sufficient votes in favor of either Proposals (4) or (5).

Amendment to Bylaws

On January 26, 2022, our Board of Directors (the “Board”) adopted resolutions to amend and restate the Company’s First Amended and Restated Bylaws to provide that the holders of one-third of our shares of the capital stock issued and outstanding and entitled to vote at all meetings of the stockholders, present in person, present by means of remote communication in a manner, if any, authorized by the Board of Directors in its sole discretion, or represented by proxy, will constitute a quorum for the transaction of business.

In addition, the Second Amended and Restated Bylaws now include a new exclusive forum selection clause. The provision provides that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Company Law, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located within the state of Delaware, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. In addition, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended; however, this provision does not apply to claims arising exclusively under the Securities Exchange Act of 1934, as amended, or the Investment Company Act of 1940, as amended, or any other claim for which the federal courts have exclusive jurisdiction.

Facility Purchase

On November 1, 2021, we purchased the manufacturing facility (the “Facility”) we had previously operated under a lease from two affiliates of Eastern Capital Limited (the “Eastern Affiliates”). We also acquired the approximate 30% equity interest (after conversion) in iBio CDMO held by the Eastern Affiliates, became the lessee under the ground lease for the property upon which the Facility is located and terminated the Sublease we had entered into with the Eastern Affiliates. As a result, the subsidiary and its intellectual property are now wholly owned by us. The total purchase price for the Facility, the termination of the Sublease and other agreements among the parties, and the equity described below is $28,750,000, which was paid $28,000,000 in cash and by the issuance to Bryan Capital Investors LLC, an affiliate of the Eastern Affiliates a five-year warrant to purchase 1,289,581 shares of our common stock at an exercise price of $1.33 per share. In connection with the purchase of the Facility, we entered into a Credit Agreement, dated November 1, 2021 (the “Credit Agreement”), with Woodforest National Bank (“Woodforest”) pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan is evidenced by a Term Note (the “Term Note”). The Term Loan was advanced in full on the closing date. The Term Loan bears interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest is payable monthly beginning November 5, 2021.  Principal on the Term Loan is payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provides that it may be prepaid by iBio CDMO at any time and provides for mandatory prepayment upon certain circumstances. The Term Loan is secured by a lien on all of the assets of iBio CDMO and we guaranteed payments of the obligations owed under the Term Loan. See Note 5 for more detail.

This Transaction provided us strategic, operational, and financial flexibility. Resolving the relationship with the Seller provided clarity on technological and operational ownership so we can continue growing our team in Texas, as well as driving further adoption of FastPharming as the green alternative to traditional mammalian cell culture bioproduction around the globe. The Transaction also enabled us to explore entering a sale-leaseback transaction that, if successful, would provide non-dilutive capital that could be used to expand the facility.

Results of Operations - Comparison of the three months ended December 31, 2021, and 2020

Revenue

Revenues for the three months ended December 31, 2021, and 2020 were approximately $0.2 million and $0.7 million respectively, a decrease of approximately $0.5 million. We expect revenue to be variable, quarter to quarter since we are currently dependent on a small number of customers and revenue recognition often occurs when a task or job is entirely complete. We recognized 100% of revenues from four customers in Q2 2021 and in Q2 of 2020, however the size of the contracts in 2021 were smaller leading to a decrease in revenue compared to Q2 of 2020.

Gross Profit

Gross profit for the three months ended December 31, 2021, and 2020 was $0.1 million and $0.5 million, respectively, a decrease of approximately $0.4 million.  Gross profit percentage was 32.7% for the three months ended December 31, 2021, and 70.1% for the three months ended December 31, 2020. The decrease in gross profit percentage was largely due to the completion in 2020 of a small number of larger gross profit projects.

Research and Development Expenses (“R&D”)

Research and development expenses for the three months ended December 31, 2021, and 2020 were $3.3 million and $2.4 million, respectively, an increase of approximately $0.9 million. The increase was primarily related to increases in personnel and other expenses to support our development of a portfolio of proprietary therapeutics and vaccines, the investment into the San Diego facility and investments for iBio 101.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the three months ended December 31, 2021, and 2020 were approximately $8.4 million and $5.7 million, respectively, an increase of $2.7 million. The increase resulted primarily from an increase in headcount and consulting costs to increase production capability and support the portfolio of proprietary therapeutics and vaccines.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended December 31, 2021, were approximately $11.7 million, compared to approximately $8.0 million in the same period of 2021.

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

Total Other Income (expense) for the three months ended December 31, 2021, and 2020 was approximately ($0.3) million and ($0.6) million respectively. For the three months ended December 31, 2021, Total Other Income primarily included interest expense of approximately $0.3 million. For the three months ended December 31, 2020, Total Other Expense primarily included interest expense of approximately $0.6 million incurred under the finance lease.

Net Loss Attributable to Noncontrolling Interest

This represents the share of the loss in iBio CDMO for an affiliate of Eastern (the “Eastern Affiliate”) the three months ended December 31, 2021, and 2020.

Net Loss Attributable to iBio, Inc. Stockholders

Net loss attributable to iBio, Inc. stockholders for the three months ended December 31, 2021, was ($12.0) million, or ($0.05) per share and includes preferred stock dividends for iBio CMO Tracking Stock of approximately $22,000. Net loss available to iBio, Inc. stockholders for the three months ended December 31, 2020, was approximately ($8.2) million or ($0.04) per share, and included preferred stock dividends for iBio CMO Tracking Stock of approximately $65,000.

Results of Operations - Comparison of the six months ended December 31, 2021, and 2020

Revenue

Revenues for the six months ended December 31, 2021, and 2020 were approximately $0.4 million and $1.1 million, respectively, a decrease of approximately ($0.7) million. We expect revenue to be variable, quarter to quarter since we are currently dependent on a small number of customers and revenue recognition often occurs when a task or job is entirely complete. We recognized 100% of revenues from six customers in the first half of 2021 compared to four in the first half of 2020; however, the size of the contracts in 2021 were smaller leading to a decrease in revenue compared to the first half of 2020.

Gross Profit

Gross profit for the six months ended December 31, 2021, and 2020 was $0.2 million and $0.8 million, respectively, a decrease of approximately ($0.6) million.  Gross profit percentage was 59.6% for the six months ended December 31, 2021, and 71.5% for the six months ended December 31, 2020. The decrease in gross profit percentage was largely due to the completion in 2020 of a small number of larger gross profit projects.

Research and Development Expenses (“R&D”)

Research and development expenses for the six months ended December 31, 2021, and 2020 were $5.8 million and $4.2 million, respectively, an increase of approximately $1.6 million. The increase was primarily related to increases in personnel and other expenses to support our development of a portfolio of proprietary therapeutics and vaccines, the investment into the San Diego facility and investments for iBio 101.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the six months ended December 31, 2021, and 2020 were approximately $15.0 million and $11.0 million, respectively, an increase of $4.0 million. The increase resulted primarily from an increase in headcount and consulting costs to increase production capability and support the portfolio of proprietary therapeutics and vaccines.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the six months ended December 31, 2021, were approximately $20.8 million, compared to approximately $15.3 million in the same period of 2021.

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

Total Other Income (expense) for the six months ended December 31, 2021, and 2020 was approximately ($0.2) million and ($1.2) million, respectively. For the six months ended December 31, 2021, Total Other Income (expense) primarily included interest expense of approximately $1.1 million incurred under the finance lease offset by $0.6 million of Forgiveness of note payable and accrued interest and $0.3 million of interest income. For the six months ended December 31, 2020, Total Other Expense primarily included interest expense of approximately ($1.2) million incurred under the finance lease.

Net Loss Attributable to Noncontrolling Interest

This represents the share of the loss in iBio CDMO for an affiliate of Eastern (the “Eastern Affiliate”) the six months ended December 31, 2021, and 2020.

Net Loss Attributable to iBio, Inc. Stockholders

Net loss attributable to iBio, Inc. stockholders for the six months ended December 31, 2021, was approximately ($20.9) million, or ($0.10) per share and includes preferred stock dividends for iBio CMO Tracking Stock of approximately $88,000. Net loss available to iBio, Inc. stockholders for the six months ended December 31, 2020, was approximately ($15.7) million or ($0.09) per share and included preferred stock dividends for iBio CMO Tracking Stock of approximately $131,000.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents plus debt securities of approximately $57.4 million, excluding $5.9 million of restricted cash as compared to $97 million as of June 30, 2021. Management believes the Company has adequate cash to support the Company’s activities through at least September 30, 2023.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately ($20.0) million for the six months ended December 31, 2021. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was approximately ($6.1) million for the six months ended December 31, 2021 was attributable to the redemption of $5.5 million of debt securities offset by the purchase of debt securities ($4.3) million, the purchase of fixed assets ($3.2) million and the agreements entered into with RubrYc Therapeutics, Inc. which resulted in the purchase of equity securities of ($1.2) million and additions of intangible assets of ($2.9) million. Refer to Note 5 – Significant Transactions for details.

Net Cash Used in Financing Activities

Net used in financing activities during the six months ended December 31, 2021, was approximately ($6.1) million and mainly attributable to the Payment of Finance Lease Obligations related to the purchase of the manufacturing facility of ($5.8) million and ($0.3M) in debt financing costs.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of December 31, 2021, our accumulated deficit was approximately $(194.8) million and we used approximately ($20.0) million of cash for operating activities during the six months ended December 31, 2021.

Based on management projections and on the total cash and cash equivalents plus investments in debt securities of approximately $57.4 million excluding restricted cash of $5.9 million as of December 31, 2021, management believes the Company has adequate cash to support the Company’s activities through at least September 30, 2023.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2021, we were not involved in any SPE transactions.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2021, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

●	Valuation of intellectual property;
●	Revenue recognition;
●	Liquidity assertions;
●	Useful lives of fixed assets;
●	Lease accounting;
●	Legal and contractual contingencies;
●	Research and development expenses; and
●	Share-based compensation expenses.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2021.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our net loss attributable to iBio Inc. was approximately $23.2 million and $16.4 million for 2021 and 2020 and approximately $11.9 million and $8.2 million for the three months ended December 31, 2021, and 2020, respectively, and approximately $20.9 million and $15.8 million for the six months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of approximately ($194.5) million.

To date, we have financed our operations primarily through the sale of common stock, preferred stock, warrants and securing a Term Loan. We have devoted substantially all of our efforts to research and development, including the development and validation of our technologies, our CDMO facilities, and the development of a proprietary therapeutic product against fibrosis and COVID-19 vaccines based upon our technologies. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and may incur operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if we:

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

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. We currently have no committed sources of funding.  On November 25, 2020, we entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent (the “Sales Agent”). There can be no assurance that we will meet the requirements to be able to sell securities pursuant to the Sales Agreement, or if we meet the requirements that we will be able to raise sufficient funds on favorable terms. If we are unable to raise capital in sufficient amounts when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

Given that our total cash and investments in debt securities as of December 31, 2021, was approximately $57.4 million excluding $5.9M in restricted cash, we believe we have adequate cash to support our current operations; however, in order to implement our long term operating plans, we will need to raise additional funds. We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies and proprietary products (which is not anticipated to be generated, if ever, in the near future), license and collaboration arrangements related to the operation of iBio CDMO, and through proceeds from the sale of additional equity or other securities. We cannot be certain that such funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.

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

We are authorized to issue 275,000,000 shares of Common Stock, of which approximately 218,060,597 shares of Common Stock were issued and outstanding as December 31, 2021. At December 31, 2021, 36 million common shares were reserved for issuance of shares upon exercise of outstanding options or reserved for future issuance of common shares under our equity incentive plans. If all of these securities were exercised it would leave 21 million authorized but unissued shares of common stock.

As a result of our limited number of our authorized and unissued shares of Common Stock, we may have insufficient shares of Common Stock available to issue in connection with any future equity financing transactions or strategic transactions we may seek to undertake. Accordingly, we will likely take steps in the near future to increase our number of available shares, which may include seeking stockholder approval of an increase in our authorized number of shares of common stock or a reverse stock split. At our annual meeting of stockholders held on December 9, 2020, we sought but did not obtain approval of an increase in our authorized number of shares of common stock from 275,000,000 to 425,000,000. At the 2021 Annual Meeting, we sought but did not obtain approval of a reverse stock split which if effected would have resulted in additional shares of unissued authorized Common Stock becoming available for issuance but did not obtain approval to effect a reverse stock split.  Although we intend to continue to seek alternatives that will allow us to increase the number of unissued authorized Common Stock becoming available for issuance, there can be no assurance that we will be successful in seeking approval for such actions. If not, we may need to rely on debt for growth capital or take other steps necessary to raise capital or reduce operations.

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

If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Debt financing, if available, would result in increased fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Any debt financing or additional equity that we raise may contain terms, such as liquidation and other preferences, which are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, our business, operating results, financial condition and prospects could be materially and adversely affected, and we may be unable to continue our operations.

To the extent that we raise additional capital through a public or private offering and sale of equity securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. We are authorized to issue 275,000,000 shares of common stock, of which at December 31, 2021, approximately 218,060,597 shares of common stock were issued and outstanding and 36 million common shares were reserved for issuance of shares upon exercise of outstanding options or reserved for future issuance of common shares under our equity incentive plans. If all of these securities were exercised it would leave 21 million authorized but unissued shares of common stock. Accordingly, we will be able to issue up to approximately 21 million additional shares of common stock and 1 million shares of preferred stock based on our current authorized number of shares of common stock. Currently, 16,596 shares of Preferred Stock remain designated as specific classes, but the Company has no intention of issuing these to the public again. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

The Credit Agreement contains, and our future indebtedness agreements may contain covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. The Credit Agreement requires maintaining $10,000,000 of unrestricted cash and cash equivalents and restricts iBio CDMO’s ability to:

●	incur, assume or guarantee additional Debt (as defined in the Credit Agreement);

●	repurchase capital stock;

●	make other restricted payments including, without limitation, paying dividends and making investments;

●	create Liens (as defined in the Credit Agreement); and

●	sell or otherwise dispose of assets;

If we are found to have failed to comply with our obligations in the agreements under which we license intellectual property rights from third parties or otherwise experience disruptions to our business relationships with our licensors, we could lose intellectual property rights that are important to our business.

We are a party to an exclusive license agreement with University of Pittsburgh, as well as a non-exclusive license agreement with the University of Natural Resources and Life Sciences, Vienna, and an exclusive license agreement with RubrYc and a collaboration, option and license agreement with RubrYc  and may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our lead products or other product candidates that we may identify. Our license agreements impose, and we expect that future license agreements will impose, various development, diligence, commercialization, and other obligations on us. Our prospects for our fibrosis product candidate (IBIO-100), which is now one of our primary focuses, is significantly dependent upon our license agreement with the University of Pittsburgh. The license grants us exclusive, worldwide rights to certain existing patents and related intellectual property that cover fibrosis. If we breach the terms of the license, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones and by certain deadlines or other factors, University of Pittsburgh has the right to terminate the license. Under the terms and conditions of the license agreement, as amended, we have agreed to use our best efforts to bring the licensed technology to market as soon as practicable, consistent with sound and reasonable business practice and judgment, and to continue active, diligent marketing efforts for the licensed technology throughout the term of this Agreement. In addition, this license agreement, as amended sets forth the following specific milestone completion deadlines: filing an investigational new drug application by December 31, 2023, enrollment of first patient in a Phase 1 clinical trial by June 30, 2024, enrollment of first patient in a Phase 2 clinical trial by September 30, 2025, enrollment of first patient in a Phase 3 clinical trial by September 30, 2028 and filing of a Biologics License Application or foreign equivalent by March 31, 2032. Although we intend to commence initiation of IND-enabling studies in fiscal 2022, there can be no assurance that we will complete the necessary studies in order to allow for us to file an IND by December 31, 2023.  If we were to lose or otherwise be unable to maintain the license on acceptable terms or find that it is necessary or appropriate to secure new licenses from other third parties, we may not be able to further develop or market IBIO-100.

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

Item 5. Other Information.

On February 8, 2022, we executed the Third Amendment, dated as of February 2, 2022 (“Third Amendment”), to the Exclusive License Agreement (the “License Agreement”) by and between us and the University of Pittsburgh – of the Commonwealth System of Higher Education (the “University”), originally effective January 14, 2014, as amended on August 11, 2016 and November 2, 2020, which granted us an exclusive worldwide license to develop and commercialize the licensed technology for the treatment of human and veterinary fibrosis (the “Field”).

The Third Amendment amended and extended the dates of certain clinical development and regulatory milestones to which we are obligated to adhere. The  specific milestone completion deadlines as amended are as follows: filing an investigational new drug application of foreign equivalent by December 31, 2023; enrollment of first patient in a Phase 1 clinical trial or foreign equivalent by June 30, 2024; enrollment of first patient in a Phase 2 clinical trial by September 30, 2025; enrollment of first patient in a Phase 3 clinical trial by September 30, 2028; and filing of a Biologics License Application or foreign equivalent by March 31, 2032.

Under the terms of the Third Amendment, the University is eligible to receive from the Company (i) certain annual maintenance fees until the first net sales of products using the licensed technology in the Field occur and (ii) up to an aggregate of $1,900,000 in clinical development and regulatory milestone payments.

Item 6.  Exhibits.

HIDDEN_ROW
Exhibit No.	Description

3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 - File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2018 - File No. 001-35023)

3.3

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 - File No. 001-35023)

3.4

First Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2009 - File No. 000-53125)

3.5

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022 - File No. 000-53125)

4.1

Term Note of IBio CDMO LLC (incorporated by reference herein to Exhibit 4.1 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on November 4, 2021)

4.2

iBio, Inc. Warrant (incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on November 4, 2021)

10.1

Purchase and Sale Agreement, dated November 1, 2021, by and among College Station Investors LLC, Bryan Capital Investors LLC, iBio CDMO LLC and iBio, Inc. (incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on November 4, 2021)

10.2

Equity Purchase Agreement dated November 1, 2021, by and between Bryan Capital Investors LLC and iBio, Inc. (incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on November 4, 2021)

10.3

Credit Agreement, dated November 1, 2021, by and, between iBio CDMO LLC with Woodforest National Bank (incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on November 4, 2021)

10.4

Guaranty Agreement, dated November 1, 2021, by iBio, Inc. for the benefit of Woodforest National Bank (incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on November 4, 2021)

10.5

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and UCC Financing Statement for Fixture Filing by iBio CDMO LLC as grantor to the trustee for the benefit of Woodforest National Bank (incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on November 4, 2021)

10.6

Security Agreement, dated November 1, 2021by iBio CDMO LLC for the benefit of Woodforest National Bank (incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on November 4, 2021)

10.7

Environmental Indemnity Agreement, dated November 1, 2021, by iBio CDMO LLC and iBio, Inc. in favor of Woodforest National Bank (incorporated by reference herein to Exhibit 10.7 to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on November 4, 2021)

10.8

Ground Lease Agreement (included as Exhibit A to the Purchase and Sale Agreement, dated November 1, 2021, by and among College Station Investors LLC, Bryan Capital Investors LLC, iBio CDMO LLC and iBio, Inc. filed as Exhibit 10.1 and incorporated by reference herein to the Current Report on Form 8-K (File No. 001-35023) filed by the Company with the Securities and Exchange Commission on November 4, 2021)

31.1*

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

32.1*	Certification of Periodic Report by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Periodic Report by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation*

101.DEF	Inline XBRL Taxonomy Extension Definition*

101.LAB	Inline XBRL Taxonomy Extension Labeled*

101.PRE	Inline XBRL Taxonomy Extension Presentation*

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

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

iBio, Inc.
(Registrant)

Date: February 14, 2022	/s/ Thomas F. Isett 3rd
Thomas F. Isett 3rd
Chairman of the Board of Directors and Chief Executive Officer Principal Executive Officer

Date: February 14, 2022	/s/ Robert Lutz
Robert Lutz
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer