Form 10-Q
period 2022-03-31
iBio, Inc.
filed 2022-05-12
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of May 9, 2022: 218,165,624

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	March 31,	June 30,
	2022	2021
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$33,767	$77,404
Accounts receivable - trade	1,004	426
Settlement receivable - current portion	5,100	5,100
Investments in debt securities	14,813	19,570
Inventory	3,283	27
Prepaid expenses and other current assets	2,349	2,070
Total Current Assets	60,316	104,597

Restricted cash	5,941	—
Convertible promissory note receivable and accrued interest	1,612	1,556
Settlement receivable - noncurrent portion	—	5,100
Finance lease right-of-use assets, net of accumulated amortization	86	26,111
Operating lease right-of-use asset	5,151	—
Fixed assets, net of accumulated depreciation	34,581	8,628
Intangible assets, net of accumulated amortization	4,919	952
Investment in equity security - at cost	1,760	—
Prepaid expenses - noncurrent	975	—
Security deposits	29	24
Total Assets	$115,370	$146,968

Liabilities and Equity
Current liabilities:
Accounts payable	$5,279	$2,254
Accrued expenses (related party of $0 and $701 as of March 31, 2022 and June 30, 2021, respectively)	2,939	3,001
Finance lease obligations - current portion	45	367
Operating lease obligation - current portion	10	—
Note payable - PPP loan - current portion	—	600
Contract liabilities	8	423
Total Current Liabilities	8,281	6,645

Finance lease obligations - net of current portion	41	31,755
Operating lease obligation - net of current portion	5,548	—
Term note payable - net of deferred financing costs	22,120	—

Total Liabilities	35,990	38,400

Equity
iBio, Inc. Stockholders’ Equity:
Common stock - $0.001 par value; 275,000,000 shares authorized at March 31, 2022 and June 30, 2021; 218,165,624 and 217,873,094 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	218	217
Additional paid-in capital	286,232	282,058
Accumulated other comprehensive loss	(194)	(63)
Accumulated deficit	(206,876)	(173,627)
Total iBio, Inc. Stockholders’ Equity	79,380	108,585
Noncontrolling interest	—	(17)
Total Equity	79,380	108,568
Total Liabilities and Equity	$115,370	$146,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in Thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

Revenues	$1,943	$765	$2,322	$1,880

Cost of goods sold	48	493	201	1,275

Gross profit	1,895	272	2,121	605

Operating expenses:
Research and development	5,551	2,162	11,393	6,892
General and administrative (related party of $0, $491, $250 and $1,394)	8,526	5,313	23,522	15,385
Total operating expenses	14,077	7,475	34,915	22,277

Operating loss	(12,182)	(7,203)	(32,794)	(21,672)

Other income (expense):
Interest expense (related party of $0, $610, $810 and $1,836)	(250)	(612)	(1,187)	(1,841)
Interest income	40	152	111	183
Royalty income	2	1	7	3
Forgiveness of note payable and accrued interest - SBA loan	—	—	607	—
Other	—	—	6	—
Total other (expense)	(208)	(459)	(456)	(1,655)

Consolidated net loss	(12,390)	(7,662)	(33,250)	(23,327)
Net loss attributable to noncontrolling interest	—	1	1	4
Net loss attributable to iBio, Inc.	(12,390)	(7,661)	(33,249)	(23,323)

Preferred stock dividends	—	(64)	(88)	(195)
Net loss attributable to iBio, Inc. stockholders	$(12,390)	$(7,725)	$(33,337)	$(23,518)

Comprehensive loss:
Consolidated net loss	$(12,390)	$(7,662)	$(33,250)	$(23,327)
Other comprehensive loss - unrealized loss on debt securities	(103)	(16)	(131)	(36)

Comprehensive loss	$(12,493)	$(7,678)	$(33,381)	$(23,363)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(0.06)	$(0.04)	$(0.15)	$(0.12)

Weighted-average common shares outstanding - basic and diluted	218,096	215,539	217,986	188,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited; in thousands)

Nine Months Ended March 31, 2022

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2021	—	$—	217,873	$217	$282,058	$(63)	$(173,627)	$(17)	$108,568

Exercise of stock options	—	—	85	—	77	—	—	—	77

Share-based compensation	—	—	—	—	821	—	—	—	821

Unrealized loss on debt securities	—	—	—	—	—	(1)	—	—	(1)

Net loss	—	—	—	—	—	—	(8,939)	(1)	(8,940)

Balance as of September 30, 2021	—	$—	217,958	$217	$282,956	$(64)	$(182,566)	$(18)	$100,525

Vesting of RSUs	—	—	103	1	(1)	—	—	—	—

Warrant issued for Transaction	—	—	—	—	967	—	—	—	967

Acquisition of remaining portion of iBio CDMO	—	—	—	—	(68)	—	—	18	(50)

Share-based compensation	—	—	—	—	1,103	—	—	—	1,103

Unrealized loss on debt securities	—	—	—	—	—	(27)	—	—	(27)

Net loss	—	—	—	—	—	—	(11,920)	—	(11,920)

Balance as of December 31, 2021	—	$—	218,061	$218	$284,957	$(91)	$(194,486)	$—	$90,598

Vesting of RSUs	—	—	105	—	1	—	—	—	1

Share-based compensation	—	—	—	—	1,274	—	—	—	1,274

Unrealized loss on debt securities	—	—	—	—	—	(103)	—	—	(103)

Net loss	—	—	—	—	—	—	(12,390)	—	(12,390)

Balance as of March 31, 2022	—	$—	218,166	$218	$286,232	$(194)	$(206,876)	$—	$79,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited; in thousands)

Nine Months Ended March 31, 2021

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2020	6	$—	140,071	$140	$206,931	$(33)	$(150,420)	$(11)	$56,607

Capital raises	—	—	11,292	11	32,111	—	—	—	32,122

Costs to raise capital	—	—	—	—	(1,525)	—	—	—	(1,525)

Exercise of stock options	—	—	30	—	28	—	—	—	28

Conversion of preferred stock to common stock	(6)	—	28,925	29	(29)	—	—	—	—

Share-based compensation	—	—	—	—	351	—	—	—	351

Unrealized loss on debt securities	—	—	—	—	—	(7)	—	—	(7)

Net loss	—	—	—	—	—	—	(7,533)	(1)	(7,534)

Balance as of September 30, 2020	—	$—	180,318	$180	$237,867	$(40)	$(157,953)	$(12)	$80,042

Capital raise	—	—	31,451	32	38,243	—	—	—	38,275

Cost to raise capital	—	—	—	—	(3,117)	—	—	—	(3,117)

Share-based compensation	—	—	—	—	265	—	—	—	265

Unrealized loss on debt securities	—	—	—	—	—	(13)	—	—	(13)

Net loss	—	—	—	—	—	—	(8,129)	(2)	(8,131)

Balance as of December 31, 2020	—	$—	211,769	$212	$273,258	$(53)	$(166,082)	$(14)	$107,321

Capital raise	—	—	4,354	4	4,880	—	—	—	4,884

Cost to raise capital	—	—	10	—	(71)	—	—	—	(71)

Exercise of stock options	—	—	—	—	1	—	—	—	1

Share-based compensation	—	—	—	—	374	—	—	—	374

Foreign currency translation adjustment	—	—	—	—	—	(1)	—	—	(1)

Unrealized loss on debt securities	—	—	—	—	—	(16)	—	—	(16)

Net loss	—	—	—	—	—	—	(7,661)	(1)	(7,662)

Balance as of March 31, 2021	—	$—	216,133	$216	$278,442	$(70)	$(173,743)	$(15)	$104,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Nine Months Ended
	March 31,
	2022	2021

Cash flows from operating activities:
Consolidated net loss	$(33,250)	$(23,327)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	3,198	990
Amortization of intangible assets	333	218
Amortization of finance lease right-of-use assets	587	1,236
Amortization of operating lease right-of-use assets	386	—
Depreciation of fixed assets	1,532	330
Accrued interest receivable on convertible promissory note receivable	(56)	(37)
Amortization of premiums on debt securities	269	130
Amortization of deferred financing costs	67	—
Forgiveness of note payable and accrued interest - SBA loan	(607)	—
Settlement of revenue contract	(84)	—
Reserve for loss on contract	—	300
Changes in operating assets and liabilities:
Accounts receivable – trade	(890)	(312)
Accounts receivable – other	—	(1)
Settlement receivable	5,100	—
Inventory	(3,257)	366
Prepaid expenses and other current assets	(494)	(2,247)
Prepaid expenses - noncurrent	(975)	—
Security deposit	(5)	—
Accounts payable	1,649	(303)
Accrued expenses	618	743
Operating lease obligations	(12)	—
Contract liabilities	(86)	(924)

Net cash used in operating activities	(25,977)	(22,838)

Cash flows from investing activities:
Purchases of debt securities	(5,355)	(20,963)
Redemption of debt securities	9,711	1,500
Purchase of equity security	(1,760)	—
Additions to intangible assets	(4,300)	(201)
Purchases of fixed assets	(3,900)	(2,406)
Issuance of note receivable	—	(1,500)

Net cash used in investing activities	(5,604)	(23,570)

Cash flows from financing activities:
Payment of finance lease obligation	(5,820)	(223)
Proceeds from sales of preferred and common stock	—	75,281
Proceeds from subscription receivable	—	5,549
Proceeds from exercise of stock options	77	29
Cost to attain term note	(322)	—
Acquisition of noncontrolling interest	(50)	—
Costs to raise capital	—	(4,713)

Net cash (used in) provided by financing activities	(6,115)	75,923

Net (decrease) increase in cash, cash equivalents and restricted cash	(37,696)	29,515
Cash, cash equivalents - beginning	77,404	55,112
Cash, cash equivalents and restricted cash - end	$39,708	$84,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Nine Months Ended
	March 31,
	2022	2021
Schedule of non-cash activities:
Increase in ROU operating assets and liabilities for new leases	$5,570	$—
Fixed assets included in accounts payable in prior period, paid in current period	$791	$—
Unrealized loss on available-for-sale debt securities	$131	$36
Lease incentive for construction in progress	$82	$—
Unpaid fixed assets included in accounts payable	$2,193	$943
Termination of finance ROU assets including issuance of warrant	$25,386	$—
Note payable to acquire Facility	$22,375	$—
Issuance of warrant for final finance lease obligation payment	$217	$—
Unpaid intangible assets included in accounts payable	$—	$19
Acquisition of noncontrolling interest	$18	$—
Settlement of revenue contract	$580	$—
Conversion of preferred stock shares into common stock	$—	$29

Supplemental cash flow information:
Cash paid during the period for interest	$860	$1,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Nature of Business

iBio, Inc. (“we”, “us”, “our”, “iBio”, “iBio, Inc” or the “Company”) is a developer of next-generation biopharmaceuticals and the pioneer of the sustainable FastPharming® Manufacturing System. The Company is applying its technologies to research and develop novel product candidates to treat or prevent fibrotic diseases, cancers, and infectious diseases. The Company is using its FastPharming Manufacturing System (“FastPharming” or the “FastPharming System”) and GlycaneeringSM Services to help rapidly and cost effectively build a portfolio of biologic drug candidates, as well as to create proteins for others by contract or via the Company’s catalog.

The FastPharming System is the Company’s proprietary approach to plant-made pharmaceutical and recombinant protein production. It uses hydroponically grown, transiently-transfected plants, (typically Nicotiana benthamiana, a relative of the tobacco plant), novel expression vectors, a large-scale transient transfection method, and other technologies that can be used to produce complex therapeutic proteins emerging from our own, our clients’ and our potential clients’ pipelines.  The Company believes the FastPharming System enables biologics production that is potentially faster, more cost-effective and more environmentally friendly than other approaches.

The Company operates in two categories: (i) Biopharmaceuticals: its biologics development and licensing segment which is focused on drug development in two primary areas: Therapeutics (currently Fibrosis and Oncology) and Vaccines (for humans and animals), and (ii) Bioprocessing: focused on two business lines: Services and Research & Bioprocess Products (“RBP”).

Biopharmaceuticals:

The Company is currently focused on developing candidates in the following disease areas:

Fibrotic Diseases

Fibrosis is a pathological disorder in which connective tissue replaces normal parenchymal tissue to the extent that it goes unchecked, leading to considerable tissue remodeling and the formation of permanent scar tissue. Fibrosis can occur in many tissues within the body, including the lungs (e.g., idiopathic pulmonary fibrosis (“IPF”) and skin (e.g., systemic scleroderma).  The Company’s endostatin E4 molecule, IBIO-100, is being evaluated for fibrotic diseases.

Oncology

iBio’s oncology efforts seek to identify therapeutics to aid in the treatment of cancer. Although there are a large number of cancer treatments available, there are few cures, and significant unmet medical need still exists for most types of cancer for improved treatments. Cancer remains the second most frequent cause of death worldwide. New research in oncology, especially that related to means to boost or support the patient’s immune system, is leading to a number of new treatments and new research programs with the potential to further improve cancer therapies. The Company’s IL-2 sparing anti-CD25 antibody, IBIO-101, is being evaluated in the treatment of solid tumors.  Further, the Company’s endostatin E4 molecule, IBIO-100, is being evaluated in solid tumors.  In addition, the Company has four additional oncology drug candidates in early development.  The targets for these candidates have not been disclosed.

iBio’s Glycaneering Technology enables the development of afucosylated recombinant proteins. Greater antibody dependent cellular cytotoxicity (“ADCC”) is often associated with such afucosylated proteins.  Thus, iBio’s Glycaneering Services can be used by the Company or its clients to potentially develop more potent cancer therapies.

Infectious Disease

Human Health: SARS-CoV-2

Coronavirus disease 2019 is an infectious disease caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) (“COVID”). It was first identified in December 2019 in Wuhan, Hubei, China, and has resulted in an ongoing pandemic. Common symptoms include fever, cough, fatigue, shortness of breath or breathing difficulties, and loss of smell and taste. Some people develop acute respiratory distress syndrome (ARDS), possibly precipitated by cytokine dysregulation, multi-organ failure, septic shock, and blood clots. The Company’s nucleocapsid, antigen-based, intramuscularly delivered vaccine candidate, IBIO-202. Following review of its investigational new drug (“IND”) submission to the U.S. Food and Drug Administration (“FDA”) in January, the Company is moving forward with IND-enabling challenge studies for IBIO-202.

Animal Health:  Classical Swine Fever

Classical swine fever (“CSF”) is a contagious, often fatal disease affecting both feral and domesticated pigs. Outbreaks in Europe, Asia, Africa, and South America have not only adversely impacted animal health and food security but have also had severe socioeconomic impacts on both the pig industry worldwide and small-scale pig farming. Currently available vaccines can be efficient at triggering rapid animal immune response and protecting swine populations when combined with culling of infected pigs, but do not allow the differentiation of infected from vaccinated animals (“DIVA”), nor are they approved for use in the United States. The development of fully approved, DIVA-compatible, and efficacious vaccines represents an opportunity to prevent the economic impacts of a CSF outbreak including supply disruptions, export restrictions and reduced food security. The Company’s E2 protein subunit candidate, IBIO-400, is being evaluated as a vaccine to prevent CSF.

iBio’s current portfolio of products consists of the following:

Bioprocessing:

Services

iBio utilizes its FastPharming and Glycaneering intellectual property, Bioanalytics and process development capabilities, and cGMP manufacturing facility to provide development and manufacturing services on a contract basis.

Research & Bioprocess Products

iBio is developing proteins for use in cutting-edge research and cGMP manufacturing where the demand for high-quality products continues to evolve. The Company offers recombinant proteins for third parties on a catalog and custom basis. These catalog products can lead to opportunities to provide CDMO services or identify in-licensing opportunities for our proprietary biotech pipeline.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Subsequent to November 1, 2021, all subsidiaries were wholly-owned.  See Note 5 below. All intercompany balances and transactions have been eliminated as part of the consolidation.

Liquidity

In the past, the history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability – about which there was uncertainty – to obtain additional financing to fund its operations after the current cash resources are exhausted raised substantial doubt about the Company's ability to continue as a going concern. Based on management projections and on the total cash and cash equivalents plus investments in debt securities of approximately $48.6 million excluding restricted cash of $5.9 million as of March 31, 2022, management believes the Company has adequate cash to support the Company’s activities through at least September 30, 2023.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. We provide for allowances for uncollectible receivables based on our estimate of uncollectible amounts considering age, collection history, and other factors considered appropriate. Our policy is to write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At March 31, 2022, and June 30, 2021, the Company determined that an allowance for doubtful accounts was not needed.

Revenue Recognition

The Company accounts for its revenue recognition under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. Under this standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At March 31, 2022, and June 30, 2021, the Company had no contract loss provisions.

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

Contract assets consist primarily of the cost of project contract work performed by third parties for which the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both March 31, 2022, and June 30, 2021, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At March 31, 2022 and June 30, 2021, contract liabilities were $8,000 and $423,000 respectively. The Company recognized revenue of $52,000 and $178,000 during the three and nine months ended March 31, 2022, respectively, that was included in the contract liabilities balance as of June 30, 2021. The Company recognized revenue of $388,000 and $887,000 during the three and nine months ended March 31, 2021, respectively, that was included in the contract liabilities balance as of June 30, 2020.

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

As the Company elected to adopt ASC 842 at the beginning of the period of adoption (July 1, 2019), the Company recorded the ROU and finance lease obligation as follows:

1.	ROU asset measured at the carrying amount of the leased assets under Topic 840.
2.	Finance lease liability measured at the carrying amount of the capital lease obligation under Topic 840 at the beginning of the period of adoption.

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

The lease liabilities and the corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. The implicit rate within the Company’s existing finance (capital) lease was determinable and, therefore, used at the adoption date of ASC 842 to determine the present value of lease payments under the finance lease. The implicit rate within the Company’s operating lease was not determinable and, therefore, the Company used the incremental borrowing rate at the lease commencement date to determine the present value of lease payments. The determination of the Company’s incremental borrowing rate requires judgment. The Company will determine the incremental borrowing rate for each new lease using its estimated borrowing rate.

An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain the Company will exercise that option. An option to terminate is considered unless it is reasonably certain the Company will not exercise the option.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.  Cash equivalents at March 31, 2022 and June 30, 2021 consisted of money market accounts. Restricted cash consists of collateral held for letters of credit obtained related to the term note payable for the purchase of the 130,000 square foot cGMP manufacturing facility in Bryan, Texas located at 8800 HSC Parkway, Bryan, Texas 77807 (the “Facility”) (see Note 5) and the San Diego operating lease (see Note 14).  Restricted cash was $5,941,000 and $0 at March 31, 2022 and June 30, 2021, respectively.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in thousands):

March 31,	June 30,
2022	2021

Cash and equivalents	$33,767	$77,404
Collateral held for letter of credit - term note payable	5,743	—
Collateral held for letter of credit - San Diego lease	198	—
Total cash, cash equivalents and restricted cash	$39,708	$77,404

Investments in Debt Securities

Debt investments are classified as available-for-sale. Changes in fair value are recorded in other comprehensive income (loss). Fair value is calculated based on publicly available market information. Discounts and/or premiums paid when the debt securities are acquired are amortized to interest income over the terms of the debt securities.

Investment in Equity Security

The Company applies the cost method for its investment in equity securities.   Under the cost method, the investment is recorded at cost, with gains and losses recognized as of the sale date, and income recorded when received. The Company reviews the carrying value of its equity security for impairment whenever events or changes in business circumstances indicate the carrying amount of such asset may not be fully recoverable. Impairments, if any, are based on the excess of the carrying amount over the recoverable amount of the asset. There were no impairments during the nine months ended March 31, 2022.

Inventory

Inventory is stated at the lower of cost or net realizable value on the first-in, first-out basis.  Inventory consists of the following (table in thousands):

	March 31,	June 30,
	2022	2021
Raw materials	$3,283	$—
Work in process	—	27
	$3,283	$27

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

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to 39 years.

Intangible Assets

The Company accounts for intangible assets at either their historical cost or allocated purchase price at asset acquisition and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the nine months ended March 31, 2022 and 2021

Share-based Compensation

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

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the insured amounts. The exposure to the Company is solely dependent upon daily balances and the strength of the financial institutions. The Company has not incurred any losses on these accounts. At March 31, 2022, and June 30, 2021, amounts in excess of insured limits were approximately $19,233,000 and $27,013,000, respectively.

Revenue

During the three months ended March 31, 2022, the Company generated 100% of its revenue from three customers with one customer accounting for approximately 93% of revenue related to a licensing agreement (see Note 18). During the three months ended March 31, 2021, the Company generated 100% of revenue from three customers with one customer accounting for approximately 92% of revenue.

During the nine months ended March 31, 2022, the Company generated 100% of its revenue from eight customers with one customer accounting for approximately 78% of revenue related to a licensing agreement (see Note 18). During the nine months ended March 31, 2021, the Company generated 100% of its revenue from four customers accounting for approximately 47%, 27%, 15% and 11% of revenue.

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

4.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and term note payable in the Company’s condensed consolidated balance sheets approximated their fair values as of  March 31, 2022, and June 30, 2021 due to their short-term nature. The carrying value of the convertible promissory note receivable, the term note payable and finance lease obligation approximated fair value as of March 31, 2022, and June 30, 2021 as the interest rates related to the financial instruments approximated market value.

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

5. Significant Transactions

Affiliates of Eastern Capital Limited

On November 1, 2021, the Company and its subsidiary, iBio CDMO LLC (“iBio CDMO”, and collectively with the Company, the “Purchaser”) entered into a series of agreements (the “Transaction”) with College Station Investors LLC (“College Station”), and Bryan Capital Investors LLC (“Bryan Capital” and, collectively with College Station, “Seller”), each affiliates of Eastern Capital Limited (“Eastern,” a former significant stockholder of the Company) described in more detail below whereby in exchange for a certain cash payment and a warrant the Company:

(i)	acquired both the Facility where iBio CDMO at that time and currently conducts business and also the rights as the tenant in the Facility’s ground lease;
(ii)	acquired all of the equity owned by one of the affiliates of Eastern in the Company and iBio CDMO; and
(iii)	otherwise terminated all agreements between the Company and the affiliates of Eastern.

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

The Credit Agreement

In connection with the Purchase and Sale Agreement, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest National Bank (“Woodforest") (the “Credit Agreement”) pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan is evidenced by a Term Note (the “Term Note”). The Term Loan was advanced in full on the closing date. The Term Loan bears interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest is payable monthly beginning November 5, 2021. Principal on the Term Loan is payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provides that it may be prepaid by iBio CDMO at any time and provides for mandatory prepayment upon certain circumstances.

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

At March 31, 2022, the Term Loan of $22,375,000 is presented net of the Company’s approximate $255,000 of costs incurred to attain the debt. Interest expense incurred under the Credit Agreement for both the three and nine months ended March 31, 2022, amounted to $182,000 and $305,000, respectively. Amortization of deferred finance costs amounted to $67,000 for the three and nine months ended March 31, 2022 and is included in interest expense.

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

The Company and iBio CDMO also entered into an Environmental Indemnity Agreement in favor of Woodforest (the “Environmental Indemnity Agreement”).

The Warrant

As part of the consideration for the purchase and sale of the rights set forth above, the Company issued to Bryan Capital a Warrant to purchase 1,289,581 shares of the Common Stock at an exercise price of $1.33 per share. The Warrant expires October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits. Of the shares issued under the Warrant, 289,581, which are valued at $217,255, reflect the final payment of rent due under the Sublease.  The Warrant, as shown on the condensed consolidated statements of equity, was recorded in additional paid in capital with the corresponding activity included in the basis of the purchase price allocation of the property acquired.  See Note 15 – Stockholders’ Equity for additional information.

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

If either the Company or RubrYc materially breaches the RTX-003 License Agreement and does not cure such breach within 60 days (or 30 days in the event of non-payment), the non-breaching party may terminate the RTX-003 License Agreement in its entirety. Either party may also terminate the RTX-003 License Agreement, effective immediately upon written notice, if the other party files for bankruptcy, is dissolved or has a receiver appointed for substantially all of its property. RubrYc may terminate the RTX-003 License Agreement if the Company or its sublicensees challenges the validity or enforceability of any of RubrYc’s Licensed Patents subject to certain exceptions. The Company may terminate the RTX-003 License Agreement in its entirety for any or no reason upon ninety (90) days’ written notice to RubrYc. In addition, if RubrYc is unable to complete a financing with proceeds of a certain agreed-upon amount by a set time defined in the RTX-003 License Agreement, the Company may terminate the RTX-003 License Agreement upon written notice to RubrYc within thirty (30) days of the end of such period. Effective upon such termination, among other things, RubrYc shall assign to us exclusive ownership of the RTX-003, including all relevant intellectual property rights.

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

In November 2021, the Company announced that for the first time it had commenced development of a new molecule that was designed using RubrYc’s artificial intelligence discovery platform.

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

On March 16, 2022, pursuant to the Stock Purchase Agreement, and upon the satisfaction of the conditions set forth therein, the Company acquired an additional 954,782 shares of RubrYc’s Series A-2 preferred stock for $2.5 million.

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

The Company accounted for the agreements as an asset purchase and allocated the purchase price of $7,500,000 as follows:

Preferred stock	$1,760,000
Intangible assets	4,300,000
Prepaid expenses	1,440,000
$7,500,000

At September 30, 2021, the Company recorded a liability of $2,500,000 for the acquisition of the second tranche of Series A-2 Preferred shares. The liability was paid in March 2022.

6.   Convertible Promissory Note Receivable

On October 1, 2020, the Company entered into a master services agreement with Safi Biosolutions, Inc. (“Safi”). In addition, the Company invested $1.5 million in Safi in the form of a convertible promissory note (the "Note"). The Note bears interest at the rate of 5% per annum and is convertible into shares of Safi’s common stock (as defined). Principal and accrued interest mature on October 1, 2023.  For the three and nine months ended March 31, 2022, interest income amounted to $18,000 and $56,000, respectively. As of March 31, 2022, and June 30, 2021, the Note balance and accrued interest totaled $1,612,000 and $1,556,000, respectively.

7.   Investments in Debt and Equity Securities

Debt Securities

Investments in debt securities consist of AA and A rated corporate bonds bearing interest at rates from 0.25% to 3.5% with maturities from April 2022 to February 2024. The components of investments in debt securities are as follows (in thousands):

	March 31,	June 30,
	2022	2021
Adjusted cost	$14,944	$19,603
Gross unrealized losses	(131)	(33)
Fair value	$14,813	$19,570

The fair value of available-for-sale debt securities, by contractual maturity, was as follows (in thousands):

	March 31,	June 30
Fiscal period ending:	2022	2021
2022	$2,503	$11,430
2023	9,497	8,140
2024	2,813	—
	$14,813	$19,570

Amortization of premiums paid on the debt securities amounted to $74,000 and $80,000 for the three months ended March 31, 2022 and 2021, respectively. Amortization of premiums paid on the debt securities amounted to $269,000 and $130,000 for the nine months ended March 31, 2022 and 2021, respectively.

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

In addition, the Company also leases a mobile office trailer.

See Note 13 – Finance Lease Obligation for more details of the terms of the leases.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	March 31,	June 30,
	2022	2021
ROU - Facility	$—	$25,907
ROU - Equipment	146	7,728
	146	33,635
Accumulated amortization	(60)	(7,524)
Net finance lease ROU	$86	$26,111

Amortization of finance lease ROU assets was approximately $24,000 and $406,000 for the three months ended March 31, 2022 and 2021, respectively. Amortization of finance lease ROU assets was approximately $587,000 and $1,236,000 for the nine months ended March 31, 2022 and 2021, respectively.

9.   Operating Lease ROU Assets

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California.  Based on the terms of the lease payments, the Company recorded an operating lease right-of-use asset of $3,603,000.

On November 1, 2021, as discussed above, iBio CDMO acquired the Facility and became the tenant under the ground lease for the property upon which the Facility is located. Based on the terms of the lease payments, the Company recorded an operating lease right of use (“ROU”) asset of $1,967,000.

See Note 14 - Operating Lease Obligation for additional information.

The following table summarizes by category the net carrying values of operating lease ROU (in thousands):

	March 31,	June 30,
	2022	2021
ROU - San Diego lease	$3,209	$—
ROU - Texas Facility ground lease	1,942	—
Net operating lease ROU	$5,151	$—

10.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	March 31,	June 30,
	2022	2021
Facility and improvements	$20,394	$1,517
Machinery and equipment	10,645	4,255
Office equipment and software	2,659	714
Construction in progress	3,640	3,367
	37,338	9,853
Accumulated depreciation	(2,757)	(1,225)
Net fixed assets	$34,581	$8,628

As discussed above, on November 1, 2021, iBio CDMO acquired the Facility and medical equipment.

Depreciation expense was approximately $709,000 and $119,000 for the three months ended March 31, 2022 and 2021, respectively. Depreciation expense was approximately $1,532,000 and $330,000 for the nine months ended March 31, 2022 and 2021, respectively.

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

In January 2014, the Company entered into a license agreement with the University of Pittsburgh whereby iBio acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology") which license agreement was amended in August 2016 and again in December 2020 and February 2022. The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing an Investigational New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially was required to be met by December 1, 2015, and on November 2, 2020, was extended to be required to be met by December 31, 2021. On February 8, 2022, the Company signed another amendment to the license agreement with the University of Pittsburgh. The deadline for the next milestone was extended to December 31, 2023. In addition, the amounts of the annual license maintenance fee and payment upon completion of various regulatory milestones were amended.

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairments during the nine months ended March 31, 2022 and 2021.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	March 31,	June 30,
	2022	2021
Intellectual property – gross carrying value	$3,100	$3,100
Patents and licenses – gross carrying value	7,021	2,720
	10,121	5,820
Intellectual property – accumulated amortization	(2,828)	(2,711)
Patents and licenses – accumulated amortization	(2,374)	(2,157)
	(5,202)	(4,868)
Net intangible assets	$4,919	$952

Amortization expense was approximately $122,000 and $73,000 for the three months ended March 31, 2022 and 2021, respectively. Amortization expense was approximately $333,000 and $218,000 for the nine months ended March 31, 2022 and 2021, respectively.

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

Prior terms of the Sublease which determined the accounting through October 31, 2021, included:

●	The 34-year term of the Sublease was to expire in 2050 but could have been extended by iBio CDMO for a ten-year period, so long as iBio CDMO was not in default under the Sublease. Under the Sublease, iBio CDMO was required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent was subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The base rent under the Second Eastern Affiliate’s ground lease for the property was subject to adjustment, based on an appraisal of the property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease would have increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CDMO was responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the property under the Sublease. The Company incurred rent expense of $0 and $50,000 for the three months ended March 31, 2022 and 2021, respectively, and $64,000 and $135,000 for the nine months ended March 31, 2022 and 2021, respectively.
●	In addition to the base rent, iBio CDMO was required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales were less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales were less than $10,000,000, then iBio CDMO was required to pay the amount that would have been payable if it had achieved such minimum gross sales and would pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. As the Company accounts for leases under ASC 842, the minimum percentage rent was included in the finance lease obligation through the acquisition on November 1, 2021.

Accrued expenses at March 31, 2022, and June 30, 2021 due College Station amounted to $0 and $847,000, respectively. General and administrative expenses related to Second Eastern Affiliate, including rent related to the increases in CPI and real estate taxes, were approximately $0 and $189,000 for the three months ended March 31, 2022 and 2021, respectively, and approximately $250,000 and $551,000 for the nine months ended March 31, 2022 and 2021, respectively. Interest expense related to College Station was approximately $0 and $611,000 for the three months ended March 31, 2022 and 2021, respectively, and approximately $810,000 and $1,836,000 for the nine months ended March 31, 2022 and 2021, respectively.

Mobile Office Trailer

Commencing April 1, 2021, the Company is leasing a mobile office trailer at a monthly rental of $3,819 through March 31, 2024.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands).

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Finance lease cost:
Amortization of ROU assets	$24	$406
Interest on lease liabilities	—	610
CPI lease cost	—	49
Total lease cost	$24	$1,065

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance lease - CPI rent	$—	$49
Financing cash flows from finance lease obligations	$10	$74

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2022	2021
Finance lease cost:
Amortization of ROU assets	$587	$1,236
Interest on lease liabilities	815	1,836
CPI lease cost	64	135
Total lease cost	$1,466	$3,207

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance lease - CPI rent	$64	$135
Financing cash flows from finance lease obligations	$5,820	$223

	March 31,		June 30,
	2022		2021
Finance lease ROU assets	$86		$26,111
Finance lease obligation - current portion	$45		$367
Finance lease obligation - noncurrent portion	$41		$31,755
Weighted average remaining lease term - finance lease	2.01	years	28.58	years
Weighted average discount rate - finance lease obligation	6.25%		7.606%

Future minimum payments under the finance lease obligation are due as follows (in thousands):

Fiscal period ending on March 31 :	Principal	Interest	Total
2023	$45	$5	$50
2024	41	1	42

Total minimum lease payments	86	$6	$92
Less: current portion	(45)
Long-term portion of minimum lease obligations	$41

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

Three Months Ended
March 31,
2022
Operating lease cost:	$169
Total lease cost	$169

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$169
Operating cash flows from operating lease obligation	$2

Nine Months Ended
March 31,
2022
Operating lease cost:	$381
Total lease cost	$381

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$381
Operating cash flows from operating lease obligation	$12

Future minimum payments under the operating lease obligation are due as follows (in thousands):

Fiscal period ending on March 31 :	Principal	Imputed Interest	Total
2023	$10	$295	$305
2024	389	388	777
2025	436	360	796
2026	488	327	815
2027	545	289	834
Thereafter	3,690	3,320	7,010

Total minimum lease payments	5,558	$4,979	$10,537
Less: current portion	(10)
Long-term portion of minimum lease obligation	$5,548

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

On November 1, 2021, iBio purchased the iBio CMO Preferred Tracking Stock held by Bryan Capital. No iBio CMO Preferred Tracking Stock remains outstanding. As a result, the iBio CDMO subsidiary and its intellectual property are now wholly owned by iBio. Accrued dividends totaled approximately $0 and $1,131,000 at March 31, 2022, and June 30, 2021, respectively.

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

Recent issuances of Common Stock include the following:

Vesting of Restricted Stock Units “RSUs”

In the quarter ended December 31, 2021, RSUs for 103,003 shares of Common Stock were vested.  In the quarter ended March 31, 2022, RSUs for 105,027 shares of Common Stock were vested.

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

No sales were made during the three months ended March 31, 2022.

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

From the date of the October 29, 2019, public offering through June 30, 2020, the Company issued 29.1 million shares of Common Stock for the exercise of various Warrants and received proceeds of $6.4 million. In addition, the Company issued 5.9 million shares of Common Stock for the cashless exercise of Warrants in which the “assumed proceeds” totaling $1.3 million were used to reduce the

Company’s balances owed for the notes described above. Costs related to the exchange under the Warrant Exchange agreement totaled approximately $313,000 and were offset against additional paid-in capital.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Basic and diluted numerator:

Net loss attributable to iBio, Inc.	$(12,390)	$(7,661)	$(33,249)	$(23,323)
Preferred stock dividends – iBio CMO Preferred Tracking Stock	—	(64)	(88)	(195)
Net loss available to iBio, Inc. stockholders	$(12,390)	$(7,725)	$(33,337)	$(23,518)

Basic and diluted denominator:

Weighted-average common shares outstanding	218,096	215,539	217,986	188,493

Per share amount	$(0.06)	$(0.04)	$(0.15)	$(0.12)

In Fiscal 2021 and Fiscal 2020, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of March 31, 2022 and 2021, shares issuable which could potentially dilute future earnings were as follows:

	March 31,
	2022	2021

	(in thousands)
Stock options	15,624	5,083
Restricted stock units	548	644
Warrant issued under the Transaction	1,290	—
Shares excluded from the calculation of diluted loss per share	17,462	5,727

17.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development	$75	$143
General and administrative	1,199	847
Total	$1,274	$990

	Nine Months Ended
	March 31,
	2022	2021
Research and development	$350	$143
General and administrative	2,848	847
Total	$3,198	$990

Stock Options

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

On December 9, 2020, the Company adopted the 2020 Plan for employees, officers, directors and external service providers. The total number of shares of Common Stock reserved under the 2020 Plan is 32 million shares of Common Stock for issuance pursuant to the grant of new awards under the 2020 Plan. The 2020 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2020 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board of Directors and $1,500,000 for any non-executive chair of our Board of Directors should one be appointed. Notwithstanding the foregoing, the independent members of the Board of Directors may make exceptions to such limits in extraordinary circumstances. The term of the 2020 Plan will expire on the tenth anniversary of the date the Plan is approved by the stockholders.

Vesting of service awards are determined by the Board of Directors and stated in the award agreements. In general, vesting occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria is satisfied. The Company uses historical data to estimate forfeiture rates.

Stock options issued under the plans during the three months ended September 30, 2021, were as follows:

●	On July 12, 2021, the Company granted a stock option agreement to an employee to purchase 25,000 shares of Common Stock at an exercise price of $1.35 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On July 19, 2021, the Company granted a stock option agreement to an employee to purchase 25,000 shares of Common Stock at an exercise price of $1.41 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On August 23, 2021, the Company granted a stock option agreement to a new member of its Board of Directors to purchase 100,000 shares of Common Stock at an exercise price of $1.26 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On August 23, 2021, the Company granted stock option agreements to various employees to purchase an aggregate of 3,937,191 shares of Common Stock at an exercise price of $1.26 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On September 13, 2021, the Company granted a stock option agreement to an employee to purchase 50,000 shares of Common Stock at an exercise price of $1.16 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On September 23, 2021, the Board of Directors approved an option grant award to Mr. Isett to purchase two million (2,000,000) shares of Common Stock with an exercise price of $1.17, which vest in equal monthly installments over a 36-month period following the grant date.
●	On September 30, 2021, the Company granted a stock option agreement to an employee to purchase 100,000 shares of Common Stock at an exercise price of $1.06 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.

Stock options issued under the 2020 Plan during the three months ended December 31, 2021, were as follows:

●	On November 29, 2021, the Company granted a stock option agreement to a consultant to purchase 100,000 shares of Common Stock at an exercise price of $0.85 per share. The options vest over a period of eight months commencing in April 2022 and expire on the tenth anniversary of the grant date.
●	On December 9, 2021, the Company granted stock option agreements to various directors to purchase an aggregate of 872,000 shares of Common Stock at an exercise price of $0.69 per share. The options vest over a period of one year commencing in January 2022 and expire on the tenth anniversary of the grant date.

Stock options issued under the 2020 Plan during the three months ended March 31, 2022, were as follows:

●	On January 16, 2022, the Company granted stock option agreements to two consultants to purchase an aggregate of 30,000 shares of Common Stock at an exercise price of $0.52 per share. The options vest over a period of twelve months and expire on the tenth anniversary of the grant date.
●	On February 21, 2022, the Company granted a stock option agreement to an employee to purchase 400,000 shares of Common Stock at an exercise price of $0.34 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On March 28, 2022, the Company granted stock option agreements to two employees to purchase an aggregate of 200,000 shares of Common Stock at an exercise price of $0.46 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Weighted average risk-free interest rate	0.80% - 2.52%
Dividend yield	0%
Volatility	119.16 - 120.34%
Expected term (in years)	6

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

As of June 30, 2021, the Company held receivables related to the settlement in the amount of $10,200,000. This amount was recorded in the consolidated statement of operations and comprehensive loss as settlement income in Fiscal 2021.  During the quarter ended March 31, 2022, the Company received the first payment of $5,100,000.

The Company would recognize the $1.8 million of license revenue when it determined the collection of the license fees was reasonably assured in accordance with ASC 606. On February 9, 2022, the Company received the first $900,000 payment under the license agreement. As such, the Company determined that the collection of the license fees was reasonably assured, and the Company recognized license revenue related to the license fees and recorded a receivable for the second payment in the third quarter of 2022.

As of March 31, 2022, the Company holds a settlement receivable balance of $5,100,000 related to the settlement and a trade receivable balance of $900,000 related to the license agreement.

19.   Related Party Transaction

KBI Consulting

On April 1, 2020, the Company entered into a consulting agreement with KBI Consulting for business support services provided by Mr. Isett's wife. Per the consulting agreement the business support services are billed at $5,800 per month. The Company terminated its agreement with KBI consulting effective March 31, 2021, at which time Mr. Isett’s wife became an employee of the Company. Consulting expenses totaled approximately $17,000 for the three months ended March 31, 2021, and approximately $52,000 for the nine months ended March 31, 2021.

20.   Income Taxes

The Company recorded no income tax expense for the three and nine months ended March 31, 2022, because the estimated annual effective tax rate was zero. As of March 31, 2022, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

War in Ukraine

On February 24, 2022, Russia launched an invasion of Ukraine which has resulted in increased volatility in various financial markets and across various sectors. The United States and other countries, along with certain international organizations, have imposed economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to the invasion. The extent and duration of the military action, resulting sanctions and future market disruptions in the region are impossible to predict. Moreover, the ongoing effects of the hostilities and sanctions may not be limited to Russia and Russian companies and may spill over to and negatively impact other regional and global economic markets of the world, including Europe and the United States.  Presently, the Company does not have any existing Russian suppliers or contractors. While it is difficult to estimate the impact of current or future sanctions on the Company’s business and financial position, or global supply chains or service provisions that could have an impact on the availability or price of goods and services that the Company requires, the Company is not aware of any company-specific risks related to the war in Ukraine at this time.

22.   Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended March 31, 2022 and 2021, employer contributions made to the Plan totaled approximately $96,000 and $34,000, respectively, and $227,000 and $95,000 for the nine months ended March 31, 2022 and 2021, respectively.

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

	Biopharmaceuticals	Bioprocessing
Three Months Ended March 31, 2022 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$1,800	$143	$—	$1,943
Revenues - intersegment	817	604	(1,421)	—
Cost of goods sold	—	48	—	48
Gross profit	2,617	699	(1,421)	1,895
Research and development	3,764	2,416	(629)	5,551
General and administrative	5,430	3,888	(792)	8,526
Operating loss	(6,577)	(5,605)	—	(12,182)
Interest expense	—	(250)	—	(250)
Interest and other income	40	2	—	42
Consolidated net loss	(6,538)	(5,852)	—	(12,390)
Total assets	165,896	40,429	(90,955)	115,370
Finance lease ROU assets	—	86	—	86
Operating lease ROU assets	3,209	1,942	—	5,151
Fixed assets, net	1,068	33,513	—	34,581
Intangible assets, net	4,919	—	—	4,919
Amortization of ROU assets	—	24	—	24
Depreciation expense	—	709	—	709
Amortization of intangible assets	122	—	—	122

	Biopharmaceuticals	Bioprocessing
Three Months Ended March 31, 2021 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$700	$65	$—	$765
Revenues - intersegment	191	688	(879)	—
Cost of goods sold	229	264	—	493
Gross profit	662	489	(879)	272
Research and development	1,500	1,353	(691)	2,162
General and administrative	3,438	2,062	(187)	5,313
Operating loss	(4,276)	(2,927)	—	(7,203)
Interest expense	—	(612)	—	(612)
Interest and other income	153	—	—	153
Consolidated net loss	(4,123)	(3,539)	—	(7,662)
Total assets	165,096	35,123	(57,522)	142,697
Finance lease ROU assets	—	26,380	—	26,380
Fixed assets, net	—	6,407	—	6,407
Intangible assets, net	1,146	—	—	1,146
Amortization of ROU assets	—	406	—	406
Depreciation expense	—	119	—	119
Amortization of intangible assets	73	—	—	73

	Biopharmaceuticals	Bioprocessing
Nine Months Ended March 31, 2022 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$1,884	$438	$—	$2,322
Revenues - intersegment	993	1,489	(2,482)	—
Cost of goods sold	—	201	—	201
Gross profit	2,877	1,726	(2,482)	2,121
Research and development	7,498	5,432	(1,537)	11,393
General and administrative	13,746	10,721	(945)	23,522
Operating loss	(18,367)	(14,427)	—	(32,794)
Interest expense	—	(1,187)	—	(1,187)
Forgiveness of note payable and accrued interest	—	607	—	607
Interest and other income	117	7	—	124
Consolidated net loss	(18,251)	(14,999)	—	(33,250)
Total assets	165,896	40,429	(90,955)	115,370
Finance lease ROU assets	—	86	—	86
Operating lease ROU assets	3,209	1,942	—	5,151
Fixed assets, net	1,068	33,513	—	34,581
Intangible assets, net	4,919	—	—	4,919
Amortization of ROU assets	—	587	—	587
Depreciation expense	—	1,532	—	1,532
Amortization of intangible assets	333	—	—	333

	Biopharmaceuticals	Bioprocessing
Nine Months Ended March 31, 2021 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$1,097	$783	$—	$1,880
Revenues - intersegment	667	1,186	(1,853)	—
Cost of goods sold	425	850	—	1,275
Gross profit	1,339	1,119	(1,853)	605
Research and development	2,341	5,761	(1,210)	6,892
General and administrative	8,921	7,106	(642)	15,385
Operating loss	(9,923)	(11,749)	—	(21,672)
Interest expense	—	(1,841)	—	(1,841)
Interest and other income	185	1	—	186
Consolidated net loss	(9,738)	(13,589)	—	(23,327)
Total assets	165,096	35,123	(57,522)	142,697
Finance lease ROU assets	—	26,380	—	26,380
Fixed assets, net	—	6,407	—	6,407
Intangible assets, net	1,146	—	—	1,146
Amortization of ROU assets	—	1,236	—	1,236
Depreciation expense	—	330	—	330
Amortization of intangible assets	218	—	—	218

24.   Subsequent Events

On May 9, 2022, the Company designated a new class of convertible stock and sold 1,000 shares of the new class of convertible preferred stock. Each share of the convertible preferred stock will convert into one share of common stock and will be non-voting other than with respect to Proposal 1 – approval of an amendment to our Certificate of Incorporation, as amended, to effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock, at a ratio of one (1) share of Common Stock for every twenty-five (25) shares of Common Stock, for which each share of convertible preferred stock will be entitled to 5,000,000 votes per share in the same proportion as the aggregate shares of Common Stock vote. The holders of the convertible preferred stock have no discretion as to how to vote the shares. Any vote of the convertible preferred stock as structured will reflect the same proportion of the vote of the common shareholders so that the intent of the shareholders who vote can be realized.

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

Overview

We are a developer of next-generation biopharmaceuticals and the pioneer of the sustainable FastPharming Manufacturing System. We are applying our technologies to research and develop novel product candidates to treat or prevent fibrotic diseases, cancers, and infectious diseases. We use our FastPharming Manufacturing System (“FastPharming” or the “FastPharming System”) and Glycaneering Services to help rapidly and cost effectively build a portfolio of biologic drug candidates, as well as to create proteins for others by contract or via the Company’s catalog.

The FastPharming System is our proprietary approach to plant-made pharmaceutical and recombinant protein production. It uses hydroponically grown, transiently-transfected plants, (typically Nicotiana benthamiana, a relative of the tobacco plant), novel expression vectors, a large-scale transient transfection method, and other technologies that can be used to produce complex therapeutic proteins emerging from our own, our clients’ and our potential clients’ pipelines.  We believe the FastPharming System enables biologics production that is potentially faster, more cost-effective and more environmentally friendly than other approaches.

We operate in two categories: (i) Biopharmaceuticals: our biologics development and licensing segment which is focused on drug development in two primary areas: Therapeutics (currently Fibrosis and Oncology) and Vaccines (for humans and animals), and (ii) Bioprocessing: focused on two business lines: Services and Research & Bioprocess Products (“RBP”).

Biopharmaceuticals:

We are currently focused on developing candidates in the following disease areas:

Fibrotic Diseases

Fibrosis is a pathological disorder in which connective tissue replaces normal parenchymal tissue to the extent that it goes unchecked, leading to considerable tissue remodeling and the formation of permanent scar tissue. Fibrosis can occur in many tissues within the body, including the lungs (e.g., idiopathic pulmonary fibrosis (“IPF”) and skin (e.g., systemic scleroderma). Our endostatin E4 molecule, IBIO-100, is being evaluated for fibrotic diseases.

Oncology

Our oncology efforts seek to identify therapeutics to aid in the treatment of cancer. Although there are a large number of cancer treatments available, there are few cures, and significant unmet medical need still exists for most types of cancer for improved treatments. Cancer remains the second most frequent cause of death worldwide. New research in oncology, especially that related to means to boost or support the patient’s immune system to treat cancer, is leading to a number of new treatments and new research programs with the potential to further improve cancer therapies. Our IL-2 sparing anti-CD25 antibody, IBIO-101, is being evaluated in the treatment of solid tumors.  Further, our endostatin E4 molecule, IBIO-100, is being evaluated in solid tumors.  In addition, we have four additional oncology drug candidates in early development.  The targets for these candidates have not been disclosed.

Our Glycaneering Technology enables the development of afucosylated recombinant proteins. Greater antibody dependent cellular cytotoxicity (“ADCC”) is often associated with such afucosylated proteins.  Thus, our Glycaneering Services can be used by the Company or its clients to potentially develop more potent cancer therapies.

Infectious Disease

Human Health: SARS-CoV-2

Coronavirus disease 2019 is an infectious disease caused by severe acute respiratory syndrome coronavirus 2 (SARS-CoV-2) (“COVID”). It was first identified in December 2019 in Wuhan, Hubei, China, and has resulted in an ongoing pandemic. Common symptoms include fever, cough, fatigue, shortness of breath or breathing difficulties, and loss of smell and taste. Some people develop acute respiratory distress syndrome (ARDS), possibly precipitated by cytokine dysregulation, multi-organ failure, septic shock, and blood clots. Our nucleocapsid, antigen-based, intramuscularly-delivered vaccine candidate, IBIO-202. Following review of its investigational new drug (“IND”) submission to the U.S. Food and Drug Administration (“FDA”) in January, we are moving forward with IND-enabling challenge studies for IBIO-202.

Animal Health:  Classical Swine Fever

Classical swine fever (“CSF”) is a contagious, often fatal disease affecting both feral and domesticated pigs. Outbreaks in Europe, Asia, Africa, and South America have not only adversely impacted animal health and food security but have also had severe socioeconomic impacts on both the pig industry worldwide and small-scale pig farming. Currently available vaccines can be efficient at triggering rapid animal immune response and protecting swine populations when combined with culling of infected pigs, but do not allow the differentiation of infected from vaccinated animals (“DIVA”), nor are they approved for use in the United States. The development of fully approved, DIVA-compatible, and efficacious vaccines represent an opportunity to prevent the economic impacts of a CSF outbreak including supply disruptions, export restrictions and reduced food security. Our E2 protein subunit candidate, IBIO-400, is being evaluated as a vaccine to prevent CSF.

Our current portfolio of Biopharmaceutical products consists of the following:

Bioprocessing:

Services

We utilize our FastPharming and Glycaneering intellectual property, Bioanalytics and process development capabilities, and cGMP manufacturing facility to provide development and manufacturing services on a contract basis.

Research & Bioprocess Products

We are developing proteins for use in cutting-edge research and cGMP manufacturing where the demand for high-quality products continues to evolve. We offer recombinant proteins for third parties on a catalog and custom basis. These catalog products can lead to opportunities to provide CDMO services or identify in-licensing opportunities for our proprietary biotech pipeline.

Recent Developments

IBIO-202 COVID Vaccine

Investigational New Drug (“IND”)-enabling challenge studies of IBIO-202, our second-generation vaccine candidate for multi-variant COVID-19 disease, are underway and proceeding as planned. Assuming favorable study outcomes, iBio plans to file an IND application with U.S. Food and Drug Administration (“FDA”) before the end of calendar 2022.

Separately, iBio continues to evaluate the feasibility of intradermal delivery of its vaccine candidates, including its SARS-CoV-2 nucleocapsid antigen, through its work with a leading innovator of microarray patch systems.

IBIO-101

iBio continues to develop its IL-2 sparing anti-CD25 antibody, IBIO-101, on the FastPharming Platform. Comparability studies have demonstrated that by applying the Company’s Glycaneering Technology, the FastPharming System produces a potent, high-quality, afucosylated molecule that is equal to, or better than, the same version of the antibody produced with traditional mammalian cell culture manufacturing methods.

The Company announced today that it has completed the Lead Optimization stage in the development of IBIO-101 and has entered the IND-Enabling stage. An IND for IBIO-101 is expected before the end of Q2 of calendar 2023.

IBIO-100

Our endostatin E4 molecule for fibrotic diseases (IBIO-100) is subject to an exclusive, worldwide license to certain patents and related intellectual property granted to it by the University of Pittsburgh. In February 2022, the parties signed an amended license agreement that extends a number of milestone-related deadlines as follows: filing an investigational new drug application by December 31, 2023, enrollment of first patient in a Phase 1 clinical trial by June 30, 2024, enrollment of first patient in a Phase 2 clinical trial by September 30, 2025, enrollment of first patient in a Phase 3 clinical trial by September 30, 2028 and filing of a Biologics License Application or foreign equivalent by March 31, 2032.   In addition, the milestone payments were amended to aggregate $1,900,000. Given the additional flexibility provided by the amended agreement, and in support of our efforts to extend our cash runway, we will continue to appropriately pace the progression of IBIO-100 through the lead optimization stage.

Oncology Discovery Programs

We continue to advance our other oncology discovery programs. Initial data from the evaluation of the potential anti-cancer effects of the Company’s endostatin E4 molecule in combination with other cancer treatments upon fibrotic tumors is expected in the second half of calendar year 2022.

Initial data from the evaluation of the potential anti-cancer effects of the Company’s endostatin E4 molecule in combination with other cancer treatments upon fibrotic tumors is expected in the second half of calendar year 2022.

IBIO-400

Data analysis from the immunogenicity study of IBIO-400 has confirmed intramuscular injection is the preferred route of administration for the Company’s vaccine candidate for Classical Swine Fever. Updated efficacy protocols, manufacturing processes, and validation plans were submitted to the U.S. Department of Agriculture (“USDA”) during the quarter to enable manufacturing clearance of pre-license lots for studies material to licensure. Given that regulatory review can be lengthier for first time applicants, iBio is estimating a response from the USDA on the submission within approximately12 months.

Bioprocessing

Pursuant to a second Statement of Work (“SOW”) under an existing Master Joint Development Agreement between iBio and Safi Biosolutions, Inc., iBio will assist Safi in its efforts related to the USU 4D Bio3 On-Demand Blood program, funded by the Defense Health Program (DHP), by utilizing the FastPharming system to make one of the most critical reagents used in the production of Safi’s manufactured Red Blood Cells (mRBCs).

Reverse Stock Split and Authorized Share Decrease Proposals

At the 2021 Annual Meeting, we sought approval of an amendment to our Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of Common Stock, at a ratio of one (1) share of Common Stock for every ten (10) shares of Common Stock (the “Reverse Stock Split Proposal”), and an amendment to our Certificate of Incorporation, as amended, to decrease, concurrent with and conditioned upon the effectiveness of the Reverse Stock Split, the number of authorized shares of our Common Stock from 275,000,000 to 55,000,000 (the “Authorized Decrease Proposal”).

Although approximately 65% of the shares voted (including abstentions and withheld votes) were voted in favor of the Reserve Stock Split Proposal and approximately 68% of the shares voted (including abstentions and withheld votes) were voted in favor of the Authorized Decrease Proposal, we did not have the requisite stockholder votes to approve the proposals.

On May 12, 2022 we filed a preliminary proxy and announced that we will be holding a special meeting of shareholders on June 30th to vote on three proposals recommended by the Board: (i) Proposal 1 – approval of an amendment to our Certificate of Incorporation, as amended, to effect a reverse stock split of our issued and outstanding shares of Common Stock, at a ratio of one (1) share of Common Stock for every twenty-five (25) shares of Common Stock (the “Reverse Stock Split”), (ii) Proposal 2 – approval of an amendment to our Certificate of Incorporation, as amended, to decrease, concurrent with and conditioned upon the effectiveness of the Reverse Stock Split, the number of authorized shares of our Common Stock from 275,000,000 to 22,000,000, and (iii) Proposal 3 – an adjournment of the meeting in order to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the other two proposals.

On May 9, 2022, we designated a new class of convertible stock and sold 1,000 shares of the new class of convertible preferred stock. Each share of the convertible preferred stock will convert into one share of common stock and will be non-voting other than with respect to Proposal 1 for which each share of convertible preferred stock will be entitled to 5,000,000 votes per share in the same ratio as the underlying common stock votes. The holders of the convertible preferred stock have no discretion as to how to vote the shares. Any vote of the convertible preferred stock as structured will reflect the same proportion of the vote of the common shareholders so that the intent of the shareholders who vote can be realized.

Amendment to Bylaws

On January 26, 2022, our Board of Directors (the “Board”) adopted the Second Amended and Restated Bylaws to provide that the holders of one-third of our shares of the capital stock issued and outstanding and entitled to vote at all meetings of the stockholders will constitute a quorum for the transaction of business.

In addition, the Second Amended and Restated Bylaws now include a new exclusive forum selection clause. The provision provides that unless the Company consents in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Company Law, or (iv) any action asserting a claim governed by the internal affairs doctrine shall be a state or federal court located within the state of Delaware, in all cases subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. In addition, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, this provision does not apply to claims arising exclusively under the Exchange Act, or the Investment Company Act of 1940, as amended, or any other claim for which the federal courts have exclusive jurisdiction.

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

Results of Operations - Comparison of the three months ended March 31, 2022 and 2021

Revenue

Revenues for the three months ended March 31, 2022 and 2021 were approximately $1.9 million and $0.8 million respectively, an increase of approximately $1.1 million. We expect revenue to be variable, quarter to quarter since we are currently dependent on a small number of customers and revenue recognition often occurs when a task or job is entirely complete. We recognized 100% of revenues generated during the three months ended March 31, 2022 from three customers. The increase in revenue was the result of $1.8 million (93%) of revenue that was generated from royalty revenue recognized in February 2022 for the technology license with Fraunhofer (see Note 18. Fraunhofer Settlement for more detail). 100% of revenue in Q3 2021 was generated from three customers, one of whom represented 92% of the revenue.

Gross Profit

Gross profit for the three months ended March 31, 2022 and 2021 was $1.9 million and $0.3 million, respectively, an increase of approximately $1.6 million.  Gross profit as a percentage of revenue was 97.5% for the three months ended March 31, 2022, and 35.6% for the three months ended March 31, 2021. The increase in gross profit percentage was due to the 100% gross margin on royalty revenue related to the license with Fraunhofer.

Research and Development Expenses (“R&D”)

Research and development expenses for the three months ended March 31 2022 and 2021 were $5.6 million and $2.2 million, respectively, an increase of approximately $3.4 million. The increase was primarily related to increases in personnel and other expenses to support our development of a portfolio of proprietary therapeutics and vaccines, the investment into the San Diego facility and investments into our pipeline including IBIO-101 and IBIO-202.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the three months ended March 31, 2022 and 2021 were approximately $8.5 million and $5.3 million, respectively, an increase of $3.2 million. The increase resulted primarily from an increase in headcount and consulting costs to increase production capability and support the portfolio of proprietary therapeutics and vaccines.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended March 31, 2022, were approximately $14.1 million, compared to approximately $7.5 million in the same period of 2021.

Total Other Income (Expense)

iBio CDMO’s operations take place in a facility in Bryan, Texas. Until November 1, 2021, the Facility was operated under a 34-year lease (the “Sublease”) with the second affiliate of another affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Second Eastern Affiliate”). Such Sublease is accounted for as a finance lease and included in Other Income.

Total Other Income (expense) for the three months ended March 31, 2022 and 2021 was approximately ($0.2) million and ($0.5) million respectively. For the three months ended March 31, 2022, Total Other Income (expense) included interest expense of approximately ($0.3) million primarily related to the Term Loan with Woodforest for the Facility. For the three months ended March 31, 2021, Total Other Income (expense) primarily included interest expense of approximately ($0.6) million incurred under the finance lease.

Net Loss Attributable to iBio, Inc. Stockholders

Net loss attributable to iBio, Inc. stockholders for the three months ended March 31, 2022, was ($12.4) million, or ($0.06) per share. Net loss available to iBio, Inc. stockholders for the three months ended March 31, 2021, was approximately ($7.7) million or ($0.04) per share.

Results of Operations - Comparison of the nine months ended March 31, 2022 and 2021

Revenue

Revenues for the nine months ended March 31, 2022 and 2021 were approximately $2.3 million and $1.9 million respectively, an increase of approximately $0.4 million. We expect revenue to be variable, quarter to quarter since we are currently dependent on a small number of customers and revenue recognition often occurs when a task or job is entirely complete. We recognized 100% of revenues generated during the nine months ended March 31, 2022 from eight customers. $1.8 million (78%) of the revenue came from recognizing royalty revenue for the technology license with Fraunhofer (see Note 18. Fraunhofer Settlement for more detail).  100% of revenue came from five customers in the comparable period of 2021, one of whom represented 47% of the revenue.

Gross Profit

Gross profit for the nine months ended March 31, 2022 and 2021 was $2.1 million and $0.6 million respectively, an increase of approximately $1.5 million.  Gross profit percentage was 91.3% for the nine months ended March 31, 2022, and 32.2% for the nine months ended March 31, 2021. The increase in gross profit percentage was largely due to the 100% gross margin on royalty revenue related to the license with Fraunhofer.

Research and Development Expenses (“R&D”)

Research and development expenses for the nine months ended March 31, 2022 and 2021 were $11.4 million and $6.9 million respectively, an increase of approximately $4.5 million. The increase was primarily related to increases in personnel and other expenses to support our development of a portfolio of proprietary therapeutics and vaccines, the investment into the San Diego facility and investments into our pipeline including for IBIO-101 and IBIO-202

General and Administrative Expenses (“G&A”)

General and administrative expenses for the nine months ended March 31, 2022 and 2021 were approximately $23.5 million and $15.4 million respectively, an increase of $8.1 million. The increase resulted primarily from an increase in headcount and consulting costs to increase production capability and support the portfolio of proprietary therapeutics and vaccines.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the nine months ended March 31, 2022, were approximately $34.9 million, compared to approximately $22.3 million in the same period of 2021.

Total Other Income (Expense)

iBio CDMO’s operations take place in a facility in Bryan, Texas. Until November 1, 2021, the Facility was operated under a 34-year lease (the "Sublease") with the second affiliate of another affiliate of Eastern Capital Limited (“Eastern”), a stockholder of the Company (the “Second Eastern Affiliate”). Such Sublease was accounted for as a finance lease and included in Other Income.

Total Other Income (expense) for the nine months ended March 31, 2022 and 2021 was approximately ($0.5) million and ($1.7) million respectively. For the nine months ended March 31, 2022, Total Other Income (expense) primarily included interest expense of approximately ($1.2) million incurred under the finance lease offset by $0.6 million of Forgiveness of note payable. For the nine months ended March 31, 2021, Total Other Income (expense) primarily included interest expense of approximately ($1.8) million incurred under the finance lease.

Net Loss Attributable to iBio, Inc. Stockholders

Net loss attributable to iBio, Inc. stockholders for the nine months ended March 31, 2022, was approximately ($33.3) million, or ($0.15) per share. Net loss available to iBio, Inc. stockholders for the nine months ended March 31, 2021, was approximately ($23.5) million or ($0.12) per share.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents plus debt securities of approximately $54.5 million, including $5.9 million of restricted cash, as compared to $97.0 million as of June 30, 2021. Based on assumptions related to its business, including the sale-leaseback of the Bryan facility and collection of money owed to iBio by Fraunhofer among others, Management believes the Company has adequate cash to support the Company’s activities through at least September 30, 2023.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately ($26.0) million for the nine months ended March 31, 2022. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately ($5.6) million for the nine months ended March 31, 2022, was attributable primarily to the purchase of ($5.5) million of debt securities offset by the redemption of debt securities of $9.7 million, the purchase of fixed assets of ($3.9) million and the agreements entered into with RubrYc Therapeutics, Inc. which resulted in the purchase of equity securities of ($1.8) million and additions of intangible assets of ($4.3) million. Refer to Note 5 – Significant Transactions for details.

Net Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended December 31, 2022, was approximately ($6.1) million and mainly attributable to the Payment of Finance Lease Obligations related to the purchase of the manufacturing facility of ($5.8) million and ($0.3) million in Costs to attain term note.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of March 31, 2022, our accumulated deficit was approximately $ (206.9) million and we used approximately ($26.0) million of cash for operating activities during the nine months ended March 31, 2022.

Based on management projections including assumptions regarding the sale-leaseback of the Bryan facility and the payment of money owed to iBio by Fraunhofer among others and on the total cash and cash equivalents plus investments in debt securities of approximately $57.4 million including restricted cash of $5.9 million as of December 31, 2021, management believes the Company has adequate cash to support the Company’s activities through at least September 30, 2023.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2022, we were not involved in any SPE transactions.

Critical Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2022, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of March 31, 2022.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our net loss attributable to iBio Inc. was approximately $23.2 million and $16.4 million for 2021 and 2020 and approximately $12.4 million and $7.7 million for the three months ended March 31, 2022 and 2021, respectively, and approximately $33.3 million and $23.5 million for the nine months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of approximately ($206.9) million.

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would diminish the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could also cause an investor to lose all or part of their investment.

We need additional funding to fully execute our business plan, which funding may not be available on commercially acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate the commercialization of our development and manufacturing services and efforts for our product development programs. Our estimates of our future funding needs are based upon assumptions, which may not be accurate or come true.

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

Given that our cash, cash equivalents and investments in debt securities as of March 31, 2022, was approximately $48.6 million excluding $5.9 million in restricted cash, we believe we have adequate cash to support our current operations; however, in order to implement our long term operating plans, we will need to raise additional funds. We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies and proprietary products (which is not anticipated to be generated, if ever, in the near future), license and collaboration arrangements related to the operation of iBio CDMO, and through proceeds from the sale of additional equity or other securities. We cannot be certain that such funding will be available on favorable terms or available at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.

We have based this projection on assumptions that may prove to be wrong, in which case we may deplete our cash resources sooner than we currently anticipate. Our future capital requirements will depend on many factors, including:

●
the costs of operating our business including operating our facility, investing in our drug development pipeline, and investing in our CDMO business;
●
the revenue and the outlicensing gains if any our business can generate;
●
the financing of our business including the potential sales-leaseback of our facility;
●
the collection of receivables from the Fraunhofer settlement and license fee; and

● the extent to which we acquire or invest in businesses, products and technologies.

If the assumptions set forth above  prove to be wrong, we may need to raise capital sooner than anticipated. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

We may not have an adequate number of shares of common stock authorized to enable us to complete future equity financing transactions or strategic transactions, which may adversely affect our ability to grow and develop.

We are authorized to issue 275,000,000 shares of Common Stock, of which approximately 218,165,624 shares of Common Stock were issued and outstanding as March 31, 2022. At March 31, 2022, 36 million common shares were reserved for issuance of shares upon exercise of outstanding options or reserved for future issuance of common shares under our equity incentive plans. If all of these securities were exercised it would leave approximately 21 million authorized but unissued shares of common stock.

As a result of our limited number of our authorized and unissued shares of Common Stock, we may have insufficient shares of Common Stock available to issue in connection with any future equity financing transactions or strategic transactions we may seek to undertake. Accordingly, we will likely take steps in the near future to increase our number of available shares, which may include seeking stockholder approval of an increase in our authorized number of shares of common stock or a reverse stock split. At our annual meeting of stockholders held on December 9, 2020, we sought but did not obtain approval of an increase in our authorized number of shares of common stock from 275,000,000 to 425,000,000. At the 2021 Annual Meeting, we sought but did not obtain approval of a reverse stock split which if effected would have resulted in additional shares of unissued authorized Common Stock becoming available for issuance but did not obtain approval to effect a reverse stock split.  Although we have filed a preliminary proxy statement for a special meeting of stockholders to seek approval of a reverse stock split which if effected would have resulted in additional shares of unissued authorized Common Stock becoming available for issuance, there can be no assurance that such approval will be obtained at such special meeting of stockholders. If not, we may need to rely on debt for growth capital (which may be limited due to current covenants in the Credit Agreement) or take other steps necessary to raise capital or reduce operations.

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

To the extent that we raise additional capital through a public or private offering and sale of equity securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. We are authorized to issue 275,000,000 shares of common stock, of which at March 31, 2022, approximately 218,165,624 shares of common stock were issued and outstanding and 36 million common shares were reserved for issuance of shares upon exercise of outstanding options or reserved for future issuance of common shares under our equity incentive plans. If all of these securities were exercised it would leave approximately 21 million authorized but unissued shares of common stock. Accordingly, we will be able to issue up to approximately 21 million additional shares of common stock and approximately 1 million shares of preferred stock based on our current authorized number of shares of common stock. Sales of our common stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our common stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

The Credit Agreement contains, and our future indebtedness agreements may contain covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. The Credit Agreement requires maintaining $10,000,000 of unrestricted cash and cash equivalents and restricts iBio CDMO’s ability to:

●	incur, assume or guarantee additional Debt (as defined in the Credit Agreement);

●	repurchase capital stock;

●	make other restricted payments including, without limitation, paying dividends and making investments;

●	create Liens (as defined in the Credit Agreement); and

●	sell or otherwise dispose of assets.

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

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders. These events are currently escalating and creating increasingly volatile global economic conditions. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if the conflict between Russia and Ukraine continues for a long period of time, or if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

The above factors, including a number of other economic and geopolitical factors both in the U.S. and abroad, could ultimately have material adverse effects on our business, financial condition, results of operations or cash flows, including the following:

●	effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including currency fluctuations, inflationary pressures and significant income tax changes;
●	supply chain disruptions;
●a global or regional economic slowdown in any of our market segments;
●changes in government policies and regulations affecting the Company or its significant customers;

●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
●	new or stricter trade policies and tariffs enacted by countries, such as China, in response to changes in U.S. trade policies and tariffs;
●postponement of spending, in response to tighter credit, financial market volatility and other factors;
●rapid material escalation of the cost of regulatory compliance and litigation;
●difficulties protecting intellectual property;
●longer payment cycles;
●credit risks and other challenges in collecting accounts receivable; and
●the impact of each of the foregoing on outsourcing and procurement arrangements.

Our Second Amended and Restated Bylaws  provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Second Amended and Restated Bylaws provides that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or any action asserting a claim governed by the internal affairs doctrine. The federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended and the forum selection provision does not apply to claims arising exclusively under the Exchange Act or the Investment Company Act, or any other claim for which the federal courts have exclusive jurisdiction.

This forum selection provision may limit a stockholder’s ability to bring certain claims in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. If a court were to find this forum selection provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

The issuance of preferred stock could adversely affect the rights of the holders of shares of our common stock.

Our Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock without any further action on the part of our stockholders. Our Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock. Currently, we have 1,000 shares of convertible preferred stock outstanding. Our Board of Directors may, at any time, designate a new series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock, and the right to the redemption of the shares, together with a premium, before the redemption of our common stock and authorize the issuance of such series of preferred stock, which may have a material adverse effect on the rights of the holders of our common stock. In addition, our Board of Directors, without further stockholder approval, may, at any time, issue large blocks of preferred stock. In addition, the ability of our Board of Directors to designate and issue shares of preferred stock without any further action on the part of our stockholders may impede a takeover of our company and may prevent a transaction that is favorable to our stockholders.

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

10.1+*	Third Amendment to Exclusive License Agreement, dated February 3, 2022, by and between University of Pittsburgh and iBio, Inc.

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

*   Filed herewith.

+ Certain portions of this exhibit indicated therein by [**] have been omitted in accordance with Item 601(b)(10) of Regulation 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: May 12, 2022	/s/ Thomas F. Isett 3rd
Thomas F. Isett 3rd
Chairman of the Board of Directors and Chief Executive Officer Principal Executive Officer

Date: May 12, 2022	/s/ Robert Lutz
Robert Lutz
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer