Form 10-K
period 2022-06-30
iBio, Inc.
filed 2022-10-11
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $119,731,492 as of December 31, 2021, based upon the closing sale price on the NYSE American of $13.73 per share (post reverse split) reported for such date.

There were 9,006,583 post reverse split shares of the registrant’s common stock issued and outstanding as of October 10, 2022

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

Certain statements in this Annual Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. All statements contained in this Annual Report, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, the negative of these terms, other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report on Form 10-K and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report on Form 10-K is as of June 30, 2022, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this Annual Report.

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

PART I

Item 1. Business.

Overview

iBio, Inc. (“we”, “us”, “our”, “iBio”, “iBio, Inc” or the “Company”) is a developer of next-generation biopharmaceuticals using our proprietary Artificial Intelligence (“AI”)-Driven Discovery Platform and FastPharming® Manufacturing System. We are focusing our technologies on the research and development of novel products at its Drug Discovery Center in California. We are currently using our FastPharming Manufacturing System (“FastPharming” or the “FastPharming System”) and GlycaneeringSM Technologies to develop our portfolio of proprietary biologic drug candidates.  We also offer contract development and manufacturing services from its 130,000 square foot cGMP facility in Texas.

We operate in two segments: (i) Biopharmaceuticals; its large molecule discovery, development, and licensing activities, and (ii) Bioprocessing; its contract development and manufacturing services for recombinant proteins.

On September 19, 2022, we acquired substantially all of the assets of RubrYc Therapeutics, Inc. (“RubrYc”) which included:

●	AI Drug Discovery Platform: A patented system that uses artificial intelligence (“AI”) to design 3D models of subdominant and conformational epitopes to facilitate the creation of antibody drug candidates against previously hard-to-target tumors.
●	Previously Licensed Candidates: All rights, with no future milestone payments or royalty obligations, to IBIO-101, an IL-2 sparing anti-CD25 antibody for depletion of regulatory T cells, along with the jointly discovered monoclonal antibody (“Target 6”) that was identified in Q2 FY2022 using the Discovery Engine.
●	New Therapeutic Candidates: Three immuno-oncology candidates, plus a partnership-ready PD-1 agonist for serious autoimmune diseases such as systemic lupus erythematosus and multiple sclerosis.

We expect the addition of new therapeutic candidates and an AI-driven drug discovery platform for difficult to treat tumors to strengthen its Biopharmaceutical discovery and development capabilities. Meanwhile, IBIO-101 remains our lead immuno-oncology asset.

For our Bioprocessing area, the FastPharming System is our proprietary approach to recombinant protein production using plants. It uses hydroponically grown Nicotiana benthamiana (a relative of the tobacco plant), novel expression vectors, and transient transfection at scale to produce complex proteins emerging from our own development pipeline or for our clients.

In an effort to focus our resources on the promising new AI discovery platform and entering the clinic with our lead compounds, we have initiated a review of potential options to accelerate our transformation into a platform drug discovery and development company while extending our cash runway. These include a review of the pipeline, asset sales or licenses, partnerships, portfolio decisions, cost reductions, and efforts to raise additional capital, including non-dilutive additions of capital.

Biopharmaceuticals:

AI Drug Discovery Platform

In September 2022, iBio purchased substantially all of the assets of RubrYc (for a complete description of the transaction please see Footnote 26—Subsequent Events). The AI Drug Discovery platform technology is designed to be used to discover antibodies that bind to hard-to-target subdominant and conformational epitopes for further development within our existing portfolio or in partnership with outside entities. The RubrYc AI platform is built upon 3 key technologies.

1.	Epitope Targeting Engine: A proprietary machine-learning platform that combines computational biology and 3D-modeling to identify molecules that mimic hard-to-target binding sites on target proteins, specifically, subdominant and conformational epitopes. The creation of these small mimics enables the engineering of therapeutic antibody candidates that can selectively bind immune and cancer cells better than ”trial and error” antibody engineering and screening methods that are traditionally focused on dominant epitopes.
2.	RubrYcHuTM Library: An AI-generated human antibody library free of significant sequence liabilities that provides a unique pool of antibodies to screen. The combination of the Epitope Targeting Engine and screening with the RubrYcHu Library has been shown to reduce the discovery time from Ideation to in vivo Proof-of-Concept [PoC] by up to 4 months. This has the potential to enable more, and better, therapeutic candidates to reach the clinic, faster.
3.	StableHuTM Library: An AI-powered sequence optimization library used to improve antibody performance. Once an antibody has been advanced to the Lead Optimization stage, StableHu allows precise and rapid optimization of the antibody binding regions to rapidly move a candidate molecule into the IND-enabling stage.

Therapeutics

Immuno-Oncology

There have been notable advances in the field of oncology in recent years, and arguably none more important than the advent of immunotherapies. The Company has established its own AI drug discovery and drug development capabilities in San Diego, California, has built a pipeline of nine immuno-oncology programs.

IBIO-101

In August 2021, the Company signed a worldwide exclusive licensing agreement with RubrYc to develop and commercialize RTX-003 (now referred to as IBIO-101), an anti-CD25 monoclonal antibody [mAb]. As of September 2022, the Company acquired exclusive ownership rights to IBIO-101. In preclinical models of disease, IBIO-101 has demonstrated the ability to bind and deplete immunosuppressive regulatory T [Treg] cells to inhibit the growth of solid tumors.

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

IBIO-101 is a second-generation anti-CD25 mAb that potently binds and depletes Treg cells but doesn’t block the IL-2 signaling pathway to Teffs. IBIO-101 was initially developed using traditional mammalian cell expression systems, and preclinical studies have demonstrated that fucosylated and afucosylated IBIO-101 produced using a mammalian expression or the FastPharming System and Glycaneering Technology have comparable performance offering 2 potential alternative manufacturing paths.

We continue to advance its IL-2 sparing anti-CD25 antibody, IBIO-101, and anticipate moving the program from IND-enabling stage to an IND filing during the calendar year 2024.

IBIO-101 stimulates anti-tumor immunity by depleting immunosuppressive Treg cells via engagement with Natural Killer [NK] Cells

Discovery Immuno-Oncology

With iBio’s existing portfolio and with the acquisition of all of RubrYc’s pipeline assets, iBio has eight assets in the discovery phase for immuno-oncology including three immuno-oncology products in the late discovery stage and five products in the early discovery stage. Two of the late discovery programs have advanced from early to late discovery in June 2022 after extensive screening and in vitro testing.

All three immune-oncology programs purchased from RubrYc specifically have been selected to be differentiated by or benefit from the different RubrYc technology platforms.

We expect the immuno-oncology pipeline to continue to evolve as we evaluate the combined portfolio, move targets through preclinical stages and add targets via the AI Discovery Platform.

Autoimmune

PD-1

iBio has purchased the global rights to a partnership-ready PD-1 agonistic mAb intended to treat serious autoimmune disorders. While the goal in immuno-oncology is to remove immune tolerance towards cancer cells, in autoimmune diseases the opposite is the case, because autoimmune diseases can result from deficits in peripheral and/or central tolerance mechanisms which presents an opportunity for therapeutic intervention. Specifically, agonism or stimulation of inhibitory receptors like PD-1 or CTLA4, which mediate peripheral tolerance is a promising approach to treat autoimmune diseases. Unlike PD-1 antagonists used in immuno-oncology, PD-1 agonists are difficult to find. RubrYc used its AI Discovery Platform to discover PD-1. PD-1 is currently in the late-discovery stage, having undergone extensive screening and in vitro characterization, and we anticipate it will be advanced into in vivo models as IBIO-102, in the near future.

Fibrosis

Fibrosis is a pathological disorder in which connective tissue replaces normal parenchymal tissue to the extent that it goes unchecked, leading to considerable tissue remodeling and the formation of permanent scar tissue. Fibrosis can occur in many tissues within the body, including the lungs (e.g., idiopathic pulmonary fibrosis [“IPF”] and skin (e.g., systemic scleroderma [“SSc’].

IBIO-100

Our lead anti-fibrotic candidate is IBIO-100, and its design is based in part upon work by Dr. Carol Feghali-Bostwick, Professor of Medicine at the Medical University of South Carolina and Vice-Chair of the Scleroderma Foundation. Her initial work was conducted at the University of Pittsburgh, and we have licensed the patents relevant for the continued development of the molecule from the university.

As part of the Company’s review of potential options, we intend to continue to review the data from our research and development efforts and with continued consultation with Dr. Fedhali-Bostwick, determine how to proceed with the development of IBIO-100 in Fibrosis.

To align with the Company’s focus on the immuno-oncology pipeline, we intend to continue to pursue the E4 endostatin peptide, from which IBIO-100 is derived, as an oncology target in collaboration with University of Texas Southwestern.

Infectious Diseases

COVID

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

Initial pre-clinical studies of IBIO-202 demonstrated a robust, antigen-specific, memory T-cell response.  Immunization data are consistent with that, as a strong, cytotoxic, memory T-cell response was seen, rather than an inflammatory response. As a result, in September 2021, iBio submitted a pre-IND package for IBIO-202 with the intent to move its novel vaccine candidate into the clinic.  Following review of its pre- investigational new drug (“IND”) submission to the U.S. Food and Drug Administration (“FDA”) in January 2022, the Company conducted an IND-enabling challenge study with IBIO-202. At all 5 selected dose levels IBIO-202 provided no protective effect. This was true for all of the assessed endpoints which included bodyweight, viral load and histopathological evaluation.

Based on the data derived from the IND-enabling challenge study, iBio has decided not to move forward with the IND submission in 2023 and will further evaluate next steps with IBIO-202 as part of it the overall evaluation of its pipeline assets.

Animal Health: Classical Swine Fever

Classical swine fever (“CSF”) is a contagious, often fatal disease affecting both feral and domesticated pigs. Outbreaks in Europe, Asia, Africa, and South America have not only adversely impacted animal health and food security but have also had severe socioeconomic impacts on both the pig industry worldwide and small-scale pig farming. Currently available vaccines can be efficient at triggering rapid animal immune response and protecting swine populations when combined with culling of infected pigs but do not allow the differentiation of infected from vaccinated animals (DIVA), nor are they approved for use in the U.S. The development of DIVA compatible and efficacious vaccination solutions remains a top priority to prevent the economic impacts of a CSF outbreak including supply disruptions, export restrictions and reduced food security.

IBIO-400

In collaboration with the Institute of Infectious Animal Diseases at Texas A&M University and the Kansas State University, iBio used the FastPharming System to develop a potentially safe and protective DIVA-capable subunit vaccine1.

1 Laughlin, R.C. et al. (2019) “Plant‐made E2 glycoprotein single‐dose vaccine protects pigs against classical swine fever.” Plant Biotechnol J. 17(2):410-420]

The antigen is formulated in cost-effective oil-in-water emulsion adjuvants. IBIO-400 studies have shown that after single-dose vaccination, the adjuvanted, plant-made CSF E2 subunit vaccine provides complete protection in challenged pigs and is accompanied by strong virus neutralization antibody responses.

We submitted updated efficacy protocols, manufacturing processes, and validation plans to the United States Department of Agriculture (“USDA”) in February 2022 to enable manufacturing clearance of pre-license lots for study material to licensure.  During the USDA’s regulatory review period to evaluate our facility for the production of IBIO-400, we intend to continue to assess the data from our research and development efforts and determine how we will proceed with the development of IBIO-400, as part of our overall evaluation of our pipeline assets.

Bioprocess segment

Services:

iBio uses its proprietary FastPharming Expressions System and know how to develop or manufacture recombinant proteins on a contract basis for third parties, as well as to support our own biopharmaceutical development initiatives. Gross revenue for 2022 and 2021 was approximately $2.4 million and $2.4 million respectively, an increase of 1%. iBio’s services now include:

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

FastPharming

The FastPharming System is iBio’s proprietary approach to plant-made pharmaceutical and protein production. It uses hydroponically grown, transiently transfected plants, (typically Nicotiana benthamiana, a relative of the tobacco plant), novel expression vectors, a large-scale transient transfection method, and other technologies that can be used to produce complex therapeutic proteins emerging from our own, our clients’ and our potential clients’ pipelines.

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

The FastPharming System is carried out in iBio’s 130,000 square foot facility in Bryan, Texas. The process begins with planting seeds into an inert matrix for hydroponic cultivation and growth of iBio’s plants indoors under carefully controlled conditions. While the plants grow, FastPharming vectors carrying the genes encoding the desired protein product and plant viral proteins that result in amplification of construct within the plant are developed and produced in a bacterial host (Agrobacterium tumefaciens). Subsequently, the bacterial host is introduced into the leaves of intact plants via an automated vacuum infiltration process. After infiltration, the plants continue growing for about another week, as the target protein accumulates in plant leaves. Leaves are then harvested, homogenized in an extraction buffer and the target protein is purified via traditional methods.

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

By incorporating transient gene expression technology, the FastPharming System can deliver high quality proteins for clinical use without several of the time-consuming steps that competitive mammalian-cell based expression systems require, such as the need to i) isolate a high-producing cell clone from millions of non-productive cells, ii) establish a master cell bank, and iii) grow the clonal cells in a sterile fermenter to start the manufacturing process. These advantages may allow iBio the opportunity to test more pipeline opportunities and generate results quicker than conventional approaches. In addition to saving months of development time associated than traditional production platforms, iBio believes that the use of plants as bioreactors may be more environmentally friendly than mammalian cell culture protein expression systems. Traditional protein expression systems require large volumes of water-for-

injection [WFI] that is energy-intensive to produce.  Also, many modern cell culture production systems rely heavily upon single-use plastic consumables for their operations. The combination may contribute to the finding that in 2015, the pharmaceutical industry’s emission intensity was about 55% higher than that of the automotive industry2. In iBio’s process, plants, which fix carbon, are at the heart of the process and the use of disposable plastics is minimized.

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

Several agreements with RubrYc Therapeutics, Inc.

On August 23, 2021, we entered into a series of agreements with RubrYc Therapeutics, Inc. (“RubrYc”) described in more detail below:

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

Collaboration, Option and License Agreement: We entered into a collaboration agreement (the “Collaboration Agreement”) with RubrYc to collaborate for up to five years to discover and develop novel antibody therapeutics using RubrYc’s artificial intelligence discovery platform. In addition, RubrYc has granted us an exclusive option to obtain a worldwide sublicensable commercial license with respect to each of the lead product candidates resulting from such collaboration programs (the “Selected Compounds”).

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

The rights, preferences of and privileges of the RubrYc Series A-2 Preferred Stock (“Series A-2 Preferred”) are set forth in the Third Amended and Restated Certificate of Incorporation of RubrYc Therapeutics, Inc. (the “Amended RubrYc COI”), and include a preferential eight percent (8%) dividend, senior rights on liquidation, the right to elect a Series A-2 Preferred director for as long as we hold at least 1,500,000 shares of RubrYc stock, the right to vote on an as-converted basis, certain anti-dilution and other protective provisions, the right to convert the Series A-2 Preferred into shares of RubrYc common stock at our option, and mandatory conversion of the Series A-2 Preferred into shares of RubrYc common stock upon (a) the closing of a firm-commitment underwritten public offering to the public pursuant to an effective registration statement under the Securities Act of 1933, as amended, for shares of RubrYc common stock at a per share price of at least five (5) times the Series A-2 Original Issue Price (as defined in the Amended RubrYc COI) and resulting in at least $30,000,000 of gross proceeds to RubrYc or (b) such other date, time or event, specified by vote or written

2 Belkhir, L., et. al. (2018) “Carbon footprint of the global pharmaceutical industry and relative impact of its major players”. J Cleaner Production 214:185-194 consent of the majority of the aggregate voting power, on an as-converted basis, of the RubrYc Series A preferred stock (“Series A Preferred” and together with the Series A-2 Preferred, the “Senior Preferred Stock”) and Series A-2 Preferred. The Right of First Refusal and Co-Sale Agreement gives RubrYc the right of first refusal on stock sales by key holders, generally defined as founders, and a second right of first refusal and a co-sale right to specified other investors, including certain holders of Senior Preferred Stock and the Company.

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

Purchase Agreement: On September 16, 2022, we entered into an asset purchase agreement (the “Purchase Agreement”) with RubrYc in order to acquire substantially all of its assets, including the AI Drug Discovery Platform, RTX-003, all Selected Compounds, three additional immune-oncology candidates, a PD-1 agonist, in addition to lab and technology equipment.  On September 19, 2022, in connection with the closing of the acquisition, the Company entered into a termination agreement (the “Termination Agreement”) with RubrYc in order terminate the RTX-003 License Agreement and the Collaboration Agreement, which terminated any and all future milestone payments or royalty obligations we had under those agreements.  Under the terms of the Purchase Agreement, upon closing of the acquisition, we made an upfront payment of approximately $1,000,000 by issuing 102,354 post reverse split shares of our Common Stock to RubrYc.  RubrYc is also eligible to receive up to $5,000,000 in development milestone over the next five years, which can be paid in shares of our Common Stock or cash, at our sole discretion.

License with University of Pittsburgh (“Univ. of Pitt”)

On January 14, 2014 (the “Effective Date”), we entered into an exclusive worldwide License Agreement with Univ. of Pitt, which was amended on August 11, 2016, December 2, 2020 and February 8, 2022 (the “Exclusive License Agreement”) covering all of the U.S. and foreign patents and patent applications and related intellectual property owned by Univ. of Pitt pertinent to the use of endostatin peptides for the treatment of human and veterinary fibrosis (the “Field”). We paid an initial license fee of $20,000 and we are required to pay all of Univ. of Pitt’s patent prosecution costs that were incurred prior to, totaling $30,627, and subsequent to the Effective Date. On each anniversary date through the fourth anniversary we are to pay license fees ranging from $25,000 and $100,000, and upon the execution of the amendment in February, 2022, $10,000 starting on the eighth anniversary and on each subsequent anniversary date until the first commercial sale of the licensed technology. Beginning with commercial sales of the technology or approval by the FDA or foreign equivalent, the Company will be required to pay milestone payments, royalties and a percentage of any non-royalty sublicense income to Univ. of Pitt. Under the terms of the Exclusive License Agreement, Univ. of Pitt is also eligible to receive from us up to an aggregate of $1,900,000 in clinical development and regulatory milestone payments. Univ. of Pitt will also be entitled to receive low single-digit tiered royalties on sales of products containing the licensed technology, with a minimum annual royalty once sales commence. In the event that we are required to license intellectual property rights owned by a third-party to make, use, or sell licensed technology in the Field in order to avoid infringing the patent or other intellectual property rights of such third-party, then subject to certain conditions, we will be entitled to a credit of such third-party royalties against royalties due to Univ. of Pitt. Under the terms and conditions of the Exclusive License Agreement, we have agreed to use our best efforts to bring the licensed technology to market as soon as practicable, consistent with sound and reasonable business practice and judgment, and to continue active, diligent marketing efforts for the licensed technology throughout the term of the Exclusive License Agreement. In addition, upon the execution of the amendment in February, 2022, the specific milestone completion deadlines within the Exclusive License Agreement were extended, including filing an investigational new drug application by December 31, 2023, enrollment of first patient in a Phase 1 clinical trial by June 30, 2024, enrollment of first patient in a Phase 2 clinical trial by September 25, 2025, enrollment of first patient in a Phase 3 clinical trial by September 30, 2028 and filing of a Biologics License Application or foreign equivalent by March 31, 2032. We are also required to meet certain diligence milestones.

If we breach the Exclusive License Agreement and do not cure such breach within 30 days of receipt of notice, the Univ. of Pitt may terminate the Exclusive License Agreement in its entirety. Univ. of Pitt may also terminate the Exclusive License Agreement, effective immediately, if we file for bankruptcy, are dissolved or have a receiver appointed for substantially all of our property.

Planet Biotechnologies: ACE2-Fc

After reviewing our internal strategy, we have decided to terminate the partnership with Planet Biotechnologies, Inc. for the development of the recombinant ACE2-Fc protein as treatment for COVID-19 and other coronavirus diseases.  As part of our original agreement, no payments are due to Planet at the time of termination.

FastPharming Facility Purchase from Eastern Capital Limited

On November 1, 2021, we purchased the manufacturing facility (the “Facility”) previously operated under a lease from two affiliates of Eastern Capital Limited (the “Eastern Affiliates”). We also acquired the approximate 30% equity interest (after conversion) in iBio CDMO held by the Eastern Affiliates, who became the lessee under the ground lease for the property upon which the Facility is located and terminated the Sublease iBio had entered into with the Eastern Affiliates. As a result, the subsidiary and its intellectual property are now wholly owned by iBio. The total purchase price for the Facility, the termination of the Sublease and other agreements among the parties, and the equity described below is $28,750,000, which was paid $28,000,000 in cash and by the issuance to Bryan Capital Investors LLC, an affiliate of the Eastern Affiliates a five-year warrant to purchase 51,583 post reverse split shares of our common stock at a post reverse split exercise price of $33.25 per share.

In connection with the purchase of the Facility, iBio entered into a Credit Agreement, dated November 1, 2021 (the “Credit Agreement”), with Woodforest National Bank (“Woodforest”) pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan is evidenced by a Term Note (the “Term Note”). The Term Loan was advanced in full on the closing date. The Term Loan bears interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest is payable monthly beginning November 5, 2021.  Principal on the Term Loan is payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provides that it may be prepaid by iBio CDMO at any time and provides for mandatory prepayment upon certain circumstances. The Term Loan is secured by a lien on all of the assets of iBio CDMO and we guaranteed payments of the obligations owed under the Term Loan.

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders and certain change of control events. The Credit Agreement also contain negative covenants which included a prohibition on the incurrence of Debt (as defined in the Credit Agreement) except Permitted Debt (as defined in the Credit Agreement) and Liens (as defined in the Credit Agreement), and termination of the Ground Lease Agreement and affirmative covenants that originally included delivery of audited financial statements within 120 days of the year end without a “going concern” or like qualification. In addition, the Credit Agreement originally provided that the Company must maintain unrestricted cash of no less than $10,000,000.

On October 11, 2022, we and Woodforest entered into the First Amendment to the Credit Agreement pursuant to which the Credit Agreement was amended to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days  upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them (see Item 3 – Legal Proceedings for more information), (iii) include principal payments of $250,000 per month in debt amortization for a 6 month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast (vi) reduce the liquidity covenant in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5.0 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ending June 30, 2022, such that the filing is acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment.

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

Intellectual Property

We currently own or license 107 patents, of which 101 are owned and 6 are licensed. Of the 101 patents we own, 25 are U.S. and 76 are international. We recently acquired 30 U.S. and foreign applications from RubrYc for novel antibodies, scaffold technology, and a machine learning apparatus for engineering meso-scale peptides, including 1 allowed application.  We now have 9 U.S., 3 Patent Cooperation Treaty, and 20 international applications pending. International patents and applications include numerous foreign countries including Australia, Brazil, Canada, China, Hong Kong, India, Japan, Korea, and several countries in Europe. In the U.S. our patents expire between 2023 and 2036. Outside the US these patents expire between 2023 and 2036.  The 8 patents expiring in 2023 in the US and overseas are related to virus-induced gene silencing in plants.

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

In addition to patents and patent applications that we own and license, we rely on trade secrets and know-how to develop and maintain our competitive position. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, and obtain and maintain ownership of certain technologies, in part, through confidentiality agreements and invention assignment agreements with our employees, consultants, scientific advisors, contractors, and commercial partners.

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

The technology and products covered by our issued and pending patent applications are summarized below:

Technology and Product Patents (U.S.)

●	Virus-induced gene silencing in plants
●	Transient expression of foreign genes in plants
●	Production of foreign nucleic acids and polypeptides in sprout systems
●	Production of pharmaceutically active proteins in sprouted seedlings

●	Systems and method for clonal expression in plants
●	Recombinant carrier molecule for expression, delivery and purification of target polypeptides
●	Influenza antigens, vaccine compositions, and related methods
●	Plague antigens, vaccine compositions, and related methods
●	Influenza therapeutic antibodies
●	Trypanosomiasis vaccine
●	Anthrax antigens, vaccine compositions, and related methods
●	Use of endostatin peptides for the treatment of fibrosis

Pending Technology Patent Applications (U.S. and International)

●	Activation of transgenes in plants by viral vectors
●	Transient expression of proteins in plants
●	Thermostable carrier molecule
●	In vivo deglycosylation of recombinant proteins in plants
●	Scaffold technology
●	Machine learning apparatus for engineering meso-scale peptides

Pending Product Patent Applications (U.S. and International)

●	Antibodies
●	Influenza vaccines
●	Influenza therapeutic antibodies
●	Anthrax vaccines
●	Plague vaccines
●	HPV vaccines
●	Trypanosomiasis vaccine
●	Malaria vaccines
●	Endostatin fragments and variants for use in treating fibrosis
●	COVID-19 vaccines
●	Novel Antibodies

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

As a biopharmaceutical company with a focus on cancer therapeutics, we compete with a broad range of companies. At the highest level, our therapeutics can be seen as both a complement and a potential competitor to any oncology therapy, most notably chemotherapy, radiotherapy, biologics and small molecule drugs. Not only do we compete with companies engaged in various cancer treatments including radiotherapy and chemotherapy, but we also compete with various companies that have developed or are trying to develop immunology vaccines for the treatment of cancer. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs with extensive facilities and equipment than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca plc), Johnson & Johnson, Pfizer Inc., Merck KGaA and Sanofi SA, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), Amgen Inc., Gilead Sciences, Inc. and its subsidiary Kite Pharma, Inc., and competing cancer immunotherapy companies such as, Bluebird Bio, Inc., Transgene SA, Bausch Health Companies, Lumos Pharma, Agenus Inc., Aduro Biotech, Inc., Advaxis, Inc., ImmunoCellular Therapeutics, Ltd., IMV Inc., Oxford BioMedica plc, Bavarian Nordic A/S, Celldex Therapeutics, Inc., as well as tech enabled drug discovery companies such as Recursion, Abcellera Biologics, Inc., Cellarity, BenevolentAI, and others, some of which have substantially greater financial, technical, sales, marketing, and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are less expensive, safer or more effective than those being developed by us or that would render our technology obsolete. In addition, the pharmaceutical and biotechnology industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to remain current with the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by advancing their existing technological approaches or developing new or different approaches.

Research and Development

Our research and development functions are focused on the creation of new products and services, as well as enhancements to our existing offerings, both of which are necessary to maintain our competitive position. Our research and development activities take place primarily at our facilities in San Diego. iBio has leased lab and office space in San Diego for the purpose of conducting research.

Commercialization

We intend to develop and, if approved by the FDA, to commercialize our product candidates alone or in collaboration with others. We do not intend to further develop all of our product candidates, such as IBIO-202, unless we are able to receive grant funding or funding from a partner or collaborator. We may work in combination with one or more large pharmaceutical partners for certain indications, where specialist capabilities are needed. We may enter into distribution or licensing arrangements for commercialization rights for other regions outside the United States.

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

Backlog

Our backlog consists primarily of orders for which we have entered into a Master Services Agreement with an accompanying Statement of Work (“SOW”). Our backlog was approximately $0.3 million as of June 30, 2022.

Government Regulation and Product Approval

Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.

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

Many other countries in which we might choose to develop drugs or run clinical trials have similar rules and regulation. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union or other foreign countries, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Overall potential risks:

Although we are still in preclinical stages, we potentially could have some risks associated with commercializing a product.  These risks include but are not limited to:

●	NDA/BLA:
o	Once clinical trials of a product candidate are completed, FDA approval of an NDA or BLA must be obtained before commercial marketing of the product. The NDA or BLA must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The FDA may grant deferrals for submission of data, or full or partial waivers. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the NDA or BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Post-Approval Requirements:

o	Any products for which we receive FDA approvals will be subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses, known as ‘off-label’ use, limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet.

Other U.S. Healthcare Laws and Compliance Requirement:

o	In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, for instance the Office of Inspector General, the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, research, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the physician payment transparency laws, the privacy and security provisions of HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act (“HITECH”), and similar state laws, each as amended. Once commercialized, we could be liable to ensure full compliance with the law.

Coverage, Pricing and Reimbursement

o	Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. This is dictated by third-party payors’ coverage and establish adequate reimbursement levels for such products. The marketability of any product candidate for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement.

Foreign Regulation:

o	In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales

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

Accelerated Approval

There are a variety of pathways under which applicants may seek expedited approval from FDA, including fast track, breakthrough therapy, priority review and accelerated approval.  The FDA accelerated approval program provides for early approval of drugs based on a drug on a clinical trial(s) showing that the drug meets a surrogate or an intermediate clinical endpoint rather than a clinical benefit endpoint. Accelerated approval is possible for drugs for serious conditions that fill an unmet medical need.

A surrogate endpoint used for accelerated approval is a marker, such as a laboratory measurement, that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Likewise, an intermediate clinical endpoint is a measure of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on irreversible morbidity and mortality. Because it sometimes can take many years for a drug trial to show a clinical benefit, the use of a surrogate endpoint or an intermediate clinical endpoint can significantly shorten the time required to complete clinical trials and obtain FDA approval.

If a drug receives an accelerated approval, the company that sponsored the application must conduct a post-approval trial to confirm the anticipated clinical benefit. These trials are known as Phase 4 or post-approval confirmatory trials. If the confirmatory trial shows that the drug actually provides a clinical benefit, then the FDA grants traditional approval for the drug. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. If the confirmatory trial does not show that the drug provides clinical benefit, FDA has regulatory procedures in place that could lead to removing the drug from the market.

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

U.S. Patent-Term Extension

Depending upon the timing, duration and specifics of FDA approval of our current product candidates or any future product candidate, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Act. The Hatch Waxman Act permits extension of the patent term of up to five years as compensation for patent term lost during FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term extension period is generally one half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension (and only those patent claims covering the approved drug, a method for using it or a method for manufacturing it may be extended), and the application for the extension must be submitted prior to the expiration of the patent. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension. In the future, we may apply for extension of a patent term for our currently owned patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA. However, there can be no assurance that the USPTO will grant us any requested patent term extension, either for the length we request or at all.

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

Human Capital/Employees

As of June 30, 2022, we had 31 employees in iBio and 85 employees in iBio CDMO, 105 of which are full time employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We consider our relations with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the State of Delaware on April 17, 2008, under the name iBioPharma, Inc. We engaged in a merger with InB:Biotechnologies, Inc., a New Jersey corporation on July 25, 2008, and changed our name to iBio, Inc. on August 10, 2009.

Our principal executive offices are located at 8800 Health Science Center Parkway, Bryan, Texas and our telephone number is (979) 446-0027. Our website address is www.ibioinc.com. The information contained on, or accessible through, our website does not constitute part of this Annual Report on Form 10-K. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Reverse Stock Split

On June 30, 2022, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio of one-for-twenty five (1:25).

On September 22, 2022, the Company's Board of Directors approved the implementation of the reverse stock split at a ratio of one-for-twenty five (1 : 25) shares of the Company's common stock. As a result of the reverse stock split, every twenty five (25) shares of the Company's common stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. The reverse split also applied to common stock issuable upon the exercise of the Company’s outstanding stock options. The reverse stock split did not affect the par value of the Company’s common stock or the shares of common stock the Company is authorized to issue under its Certificate of Incorporation, as amended. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. The effective date of the reverse stock split was October 7, 2022. All share and per share amounts of common stock presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the one-for-twenty five reverse stock split.

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

Risks Related to our evaluation of strategic options to extend our cash runway

• We are evaluating a number of potential options to expand our cash runway.

• There can be no assurance that we will be successful in implementing any of the options that we are evaluating.

• Regardless of whether we are able to extend our current runway, we will need to raise additional capital in order to fully execute our longer-term business plan.

• If we don’t successfully raise additional capital in order to fully execute our longer-term business plan, our board of directors could pursue other strategic alternatives including the sale or discontinuation of business segments or products.

Risks Related to COVID-19

• We may continue to be impacted by the COVID-19 pandemic.

Risks Related to Our Financial Position and Need for Additional Capital

• We have a limited operating history developing vaccines and therapeutics.

• We are evaluating potential options for the Company that could impact our future operations and financial position.

• Substantial doubt exists related to our ability to operate as a going concern.

• We have incurred and expect to continue to incur significant losses.

• We anticipate that our expenses will increase in the future.

• We need additional funding to fully execute our business plan.

• The actual amount of funds we will need to operate is subject to many risk factors.

• Raising additional capital may cause dilution to our existing stockholders and/or restrict our operations or rights.

• We currently have no products approved for commercial sale.

• We have a limited experience operating as a CDMO or biopharmaceutical.

• Potential use of government funding for R&D programs may impose conditions limiting our ability to take certain actions.

Risks Related to the Asset Acquisition of RubrYc

• The combined company may not experience the anticipated strategic benefits of the acquisition.

• We may be unable to successfully integrate the RubrYc business with our current management and structure.

• In order to develop RubrYc product or technology we will have to devote significant resources.

• Our stockholders will experience substantial dilution from the issuance of the acquisition consideration.

Risks Related to the Development and Commercialization of Our Technologies and Product Candidates

• Including the newly acquired assets we have fourteen product candidates, but they are all in pre-clinical development.

• We are reliant on successful product candidates that involve significant clinical testing before seeking regulatory approval.

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

• Our clinical product candidate may exhibit undesirable side effects.

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

• We may become involved in lawsuits to protect or enforce our patents or other intellectual property.

• Failure to comply with our obligations in the agreements could result in a loss or intellectual property rights.

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

• A failure to have an appropriately workforce could adversely impact the ability of the facility to operate.

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

• We rely on third parties to supply the raw materials needed to operate our CDMO business and our R&D.

• With current and future potential acquisitions of companies, products or technologies, we may face integration risks and additional costs.

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

• Provisions in our certificate of incorporation, bylaws and under Delaware law could discourage a takeover.

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

Detailed Risk Factors:

Our business faces many risks. Past experience may not be indicative of future performance, and as noted elsewhere in this Annual Report on Form 10-K, we have included forward-looking statements about our business, plans and prospects that are subject to change. Forward-looking statements are particularly located in, but not limited to, the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the other risks or uncertainties contained in this Annual Report, the risks described below may affect our operating results, financial condition and cash flows. If any of these risks occur, either alone or in combination with other factors, our business, financial condition or operating results could be adversely affected, and the trading price of our common stock may decline. Moreover, readers should note this is not an exhaustive list of the risks we face; some risks are unknown or not quantifiable, and other risks that we currently perceive as immaterial may ultimately prove more significant than expected. Statements about plans, predictions or expectations should not be construed to be assurances of performance or promises to take a given course of action.

COVID-19

We may continue to be impacted by the COVID-19 pandemic.

As a result of the pandemic, we have at times experienced reduced capacity to provide CDMO services as a result of instituting social distancing at work requirements in our Texas facility, restricting access to essential workers, as well as taking other precautions. For example, just recently in July 2022 after we experienced a rise in COVID-19 cases within our Texas facility, for approximately one week, we mandated only those involved in mission critical manufacturing activities were to be permitted within our Texas facility.  In addition, in order to avoid shortages of raw materials and other supplies experienced by other manufacturers we have increased our inventory of such materials; however, there can be no assurance that we will be able to avoid supply chain shortages in the future.  Although, to date our operations have not been materially adversely impacted by the COVID-19 pandemic and we do not currently anticipate operational difficulties due to the pandemic, the risk exists that further COVID-19 developments may negatively impact our operations if we should suffer supply chain shortages, absenteeism of workers or facility shutdowns due to the pandemic. Governmental restrictions, including travel restrictions, quarantines, shelter-in-place orders, business closures, new safety requirements or regulations, or restrictions on the import or export of certain materials, or other operational issues related to the COVID-19 pandemic may have an adverse effect on our business and results of operations. The evolving nature of the circumstances is such that it is impossible, at this stage, to determine the full and overall impact the COVID-19 pandemic may have, but it could further disrupt production and cause delays in the supply and delivery of products used in our operations, adversely affect our employees and disrupt our operations and manufacturing activities, all of which may have a material adverse effect on our business. In addition, our research and development activities are conducted in one laboratory in San Diego, California, and any required shut down of the laboratory could result in delays in our early development programs.  We have ascertained that certain risks associated with further COVID-19 developments may adversely impact our operations and liquidity, and our business and share price may also be affected by the COVID-19 pandemic. However, we do not anticipate any significant threat to our operations at this point in time. Due to the general unknown nature surrounding the crisis, we cannot reasonably estimate the potential for any future impacts on our operations or liquidity.

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

Risks Related to Our Financial Position and Need for Additional Capital

We have a limited operating history developing vaccines and therapeutics, which may limit the ability of investors to make an informed investment decision.

We commenced independent operations in 2008, and our operations to date have included organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary technologies, recommissioning and operating our CDMO facility, identifying potential product candidates and undertaking, through third parties, preclinical trials and clinical trials of product candidates derived from our technologies. Commercial activities at our CDMO facility commenced in January 2016 with the large majority of our early efforts directed towards recommissioning the facility to help meet cGMP manufacturing standards and provisions for iBio’s core service offerings.  During the past year, we shifted our focus away from generating revenue as a CDMO service provider to the development of vaccines and therapeutics for commercialization. Our current focus is on immune-oncology therapeutics.  The current vaccines and therapeutics being developed are all in preclinical development. Certain vaccine candidates using iBio’s technologies have previously been evaluated by other organizations in Phase 1 clinical trials; however, all of our vaccine and therapeutic protein product candidates are still in preclinical development. Neither we nor our collaborators have completed any other clinical trials for any vaccine or therapeutic protein product candidate produced using iBio technology. As a result, we have not yet demonstrated our ability to successfully complete any Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any conclusion you reach about our future success or viability may not be as predictive as it might be if we had a longer operating history.

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

Because of the numerous risks and uncertainties associated with development and manufacturing product candidates, we are unable to predict if we will generate significant revenue. If we cannot successfully execute on any of the factors listed above, our business may not succeed, and we may never generate significant revenue.

We are reviewing potential options to extend our cash runway. This review could impact our future operations and financial position.

We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact the Company’s liquidity. Potential options being considered to increase liquidity include lowering our burn rate by decreasing spending and focusing product development on a limited number of product candidates, sales or out-licensing of certain product candidates or parts of the business, raising money from the capital markets, grant revenue or collaborations or a combination of the above. Our cash, cash equivalents and investments in debt securities of $39.5 million as of June 30, 2022, is not anticipated to be sufficient to support our operations for at least 12 months from the date of the filing of this Annual Report on Form 10-K unless we reduce our burn rate or increase our capital. Regardless of whether we are able to reduce our burn rate or sell or out-licensing of certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. It is our belief, in part based on input from expert advisors, that iBio will be able to implement one or more options that will allow us to extend our cash runway for at least 12 months from the date of the filing of this Annual Report on Form 10-K. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

There can be no assurance that the exploration of potential options will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. No timetable has been established for the completion of this process, and we do not expect to disclose developments unless and until we have a material update to provide or the Board of Directors has concluded that disclosure is appropriate or required. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of June 30, 2022, we have an accumulated deficit of $224 million.

We held cash, cash equivalents and investments in debt securities of $39.5 million as of June 30, 2022. Based on current trends and activities, there is significant doubt that we can continue as a going concern beyond Q3 of Fiscal 2023. We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity. Potential options being considered to increase liquidity include lowering our expenses through decreasing spending and focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates or parts of the business, raising money from capital markets, grant revenue or collaborations, or a combination thereof. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. We believe based on input from expert advisors, that it is likely we will be able to implement one or more options that will extend our cash runway for 12 months or more from the date of the filing of this Annual Report on Form 10-K. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our consolidated audited financial statements as of and for the year ended June 30, 2022 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended June 30, 2022 with respect to this uncertainty. If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives or initiate steps to cease operations.

We have incurred significant losses since our inception. We expect to incur losses during our next fiscal year and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our comprehensive net loss was approximately ($50.5) million and ($23.2) million for 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of approximately ($224.0) million.

To date, we have financed our operations primarily through the sale of common stock, preferred stock and warrants. We have devoted substantially all of our efforts to research and development, including the development and validation of our technologies, our CDMO facilities, and the development of a proprietary therapeutic product against oncology, fibrosis and COVID-19 vaccines based upon our technologies. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and may incur operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if we:

●	initiate clinical trials of our product candidates;
●	continue the research and development of our product candidates;
●	seek to discover or license in additional product candidates; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and manufacturing efforts.

Our future profitability and cash flow in large part depends on our research and development programs and our ability to successfully develop, partner or commercialize our product candidates and to a lesser extent, which is not anticipated for several years, our ability to generate revenue from our iBio CDMO services provided that we continue that business sector. Our cash position is expected to limit the number of product candidates that we seek to develop. This will require us, alone or with our licensees and collaborators, to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained or establishing collaborations with parties willing and able to provide necessary capital or other value. We may never succeed in these activities. We may never generate revenues that are significant or large enough to achieve profitability.

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

We expect our research and development expenses to increase significantly in light of the acquisition of the assets of RubrYc as our product candidates advance in clinical development, and as we add more employees. As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities. The number and design of the clinical trials that will be required varies depending upon product candidate, the condition being evaluated, and the trial results themselves. Therefore, it is difficult to accurately estimate the cost of the clinical trials. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Because of numerous risks and uncertainties involved in our business, the timing or amount of increased development expenses cannot be accurately predicted, and our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. We anticipate that further product development is also expected to increase expenses, including but not limited to the expected initiation of IND-enabling studies IBIO-101 and the additional studies that will be required to support development of our immuno-oncology programs. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials.

In addition, as we expand our business, we will need to retain additional employees with the necessary skills including employees for our continued expansion of drug discovery capabilities in San Diego, California.

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

We will need additional capital to fully implement our current long-term business, operating and development plans as we do not anticipate that any of our product candidates will generate revenue in the next few years, if at all. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially.

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

The actual amount of funds we will need to operate is subject to many risk factors, some of which are beyond our control.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include the following:

●	the progress of our research activities;
●	the number and scope of our research programs;
●	the progress of our preclinical and clinical development activities;
●	the progress of the development efforts of parties with whom we have entered into research and development agreements and amount of funding received from partners and collaborators;
●	our ability to maintain current research and development licensing arrangements and to establish new research and development and licensing arrangements;
●	our ability to achieve our milestones under licensing arrangements;

●	the costs associated with manufacturing related services to produce materials for use in our clinical trials;
●	the costs involved in prosecuting and enforcing patent claims and other intellectual property rights;
●	the costs incurred to screen and enroll patients; and
●	The costs and timing of regulatory approvals.

We have based our estimate on assumptions that may prove to be wrong. We may need to obtain additional funds sooner or in greater amounts than we currently anticipate. Potential sources of financing include strategic relationships, public or private sales of our shares or debt and other sources. Additionally, we may seek to access the public or private equity markets when conditions are favorable due to our long-term capital requirements. We do not have any committed sources of financing at this time, and it is uncertain whether additional funding will be available when we need it on terms that will be acceptable to us, or at all.

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

We currently have no products approved for commercial sale, have no significant source of revenue and may never generate significant revenue.

Due to our focus on cancer research and development our ability to generate revenue depends heavily on:

●	our ability to raise additional capital on a timely basis to continue to fund our clinical trials;
●	demonstration in current and future clinical trials that our product candidates are safe and effective;
●	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;
●	successful manufacture and commercialization of our product candidates; and
●	market acceptance of our products.

All of our existing product candidates are in various stages of development and will require extensive additional clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before they could provide us with any revenue. As a result, even if we successfully develop, achieve regulatory approval and commercialize our products, we may be unable to generate revenue for many years, if at all. We do not anticipate that we will generate revenue from product sales for at least several years, if at all. If we are unable to generate revenue from product sales, we will not become profitable, and we may be unable to continue our operations.

The failure to comply with the terms of the Credit Agreement, as amended, could result in a default under the terms of the Credit Agreement, as amended, and, if uncured, it could potentially result in action against our pledged assets.

There is no assurance that iBio CDMO or we will generate sufficient revenue or raise sufficient capital to be able to make the required principal payment under the Term Loan in the principal amount of $22,375,000 that iBio CDMO entered into with Woodforest. The Term Loan with Woodforest is secured by (a) a leasehold deed of trust on our sole manufacturing facility (the “Facility”), (b) a letter of credit issued by JPMorgan Chase Bank and (c) a first lien on all assets of iBio CDMO including the Facility.  We have also guaranteed the payment of all iBio CDMO’s obligations under the Credit Agreement. In addition, pursuant to the terms of the Credit Agreement, as amended, we are currently obligated to make a cash payment to Woodforest of (i) $5.1 million within two (2) Business Days (as defined in the Credit Agreement) upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them, (ii) $250,000 per month for a 6 month period commencing October 2022 through March 2023, and (iii) $22,375.  In addition, pursuant to the terms of the Credit Agreement, as amended, we are currently obligated to maintain a restricted cash balance of $7.5 million (the “liquidity covenant’).  If we fail to successfully extend our cash runway via strategic options or other alternatives as described we would be in violation of the liquidity covenant on December 31, 2022.  If we or iBio CDMO fails to comply with the terms of the Term Loans and/or the related agreements, including the affirmative and negative covenants contained therein, Woodforest National Bank could declare a default and if the default were to remain uncured, Woodforest National Bank would have the right to proceed against any or all of the collateral securing their Term Loan. Our failure to make such payments when due could result in our loss of the Facility, upon which our manufacturing is based. The Credit Agreement with Woodforest National Bank originally included an affirmative covenant that required us to provide to Woodforest within 120 days of our fiscal year end, our financial statements, audited by independent certified public accountants without a “going concern” qualification. The financial statements for the year ended June 30, 2022 include a qualification that raises substantial doubt about our ability to continue as a going concern.  As a result, without the amendment to the Credit Agreement, we would have been in violation of the covenant after the expiration of the cure period.  Any action to proceed against our assets would likely have a serious disruptive effect on our business operations, especially if the Facility were foreclosed upon.

The Credit Agreement, as amended, requires that we pay a significant amount of cash to the lender. Our ability to generate sufficient cash to make all required payments under the Credit Agreement, as amended, depends on many factors beyond our control.

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

Covenant restrictions in the Credit Agreement, as amended, may limit our ability to operate our business.

The Credit Agreement contains, and our future indebtedness agreements may contain covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. The Credit Agreement, as amended, currently requires maintaining $7,500,000 of unrestricted cash and cash equivalents (with the ability to lower the liquidity covenant to $5,000,000 upon the occurrence of a milestone detailed in the Credit Agreement, as amended) and restricts iBio CDMO’s ability to:

●	incur, assume or guarantee additional Debt (as defined in the Credit Agreement);
●	repurchase capital stock;
●	make other restricted payments including, without limitation, paying dividends and making investments;
●	sell or otherwise dispose of assets.

As of the date of this filing, iBio is in compliance with this covenant in the Credit Agreement, as amended.

In order to develop certain of our product candidates we will rely upon government funding. Any government funding for our R&D programs may impose requirements that limit our ability to take certain actions, and subject us to potential financial penalties, which could materially and adversely affect our business, financial condition and results of operations.

We have applied for government grants to support some of our research and development activities for our product candidates.  If we do not obtain the grants we applied for or other grants, we currently do not anticipate developing certain of our product candidates.  Even if we obtain grant funding, the terms of the grant funding may be restrictive. Often government grants include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters.

Risks Related to The Asset Acquisition of RubrYc

The company may not experience the anticipated strategic benefits of the Asset Acquisition.

While we anticipate certain benefits from our acquisition of the assets of RubrYc, we may not be able to realize the expected benefits. We may not be able to integrate the two businesses successfully, and we could assume unknown or contingent liabilities. The RubrYc intellectual property may not have the scientific value and commercial potential which we envision. Any failure of the acquisition to meet our expectations could have a material negative effect on our results of operations. There can be no assurance that the anticipated benefits of the acquisition will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

We may be unable to successfully integrate the RubrYc assets with our current management and structure.

Our failure to successfully integrate the assets of RubrYc could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

●	assimilating RubrYc’s technology and retaining personnel, especially in light of the fact that RubrYc’s business operations are terminating;
●	estimating the capital, personnel and equipment required for RubrYc based on the historical experience of management with the businesses they are familiar with; and
●	minimizing potential adverse effects on existing business relationships.

In order to develop RubrYc product or technology we will have to devote significant resources to RubrYc product or technology and will need to raise additional capital to fully develop the newly acquired product candidates.

Obtaining requisite regulatory approvals for the clinical trials of the product candidates we acquired from RubrYc product candidates are anticipated to require significant expenditures. We have incurred significant losses from operations to date and expect our expenses to increase in connection with our ongoing activities, and the addition of the product candidates we acquired from RubrYc. In order to fully develop the newly acquired product candidates we will need to raise additional capital. There can be no assurance that funding will be available on acceptable terms on a timely basis, or at all. The various ways that we could raise capital carry potential risks. Any additional sources of financing will likely involve the issuance of our equity securities, which will have a dilutive effect on our stockholders. If we raise funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technologies or tests or grant licenses on terms that are not favorable to us.

Our stockholders will experience substantial dilution from the issuance of the acquisition consideration and may not realize a benefit from the Acquisition commensurate with the ownership dilution they will experience in connection with the Acquisition.

We have the option to pay the milestone consideration owed to the RubrYc shareholders in shares of our common stock. Our stockholders will experience substantial dilution from the issuance of shares of common stock to pay milestone consideration.

Risks Related to the Development and Commercialization of Our Technologies and Product Candidates

We currently have a limited number of product candidates in early stages of pre-clinical development and are dependent on the success of these product candidates, which requires significant clinical testing before seeking regulatory approval. If our product candidates do not receive regulatory approval or are not successfully commercialized, our business may be harmed.

We are currently in preclinical development of multiple product candidates as potential treatments across multiple therapeutic areas; however, we announced we are evaluating potential options to extend our cash runway and may change the focus of our resources. It is possible that we may never be able to develop a marketable product candidate.

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our product candidates in the immune-oncology field. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of these product candidates, which may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of product candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market any product in the United States unless and until we receive approval from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. We have never submitted an NDA or BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of an NDA or BLA is an extensive, lengthy, expensive, and inherently uncertain process, and the FDA may delay, limit or deny approval of its product for many reasons.

Because we have limited financial and managerial resources, our focus is limited to the development of multiple product candidates. As a result, we may forego or delay pursuit of opportunities with other technologies or product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending and the spending of our clients and collaborators may not yield any commercially viable products.

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

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. As demonstrated by IBIO-202, which had success in early preclinical testing but did not have success in recent preclinical testing. We and our licensees may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent the commercialization of product candidates based on our iBio technologies, including the following:

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

The manufacture of biologics and the methods of such manufacture are intensely competitive fields. Each of these fields is characterized by extensive research efforts, which result in rapid technological progress that can render existing technologies obsolete or economically noncompetitive. If our competitors succeed in developing more effective technologies or render our technologies obsolete or noncompetitive, our business will suffer. Many universities, public agencies and established pharmaceutical, biotechnology, and other life sciences companies with substantially greater resources than we have are developing and using technologies and are actively engaging in the development of products similar to or competitive with our technologies and products. To remain competitive, we must continue to invest in new technologies and improve existing technologies. To make such renewing investment we will need to obtain additional financing and/or collaborations. If we are unable to secure such financing, we will not have sufficient resources to continue such investment. In addition, they also have significantly greater experience in the discovery and development of products, as well as in obtaining regulatory approvals of those products in the United States and in foreign countries. Our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors.

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

For our cancer product candidates, not only do we compete with companies engaged in various cancer treatments including radiotherapy and chemotherapy, but we also compete with various companies that have developed or are trying to develop immunology vaccines for the treatment of cancer. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs with extensive facilities and equipment than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca plc), Johnson & Johnson, Pfizer Inc., MerckKGaA and Sanofi SA, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), Amgen Inc., Gilead Sciences, Inc. and its subsidiary Kite Pharma, Inc., and competing cancer immunotherapy companies such as, Bluebird Bio, Inc., Transgene SA, Bausch Health Companies, Lumos Pharma, Agenus Inc., Aduro Biotech, Inc., Advaxis, Inc., ImmunoCellular Therapeutics, Ltd., IMV Inc., Oxford BioMedica plc, Bavarian Nordic A/S, Celldex Therapeutics, Inc., as well as tech enabled drug discovery companies such as Recursion, Abcellera Biologics, Inc., Cellarity, and BenevolentAI.

Our clinical product candidate may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products, which may delay or preclude its development or regulatory approval or limit its use if ever approved.

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

For our clinical product candidates, we could choose to use our own manufacturing facility. Any manufacturing problems experienced by us could result in a delay or interruption in the supply of our clinical product candidate until the problem is cured or until we locate and qualify an alternative source of manufacturing and supply.

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

If we or any outsourced manufacturer of our products are not able to manufacture sufficient quantities of our clinical product candidate, our development activities would be impaired. In addition, the manufacturing facility where our clinical product candidate is manufactured is subject to ongoing, periodic inspection by the FDA or other comparable regulatory agencies to ensure compliance with current Good Manufacturing Practice, or cGMP. Any failure to follow and document the manufacturer’s adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of clinical bulk drug substance and finished product for clinical trials, which may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our clinical product candidate. We also may encounter problems with the following:

●	achieving adequate or clinical-grade materials that meet FDA or other comparable regulatory agency standards or specifications with consistent and acceptable production yield and costs;

●	failing to develop an acceptable formulation to support late-stage clinical trials for, or the commercialization of, our clinical product candidate;
●	being unable to increase the scale of or the capacity for, or reformulate the form of our clinical product candidate, which may cause us to experience a shortage in supply or cause the cost to manufacture our clinical product candidate to increase;
●	we cannot assure you that we will be able to manufacture our clinical product candidate at a suitable commercial scale, or that we will be able to find alternative manufacturers acceptable to us that can do so;
●	our facility closing as a result of regulatory sanctions, pandemic or a natural disaster;
●	shortages of qualified personnel, raw materials or key contractors;
●	failing to obtain FDA approval for commercial scale manufacturing; and
●	ongoing compliance with cGMP regulations and other requirements of the FDA or other comparable regulatory agencies.

If we encounter any of these problems or are otherwise delayed, or if the cost of manufacturing is not economically feasible or we cannot find another third-party manufacturer, we may not be able to produce our clinical product candidate in a sufficient quantity to meet future demand.

These risks are likely to be exacerbated by our limited experience with our current products and manufacturing processes. If demand for our products materializes, we may have to invest additional resources to purchase materials, hire and train employees, and enhance our manufacturing processes or those of third-party manufacturers. It may not be possible for us to manufacture our clinical product candidate at a cost or in quantities sufficient to make its clinical product candidate commercially viable. Any of these factors may affect our ability to manufacture our products and could reduce gross margins and profitability.

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

Our current business plan contemplates that we will in the future derive revenues or payments from collaborators and licensees that successfully utilize iBio technologies in connection with the production, development and commercialization of vaccines and therapeutic protein product candidates. Our realization of these revenues and payments including dependence on existing collaborations, and any future collaborations we enter into, is subject to a number of risks, including the following:

●	collaborators may have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not perform their obligations as expected;
●	collaborators may not pursue development and, if successful, commercialization of product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, which divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products; or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	collaborations may be terminated for the convenience of the collaborator and, if terminated, we would potentially lose the right to pursue further development or commercialization of the applicable product candidates;
●	collaborators may learn about our technology and use this knowledge to compete with us in the future;
●	results of collaborators’ preclinical or clinical studies could produce results that harm or impair other products using our technology;

●	there may be conflicts between different collaborators that could negatively affect those collaborations and others; and
●	the number and type of our collaborations could adversely affect our attractiveness to future collaborators or acquirers.

If our collaborations do not result in the successful development and commercialization of products or if one or more of our collaborators terminates its agreement with us, we may not receive any future research and development funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our continued development of our product candidates could be delayed, and we may need additional resources to develop additional product candidates. There can be no assurance that our collaborations will produce positive results or successful products on a timely basis or at all.

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

We will rely heavily on these parties for successful execution of our clinical trials but will not control many aspects of their activities. For example, the investigators participating in our clinical trials will not be our employees. However, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Third parties may not complete activities on schedule or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates. If these third parties fail to perform satisfactorily, or do not adequately fulfill their obligations under the terms of our agreements with them, we may not be able to enter into alternative arrangements without undue delay or additional expenditures, and therefore the preclinical studies and clinical trials of our clinical product candidate may be delayed or prove unsuccessful.

Further, the FDA, the EMA, or similar regulatory authorities in other countries, may inspect some of the clinical sites participating in our clinical trials or our third-party vendors’ sites to determine if our clinical trials are being conducted according to good clinical practices, or GCPs, or similar regulations. If we or a regulatory authority determine that our third-party vendors are not in compliance with or have not conducted our clinical trials according to applicable regulations, we may be forced to exclude certain data from the results of the trial, or delay, repeat or terminate such clinical trials.

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

We rely on third parties to supply most of the necessary raw materials and supplies for the products we manufacture on behalf of our customers and the products that third party manufacturers manufacture for us and our inability, or any third-party manufacturers inability to obtain such raw materials or supplies may adversely impact our business, financial condition, and results of operations.

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

Furthermore, third-party suppliers may fail to provide us with raw materials and other items that meet the qualifications and specifications required by us or our customers. If third-party suppliers are not able to provide us with raw materials that meet our or our customers’ specifications on a timely basis, we may be unable to manufacture their product, or it could prevent us from delivering products to our customers within required timeframes. Any such delay in delivering our products may create liability for us to our customers for breach of contract or cause us to experience order cancellations and loss of customers. In the event that we manufacture products with inferior quality components and raw materials, we may become subject to product liability claims caused by defective raw materials or components from a third-party supplier or from a customer, or our customer may be required to recall its products from the market.

Any claims beyond our insurance coverage limits, or that are otherwise not covered by our insurance, may result in substantial costs and a reduction in our available capital resources.

We maintain property insurance, employer’s liability insurance, product liability insurance, general liability insurance, business interruption insurance, and directors’ and officers’ liability insurance, among others. Although we maintain what we believe to be adequate insurance coverage, potential claims may exceed the amount of insurance coverage or may be excluded under the terms of the policy, which could cause an adverse effect on our business, financial condition and results from operations. Generally, we would be at risk for the loss of inventory that is not within customer specifications. These amounts could be significant. In addition, in the future we may not be able to obtain adequate insurance coverage, or we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage.

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

We are a party to an exclusive license agreement with University of Pittsburgh, as well as a non-exclusive license agreement with the University of Natural Resources and Life Sciences, Vienna, and may need to obtain additional licenses from others to advance our research and development activities or allow the commercialization of our lead products or other product candidates that we may identify. Our license agreements impose, and we expect that future license agreements will impose, various development, diligence, commercialization, and other obligations on us. Our prospects for our fibrosis product candidate (IBIO-100) is significantly dependent upon our license agreement with the University of Pittsburgh. The license grants us exclusive, worldwide rights to certain existing patents and related intellectual property that cover fibrosis. If we breach the terms of the license, including any failure to make minimum royalty payments required thereunder or failure to reach certain developmental milestones and by certain deadlines or other factors, University of Pittsburgh has the right to terminate the license. Under the terms and conditions of the license agreement, as amended, we have agreed to use our best efforts to bring the licensed technology to market as soon as practicable, consistent with sound and reasonable business practice and judgment, and to continue active, diligent marketing efforts for the licensed technology throughout the term of this Agreement.  In addition, this license agreement, as amended sets forth the following specific milestone completion deadlines: filing an investigational new drug application by December 31, 2023, enrollment of first patient in a Phase 1 clinical trial by June 30, 2024, enrollment of first patient in a Phase 2 clinical trial by September 25, 2025, enrollment of first patient in a Phase 3 clinical trial by September 30, 2028 and filing of a Biologics License Application or foreign equivalent by March 31, 2032. There can be no assurance that we will complete the necessary preclinical research in order to allow for us to file an IND by December 31, 2023.  If we were to lose or otherwise be unable to maintain the license on acceptable terms or find that it is necessary or appropriate to secure new licenses from other third parties, we may not be able to further develop or market IBIO-100.

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

For our clinical product candidates and our CDMO business, we may use our own manufacturing facility. Any manufacturing problems experienced by us could result in a delay or interruption in the supply of any of our clinical product candidates until the problem is cured or until we locate and qualify an alternative source of manufacturing and supply.

We currently rely on the continuous operation of our only manufacturing facility in Texas for the production of our products. We currently intend to manufacture our clinical product candidates and perform services for our CDMO customers at our facility located in Texas and do not have a second alternative manufacturer. Any natural disaster or other serious disruption to our facility due to fire, flood, earthquake, or any other unforeseen circumstance would adversely affect our business, financial condition, and results of operations. In addition, adverse weather conditions, such as increased frequency and/or severity of storms, or floods could impair our ability to operate by damaging our facilities and equipment or restricting product delivery to customers. The occurrence of any disruption at our manufacturing facility, even for a short period of time, may have an adverse effect on our productivity and profitability, during and after the period of the disruption. If we were to experience any prolonged disruption for our manufacturing, we could be forced to seek additional third-party manufacturing contracts, thereby increasing our development costs and negatively impacting our timelines and any commercialization costs. If we change manufacturers at any point during the development process or after approval of a product candidate, we will be required to demonstrate comparability between the product manufactured by the old manufacturer and the product manufactured by the new manufacturer. If we are unable to do so we may need to conduct additional clinical trials with product manufactured by the new manufacturer.

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

●supply chain disruptions;

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

Our Reverse Stock Split May Not Be Successful.

At our Special Meeting of stockholders held on June 30, 2022, our stockholders approved a 1-for-25 reverse stock split of our common stock which was effective as of October 7, 2022. There are risks associated with the reverse stock split and there is no assurance that:

•

The market price per share of the common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of the common stock outstanding before the reverse stock split or if it does rise that it will sustain the increase in the share price;

• the reverse stock split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;
• the reverse stock split will result in a per share price that will increase our ability to attract and retain employees and other service providers; and
• the liquidity of the common stock will increase.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on January 3, 2022, the price of our common stock closed at $15.25 (post reverse split) per share while on September 9, 2022, our stock price closed at $7.00 (post reverse split) per share with no discernable announcements or developments by us or third parties. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

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

●announcements of licensing or other business development initiatives

●general economic, industry and market conditions; and

●

other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

We are a "smaller reporting company" as defined in Rule 12b-2 promulgated under the Exchange Act. We may remain a smaller reporting company until we have a non-affiliate public float in excess of $250 million or annual revenues in excess of $100 million and a non-affiliate public float in excess of $700 million, each as determined on an annual basis. For so long as we remain smaller reporting company, we are permitted and may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	an exemption from compliance with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, on the design and effectiveness of our internal controls over financial reporting; and

●	scaled reporting and disclosure requirements including about our executive compensation arrangements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

Bioprocessing Facility

iBio’s CDMO operations primarily take place in its wholly owned facility in Bryan, Texas. The facility is a 130,000-square foot Class A life sciences building located on land owned by the Texas A&M system which was designed and equipped for plant-made development and manufacture of biopharmaceuticals.

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

Biopharmaceutical R&D Facility

On September 11, 2021, iBio entered into a lease with SAN DIEGO INSPIRE 4, LLC for approximately 11,383 square feet of lab and office space at 11750 Sorrento Valley Road in San Diego, CA. The lease recently commenced in September 2022. The lease is for seven years and four months. The lease is triple net with Base Rent starting at $4.50 per month per square foot escalating approximately 3.0 percent per year during the lease term. iBio will use the facility primarily for R&D associated with its AI Drug Discovery Platform and our biologic product portfolio.

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

As of June 30, 2022, the Company holds a settlement receivable balance of $5,100,000 related to the settlement and a trade receivable balance of $900,000 related to the license agreement.

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

Holders

On September 15, 2022, there were 53 active stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stock.

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

Reverse Stock Split

As discussed above, the Company completed a reverse stock split at a ratio of one-for-twenty five (1 : 25) shares of the Company's common stock. The effective date of the reverse stock split was October 7, 2022. All share and per share amounts of common stock presented have been retroactively adjusted to reflect the one-for-twenty five reverse stock split.

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

Overview

iBio, Inc. (“we”, “us”, “our”, “iBio”, “iBio, Inc” or the “Company”) is a developer of next-generation biopharmaceuticals using our proprietary Artificial Intelligence (“AI”)-Driven Discovery Platform and FastPharming® Manufacturing System. We are focusing our technologies on the research and development of novel products at its Drug Discovery Center in California. We are currently using our FastPharming Manufacturing System (“FastPharming” or the “FastPharming

System”) and GlycaneeringSM Technologies to develop our portfolio of proprietary biologic drug candidates.  We also offer contract development and manufacturing services from its 130,000 square foot cGMP facility in Texas.

We operate in two segments: (i) Biopharmaceuticals; its large molecule discovery, development, and licensing activities, and (ii) Bioprocessing; its contract development and manufacturing services for recombinant proteins.

On September 19, 2022, we acquired substantially all of the assets of RubrYc Therapeutics, Inc. (“RubrYc”) which included:

●	AI Drug Discovery Platform: A patented system that uses artificial intelligence (“AI”) to design 3D models of subdominant and conformational epitopes to facilitate the creation of antibody drug candidates against previously hard-to-target tumors.
●	Previously Licensed Candidates: All rights, with no future milestone payments or royalty obligations, to IBIO-101, an IL-2 sparing anti-CD25 antibody for depletion of regulatory T cells, along with the jointly discovered monoclonal antibody (“Target 6”) that was identified in Q2 FY2022 using the Discovery Engine.
●	New Therapeutic Candidates: Three immuno-oncology candidates, plus a partnership-ready PD-1 agonist for serious autoimmune diseases such as systemic lupus erythematosus and multiple sclerosis.

We expect the addition of new therapeutic candidates and an AI-driven drug discovery platform for difficult to treat tumors to strengthen its Biopharmaceutical discovery and development capabilities. Meanwhile, IBIO-101 remains our lead immuno-oncology asset.

For our Bioprocessing area, the FastPharming System is our proprietary approach to recombinant protein production using plants. It uses hydroponically grown Nicotiana benthamiana (a relative of the tobacco plant), novel expression vectors, and transient transfection at scale to produce complex proteins emerging from our own development pipeline or for our clients.

In an effort to focus our resources on the promising new AI discovery platform and entering the clinic with our lead compounds, we have initiated a review of potential options to accelerate our transformation into a platform drug discovery and development company while extending our cash runway. These include a review of the pipeline, asset sales or licenses, partnerships, portfolio decisions, cost reductions, and efforts to raise additional capital, including non-dilutive additions of capital.

Results of Operations

Revenue

Gross revenue for 2022 and 2021 was approximately $2.4 million and $2.4 million, respectively, an increase of 1%. The increase is primarily attributable to the recognition of the Fraunhofer license fee of $1.8 million offset by a decrease in services revenue. which is based on the timing of the completion of deliverables for individual customers. We do not have recurring contracts, so revenue can be highly variable year to year.  In 2022, we had a number of small customers with task and milestones completed.  In 2021, we entered into a Master Manufacturing Services and Supply Agreement (“MSA”) with Lung Bio to produce recombinant human collagen-based bioinks for 3D-bioprinted organ transplants. Revenue earned from the MSA totaled $0.9 million. This MSA has been terminated. Additionally in 2021, revenue earned from four other third-party customers totaled $1.5 million.

Significant year-over-year variability is commonplace for early-stage pharma services companies, given the relatively small number of contracts and timing of revenue recognition. Based upon the current outlook, iBio expects a sequential decline in revenue during the fiscal 2023 compared to fiscal 2022.

Research and Development Expenses

Research and development expenses for 2022 and 2021 were approximately $17.7 million and $10.0 million, respectively, an increase of $7.7 million or 77%. The increase primarily related to the ramp up of activities related to our internal pipeline including an increase in research and development personnel costs of approximately $2.7 million, an increase in consulting fees and outside services of $3.4 million, an increase in lab consumables of $0.2M, and other various expense increases. While iBio expects R&D will continue to grow in fiscal 2023, it anticipates a slower growth rate compared to fiscal 2022.

General and Administrative Expenses

General and administrative expenses for 2022 and 2021 were approximately $34.1 million and $22.0 million, respectively, an increase of $12.1 million or 55%. General and administrative expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, facility repairs and maintenance, rent, utilities, consulting services, operational costs and other costs associated with being a publicly traded company. The increase is primarily attributable to additional personnel costs of $7.3 million, impairment of our equity investment in RubrYc of $1.8 million, facility expenses including repair and maintenance of $1.3 million, and various expense increases.

Other Income (Expense)

Other income (expense) for 2022 and 2021 was ($0.6) million and $7.9 million, a decrease of $8.5 million. The decrease is primarily attributable to the receipt of settlement Income of $10.2 million related to the Fraunhofer IP settlement in fiscal year 2021 offset by lower interest expense due to the purchase of the Bryan Site.

Net Loss Attributable to Noncontrolling Interest

This represents the share of the loss in iBio CDMO for the Eastern Affiliate in 2022 and 2021.

Liquidity and Capital Resources

We held cash, cash equivalents and investments in debt securities of $39.5 million as of June 30, 2022. Based on current trends and activities, there is significant doubt that we can continue as a going concern beyond Q3 of Fiscal 2023. We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity. Potential options being considered to increase liquidity include lowering our expenses through decreasing spending and focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates or parts of the business, raising money from capital markets, grant revenue or collaborations, or a combination thereof. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. We believe based on input from expert advisors, that it is likely we will be able to implement one or more options that will extend our cash runway for 12 months or more from the date of the filing of this Annual Report on Form 10-K. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

On October 11, 2022, we and Woodforest entered into the First Amendment to the Credit Agreement pursuant to which the Credit Agreement was amended to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days  upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them (see Item 3 – Legal Proceedings for more information), (iii) include principal payments of $250,000 per month in debt amortization for a 6 month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast (vi) reduce the liquidity covenant in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5.0 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ending June 30, 2022, such that the filing is acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment. If we fail to successfully extend our cash runway via strategic options or other alternatives as described we would be in violation of the liquidity covenant on December 31, 2022.

Between July 25, 2022, and August 17, 2022, Cantor Fitzgerald sold as sales agent pursuant to the Controlled Equity OfferingSM Sales Agreement, dated as of November 25, 2020, that we entered into, 175,973 post reverse split shares of common stock. We received net proceeds of approximately $1.2 million (see Note 17 Stockholders’ Equity for more detail).

On May 12, 2022, we entered into a securities purchase agreement with a certain accredited investor for the issuance and sale of 1,000 shares of Series 2022 Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”), at a price of $0.27 per share. The Preferred Stock permitted the holder to vote at the Special Meeting, on the Reverse Stock Split proposal, with the holders of the common stock as a single class, with each share of Preferred Stock being entitled to 200,000 votes per share, provided that any votes cast by the Preferred Stock with respect to the Proposal must be voted in the same proportion as the aggregate shares of common stock are voted on the Proposal. Pursuant to the terms of the preferred stock, our Board of Directors converted the Preferred Stock to common stock at a conversion ratio of 1:1 on July 19, 2022.

On November 3, 2021, as part of consideration for the purchase of the Bryan site and other rights, iBio issued a warrant to purchase 51,583 post reverse split shares of the Common Stock at an exercise price of $33.25 post reverse split per share to affiliates of Eastern Capital Limited. The Warrant expires October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits.

Also, as part of the consideration for the purchase of the Bryan site and other rights, iBio entered into a $22,375,000 Senior Secured Term Loan with Woodforest National Bank. The loan bears interest at 3.25% and matures November 3, 2023.

As discussed above, the Company completed a reverse stock split at a ratio of one-for-twenty five (1 : 25) shares of the Company's common stock. The effective date of the reverse stock split was October 7, 2022. All share and per share amounts of common stock presented have been retroactively adjusted to reflect the one-for-twenty five reverse stock split.

Net Cash Used in Operating Activities

In Fiscal 2022, net cash used in operating activities was ($37.5) million, compared to net cash used in operating activities of ($30.1) million in Fiscal 2021.  The increase in net cash used in operating activities was primarily driven by an increase of approximately $13.6 million for cash operating expenses to support our business strategy offset primarily by the positive impact in Fiscal 2022 of $6 million in cash received related to the Fraunhofer settlement and license agreements.

Net Cash Used in Investing Activities

In Fiscal 2022, net cash used in investing activities was ($5.1) million, which primarily consisted of investments in Purchase of RubrYc equity and Additions to Intangible Assets related to our license of IBIO-101 offset by the net redemption of debt securities.  In Fiscal 2021, our net cash used in investing activities was $ (26.5) million, which primarily consisted of the purchase of debt securities and the purchase of fixed assets.

Net Cash Provided by Financing Activities

In Fiscal 2022, net cash provided by financing activities was ($6.1) million, compared to net cash provided by financing activities of $78.8 million in Fiscal 2021.  Net cash spent by financing activities in 2022 related to the purchase of the Bryan site while the net cash funds generated in 2021 was primarily the result of the issuance of common stock.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of June 30, 2022, our accumulated deficit was approximately ($223.9) million, and we used approximately ($48.7) million of net cash in Fiscal 2022.

We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies and proprietary products, license and collaboration arrangements and the operation of iBio CDMO, through the collection or proceeds from our license agreement with Fraunhofer, through potential proceeds from the sale or out-licensing of assets, and through proceeds from the sale of additional equity or other securities. We cannot be certain that such funding will be available on favorable terms or available at all. Based on current trends and activities, there is significant doubt that iBio can continue as a going concern beyond Q3 of Fiscal 2023.  If we fail to successfully extend our cash runway via strategic options or other alternatives as described we would be in violation of the liquidity covenant on December 31, 2022. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2022, we were not involved in any SPE transactions.

Critical Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2022, have been taken into consideration in preparing the consolidated financial statements. The preparation of consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has performed an assessment of the effectiveness of iBio’s internal control over financial reporting as of June 30, 2022, based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

On October 11, 2022, Mr. Glenn Chang provided notice of his retirement from the Board, which retirement will become effective immediately following the date of the Company’s 2022 Annual Meeting of Shareholders.  Mr. Chang’s retirement from the Board was in accordance with the Company’s Corporate Governance Guidelines in respect of a director’s retirement age and not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On October 11, 2022, the Company and Woodforest entered into the First Amendment to the Credit Agreement pursuant to which the Credit Agreement was amended to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them (see Item 3 – Legal Proceedings for more information), (iii) include principal payments of $250,000 per month in debt amortization for a 6 month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast (vi) reduce the liquidity covenant in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5.0 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ending June 30, 2022, such that the filing is acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment.

The foregoing summary of the First Amendment to the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment to the Credit Agreement that is filed as an exhibit to this Annual Report.

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

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item that will appear under the headings “Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement to be filed with the SEC relating to our 2022 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11. Executive Compensation and Director Compensation

Information required by this Item that will appear under the heading “Executive Compensation” and “Director Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2022 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item that will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive proxy statement to be filed with the SEC relating to our 2022 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item that will appear under the headings “Certain Relationships and Related Transactions” and “Independence of Board” in the definitive proxy statement to be filed with the SEC relating to our 2022 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this Item that will appear under the heading “Independent Auditor Fees and Other Matters” in the definitive proxy statement to be filed with the SEC relating to our 2022 Annual Meeting of Stockholders is incorporated herein by reference.

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

1.1

Controlled Equity OfferingSM Sales Agreement, dated as of November 25, 2020, by and between iBio, Inc. and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit Number 1.1 to the Company’s registration statement on Form S-3 (File No. 333-250973) filed by the Company with the Securities and Exchange Commission on November 25, 2020 – Commission File No. 001-35023)

3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 11, 2018 – Commission File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on February 14, 2018 – Commission File No. 001-35023)

3.3

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 8, 2018 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.6

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.7

Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.8

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 14, 2009 – Commission File No. 000-53125)

3.9

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022 – Commission File No. 001-35023)

4.1

Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on July 11, 2008 –  Commission File No. 000-53125)

4.2	Description of Securities of iBio, Inc.(incorporated by reference to Exhibit 4.10 to the Annual report on Form 10-K for the year ended June 30, 2021- Commission File No. 000-53125)

4.3

Term Note of IBIO CDMO LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

4.4

iBio, Inc. Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.1

Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on June 18, 2008 – Commission File No. 000-53125)

10.2+

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

10.9†

Amended and Restated Executive Employment Agreement, dated as of April 21, 2020, between iBio, Inc. and Thomas F. Isett (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2020 –  Commission File No. 001-35023)

10.10†

Transition Agreement, dated June 12, 2020, between Robert Kay and iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2020 – Commission File No. 001-35023)

10.11†

2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2019 – Commission File No. 001-35023)

10.12†

Amended and Restated 2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 23, 2020 – Commission File No. 001-35023)

10.13†

Consulting Agreement by and between iBio, Inc. and TechCXO, LLC, dated July 8, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 5, 2020 – Commission File No. 001-35023)

10.14†

Indemnification Agreement by and between iBio, Inc., John Delta and TechCXO, LLC dated July 13, 2020 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 5, 2020 – Commission File No. 001-35023)

10.15†

Employment Agreement dated October 30, 2020, by and between iBio, Inc. and Randy J. Maddux, effective December 1, 2020 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on November 3, 2020 – Commission File No. 001-35023)

10.16†

Employment Agreement dated January 18, 2021, by and between iBio, Inc. and Martin B. Brenner (incorporated by reference to Exhibit 10.21 to the Annual report on Form 10-K for the year ended June 30, 2021- Commission File No. 000-53125)

10.17†

iBio, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on November 3, 2020 – Commission File No. 001-35023)

10.`8†

Form of Non-Qualified Stock Option Agreement for Employees under the iBio, Inc. 2020 Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.19†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Initial Grant) under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.20†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Annual Grant) under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.21†

Form of Restricted Stock Unit Award Agreement for Employees under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.22†

Form of Restricted Stock Unit Award Agreement for Employees under the iBio, Inc. 2018 Omnibus Equity Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 001-35023)

10.23†

Employment Agreement dated February 15, 2021, by and between iBio, Inc. and Robert Lutz, Effective March 4, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 16, 2021 – Commission File No. 001-35023)

10.24++

Exclusive License Agreement between the Company and University of Pittsburgh dated January 14, 2014 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on February 16, 2021 – Commission File No. 001-35023)

10.25++

First Amendment to Exclusive License Agreement between the Company and the University of Pittsburgh dated August 11, 2016 (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on February 16, 2021 – Commission File No. 001-35023)

10.26

Second Amendment to Exclusive License Agreement between the Company and the University of Pittsburgh dated December 2, 2020 (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on February 16, 2021 – Commission File No. 001-35023)

10.27++

Confidential Settlement and Mutual Release with Fraunhofer USA, Inc. dated May 4, 2021 (incorporated by reference to Exhibit 10.31 to the Annual report on Form 10-K for the year ended June 30, 2021- Commission File No. 000-53125)

10.28†

Employment Agreement, dated as of April 30, 2021, by and between iBio, Inc. and Thomas F. Isett (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 6, 2021 – Commission File No. 001-35023)

10.29†

Director Offer Letter (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 9, 2021 – Commission File No. 001-35023)

10.34++**

Collaboration, Option and License Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.35++**

Collaboration and License Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.36++**

Stock Purchase Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.37++**

Second Amended and Restated Investor Rights Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.38++**

Second Amended and Restated Voting Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors(incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.39++**

Second Amended and Restated Right of First Refusal and Co-Sale Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors(incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.40++

Third Amendment to Exclusive License Agreement between the Company and the University of Pittsburgh dated February 3, 2022 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)Third

10.41

Form of Series 2022 Convertible Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023).

10.42

Irrevocable Proxy For Voting control(incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023).

10.43

Purchase and Sale Agreement, dated November 1, 2021, by and among College Station Investors LLC, Bryan Capital Investors LLC, iBio CDMO LLC and iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.44

Equity Purchase Agreement dated November 1, 2021 by and between Bryan Capital Investors LLC and iBio, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.45

Credit Agreement, dated November 1, 2021 by and, between iBio CDMO LLC with Woodforest National Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.46

Guaranty Agreement, dated November 1, 2021, by iBio, Inc. for the benefit of Woodforest National Bank

(incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.47

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and UCC Financing Statement for Fixture Filing by iBio CDMO LLC as grantor to the trustee for the benefit of Woodforest National Bank (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.48

Security Agreement, dated November 1, 2021by iBio CDMO LLC for the benefit of Woodforest National Bank(incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.49

Environmental Indemnity Agreement, dated November 1, 2021 by iBio CDMO LLC and iBio, Inc. in favor of Woodforest National Bank(incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.50

Ground Lease Agreement (included as Exhibit A to The Purchase and Sale Agreement, dated November 1, 2021 by and among College Station Investors LLC, Bryan Capital Investors LLC, iBio CDMO LLC and iBio, Inc. filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.51*++	First Amendment to Credit Agreement entered into as of October 11, 2022 by and between iBio CDMO LLC with Woodforest National Ban

99.1

Third Amended and Restated Certificate of Incorporation of RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

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

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.
+	Certain portions of this exhibit have been omitted subject to a confidential treatment request.
++

Certain portions of this exhibit indicated therein by [**] have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The Company agrees to furnish unredacted copies of these Exhibits to the SEC upon request.

* *Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBio, Inc.
(Registrant)

Dated: October 11, 2022	/s/ Thomas F. Isett 3rd
Thomas F. Isett 3rd
Chairman and Chief Executive Officer

/s/ Robert Lutz
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/Thomas F. Isett 3rd	Chairman, Chief Executive	October 11, 2022
Thomas F. Isett 3rd	Officer (Principal Executive Officer)

/s/ Robert Lutz	Chief Financial Officer	October 11, 2022
Robert Lutz	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/Linda Armstrong	Director	October 11, 2022
Linda Armstrong

/s/Alexandra Kropotova	Director	October 11, 2022
Alexandra Kropotova

/s/William Clark	Director	October 11, 2022
William Clark

/s/Eef Schimmelpennink	Director	October 11, 2022
Eef Schimmelpennink

/s/Glenn Chang	Director	October 11, 2022
Glenn Chang

/s/James T. Hill	Director	October 11, 2022
General James T. Hill, USA (Retired)

/s/Gary Sender	Director	October 11, 2022
Gary Sender

Annual Financial Statements

iBio, Inc.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of iBio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iBio, Inc. and Subsidiaries (the “Company”) as of June 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities for the years ended June 30, 2022 and 2021 and has an accumulated deficit as of June 30, 2022.  These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Collaboration and License Agreement

Critical Audit Matter Description

As discussed in the notes to the consolidated financial statements, on August 23, 2021, the Company entered into a series of agreements with RubrYc Therapeutics, Inc. (“RubrYc”). The Company accounted for the agreements as an asset purchase and allocated the consideration to the various assets acquired.

The financial reporting for the terms of the Collaboration and License Agreement (the “Agreement”) involved significant estimation by management in its determination of the fair value of the assets acquired and the related fair value allocation of the Agreement.  Given these factors, the related audit effort in evaluating management’s judgments of the fair value of the assets acquired and related fair value allocation related to the Agreement was challenging, subjective, and complex and required a high degree of auditor judgment.

How the Critical Audit Matter was addressed in the Audit

Our principal audit procedures related to the Company’s financial reporting for the Agreement included, among others:

●	We obtained an understanding of and evaluated the design and implementation of controls that address the risk of material misstatement for the financial reporting for asset acquisitions.
●	We evaluated management’s significant accounting policies related to asset acquisitions for reasonableness
●	We evaluated the reasonableness of the assets acquired included within the Agreement.
●	We verified the total consideration included among the terms of the Agreement.
●	Regarding the Company’s investment in preferred stock, we evaluated the significant assumptions in management’s determination that the Company did not have “control” or “significant influence” in the investee.
●	We involved our valuation specialists to assist in testing the Company’s methodology and significant assumptions used to fair value the assets acquired.
●	We utilized our valuation specialists who performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value allocation of the assets acquired resulting from changes in the assumptions.
●	We evaluated the Company’s allocation of total consideration to the assets acquired.
●	We evaluated the Company’s relevant financial statement presentation and disclosures for consistency with our knowledge of the terms of the Agreement and with accounting standards.

Acquired License Impairment Assessment

As disclosed in notes to the consolidated financial statements, the Company acquired an indefinite-lived license of approximately $4.175 million.  This asset is assessed for impairment at least annually and upon the occurrence of a triggering event.  The impairment test for indefinite lived licenses consists of comparing the fair value, which is estimated using the income approach, to its carrying value.  If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to such excess.  The determination of the fair value is primarily based on discounted future cash flows projected to be generated from the license, including the estimates of future revenue, future development costs, the probability of success in various phases of development programs, and potential post-launch cash flows. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charges, or both.

Significant judgment is exercised by management when developing the fair value measurement of the license.  Given these factors, the related audit effort in evaluating management’s judgments of the fair value of the acquired license was challenging, subjective, and complex and required a high degree of auditor judgment.

How the Critical Audit Matter was addressed in the Audit

Our principal audit procedures related to the Company’s financial reporting relating to potential impairment of the license included, among others:

●	We obtained an understanding and evaluated the design of internal controls over the Company’s process for indefinite-lived intangible impairment assessments.
●	We evaluated management’s significant accounting policies related to impairment of the acquired license intangible for reasonableness.
●	We tested management’s process for developing the fair value of the license.
●	Through the use of internal valuation specialists, we assessed the appropriateness and consistency of the discounted cash flow analyses model.
●	We evaluated the significant assumptions related to future revenue, future development costs, and the probability of success in various phases of development programs as well as post launch cash flows.
●	In evaluating management’s significant assumptions for reasonableness we considered consistency with external market and industry data and evidence obtained in other areas of the audit.
●	We assessed the sensitivity of changes in estimating the fair value in comparison to the carrying value for reasonableness.
●	We evaluated the impact of the termination of the Agreement on future discounted cash flows in comparison to the carrying value.

/s/ CohnReznick LLP

We have served as the Company's auditor since 2010.

Holmdel, New Jersey

October 11, 2022

iBio, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$22,676	$77,404
Accounts receivable - trade	1,000	426
Settlement receivable - current portion	5,100	5,100
Investments in debt securities	10,845	19,570
Inventory	3,900	27
Prepaid expenses and other current assets	1,549	2,070
Total Current Assets	45,070	104,597

Restricted cash	5,996	—
Convertible promissory note receivable and accrued interest	1,631	1,556
Settlement receivable - noncurrent portion	—	5,100
Finance lease right-of-use assets, net of accumulated amortization	74	26,111
Operating lease right-of-use asset	5,020	—
Fixed assets, net of accumulated depreciation	36,661	8,628
Intangible assets, net of accumulated amortization	4,851	952
Prepaid expenses - noncurrent	74	—
Security deposits	29	24
Total Assets	$99,406	$146,968

Liabilities and Equity
Current liabilities:
Accounts payable	$4,264	$2,254
Accrued expenses (related party of $0 and $701 as of June 30, 2022 and 2021, respectively)	3,764	3,001
Finance lease obligations - current portion	46	367
Operating lease obligation - current portion	101	—
Note payable - PPP loan - current portion	—	600
Term note payable - net of deferred financing costs	22,161	—
Contract liabilities	100	423
Total Current Liabilities	30,436	6,645

Finance lease obligations - net of current portion	30	31,755
Operating lease obligation - net of current portion	5,455	—

Total Liabilities	35,921	38,400

Equity
iBio, Inc. Stockholders’ Equity:
Series 2022 Convertible Preferred Stock – $.001 par value; 1,000,000 shares authorized; 1,000 and 0 shares issued and outstanding as of June 30, 2022 and 2021, respectively	—	—
Common stock - $0.001 par value; 275,000,000 shares authorized at June 30, 2022 and 2021; 8,727,158 and 8,714,924 shares issued and outstanding as of June 30, 2022 and 2021, respectively	9	9
Additional paid-in capital	287,619	282,266
Accumulated other comprehensive loss	(213)	(63)
Accumulated deficit	(223,930)	(173,627)
Total iBio, Inc. Stockholders’ Equity	63,485	108,585
Noncontrolling interest	—	(17)
Total Equity	63,485	108,568
Total Liabilities and Equity	$99,406	$146,968

Share and per share data have been adjusted for all periods presented to reflect the one-for-twenty five reverse stock split effective October 7, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, except per share amounts)

	Years Ended
	June 30,
	2022	2021

Revenues	$2,383	$2,371

Cost of goods sold	216	1,462

Gross profit	2,167	909

Operating expenses:
Research and development	17,729	9,989
General and administrative (related party of $250 and $1,587)	34,128	22,031
Total operating expenses	51,857	32,020

Operating loss	(49,690)	(31,111)

Other income (expense):
Interest expense (related party of $810 and $2,446)	(1,412)	(2,454)
Interest income	178	140
Royalty income	7	12
Settlement income	—	10,200
Forgiveness of note payable and accrued interest - SBA loan	607	—
Other	6	—

Total other income (expense)	(614)	7,898

Consolidated net loss	(50,304)	(23,213)
Net loss attributable to noncontrolling interest	1	6
Net loss attributable to iBio, Inc.	(50,303)	(23,207)

Preferred stock dividends	(88)	(260)
Net loss attributable to iBio, Inc. stockholders	$(50,391)	$(23,467)

Comprehensive loss:
Consolidated net loss	$(50,304)	$(23,213)
Other comprehensive loss - unrealized loss on debt securities	(150)	(29)
Other comprehensive loss - foreign currency translation adjustments	—	(1)

Comprehensive loss	$(50,454)	$(23,243)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted	$(5.78)	$(3.00)

Weighted-average common shares outstanding - basic and diluted	8,721	7,825

Share and per share data have been adjusted for all periods presented to reflect the one-for-twenty five reverse stock split effective October 7, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2022 and 2021

(In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2020	6	$—	5,603	$6	$207,065	$(33)	$(150,420)	$(11)	$56,607

Capital raises	—	—	1,953	2	78,274	—	—	—	78,276
Costs to raise capital and warrant exchange	—	—	—	—	(4,713)	—	—	—	(4,713)
Exercise of stock options	—	—	2	—	54	—	—	—	54
Vesting of RSUs	—	—	—	—	1	—	—	—	1
Conversion of preferred stock to common stock	(6)	—	1,157	1	(1)	—	—	—	—
Share-based compensation	—	—	—	—	1,586	—	—	—	1,586
Foreign currency adjustment	—	—	—	—	—	(1)	—	—	(1)
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(29)	—	—	(29)
Net loss	—	—	—	—	—	—	(23,207)	(6)	(23,213)

Balance as of June 30, 2021	—	$—	8,715	$9	$282,266	$(63)	$(173,627)	$(17)	$108,568

Sale of preferred stock	1	—	—	—	—	—	—	—	—
Vesting of RSUs	—	—	9	—	—	—	—	—	—
Warrant issued for Transaction	—	—	—	—	967	—	—	—	967
Acquisition of remaining portion of iBio CDMO	—	—	—	—	(68)	—	—	18	(50)
Exercise of stock options	—	—	3	—	77	—	—	—	77
Share-based compensation	—	—	—	—	4,377	—	—	—	4,377
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(150)	—	—	(150)
Net loss	—	—	—	—	—	—	(50,303)	(1)	(50,304)

Balance as of June 30, 2022	1	$—	8,727	$9	$287,619	$(213)	$(223,930)	$—	$63,485

Share and per share data have been adjusted for all periods presented to reflect the one-for-twenty five reverse stock split effective October 7, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	June 30,
	2022	2021

Cash flows from operating activities:
Consolidated net loss	$(50,304)	$(23,213)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	4,377	1,586
Amortization of intangible assets	401	291
Amortization of finance lease right-of-use assets	599	1,651
Amortization of operating lease right-of-use assets	516	—
Depreciation of fixed assets	2,275	472
Accrued interest receivable on convertible promissory note receivable	(75)	(56)
Amortization of premiums on debt securities	312	216
Loss on abandonment of intangible assets	—	143
Amortization of deferred financing costs	107	—
Forgiveness of note payable and accrued interest - SBA loan	(607)	—
Settlement of revenue contract	(84)	—
Impairment of investment in equity security	1,760	—
Changes in operating assets and liabilities:
Accounts receivable – trade	(886)	(426)
Accounts receivable – other	—	(112)
Settlement receivable	5,100	(10,200)
Inventory	(3,873)	772
Prepaid expenses and other current assets	307	(1,746)
Prepaid expenses - noncurrent	(74)	—
Security deposit	(5)	—
Accounts payable	1,239	48
Accrued expenses	1,443	1,897
Operating lease obligations	(15)	—
Contract liabilities	7	(1,387)
Net cash used in operating activities	(37,480)	(30,064)

Cash flows from investing activities:
Purchases of debt securities	(5,355)	(23,816)
Redemption of debt securities	13,618	4,000
Purchase of equity security	(1,760)	—
Additions to intangible assets	(4,300)	(242)
Purchases of fixed assets	(7,330)	(4,920)
Issuance of note receivable	—	(1,500)
Net cash used in investing activities	(5,127)	(26,478)

Cash flows from financing activities:
Payment of finance lease obligation	(5,830)	(331)
Proceeds from sales of preferred and common stock	—	78,276
Proceeds from subscription receivable	—	5,549
Proceeds from exercise of stock options	77	54
Cost to attain term note	(322)	—
Acquisition of noncontrolling interest	(50)	—
Costs to raise capital	—	(4,713)
Net cash (used in) provided by financing activities	(6,125)	78,835

Effect of exchange rate changes	—	(1)

Net (decrease) increase in cash, cash equivalents and restricted cash	(48,732)	22,292
Cash, cash equivalents - beginning	77,404	55,112
Cash, cash equivalents and restricted cash - end	$28,672	$77,404

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	June 30,
	2022	2021
Schedule of non-cash activities:
Increase in ROU operating assets and liabilities for new leases	$5,570	$146
Conversion of preferred stock shares into common stock shares	$—	$29
Fixed assets included in accounts payable in prior period, paid in current period	$791	$—
Unrealized loss on available-for-sale debt securities	$150	$29
Lease incentive for construction in progress	$82	$—
Unpaid fixed assets included in accounts payable	$1,769	$791
Termination of finance ROU assets including issuance of warrant	$25,386	$—
Note payable to acquire Facility	$22,375	$—
Settlement of revenue contract	$580	$—
Issuance of warrant for final finance lease obligation payment	$217	$—
Acquisition of noncontrolling interest	$18	$—
Legal costs related to Fraunhofer litigation	$—	$(16,000)
Legal cost recovery - Fraunhofer litigation	$—	$16,000
Accounts receivable and accounts payable offset related to Fraunhofer settlement	$—	$75

Supplemental cash flow information:
Cash paid during the period for interest	$1,045	$2,446

The accompanying notes are an integral part of these consolidated financial statements.

1.    Nature of Business

iBio, Inc. (“we”, “us”, “our”, “iBio”, “iBio, Inc” or the “Company”) is a developer of next-generation biopharmaceuticals using our proprietary Artificial Intelligence (“AI”)-Driven Discovery Platform and FastPharming® Manufacturing System. We are focusing our technologies on the research and development of novel products at its Drug Discovery Center in California. We are currently using our FastPharming Manufacturing System (“FastPharming” or the “FastPharming System”) and GlycaneeringSM Technologies to develop our portfolio of proprietary biologic drug candidates.  We also offer contract development and manufacturing services from its 130,000 square foot cGMP facility in Texas.

We operate in two segments: (i) Biopharmaceuticals; its large molecule discovery, development, and licensing activities, and (ii) Bioprocessing; its contract development and manufacturing services for recombinant proteins.

On September 19, 2022, we acquired substantially all of the assets of RubrYc Therapeutics, Inc. (“RubrYc”) which included:

●	AI Drug Discovery Platform: A patented system that uses artificial intelligence (“AI”) to design 3D models of subdominant and conformational epitopes to facilitate the creation of antibody drug candidates against previously hard-to-target tumors.
●	Previously Licensed Candidates: All rights, with no future milestone payments or royalty obligations, to IBIO-101, an IL-2 sparing anti-CD25 antibody for depletion of regulatory T cells, along with the jointly discovered monoclonal antibody (“Target 6”) that was identified in Q2 FY2022 using the Discovery Engine.
●	New Therapeutic Candidates: Three immuno-oncology candidates, plus a partnership-ready PD-1 agonist for serious autoimmune diseases such as systemic lupus erythematosus and multiple sclerosis.

We expect the addition of new therapeutic candidates and an AI-driven drug discovery platform for difficult to treat tumors to strengthen its Biopharmaceutical discovery and development capabilities. Meanwhile, IBIO-101 remains our lead immuno-oncology asset.

For our Bioprocessing area, the FastPharming System is our proprietary approach to recombinant protein production using plants. It uses hydroponically grown Nicotiana benthamiana (a relative of the tobacco plant), novel expression vectors, and transient transfection at scale to produce complex proteins emerging from our own development pipeline or for our clients.

In an effort to focus our resources on the promising new AI discovery platform and entering the clinic with our lead compounds, we have initiated a review of potential options to accelerate our transformation into a platform drug discovery and development company while extending our cash runway. These include a review of the pipeline, asset sales or licenses, partnerships, portfolio decisions, cost reductions, and efforts to raise additional capital, including non-dilutive additions of capital.

2.    Basis of Presentation

The consolidated financial statements have been prepared in accordance with conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of iBio Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Non-controlling interest in the consolidated financial statements represents the share of the loss in iBio CDMO for two affiliates of Eastern Capital Limited (the “Eastern Affiliates”).  See Note 21 – Related Party Transactions for additional information.

Going Concern

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability – about which there was uncertainty – to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company's ability to continue as a going concern. The Company is currently evaluating a number of potential options to expand its cash runway, the implementation of which will impact the Company’s liquidity. Potential options being considered to increase liquidity include lowering our expenses through a decreasing spending and focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates or parts of the business, raising money from capital markets, grant revenue or collaborations, or a combination thereof.

The Company’s cash, cash equivalents and investments in debt securities of $39.5 million as of June 30, 2022, is not anticipated to be sufficient to support operations beyond Q3 of Fiscal 2023 unless the Company reduces its burn rate or increases its capital as described above. Regardless of whether the Company is able to reduce its burn rate or sell or out-license certain assets or parts of the business, the Company will need to raise additional capital in order to fully execute its longer-term business plan. It is the Company’s belief, in part based on input from expert advisors, that iBio will be able to implement one or more potential options that will allow the Company to have a cash runway for at least 12 months from the date of the filing of this Annual Report on Form 10-K and the goal is to implement one or more options that will allow the Company to have a cash runway longer than 12 months. There can be no assurance that the Company will be successful in implementing any of the options that we are evaluating.

On October 11, 2022, we and Woodforest amended the Credit Agreement to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days  upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them (see Item 3 – Legal Proceedings for more information), (iii) include principal payments of $250,000 per month in debt amortization for a 6 month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast (vi) reduce the liquidity covenant in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5.0 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ending June 30, 2022, such that the filing is acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment. If we fail to successfully extend our cash runway via strategic options or other alternatives as described we would be in violation of the liquidity covenant on December 31, 2022.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Reverse Stock Split

On September 22, 2022, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-twenty five (1 : 25) shares of the Company's Common Stock. The reverse stock split was effective as of October 7, 2022. All share and per share amounts of our common stock presented have been retroactively adjusted to reflect the one-for-twenty five reverse stock split. See Note 17 for more information.

3.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include liquidity assertions, the valuation of intellectual property including impairment considerations, legal and contractual contingencies and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At June 30, 2022, and 2021, the Company determined that an allowance for doubtful accounts was not needed.

Revenue Recognition

The Company accounts for its revenue recognition under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Under this standard, the Company recognizes revenue when a customer obtains control of promised services or goods in an amount that reflects the consideration to which the Company expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At June 30, 2022, and 2021, the Company had no contract loss provisions.

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

The following table summarizes revenue by type (in thousands):

	June 30,
	2022	2021
License revenue	$1,800	$—
CDMO services	583	2,371
Total revenue	$2,383	$2,371

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

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both June 30, 2022 and 2021, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At June 30, 2022 and 2021, contract liabilities were $100,000 and $423,000, respectively. The Company recognized revenue of $178,000 in 2022 that was included in the contract liabilities balance as of June 30, 2021 and $1,087,000 in 2021 that was included in the contract liabilities balance as of June 30, 2020.

Leases

The Company accounts for leases under the guidance of ASC 842, Leases. The standard established a right-of-use (“ROU”) model requiring a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classified as either an operating or finance lease. The adoption of ASC 842 had a significant effect on the Company’s balance sheet, resulting in an increase in non-current assets and both current and non-current liabilities.

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

The lease liability and the corresponding ROU assets are recorded based on the present value of lease payments over the expected remaining lease term. The implicit rate within the Company’s existing finance (capital) lease was determinable and, therefore, used at the adoption date of ASC 842 to determine the present value of lease payments under the finance lease. The implicit rate within the Company’s operating lease was not determinable and, therefore, the Company used the incremental borrowing rate at the lease commencement date to determine the present value of lease payments.  The determination of the Company’s incremental borrowing rate requires judgement.  The Company will determine the incremental borrowing rate for each new lease using its estimated borrowing rate.

An option to extend the lease is considered in connection with determining the ROU asset and lease liability when it is reasonably certain we will exercise that option. An option to terminate is considered unless it is reasonably certain the Company will not exercise the option.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 2022 and 2021 consisted of money market accounts. Restricted cash consists of collateral held for letters of credit obtained to the term note payable for the purchase of the 130,000 square foot cGMP manufacturing facility in Bryan, Texas located at 8800 HSC Parkway, Bryan, Texas 77807 (the “Facility”) (see Note 6 – Significant Transactions) and the San Diego operating lease (see Note 16 – Operating Lease Obligations) and a Company purchasing card. The Company’s bank requires an additional 5% collateral held above the actual letters of credit issued.    Restricted cash value was $5,996,000 and $0 at June 30, 2022 and 2021, respectively.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the consolidated statement of cash flows (in thousands):

	June 30,	June 30,
	2022	2021
Cash and equivalents	$22,676	$77,404
Collateral held for letter of credit - term note payable	5,743	—
Collateral held for letter of credit - San Diego lease	198
Collateral held for Company purchasing card	55	—
Total cash, cash equivalents and restricted cash	$28,672	$77,404

Investments in Debt Securities

Debt investments are classified as available-for-sale. Changes in fair value are recorded in other comprehensive income (loss). Fair value is calculated based on publicly available market information. Discounts and/or premiums paid when the debt securities are acquired are amortized to interest income over the terms of the debt securities. See Note 6 - Significant Transactions.

Inventory

Inventory is stated at the lower of cost or net realizable value on the first-in, first-out basis. The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. Inventory consists of the following (table in thousands):

	June 30,	June 30,
	2022	2021
Raw materials	$3,896	$—
Work in process	4	27
	$3,900	$27

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

Right-of-Use Assets

Assets held under the terms of finance (capital) leases are amortized on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under finance (capital) leases are shown within liabilities and are analyzed between amounts falling due within and after one year. See Note 9 - Finance Lease ROU Assets and Note 15 - Finance Lease Obligations for additional information.

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to fifteen years.

Intangible Assets

The Company accounts for intangible assets at either their historical cost or allocated purchase price at asset acquisition and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years unless they were determined to have indefinite lives. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets.

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

Expected volatility is based on historical volatility of the Company’s common stock (the “Common Stock”); the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. In addition, the Company estimates forfeitures at each reporting period rather than electing to record the impact of such forfeitures as they occur. See Note 19 – Share-Based Compensation for additional information.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2022 and 2021. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during 2022 and 2021.

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in one financial institution which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At June 30, 2022 and 2021, amounts in excess of insured limits were approximately $18,200,000 and $27,013,000, respectively.

Revenue

During the year ended June 30, 2022, the Company generated 100% of its revenue from 10 customers with one customer accounting for 76% of revenue related to a licensing agreement (see Note 20 – Fraunhofer Settlement). During the year ended June 30, 2021, the Company generated 99% of its revenue from four customers, each of whom individually accounted for more than 10% of revenue.

4.   Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. In November 2019, the FASB issued ASU 2019-10, “Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates”, which amended the effective date of the various topics. As the Company is a smaller reporting company, the provisions of ASU 2016-13 and the related amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (quarter ending September 30, 2023 for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not expect the adoption of ASU 2016-13 to have a significant impact on the Company’s consolidated financial statements.

On July 1, 2021, the Company adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”) to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of U.S. GAAP. Most amendments within ASU 2019-12 are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of ASU 2019-12 did not have a significant impact on the Company’s consolidated financial statements.

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

5.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses in the Company’s consolidated balance sheets approximated their fair values as of June 30, 2022 and 2021 due to their short-term nature. The carrying value of the convertible promissory note receivable, term note payable and finance lease obligations approximated fair value as of June 30, 2022 and 2021 as the interest rates related to the financial instruments approximated market.

The Company accounts for its investments in debt securities at fair value. The following provides a description of the three levels of inputs that may be used to measure fair value under the standard, the types of plan investments that fall under each category, and the valuation methodologies used to measure these investments at fair value:

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

6. Significant Transactions

Affiliates of Eastern Capital Limited

On November 1, 2021, the Company and its subsidiary, iBio CDMO LLC (“iBio CDMO”, and collectively with the Company, the “Purchaser”) entered into a series of agreements (the “Transaction”) with College Station Investors LLC (“College Station”), and Bryan Capital Investors LLC (“Bryan Capital” and, collectively with College Station, “Seller”), each affiliates of Eastern Capital Limited (“Eastern,” a former significant stockholder of the Company) described in more detail below whereby in exchange for a certain cash payment and a warrant the Company:

(iv)	acquired both the Facility where iBio CDMO at that time and currently conducts business and also the rights as the tenant in the Facility’s ground lease;
(v)	acquired all of the equity owned by one of the affiliates of Eastern in the Company and iBio CDMO; and
(vi)	otherwise terminated all agreements between the Company and the affiliates of Eastern.

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

The Credit Agreement

In connection with the Purchase and Sale Agreement, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan is evidenced by a Term Note (the “Term Note”). The Term Loan was advanced in full on the closing date. The Term Loan bears interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest is payable monthly beginning November 5, 2021. Principal on the Term Loan is payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provides that it may be prepaid by iBio CDMO at any time and provides for mandatory prepayment upon certain circumstances.

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

On October 11, 2022, we and Woodforest amended the Credit Agreement to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days  upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them (see Item 3 – Legal Proceedings for more information), (iii) include principal payments of $250,000 per month in debt amortization for a 6 month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast (vi) reduce the liquidity covenant in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5.0 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ending June 30, 2022, such that the filing is acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment. If we fail to successfully extend our cash runway via strategic options or other alternatives as described we would be in violation of the liquidity covenant on December 31, 2022.

As a result of the foregoing, at June 30, 2022, the Term Loan of $22,375,000 is presented net of the Company’s approximate $214,000 of costs incurred to attain the debt and has been classified as short term. Interest expense incurred under the Credit Agreement for the year ended June 30, 2022 amounted to $489,000. Amortization of deferred finance costs amounted to $107,000 in the year ended June 30, 2022 and is included in interest expense.

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

The Company and iBio CDMO also entered into an Environmental Indemnity Agreement in favor of Woodforest (the “Environmental Indemnity Agreement”).

The Warrant

As part of the consideration for the purchase and sale of the rights set forth above, the Company issued to Bryan Capital a Warrant to purchase 51,583 shares of the Common Stock at an exercise price of $33.25 per share. The Warrant expires on October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits. Of the total shares that can be exercised under the Warrant, 11,583 of such shares were valued at $217,255 to reflect the final payment of rent due under the Sublease.  The Warrant, as shown on the consolidated statements of equity, was recorded in additional paid-in capital with the corresponding activity included in the basis of the purchase price allocation of the Property acquired.  See Note 17 – Stockholders’ Equity for additional information.

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

iBio Development Milestones are set forth below:
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

On September 16, 2022, the Company entered an Asset Purchase Agreement with RubrYc pursuant to which it acquired substantially all of RubrYc’s assets.  See Note 25 – Subsequent Events for further details.

Associated with RubrYc being in the process of ceasing operations, the Company recorded an impairment of the investment in the amount of $1,760,000 in 2022. The amount was recorded in the consolidated statement of operations and comprehensive loss under general and administrative expense. The Company also recorded an impairment of current and non-current prepaid expense of $288,000 and $864,000, respectively, in 2022. The amount was recorded in the consolidated statement of operations and comprehensive loss under research and development expense.

7. Convertible Promissory Note Receivable

On October 1, 2020, the Company entered into a master services agreement with Safi Biosolutions, Inc. (“Safi”). In addition, the Company invested $1.5 million in Safi in the form of a convertible promissory note (the "Note"). The Note bears interest at the rate of 5% per annum and is convertible into shares of Safi’s common stock (as defined). Principal and accrued interest mature on October 1, 2023.  For the years ended June 30, 2022 and 2021, interest income amounted to $75,000 and $56,000, respectively. As of June 30, 2022 and 2021, the Note balance and accrued interest totaled $1,631,000 and $1,556,000, respectively.

8. Investments in Debt Securities

Investments in debt securities consist of AA and A rated corporate bonds bearing interest at rates from 0.25% to 3.5% with maturities from August 2022 to February 2024. The components of investments in debt securities are as follows (in thousands):

	June 30,	June 30,
	2022	2021
Adjusted cost	$11,029	$19,603
Gross unrealized losses	(184)	(33)
Fair value	$10,845	$19,570

The fair value of available-for-sale debt securities, by contractual maturity was as follows (in thousands):

	June 30,	June 30
Fiscal period ending:	2022	2021
2023	$8,054	$11,430
2024	2,791	8,140
	$10,845	$19,570

Amortization of premiums paid on the debt securities amounted to $312,000 and $216,000 for the years ended June 30, 2022 and 2021, respectively.

9.    Finance Lease ROU Assets

As discussed above, the Company adopted ASC 842 effective July 1, 2019, using the modified retrospective approach for all leases entered into before the effective date.

From January 13, 2016, until November 1, 2021, iBio CDMO leased the Facility in Bryan, Texas as well as certain equipment from College Station under the Sublease. The Sublease was terminated on November 1, 2021, when iBio CDMO acquired the Facility and became the tenant under the ground lease for the Property upon which the Facility is located.

The economic substance of the Sublease is that the Company is financing the acquisition of the facility and equipment. As the Sublease involves real estate and equipment, the Company separated the equipment component and accounted for the facility and equipment as if each was leased separately.

In addition, the Company also leases a mobile office trailer.

See Note 15 – Finance Lease Obligations for more details of the terms of the leases.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	June 30,	June 30,
	2022	2021
ROU - Facility	$—	$25,907
ROU - Equipment	146	7,728
	146	33,635
Accumulated amortization	(72)	(7,524)
Net finance lease ROU	$74	$26,111

Amortization expense of finance lease ROU assets was approximately $599,000 and $1,651,000 for the years ended June 30, 2022 and 2021, respectively.

10.    Operating Lease ROU Assets

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

See Note 16 - Operating Lease Obligations for additional information.

The following table summarizes by category the net carrying values of operating lease ROU (in thousands):

	June 30,	June 30,
	2022	2021
ROU - San Diego lease	$3,068	$—
ROU - Texas Facility ground lease	1,952	—
Net operating lease ROU	$5,020	$—

11.    Fixed Assets

As discussed above, the Company adopted ASC 842. As such, assets formerly classified as “under capital lease” are now classified as finance lease ROU assets. See Note 8 – Finance Lease ROU’s above.

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	June 30,	June 30,
	2022	2021
Facility and improvements	$21,589	$1,517
Machinery and equipment	12,161	4,255
Office equipment and software	2,752	714
Construction in progress	3,659	3,367
	40,161	9,853
Accumulated depreciation	(3,500)	(1,225)
Net fixed assets	$36,661	$8,628

Depreciation expense was approximately $2,275,000 and $472,000 for the years ended June 30, 2022 and 2021, respectively.

12.    Intangible Assets

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

On August 23, 2021, the Company entered into a series of agreements with RubrYc described in more detail above (see Note 6 – Significant Transactions) whereby in exchange for a $7.5 million investment in RubrYc, the Company acquired a worldwide exclusive license to certain antibodies that RubrYc develops under what it calls its RTX-003 campaign, which are promising immuno-oncology antibodies that bind to the CD25 protein without interfering with the IL-2 signaling pathway thereby potentially depleting T regulatory (T reg) cells while enhancing T effector (T eff) cells and encouraging the immune system to attack cancer cells. The Company accounted for this license as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts.  In addition, the Company also received preferred shares and an option for future collaboration licenses.

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

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over a period from 16 to 23 years unless they were determined to have indefinite lives. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments are based on the excess of the carrying amount over the fair value of the assets.

No impairments were recorded in Fiscal Year 2022.  The Company recorded an impairment of licensed technology in the amount of $143,000 in Fiscal Year 2021. This amount was recorded in the consolidated statement of operations and comprehensive loss under general and administrative expense.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30,	June 30,
	2022	2021
Intellectual property – gross carrying value	$3,100	$3,100
Patents and licenses – gross carrying value	2,846	2,720
	5,946	5,820
Intellectual property – accumulated amortization	(2,867)	(2,711)
Patents and licenses – accumulated amortization	(2,403)	(2,157)
	(5,270)	(4,868)
Total definite lived intangible assets, net of accumulated amortization	676	952

License - indefinite lived	4,175	—

Total net intangible assets	$4,851	$952

Amortization expense was approximately $401,000 and $291,000 for the years ended June 30, 2022 and 2021, respectively. The weighted-average remaining life for intellectual property and patents at June 30, 2022 was approximately 1.5 years and 5.6 years, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ending June 30,
2023	$261
2024	165
2025	69
2026	57
2027	45
Thereafter	79
$676

13.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	June 30,
	2022	2021
Salaries and benefits	$3,066	$1,667
Real estate taxes	284	—
Professional fees	126	497
Interest	59	—
Rent and real estate taxes – related party (see Note 15)	—	295
Interest – related party (see Note 15)	—	406
Other accrued expenses	229	136
Total accrued expenses	$3,764	$3,001

14.   Notes Payable – PPP Loan

On April 16, 2020, the Company received $600,000 related to its filing under the Paycheck Protection Program and Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The Company elected to treat the Small Business Administration (“SBA”) Loan as debt under ASC 470, Debt.  At June 30, 2021, the Company owned $600,000.

On July 21, 2021, iBio was granted forgiveness in repaying the loan.  In accordance with ASC 405-20-40, Liabilities - Extinguishments of Liabilities – Derecognition, the Company derecognized the liability and accrued interest in the first quarter of Fiscal 2022.

15.    Finance Lease Obligation

Sublease

As discussed above, until November 1, 2021, iBio CDMO leased the Facility as well as certain equipment from College Station under the Sublease.

The Sublease was terminated on November 1, 2021, when iBio CDMO acquired the Facility and became the tenant under the ground lease for the Property upon which the Facility is located.  See Note 16 – Operating Lease Obligations for additional information related to the ground lease.

Prior terms of the Sublease which determined the accounting through October 31, 2021, included:

●	The 34-year term of the Sublease was to expire in 2050 but could have been extended by iBio CDMO for a 10-year period, so long as iBio CDMO was not in default under the Sublease. Under the Sublease, iBio CDMO was required to pay base rent at an annual rate of $2,100,000, paid in equal quarterly installments on the first day of each February, May, August and November. The base rent was subject to increase annually in accordance with increases in the Consumer Price Index (“CPI”). The base rent under the Second Eastern Affiliate’s ground lease for the Property was subject to adjustment, based on an appraisal of the Property, in 2030 and upon any extension of the ground lease. The base rent under the Sublease would have increased by any increase in the base rent under the ground lease as a result of such adjustments. iBio CDMO was responsible for all costs and expenses in connection with the ownership, management, operation, replacement, maintenance and repair of the Property under the Sublease. The Company incurred rent expense of $64,000 and $189,000 for the years ended June 30, 2022 and 2021, respectively.
●	In addition to the base rent, iBio CDMO was required to pay, for each calendar year during the term, a portion of the total gross sales for products manufactured or processed at the facility, equal to 7% of the first $5,000,000 of gross sales, 6% of gross sales between $5,000,001 and $25,000,000, 5% of gross sales between $25,000,001 and $50,000,000, 4% of gross sales between $50,000,001 and $100,000,000, and 3% of gross sales between $100,000,001 and $500,000,000. However, if for any calendar year period from January 1, 2018 through December 31, 2019, iBio CDMO’s applicable gross sales were less than $5,000,000, or for any calendar year period from and after January 1, 2020, its applicable gross sales were less than $10,000,000, then iBio CDMO was required to pay the amount that would have been payable if it had achieved such minimum gross sales and would pay no less than the applicable percentage for the minimum gross sales for each subsequent calendar year. As the Company accounts for leases under ASC 842, the minimum percentage rent was included in the finance lease obligation through the acquisition on November 1, 2021.

Accrued expenses at June 30, 2022 and 2021 due College Station amounted to $0 and $701,000, respectively. General and administrative expenses related to College Station, including rent related to the increases in CPI and real estate taxes, were approximately $250,000 and $744,000 for the years ended June 30, 2022 and 2021, respectively. Interest expense related to College Station was approximately $810,000 and $2,446,000 for the years ended June 30, 2022 and 2021, respectively.

Mobile Office Trailer

Commencing April 1, 2021, the Company is leasing a mobile office trailer at a monthly rental of $3,819 through March 31, 2024.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands):

	Years ended
	June 30,
	2022	2021
Finance lease cost:
Amortization of ROU assets	$599	$1,651
Interest on lease liabilities	816	2,447
CPI lease cost	64	200
Total lease cost	$1,479	$4,298

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance lease - CPI rent	$64	$200
Financing cash flows from finance lease obligation	$5,830	$331

	Years Ended
	June 30,
	2022		2021
Finance lease ROU assets	$74		$26,111
Finance lease obligation - current portion	$46		$367
Finance lease obligation - non-current portion	$30		$31,755
Weighted average remaining lease term - finance lease	1.76	years	28.58	years
Weighted average discount rate - finance lease obligation	6.25%		7.606%

Future minimum payments under the capitalized lease obligations are due as follows:

Fiscal year ending on June 30:	Principal	Interest	Total
2023	$46	$4	$50
2024	30	1	31

Total minimum lease payments	76	$5	$81
Less: current portion	(46)
Long-term portion of minimum lease obligations	$30

16.    Operating Lease Obligations

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

San Diego

On September 10, 2021, the Company entered into a lease for 11,383 square feet of space in San Diego, California.  Terms of the lease include the following:

●	The length of term of the lease is 88 months from the lease commencement date (as defined).

●	The lease commencement date is September 16, 2022.
●	The monthly rent for the first year of the lease is $51,223 and increases approximately 3% per year.
●	The lease provides for a base rent abatement for months two through five in the first year of the lease.
●	The landlord is providing a tenant improvement allowance of $81,860 to be used for improvements as specified in the lease.
●	The Company is responsible for other expenses such as electric, janitorial, etc.
●	The Company opened an irrevocable letter of credit in the amount of $188,844 in favor of the landlord. The letter of credit expires on October 8, 2022 and renews annually as required.

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

The following tables present the components of lease expense and supplemental balance sheet information related to the operating lease obligation (in thousands):

Year Ended
June 30,
2022
Operating lease cost:	$555
Total lease cost	$555

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$555
Operating cash flows from operating lease obligation	$15

June 30,
2022
Operating lease ROU assets	$5,020
Operating lease obligations - current portion	$101
Operating lease obligations - noncurrent portion	$5,455
Weighted average remaining lease term - operating leases	23.64
Weighted average discount rate - operating lease obligations	7.25

Future minimum payments under the operating lease obligation are due as follows (in thousands):

Fiscal year ending on June 30:	Principal	Imputed Interest	Total
2023	$101	$359	$460
2024	400	382	782
2025	448	352	800
2026	503	317	820
2027	560	279	839
Thereafter	3,544	3,217	6,761

Total minimum lease payments	5,556	$4,906	$10,462
Less: current portion	(101)
Long-term portion of minimum lease obligation	$5,455

17.    Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

Series 2022 Convertible Preferred Stock (“Series 2022 Preferred”)

On May 9, 2022, the Board of Directors of the Company created the Series 2022 Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock.

Terms of the Series 2022 Preferred include the following:

1.	Each share of Series 2022 Preferred is convertible into one pre-split share of common stock.
2.	Holders are entitled to dividends on shares of Series 2022 Preferred equal (on an as-if-converted-to-common stock basis, without regards to conversion limitations) to and in the same form as dividends actually paid on shares of the common stock, when, as and if such dividends are paid on shares of common stock. The Company cannot pay any dividends on the common stock unless the Company simultaneously complies with this provision.
3.	Holders have no voting rights except as defined in the certificate of designation to amplify the vote of the underlying shareholders for purposes of a vote on a reverse split proposal.
4.	Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders are entitled to receive the same amount that a holder of common stock would receive if the Series 2022 Preferred were fully converted (disregarding for such purposes any conversion limitations hereunder) into common stock at the conversion price in effect at such time. Such amounts were required be paid pari passu with all holders of common stock.

The Company issued 1,000 shares of Series 2022 Preferred and received proceeds of $270.  Pursuant to the terms of the preferred stock, the Company’s Board of Directors converted the Preferred Stock to pre-split Common Stock at a conversion ratio of 1:1 on July 19, 2022.

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

On November 1, 2021, iBio purchased the iBio CMO Preferred Tracking Stock held by Bryan Capital. No iBio CMO Preferred Tracking Stock remains outstanding. As a result, the iBio CDMO subsidiary and its intellectual property are now wholly owned by iBio. Accrued dividends totaled approximately $0 and $1,131,000 at June 30, 2022 and 2021, respectively.

Series A Convertible Preferred Stock, par value $0.001 per share ("Series A Preferred"), Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”) and Series C Convertible Preferred Stock, par value $0.001 per share (“Series C Preferred”)

On June 20, 2018, the Board of Directors of the Company created the Series A Preferred and Series B Preferred Stock and designated 6,300 shares as Series A Preferred Stock and 5,785 shares as Series B Preferred Stock. On June 26, 2018, the Company issued 6,300 shares of Series A Preferred and 5,785 shares of Series B Preferred Stock as part of a public offering. All of the issued shares of Series A Preferred were converted into an aggregate of 334,320 shares of Common Stock before July 1, 2020.  All of the issued Series B Preferred were converted into an aggregate of 1,157,400 shares of Common Stock in August 2020.

On October 28, 2019, the Board of Directors of the Company created the Series C Preferred. On October 29, 2019, the Company issued 4,510 shares of Series C Preferred as part of a public offering. All of the shares of Series C Preferred were converted into an aggregate of 902,000 shares of the Common Stock before July 1, 2020.

No shares of Series A Preferred, Series B Preferred or Series C Preferred remained outstanding as of June 30, 2022 and 2021.

Common Stock

The number of authorized shares of the Company’s common stock is 275 million. In addition, on December 9, 2020, the stockholders of the Company approved the Company’s 2020 Omnibus Incentive Plan (the “2020 Plan”) and as of the filing date of this Report, the Company had reserved 32,000,000 shares of Common Stock for issuance pursuant to the grant of new awards under the 2020 Plan.

Reverse Stock Split

On June 30, 2022, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio of one-for-twenty five (1:25). On September 22, 2022, the Company's Board of Directors approved the implementation of the reverse stock split of the Company's Common Stock. As a result of the reverse stock split, every twenty five (25) shares of the Company's Common Stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. On October 7, 2022, the Company filed a Certificate of Amendment of its Certificate of Incorporation, as amended with the Secretary of State of Delaware effecting a one-for-twenty five (1:25) reverse stock split of the shares of the Company’s common stock, either issued and outstanding, effective October 7, 2022. The Company’s common stock began trading on a reverse split adjusted basis when the market opened Monday, October 10, 2022.

Issuances of Common Stock for the year ended June 20, 2022 were as follows:

Vesting of Restricted Stock Units (“RSUs”)

In the quarter ended December 31, 2021, RSUs for 4,120 shares of Common Stock were vested.  In the quarter ended March 31, 2022, RSUs for 4,201 shares of Common Stock were vested. In the quarter ended June 30, 2022, RSUs for 533 shares of Common Stock were vested.

Exercise of Stock Options

In late September 2021, options for 3,380 shares of Common Stock were exercised.

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

On December 8, 2020, the Company entered into the Underwriting Agreement with Cantor Fitzgerald, pursuant to which the Company (i) agreed to issue and sell in an underwritten public offering (the “Offering”) 1,186,441 shares of Common Stock to Cantor Fitzgerald and (ii) granted Cantor Fitzgerald an option for 30 days to purchase up to an additional 177,966 shares of Common Stock that may be sold upon the exercise of such option by Cantor Fitzgerald.  On December 10, 2020, this offering closed and the Company issued 1,186,441 shares of Common Stock for gross proceeds totaling approximately $35.2 million. The Company incurred costs of approximately $2.9 million.

On January 11, 2021, the Company issued an additional 169,633 shares of Common Stock to satisfy the underwriter’s option exercise.  The Company received net proceeds of approximately $4.6 million.

On February 24, 2021, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 4,528 shares of Common Stock. The Company received net proceeds of approximately $238,000.

On May 7, 2021, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 68,672 shares of Common Stock. The Company received net proceeds of approximately $2.995 million.

Between July 25, 2022, and August 17, 2022, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 175,973 shares of Common Stock. The Company received net proceeds of approximately $1.2 million.

RubrYc Transaction

On September 19, 2022, iBio issued 102,354 shares to RubrYc Therapeutics as part of the payment for purchasing the assets of RubrYc Therapeutics.

Issuances of Common Stock for the year ended June 20, 2021 were as follows:

Equity Distribution Agreement

On June 17, 2020, as amended on July 29, 2020, the Company entered into an equity distribution agreement with UBS Securities LLC (“UBS”) as sales agent pursuant to which the Company could sell from time-to-time shares of its Common Stock through UBS, for the sale of up to $72,000,000 of shares of the Company's common stock. Sales of shares of Common Stock made pursuant to the agreement were made pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-236735) filed with the SEC in accordance with the provisions of the Securities Act of 1933, as amended, and declared effective on March 19, 2020, and the prospectus supplement thereto dated May 14, 2020.

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

For the period from July 1, 2020 to November 25, 2020, the termination date of the offering, 416,359 shares of Common Stock were issued for net proceeds totaling approximately $26.7 million.  The Company is using the net proceeds of this offering for operating costs, including working capital and other general corporate purposes.

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

The Lincoln Park March 2020 Purchase Agreement provided that, from time to time on any trading day the Company selects, the Company had the right, in its sole discretion, subject to the conditions and limitations in the Lincoln Park March 2020 Purchase Agreement, to direct Lincoln Park to purchase up to 40,000 shares of Common Stock (each such purchase, a “Regular Purchase”) over the 36-month term of the Purchase Agreement. The purchase price of shares of common stock pursuant to the Lincoln Park March 2020 Purchase Agreement was based on the prevailing market price at the time of sale as set forth in the Lincoln Park March 2020 Purchase Agreement. There were no trading volume requirements or restrictions under the Lincoln Park March 2020 Purchase Agreement. Lincoln Park’s obligation under each Regular Purchase did not exceed $5,000,000. There was no upper limit on the price per share that Lincoln Park must pay for common stock under the Lincoln Park March 2020 Purchase Agreement, but in no event were shares be sold to Lincoln Park on a day the Company’s closing price was less than the floor price of $5.00, which was subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction and, effective upon the consummation of any such reorganization, recapitalization, non-cash dividend, stock split or other similar transaction, the Floor Price (the “Floor Price”) was the lower of (i) the adjusted price and (ii) $0.20.

For the period from July 1, 2020 to July 27, 2020, Lincoln Park was issued 106,921 shares of common stock for proceeds totaling $6.79 million. No further sales of shares of the Company’s common stock were made under the Lincoln Park March 2020 Purchase Agreement since the Company terminated the Lincoln Park March 2020 Purchase Agreement effective July 27, 2020. The Company terminated the Lincoln Park March 2020 Purchase Agreement on July 24, 2020, without fee, penalty or cost, effective July 27, 2020.

Vesting of RSUs

In the quarter ended March 31, 2021, RSUs for 379 shares of Common Stock were vested.

Exercise of Stock Options

For the year ended June 30, 2021, options for 2,147 shares of Common Stock were exercised.

Warrants

The Company issued 1,000,000 Series A Warrants and 1,000,000 Series B Warrants as part of its October 29, 2019, public offering. The Series A Warrants were exercisable at $5.50 per share, had a term of two years and were set to expire on October 29, 2021. The Series B Warrants were exercisable at $5.50 per share, had a term of seven years and were set to expire on October 29, 2026.

On February 20, 2020, the Company entered into a warrant amendment and exchange agreement (the “Warrant Exchange Agreement”) with certain holders (the “Warrant Holders”) of the Company’s Series A Warrants (the “Original Series A Warrants”) and Series B Warrants (the “Original Series B Warrants”).

From the date of the October 29, 2019 public offering through June 30, 2020, the Company issued 1,162,807 shares of Common Stock for the exercise of various Warrants and received proceeds of $6.4 million. In addition, the Company issued 237,193 shares of Common Stock for the cashless exercise of Warrants in which the “assumed proceeds” totaling $1.3 million were used to reduce the Company’s balances owed for the notes described above. Costs related to the exchange under the Warrant Exchange agreement totaled approximately $313,000 and were offset against additional paid-in capital.

As of June 30, 2021 there were no Warrants outstanding.

The Warrant

As discussed above, the Company issued to Bryan Capital a Warrant to purchase 51,583 shares of the Common Stock of the Company at an exercise price of $33.25 per share. The Warrant expires October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits.

The Company estimated the fair value of the Warrant using the Black-Scholes model with the following assumptions:

Weighted average risk-free interest rate	0.23%
Dividend yield	0%
Volatility	136.9%
Expected term (in years)	4.95

18.    Earnings (Loss) Per Common Share

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

	Year Ended
	June 30,
	2022	2021
Basic and diluted numerator:

Net loss attributable to iBio, Inc.	$(50,303)	$(23,207)
Preferred stock dividends – iBio CMO Preferred Tracking Stock	(88)	(260)
Net loss available to iBio, Inc. stockholders	$(50,391)	$(23,467)

Basic and diluted denominator:

Weighted-average common shares outstanding	8,721	7,825

Per share amount	$(5.78)	$(3.00)

In Fiscal Years 2022 and 2021, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of June 30, 2022 and 2021, shares issuable which could potentially dilute future earnings included were as follows:

	June 30,
	2022	2021

	(in thousands)
Stock options	622	342
Warrant issued under the Transaction	51	—
Restricted stock units	21	27
Series 2022 Preferred	*	—
Shares excluded from the calculation of diluted loss per share	694	369

* Less than 1,000

19.    Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Operations (in thousands):

	Year Ended
	June 30,
	2022	2021
Research and development	$573	$185
General and administrative	3,804	1,401
Total	$4,377	$1,586

Stock Options

iBio, Inc. 2018 Omnibus Equity Incentive Plan (the "2018 Plan")

On December 18, 2018, the Company’s stockholders, upon recommendation of the Board of Directors on November 9, 2018, approved the 2018 Plan. On March 5, 2020, at the Company's 2019 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the 2018 Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 140,000 shares to 260,000 shares and to incorporate changes to include restricted stock units and performance-based awards as grant types issuable under the 2018 Plan. The total number of shares of Common Stock reserved under the 2018 Plan was 260,000. Stock options granted under the 2018 Plan could be either incentive stock options (as defined by Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, or restricted stock and determined at the discretion of the Board of Directors.

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

On December 9, 2020, the Company adopted the 2020 Plan for employees, officers, directors and external service providers. The total number of shares of Common Stock reserved under the 2020 Plan is 1,280,000 shares of Common Stock for issuance pursuant to the grant of new awards under the 2020 Plan. The 2020 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2020 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board of Directors and $1,500,000 for any non-executive chair of our Board of Directors should one be appointed. Notwithstanding the foregoing, the independent members of the Board of Directors may make exceptions to such limits in extraordinary circumstances. The term of the 2020 Plan will expire on the tenth anniversary of the date the Plan is approved by the stockholders.

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

Issuances of stock options during the year ended June 30, 2022 were as follows:

●	On July 12, 2021, the Company granted a stock option agreement to an employee to purchase 1,000 shares of Common Stock at an exercise price of $33.75 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On July 19, 2021, the Company granted a stock option agreement to an employee to purchase 1,000 shares of Common Stock at an exercise price of $33.25 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On August 23, 2021, the Company granted a stock option agreement to a new member of its Board of Directors to purchase 4,000 shares of Common Stock at an exercise price of $31.50 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On August 23, 2021, the Company granted stock option agreements to various employees to purchase an aggregate of 157,488 shares of Common Stock at an exercise price of $31.50 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On September 13, 2021, the Company granted a stock option agreement to an employee to purchase 2,000 shares of Common Stock at an exercise price of $29.00 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On September 23, 2021, the Board of Directors approved an option grant award to Mr. Isett to purchase 80,000 shares of Common Stock with an exercise price of $29.25, which vest in equal monthly installments over a 36-month period following the grant date.

●	On September 30, 2021, the Company granted a stock option agreement to an employee to purchase 4,000 shares of Common Stock at an exercise price of $26.50 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On November 29, 2021, the Company granted a stock option agreement to a consultant to purchase 4,000 shares of Common Stock at an exercise price of $21.25 per share. The options vest over a period of eight months commencing in April 2022 and expire on the tenth anniversary of the grant date.
●	On December 9, 2021, the Company granted stock option agreements to various directors to purchase an aggregate of 34,880 shares of Common Stock at an exercise price of $17.25 per share. The options vest over a period of one year commencing in January 2022 and expire on the tenth anniversary of the grant date.
●	On January 16, 2022, the Company granted stock option agreements to two consultants to purchase an aggregate of 1,200 shares of Common Stock at an exercise price of $13.00 per share. The options vest over a period of 12 months and expire on the tenth anniversary of the grant date.
●	On February 21, 2022, the Company granted a stock option agreement to an employee to purchase 16,000 shares of Common Stock at an exercise price of $8.50 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.
●	On March 28, 2022, the Company granted stock option agreements to two employees to purchase an aggregate of 8,000 shares of Common Stock at an exercise price of $11.50 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.

Issuances of stock options during 2021 were as follows:

●	On October 14, 2020, the Company granted three new members of its Board of Directors stock option agreements under the 2018 Plan whereby each director has the option to purchase up to 4,000 shares of the Company's common stock at an exercise price of $51.25 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date;
●	Effective December 1, 2020, the Company granted an officer a stock option agreement under the 2018 Plan whereby the officer has the option to purchase 18,600 shares of the Company's common stock at an exercise price of $36.25 per share. The option expires on the tenth anniversary of the grant date and vests as follows: (1) 25% of the option granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the option granted will vest for each additional three (3) months of employment;
●	On January 15, 2021, the Company granted two consultants stock option agreements for each to purchase 600 shares of the Company's common stock at an exercise price of $36.75 per share. The options expire on the tenth anniversary of the grant date and vest over a one-year period;
●	Effective January 18, 2021, the Company granted an officer and an employee stock option agreements whereby the officer and employee have the option to purchase an aggregate of 24,000 shares of the Company's common stock at an exercise price of $36.75 per share. The options expire on the tenth anniversary of the grant date and vest as follows: (1) 25% of the options granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the options granted will vest for each additional three (3) months of employment;
●	Effective March 4, 2021, the Company granted an officer a stock option agreement whereby the officer has the option to purchase 14,000 shares of the Company's common stock at an exercise price of $35.75 per share. The option expires on the tenth anniversary of the grant date and vest as follows: (1) 25% of the option granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the option granted will vest for each additional three (3) months of employment;
●	On April 30, 2021, the Company granted an officer a stock option agreement whereby the officer has the option to purchase 120,000 shares of the Company's common stock at a price of $34.25 per share. The option expires on the tenth anniversary of the grant date and vest as follows: (1) 25% of the option granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the option granted will vest for each additional three (3) months of employment;
●	In May 2021, the Company granted stock option agreements to various employees, to purchase an aggregate of 10,800 shares of the Company's common stock at exercise prices of $32.25 to $41.25 per share. The options expire on the tenth anniversary of the grant date and vest as follows: (1) 25% of the options granted will vest after one year of employment with the Company; and (2) after one year of employment with the Company, 6.25% of the options granted will vest for each additional three (3) months of employment;
●	In June 2021, the Company granted stock option agreements to a new member of its Board of Directors and one employee, to purchase an aggregate of 9,000 shares of the Company's common stock at exercise prices of $35.25 to $39.25 per share. The options expire on the tenth anniversary of the grant date and vest as follows: (1) 25% of the options granted will vest after one year; and (2) after one year, 6.25% of the options granted will vest for each additional three (3) months.

The following table summarizes all stock option activity during the years ended June 30, 2022 and 2021:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (in years)	(in thousands)
Outstanding as of July 1, 2020	139,031	$29.50	8.2	$4,042
Granted	209,600	36.00	—	—
Exercised	(2,147)	25.50	—	—
Forfeited/expired	(4,798)	61.25	—	—
Outstanding as of June 30, 2021	341,686	$32.75	8.8	$1,995
As of June 30, 2020, vested and expected to vest	340,814	$32.75	8.3	$1,988

Exercisable as of June 30, 2021	77,338	$27.75	6.4	$890

Outstanding as of June 30, 2021	341,686	$32.75	8.8	$1,995
Granted	313,568	27.50	—	—
Exercised	(3,380)	22.75	—	—
Forfeited/expired	(30,068)	35.00	—	—
Outstanding as of June 30, 2022	621,806	$30.00	8.3	$—
As of June 30, 2021, vested and expected to vest	197,404	$30.00	8.3	$—

Exercisable as of June 30, 2022	620,810	$29.25	6.7	$—

The following table summarizes information about options outstanding and exercisable at June 30, 2022:

	Options Outstanding and Exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
	Outstanding	In Years	Price	Exercisable
Exercise prices:
$8.50 - $13.00	25,200	9.7	$9.75	500
$17.25 - $26.00	112,662	6.4	21.00	85,152
$26.50 - $39.75	463,791	8.6	32.50	101,932
$41.25 - $62.00	20,000	8.3	47.25	9,667
$63.25 - $95.00	20	5.9	63.25	20
$182.50 - $273.75	133	0.4	182.50	133

	621,806	8.3	$28.31	197,404

The total fair value of stock options that vested during 2022 and 2021 was approximately $3,334,000 and $911,000, respectively. The total cash received for stock options that were exercised during 2022 and 2021 was approximately $77,000 and $54,000, respectively. The total intrinsic value of stock options that were exercised during 2022 and 2021 was approximately $19,000 and $165,000, respectively. As of June 30, 2022, there was approximately $9,962,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.7 years.

The weighted-average grant date fair value of stock options granted during 2022 and 2021 was $23.25 and $31.25 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

	2022	2021
Weighted average risk-free interest rate	0.80% - 2.52%	0.39 - 1.02%
Dividend yield	0%	0%
Volatility	119.16 - 120.34%	119.46 - 126.55%
Expected term (in years)	6	6

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $6.50 as of June 30, 2022 and $37.75 as of June 30, 2021, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock Units (“RSUs”):

Issuances of RSUs during the year ended June 30, 2022 were as follows:

On August 23, 2021, the Company issued RSUs to acquire 4,229 shares of Common Stock to various employees at a market value of $31.50 per share. The RSUs vest over a four-year period. The grant-date fair value of the RSUs totaled approximately $133,000.

Issuances of RSUs during the year ended June 30, 2021 were as follows:

Effective December 1, 2020, the Company issued RSUs to acquire 12,360 shares of common stock to an officer at a market value of $36.25 per share. The RSUs vest in even increments on the first three anniversaries of the grant date. The grant-date fair value of the RSUs totaled approximately $448,000.

Effective January 18, 2021, the Company issued RSUs to acquire 2,600 shares of common stock to an employee at a market value of $36.75 per share. The RSUs vest in even increments on the first three anniversaries of the grant date. The grant-date fair value of the RSUs totaled approximately $96,000.

Effective March 4, 2021, the Company issued RSUs to acquire 9,280 shares of common stock to an officer at a market value of $35.75 per share. The RSUs vest in even increments on the first three anniversaries of the grant date. The grant-date fair value of the RSUs totaled approximately $332,000.

On April 30, 2021, the Company entered into a new employment agreement with an officer. The new employment agreement provides that the Compensation Committee will establish certain performance criteria and thereafter the officer will receive a grant of 200,000 performance RSUs, which will also vest subject to achievement of pre-defined performance criteria to be established by the Compensation Committee.

On May 4, 2021, the Company issued RSU’s to acquire 1,600 shares of common stock to an employee at a market value of $32.25 per share. The RSU’s vest over a four-year period. The grant-date fair value of the RSUs totaled approximately $52,000.

As of June 30, 2022, there was approximately $561,000 of total unrecognized compensation cost related to non-vested RSUs that the Company expects to recognize over a weighted-average period of 1.6 years.

20.    Fraunhofer Settlement

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

As of June 30, 2022, the Company holds a settlement receivable balance of $5,100,000 related to the settlement and a trade receivable balance of $900,000 related to the license agreement.

21.    Related Party Transactions

KBI Consulting

On April 1, 2020, the Company entered into a consulting agreement with KBI Consulting for business support services provided by Mr. Isett's wife. Per the consulting agreement the business support services are billed at $5,800 per month. The Company terminated its agreement with KBI consulting effective March 31, 2021, at which time Mr. Isett’s wife became an employee of the Company. Consulting expenses totaled approximately $52,000 for the year ended June 30, 2021.

22.    Income Taxes

The components of net loss consist of the following (in thousands):

	For the Years Ended
	June 30,
	2022	2021
United States	$(50,304)	$(23,200)
Brazil	—	(13)
Total	$(50,304)	$(23,213)

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	For the Years Ended
	June 30,
	2022	2021
Current – Federal and state	$—	$—
Deferred – Federal	(9,051)	(55)
Deferred – State	—	—
Total	(9,051)	(55)
Change in valuation allowance	9,051	55
Income tax expense	$—	$—

The Company has deferred income taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,
	2022	2021
Deferred tax assets (liabilities):
Net operating loss	$35,829	$24,693
Share-based compensation	1,248	353
Research and development tax credits	1,764	1,737
Investment in equity security	370	—
Basis in iBio CDMO	—	984
Property, plant and equipment	(2,520)	—
Intangible assets	(71)	(91)
Vacation accrual and other	145	38
Valuation allowance	(36,765)	(27,714)
Total	$—	$—

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

U.S. federal net operating losses of approximately $170.5 million are available to the Company as of June 30, 2022, of which $63.9 million will expire at various dates through 2039 and $106.6 million with no expiration date. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company pursuant to Internal Revenue Code Section 382, though the Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. The Company has a research and development credit carryforward of approximately $1.76 million at June 30, 2022.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended
	June 30,
	2022	2021
Statutory federal income tax rate	21%	21%
Change related to iBio CDMO	(3)%	—%
Change in valuation allowance	(18)%	(21)%
Effective income tax rate	—%	—%

The Company has not been audited in connection with income taxes. iBio files U.S. Federal and state income tax returns subject to varying statutes of limitations. The 2018 through 2021 tax returns generally remain open to examination by U.S. Federal authorities and by state tax authorities. In addition, the 2015 through 2021 Brazilian federal tax returns remain open to examination by Brazil’s federal tax authorities.

23.    Commitments and Contingencies

COVID-19

As a result of the pandemic, the Company has at times experienced reduced capacity to provide CDMO services as a result of instituting social distancing at work procedures in our Texas facility, restricting access to essential workers, as well as taking other precautions. In July 2022 after we experienced a rise in COVID-19 cases within our Texas facility, for approximately one week, we mandated only those involved in mission critical manufacturing activities were to be permitted within our Texas facility.

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

24.    Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. Employer contributions made to the Plan totaled approximately $319,000 and $121,000 for the years ended June 30, 2022 and 2021, respectively.

25.    Segment Reporting

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

	Biopharmaceuticals	Bioprocessing
Year Ended June 30, 2022 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$1,884	$499	$—	$2,383
Revenues - intersegment	1,586	2,455	(4,041)	—
Cost of goods sold	—	216	—	216
Gross profit	3,470	2,739	(4,041)	2,167
Research and development	11,819	8,260	(2,350)	17,729
General and administrative	20,844	14,975	(1,691)	34,128
Operating loss	(29,194)	(20,496)	—	(49,690)
Interest expense	—	(1,412)	—	(1,412)
Forgiveness of note payable and accrued interest	—	607	—	607
Interest and other income	184	7	—	191
Consolidated net loss	(29,010)	(21,295)	—	(50,305)
Total assets	156,893	43,092	(100,578)	99,407
Finance lease ROU assets	—	74	—	74
Operating lease ROU assets	3,068	1,952	—	5,020
Fixed assets, net of accumulated depreciation	1,373	35,288	—	36,661
Intangible assets, net of accumulated amortization	4,851	—	—	4,851
Amortization of ROU assets	—	599	—	599
Depreciation expense	—	2,275	—	2,275
Amortization of intangible assets	401	—	—	401

	Biopharmaceuticals	Bioprocessing
Year Ended June 30, 2021 (in thousands)	iBio, Inc.	iBio CDMO	Eliminations	Total

Revenues - external customers	$1,098	$1,274	$—	$2,371
Revenues - intersegment	1,017	1,307	(2,324)	—
Cost of goods sold	425	1,037	—	1,462
Gross profit	1,690	1,543	(2,324)	909
Research and development	2,960	8,370	(1,341)	9,989
General and administrative	13,429	9,585	(983)	22,031
Operating loss	(14,699)	(16,412)	—	(31,111)
Interest expense	—	(2,454)	—	(2,454)
Settlement income	10,200	—	—	10,200
Interest and royalty income	151	1	—	152
Consolidated net loss	(4,349)	(18,864)	—	(23,213)
Total assets	175,272	35,721	(64,025)	146,968
Finance lease ROU assets	—	26,111	—	26,111
Fixed assets, net of accumulated depreciation	—	8,628	—	8,628
Intangible assets, net of accumulated amortization	952	—	—	952
Amortization of finance lease ROU assets	—	1,651	—	1,651
Depreciation expense	—	472	—	472
Amortization of intangible assets	291	—	—	291

26.    Subsequent Events

Exploration of Opportunities and Restructuring

On September 21, 2022, the Company announced that in an effort to focus its resources on the promising new discovery platform and entering the clinic with its lead compounds, iBio has initiated a review of opportunities to accelerate its transformation while extending its cash runway. These include asset sales or licenses, partnerships, portfolio decisions, cost reductions, and non-dilutive efforts to raise additional capital with the goal to extend its cash runway and to focus its resources on its immune-oncology pipeline and AI-driven discovery platform.

No timetable has been established for the completion of these efforts, and the Company does not expect to disclose developments unless and until there is material information to share or the Board of Directors has concluded that disclosure is appropriate or required.

On September 16, 2022, we entered into an asset purchase agreement with RubrYc Therapeutics, Inc. (“RubrYc”) described in more detail below:

The Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with RubrYc pursuant to which it acquired substantially all of RubrYc’s assets in consideration of the issuance of 102,354 shares of the Company’s common stock valued at approximately $1,000,000 (the “Closing Shares”) and potential additional payments of up to $5,000,000 upon the achievement of specified developmental milestones on or before the fifth anniversary of the closing date, payable in cash or shares of the Company’s stock, at the Company’s option. The assets acquired include an AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, and three immuno-oncology candidates plus a partnership-ready PD-1 agonist. The Purchase Agreement contains representations, warranties and covenants of RubrYc Therapeutics and the Company.  The acquisition closed on September 19, 2022 after receipt of approval of the NYSE American.

On September 19, 2022, we entered into a termination agreement with RubrYc described in more detail below:

In connection with the closing of the Purchase Agreement, on September 19, 2022, the Company and RubrYc agreed to terminate the Collaboration, Option and License Agreement, dated August 23, 2021, by and between the Company and RubrYc and the Collaboration and License Agreement, dated August 23, 2021, by and between the Company and RubrYc.

Issuances of stock options during Fiscal 2023 were as follows:

In Fiscal 2023, the Company granted stock option agreements to certain officers and employees to purchase an aggregate of 303,868 shares of Common Stock at exercise prices ranging between $6.75 and $9.50 per share. The options vest over a period of three years and expire on the tenth anniversary of the grant date.

Issuances of RSUs during Fiscal 2023 were as follows:

In Fiscal 2023, the Company issued RSUs to acquire 6,954 shares of common stock to various employees at a market value of $7.00 per share.  The RSU’s vest over a four-year period. The grant-date fair value of the RSUs totaled approximately $49,000.

Vesting of RSUs during Fiscal 2023 were as follows:

On August 23, 2022, RSUs for 1,057 shares of Common Stock were vested.

At-the market Facility Use

●	Between July 25, 2022, and August 17, 2022, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 175,973 shares of Common Stock. We received net proceeds of approximately $1.2 million (see Note 17 Stockholders’ Equity for more detail).

Amendment to the Credit Agreement with Woodforest National Bank.

On October 11, 2022, we and Woodforest amended the Credit Agreement to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days  upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them (see Item 3 – Legal Proceedings for more information), (iii) include principal payments of $250,000 per month in debt amortization for a 6 month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast (vi) reduce the liquidity covenant in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5.0 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ending June 30, 2022, such that the filing is acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment. If we fail to successfully extend our cash runway via strategic options or other alternatives as described we would be in violation of the liquidity covenant on December 31, 2022.