Form 10-Q
period 2022-09-30
iBio, Inc.
filed 2022-11-14
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of November 7, 2022: 8,988,782.

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	September 30,	June 30,
	2022	2022
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$9,887	$22,676
Investments in debt securities	7,599	10,845
Accounts receivable - trade	1,055	1,000
Settlement receivable - current portion	5,100	5,100
Prepaid expenses and other current assets	1,146	1,549
Current assets held for sale	38,778	3,900
Total Current Assets	63,565	45,070

Restricted cash	5,996	5,996
Noncurrent assets held for sale	—	37,314
Convertible promissory note receivable and accrued interest	1,650	1,631
Finance lease right-of-use assets, net of accumulated amortization	875	—
Operating lease right-of-use asset	2,928	3,068
Fixed assets, net of accumulated depreciation	3,464	1,373
Intangible assets, net of accumulated amortization	6,013	4,851
Prepaid expenses - noncurrent	44	74
Security deposits	29	29
Total Assets	$84,564	$99,406

Liabilities and Equity
Current liabilities:
Accounts payable	$4,807	$4,264
Accrued expenses	2,595	3,764
Finance lease obligations - current portion	303	—
Operating lease obligation - current portion	183	91
Current liabilities related to assets held for sale	1,949	56
Term note payable - net of deferred financing costs	22,201	22,161
Contract liabilities	161	100
Total Current Liabilities	32,199	30,436

Finance lease obligations - net of current portion	576	—
Operating lease obligation - net of current portion	3,421	3,514
Noncurrent liabilities related to assets held for sale	—	1,971

Total Liabilities	36,196	35,921

Equity
iBio, Inc. Stockholders’ Equity:
Series 2022 Convertible Preferred Stock – $0.001 par value; 1,000,000 shares authorized; 0 and 1,000 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	—	—
Common stock - $0.001 par value; 275,000,000 shares authorized at September 30, 2022 and June 30, 2022; 9,006,582 and 8,727,158 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	9	9
Additional paid-in capital	290,642	287,619
Accumulated other comprehensive loss	(223)	(213)
Accumulated deficit	(242,060)	(223,930)
Total iBio, Inc. Stockholders’ Equity	48,368	63,485
Total Liabilities and Equity	$84,564	$99,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in Thousands, except per share amounts)

	Three Months Ended
	September 30,
	2022	2021

Revenues	$—	$84

Operating expenses:
Research and development	2,548	1,134
General and administrative (related party of $0 and $189)	5,088	4,175
Total operating expenses	7,636	5,309

Operating loss	(7,636)	(5,225)

Other income:
Interest income	99	36

Consolidated net loss from continuing operations	(7,537)	(5,189)
Net loss attributable to noncontrolling interest	—	1
Net loss attributable to iBio, Inc. from continuing operations	(7,537)	(5,188)

Preferred stock dividends - iBio CDMO Tracking Stock	—	(66)
Net loss available to iBio, Inc. stockholders from continuing operations	(7,537)	(5,254)

Loss from discontinued operations	(10,593)	(3,751)

Net loss available to iBio, Inc. stockholders	$(18,130)	$(9,005)

Comprehensive loss:
Consolidated net loss	$(18,130)	$(8,940)
Other comprehensive loss - unrealized loss on debt securities	(10)	(1)

Comprehensive loss	$(18,140)	$(8,941)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - continuing operations	$(0.85)	$(0.60)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - discontinued operations	$(1.20)	$(0.43)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - total	$(2.05)	$(1.03)

Weighted-average common shares outstanding - basic and diluted	8,842	8,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited; in thousands)

Three Months Ended September 30, 2022

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of July 1, 2022	1	$—	8,727	$9	$287,619	$(213)	$(223,930)	$63,485

Capital raise	—	—	176	—	1,151	—	—	1,151
Conversion of preferred stock to common stock	(1)	—	—	—	—	—	—	—
Common stock issued - RubrYc transaction	—	—	102	—	650	—	—	650
Vesting of RSUs	—	—	1	—	—	—	—	—
Share-based compensation	—	—	—	—	1,222	—	—	1,222
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(18,130)	(18,130)

Balance as of September 30, 2022	—	$—	9,006	$9	$290,642	$(223)	$(242,060)	$48,368

Three Months Ended September 30, 2021

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2021	—	$—	8,715	$9	$282,266	$(63)	$(173,627)	$(17)	$108,568

Exercise of stock options	—	—	3	—	77	—	—	—	77
Share-based compensation	—	—	—	—	821	—	—	—	821
Unrealized loss on debt securities	—	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(8,939)	(1)	(8,940)

Balance as of September 30, 2021	—	$—	8,718	$9	$283,164	$(64)	$(182,566)	$(18)	$100,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Three Months Ended
	September 30,
	2022	2021

Cash flows from operating activities:
Consolidated net loss	$(18,130)	$(8,940)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	1,222	821
Amortization of intangible assets	67	88
Amortization of finance lease right-of-use assets	13	416
Amortization of operating lease right-of-use assets	143	—
Depreciation of fixed assets	271	306
Accrued interest receivable on convertible promissory note receivable	(19)	(19)
Amortization of premiums on debt securities	36	102
Amortization of deferred financing costs	40	—
Inventory reserve	4,100	—
Forgiveness of note payable and accrued interest - SBA loan	—	(607)
Settlement of revenue contract	—	(84)
Changes in operating assets and liabilities:
Accounts receivable – trade	(54)	(93)
Inventory	(1,137)	(560)
Prepaid expenses and other current assets	403	325
Prepaid expenses - noncurrent	30	(912)
Accounts payable	166	79
Accrued expenses	(1,168)	(269)
Operating lease obligations	(3)	—
Contract liabilities	61	—
Net cash used in operating activities	(13,959)	(9,347)

Cash flows from investing activities:
Purchases of debt securities	—	(2,386)
Redemption of debt securities	3,200	2,400
Purchase of equity security	—	(1,173)
Additions to intangible assets	—	(2,867)
Purchases of fixed assets	(2,479)	(1,123)
Payment for RubrYc asset acquisition	(692)	—

Net cash provided by (used in) investing activities	29	(5,149)

Cash flows from financing activities:
Proceeds from sales of common stock	1,151	—
Payment of finance lease obligation	(10)	(88)
Net cash provided by (used in) provided by financing activities	1,141	(88)

Net decrease in cash, cash equivalents and restricted cash	(12,789)	(14,584)
Cash, cash equivalents and restricted cash - beginning	28,672	77,404
Cash, cash equivalents and restricted cash - end	$15,883	$62,820

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Three Months Ended
	September 30,
	2022	2021
Schedule of non-cash activities:
Increase in operating lease ROU assets for new lease - net of lease incentive	$—	$3,487
Increase in operating lease obligation for new lease	$—	$3,603
Increase in finance lease ROU assets for new leases	$814	$—
Increase in finance lease obligation for new leases	$814	$—
Fixed assets included in accounts payable in prior period, paid in current period	$1,769	$383
Unpaid fixed assets included in accounts payable	$2,143	$750
Unpaid portion of RubrYc transaction	$—	$2,500
Unrealized loss on available-for-sale debt securities	$10	$1
Lease incentive for construction in progress	$—	$82
Settlement of revenue contract	$—	$580
RubrYc asset acquisition by issuance of common stock	$650	$—
Proceeds from options exercised included in prepaid expenses and OCA	$—	$77

Supplemental cash flow information:
Cash paid during the period for interest	$187	$610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Nature of Business

iBio, Inc. (“we”, “us”, “our”, “iBio”, “iBio, Inc” or the “Company”) is an Artificial Intelligence (“AI”)-driven innovator of precision antibody immunotherapies. The Company has a pipeline of innovative primarily immuno-oncology antibodies against hard-to-drug targets where we may face reduced competition and with antibodies that may be more selective. The Company plans to use its AI-driven discovery platform to continue adding antibodies against hard-to-drug targets or to work with partners on AI-driven drug development.

Therapeutics Pipeline

IBIO-101: an anti-CD25 molecule that works by depletion of immunosuppressive T-regulatory cells (Tregs) via antibody-dependent cellular cytotoxicity (“ADCC”), without disrupting activation of effector T-cells (Teffs) in the tumor microenvironment. IBIO-101 could potentially be used to treat solid tumors, hairy cell leukemia, relapsed multiple myeloma, lymphoma, or head and neck cancer.

EGFRvIII: binds a tumor-specific mutation of EGFR variant III with an afucosylated antibody for high ADCC. Because of its specificity binding to the tumor-specific mutation, it could potentially reduce toxicity and/or expand the therapeutic window compared to simple broad EGFR-targeted alternatives. . EGFRvIII is constantly “switched on” which can lead to the development of a range of different cancers. An EGFRvIII antibody could potentially be used to treat glioblastoma, head and neck cancer or non-small cell lung cancer.

CCR8: targets depletion of highly immunosuppressive CCR8+ Tregs in the tumor microenvironment via an ADCC mechanism with selective binding to CCR8 over its closely related cousin, CCR4, to avoid off-target effects. A CCR8 program could potentially be broadly applicable in solid tumors and/or as a prospective combination therapy.

PD-1 Agonist: Selectively binds PD-1 to suppress auto-reactive T-cells without PD-L1/PD-L2 blocking. A PD-1 agonist could potentially be used to treat inflammatory bowel disease, systemic lupus erythematosus, multiple sclerosis or other inflammatory diseases.

In addition to the programs described above, the Company also has six additional early discovery programs that have the potential to advance into later stages of preclinical development and are designed to tackle hard-to-drug targets.

IBIO-100 and Endostatin E4

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

As part of the Company’s review of potential options, the Company intends to continue to review the data from its research and development efforts and determine how to proceed with the development of IBIO-100 in Fibrosis.

To align with the Company’s focus on the immuno-oncology pipeline, the Company also intends to continue to pursue the E4 endostatin peptide, from which IBIO-100 is derived, as an oncology target in collaboration with University of Texas Southwestern.

AI Drug Discovery Platform

In September 2022, iBio purchased substantially all of the assets of RubrYc Therapeutics (for a complete description of the transaction please see Note 6 – Significant Transactions). The AI Drug Discovery platform technology is designed to be used to discover antibodies that bind to hard-to-target subdominant and conformational epitopes for further development within our existing portfolio or in partnership with outside entities. The RubrYc AI platform is built upon 3 key technologies.

1.	Epitope Targeting Engine: A proprietary machine-learning platform that combines computational biology and 3D-modeling to identify molecules that mimic hard-to-target binding sites on target proteins, specifically, subdominant and conformational epitopes. The creation of these small mimics enables the engineering of therapeutic antibody candidates that can selectively bind immune and cancer cells better than ”trial and error” antibody engineering and screening methods that are traditionally focused on dominant epitopes.
2.	RubrYcHuTM Library: An AI-generated human antibody library free of significant sequence liabilities that provides a unique pool of antibodies to screen. The combination of the Epitope Targeting Engine and screening with the RubrYcHu Library has been shown to reduce the discovery time from ideation to in vivo proof-of-concept (PoC) by up to 4 months. This has the potential to enable more, and better, therapeutic candidates to reach the clinic, faster.
3.	StableHuTM Library: An AI-powered sequence optimization library used to improve antibody performance. Once an antibody has been advanced to the lead optimization stage, StableHu allows precise and rapid optimization of the antibody binding regions to rapidly move a candidate molecule into the IND-enabling stage.

2.   Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, filed with the SEC on October 11, 2022 (the “Annual Report”), from which the accompanying condensed consolidated balance sheet dated June 30, 2022 was derived.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation. Non-controlling interest in the consolidated financial statements represented the share of the loss in iBio CDMO, LLC (“iBio CDMO”) for an affiliate of Eastern Capital Limited (“Eastern Capital”) through November 1, 2021, the date the Company acquired the remaining interest in iBio CDMO.  See Note 6 – Significant Transactions.

Going Concern

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company's ability to continue as a going concern. In an effort to remain a going concern and increase cash reserves, the Company recently announced it was selling its CDMO business and facility, reducing its work force by approximately 60% (a reduction of approximately 69 positions), and ceasing operations of its CDMO thereby reducing annual spending by approximately 50%. (See Note 3 – Discontinued Operations for more information.) Potential options being considered to further increase liquidity include lowering the Company’s expenses further, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from capital markets, grant revenue or collaborations, or a combination thereof. During the first quarter of fiscal year 2023, the Company completed at-the-market (“ATM”) offerings and raised $1.1M selling approximately 176,000 shares of common stock. (See Note 16 – Stockholder’s Equity for more information.)

The Company’s cash, cash equivalents, restricted cash and investments in debt securities of $23.5 million as of September 30, 2022, is not anticipated to be sufficient to support operations beyond Q3 of Fiscal 2023 unless the Company reduces its burn rate further or increases its capital as described above. Regardless of whether the Company is able to reduce its burn rate or sell or out-license certain assets or parts of the business, the Company will need to raise additional capital in order to fully execute its longer-term business plan. It is the Company’s goal to implement one or more potential options described above to allow the Company to have a cash runway for at least 12 months from the date of the filing of this Quarterly Report on Form 10-Q. However, there can be no assurance that the Company will be successful in implementing any of the options that we are evaluating.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Reverse Stock Split

On September 22, 2022, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-twenty five (1:25) shares of the Company's Common Stock (the “Reverse Split”). The Reverse Split was effective as of October 7, 2022. All share and per share amounts of our common stock presented have been retroactively adjusted to reflect the Reverse Split. See Note 16 – Stockholders’ Equity for more information.

3.   Discontinued Operations

In November 2022, the Company announced it is seeking to divest its contract development and manufacturing organization (iBio CDMO, LLC) in order to complete its transformation into an antibody discovery and development company. In conjunction with the divestment, the Company commenced a workforce reduction of approximately 60% of the current Company staffing levels (a reduction of approximately 69 positions). The Company expects to substantially complete the employee reduction by January 2, 2023. The Company expects it may be able to complete a transaction for the sale of its contract development and manufacturing organization in calendar 2023, although there is no assurance as to when, or for how much, the Company may be able to sell the iBio CDMO, LLC organization, including the 130,000-square-foot cGMP facility location in Bryan, Texas.  The Company expects to incur pre-tax charges of approximately $1.7 million for the employee reduction, most of which is expected to be incurred in the second and third quarter of fiscal year 2023. These charges will be substantially settled in cash and almost entirely consist of severance obligations, continuation of salaries and benefits over a 60-day transitional period during which impacted employees remain employed but are not expected to provide active service, and other customary employee benefit payments in connection with an employee reduction. The transition to a focused AI-Biotech business is expected to reduce the Company’s monthly burn rate by approximately half, with an approximate range of $2.5-3.0 million per month. The Company recorded a charge in discontinued operations for $4.1 million for the three months ended September 30, 2022, due to inventory write offs resulting from the winding down of the CDMO business and depending upon the sale price of the facility, the Company may have to incur additional write offs.

As such, the results of iBio CDMO's operations are reported as discontinued operations for the three months ended September 30, 2022. The Company has retrospectively recast its consolidated statement of operations for the three months ended September 30, 2021 presented. In addition, those assets and liabilities associated with the discontinued operations of the CDMO that the Company intends to sell have been classified as “held for sale” as of September 30, 2022.  The Company has retrospectively recast its consolidated balance sheet as of June 30, 2022 for assets and liabilities held for sale.  The Company has chosen not to segregate the cash flows of iBio CDMO in the consolidated statement of cash flows.  Supplemental disclosures related to discontinued operations for the statements of cash flows has been provided below. Unless noted otherwise, discussion in the Notes to the Condensed Consolidated Financial Statements refers to the Company's continuing operations.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the loss from discontinued operations presented separately in the consolidated statements of operations (in thousands):

	September 30,	September 30,
	2022	2021
Revenues	$56	$127
Cost of goods sold	5	40
Gross profit	51	87
Operating expenses:
Research and development	3,062	1,378
General and administrative	7,355	2,458
Total operating expenses	10,417	3,836

Other income (expenses):
Interest expense - term note payable	(226)	—
Interest expense - related party	—	(608)
Forgiveness of note payable and accrued interest - SBA loan	—	607
Other	(1)	(1)
Total other expenses	(227)	(2)

Loss from discontinued operation	$(10,593)	$(3,751)

The following table presents net carrying values related to the major classes of assets that were classified as held for sale at September 30, 2022 and June 30, 2022 (in thousands):

	September 30,	June 30
	2022	2022
Current assets:
Inventory	$937	$3,900
Operating lease right-of-use assets	1,949	—
Property and equipment, net	35,892	—
Total current assets	$38,778	$3,900

Other assets:
Property and equipment, net	$—	$35,289
Operating lease right-of-use assets	—	1,951
Total other assets	$—	$37,240

Current liabilities:
Operating lease obligation	$1,949	$10

Long-term liabilities:
Operating lease obligation	$—	$1,941

The following table presents the supplemental disclosures related to discontinued operations for the statements of cash flows (in thousands):

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
Depreciation expense	$271	$306
Amortization of finance lease ROU assets	13	416
Purchase of fixed assets	875	1,082
Investing noncash transactions:
Fixed assets included in accounts payable in prior period, paid in current period	1,542	383
Unpaid fixed assets included in accounts payable	229	750

4.   Summary of Significant Accounting Policies

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on its estimate of uncollectible amounts considering age, collection history, and other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At September 30, 2022 and June 30, 2022, the Company determined that an allowance for doubtful accounts was not needed.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At September 30, 2022 and June 30, 2022, the Company had no contract loss provisions.

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

For the three months ended September 30, 2021, revenue was from the settlement of a revenue contract.

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

Contract assets consist primarily of the cost of project contract work performed by third parties for which the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both September 30, 2022 and June 30, 2022, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At September 30, 2022 and June 30, 2022, contract liabilities were $161,000 and $100,000 respectively. The Company recognized revenue of $56,000 during the three months ended September 30, 2022 that was included in the contract liabilities balance as of June 30, 2022 and was reported in discontinued operations.   The Company recognized revenue of $84,000 during the three months ended September 30, 2021 that was included in the contract liabilities balance as of June 30, 2021 and reported as part of continuing operations.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 2022 and June 30, 2022 consisted of money market accounts. Restricted cash consisted of collateral held for letters of credit obtained to the term note payable for the purchase of the 130,000 square foot cGMP manufacturing facility in Bryan, Texas located at 8800 HSC Parkway, Bryan, Texas 77807 (the “Facility”) (see Note 6 – Significant Transactions) and the San Diego operating lease (see Note 15 – Operating Lease Obligations) and a Company purchasing card. The Company’s bank required an additional 5% collateral held above the actual letters of credit issued. Restricted cash was approximately $6 million at both September 30, 2022 and June 30, 2022. On October 11, 2022, the Company, as part of the First Amendment to the Credit Agreement with Woodforest, paid down $5.5M of the term loan and subsequently Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment. The change in restricted cash will be reflected in second quarter of fiscal year 2023 financials.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	September 30,	June 30,
	2022	2021
Cash and equivalents	$9,887	$22,676
Collateral held for letter of credit - term note payable	5,743	5,743
Collateral held for letter of credit - San Diego lease	198	198
Collateral held for Company purchasing card	55	55
Total cash, cash equivalents and restricted cash	$15,883	$28,672

Investments in Debt Securities

Debt investments are classified as available-for-sale. Changes in fair value are recorded in other comprehensive income (loss). Fair value is calculated based on publicly available market information. Discounts and/or premiums paid when the debt securities are acquired are amortized to interest income over the terms of the debt securities. See Note 8 – Investments in Debt Securities.

Inventory

Inventory is stated at the lower of cost or net realizable value on the first-in, first-out basis.  Inventory held is related to the CDMO business and has been classified as held for sale.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the three month periods ending September 30, 2022 and 2021 research and development expense was reported in both continuing and discontinued operations.

Right-of-Use Assets

Assets held under the terms of finance (capital) leases are amortized on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under finance (capital) leases are shown within liabilities and are analyzed between amounts falling due within and after one year. See Note 9 - Finance Lease ROU Assets and Note 14 - Finance Lease Obligations for additional information.

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to 39 years.

Intangible Assets

The Company accounts for intangible assets at either their historical cost or allocated purchase price at asset acquisition and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over periods from 16 to 23 years. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets. There were no impairment charges for the three months ended September 30, 2022 and 2021.

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

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the insured amounts. The exposure to the Company is solely dependent upon daily balances and the strength of the financial institutions. The Company has not incurred any losses on these accounts. At September 30, 2022 and June 30, 2022, amounts in excess of insured limits were approximately $15,372,000 and $18,200,000, respectively.

Revenue

During the three months ended September 30, 2022, the Company reported no revenue from continuing operations and generated 100% of its revenue reported in discontinued operations from one customer.

During the three months ended September 30, 2021, the Company reported revenue from continuing operations from one customer related to the settlement of a revenue contract and generated 100% of revenue reported in discontinued operations from three customers, each of whom individually accounted for more than 10% of revenue.

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

5.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and term note payable in the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2022 and June 30, 2022 due to their short-term nature. The carrying value of the convertible promissory note receivable, the term note payable and finance lease obligation approximated fair value as of September 30, 2022 and June 30, 2022 as the interest rates related to the financial instruments approximated market value.

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

6. Significant Transactions

Affiliates of Eastern Capital Limited

On November 1, 2021, the Company and its subsidiary, iBio CDMO (“iBio CDMO”, and collectively with the Company, the “Purchaser”) entered into a series of agreements (the “Transaction”) with College Station Investors LLC (“College Station”), and Bryan Capital Investors LLC (“Bryan Capital” and, collectively with College Station, “Seller”), each affiliates of Eastern Capital Limited (“Eastern,” a former significant stockholder of the Company) described in more detail below whereby in exchange for a certain cash payment and a warrant the Company:

(i)	acquired both the Facility where iBio CDMO at that time and currently conducts business and also the rights as the tenant in the Facility’s ground lease;
(ii)	acquired all of the equity owned by one of the affiliates of Eastern in the Company and iBio CDMO; and
(iii)	otherwise terminated all agreements between the Company and the affiliates of Eastern.

The Facility is a life sciences building located on land owned by the Board of Regents of the Texas A&M University System (“Texas A&M”) and is designed and equipped for the manufacture of plant-made biopharmaceuticals. iBio CDMO had held a sublease for the Facility through 2050, subject to extension until 2060 (the “Sublease”) until the purchase of the Facility described below.

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

As discussed above, iBio CDMO is being accounted for as a discontinued operation.  As such, the assets acquired and/or leased are now classified as assets held for sale on the September 30, 2022 and June 30, 2022 condensed consolidated balance sheets.

The Equity Purchase Agreement

The Company also entered into an Equity Purchase Agreement with Bryan Capital on November 1, 2021 (the “Equity Purchase Agreement”) pursuant to which the Company acquired for $50,000 cash, plus the Warrant, the one (1) share of iBio CMO Preferred Tracking Stock and the 0.01% interest in iBio CDMO owned by Bryan Capital. As a result, iBio CDMO is now a wholly-owned subsidiary of the Company.

The Credit Agreement

In connection with the Purchase and Sale Agreement, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan is evidenced by a Term Note (the “Term Note”). The Term Loan was advanced in full on the closing date. The Term Loan bears interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest is payable monthly beginning November 5, 2021. Principal on the Term Loan was originally payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provides that it may be prepaid by iBio CDMO at any time and provides for mandatory prepayment upon certain circumstances.

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders and certain change of control events. The covenants include a prohibition on the incurrence of Debt (as defined in the Credit Agreement) except permitted Debt (as defined in the Credit Agreement) and Liens (as defined in the Credit Agreement) and termination of the Ground Lease Agreement. In addition, the Company initially was required to maintain unrestricted cash of no less than $10,000,000 which amount has been reduced (see below).

The Company opened an irrevocable letter of credit in the amount of approximately $5,469,000 in favor of Woodforest.  The letter of credit was scheduled to expire on October 29, 2022, but was cancelled (see below).

The proceeds of the Term Loan were used (a) to fund a portion of the purchase price under the Purchase Agreement, and (b) to pay closing costs in connection with the Credit Agreement. The term loan is secured by (a) a leasehold deed of trust on the Facility, (b) a letter of credit issued by JPMorgan Chase Bank, and (c) a first lien on all assets of iBio CDMO including the Facility.

On October 11, 2022, we and Woodforest amended the Credit Agreement to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days  upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them (see Note 19 – Fraunhofer Settlement for more information), (iii) include principal payments of $250,000 per month in debt amortization for a 6 month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast (vi) reduce the liquidity covenant in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5.0 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ended June 30, 2022, such that the filing is acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment. If we fail to successfully extend our cash runway via strategic options or other alternatives as described, we would be in violation of the liquidity covenant on December 31, 2022.

As a result of the foregoing, at both September 30, 2022 and June 30, 2022, the Term Loan has been classified as short term. At September 30, 2022, the balance was $22,201,000 which consisted of the Term note of $22,375,000, net of approximately $174,000 of deferred finance costs.   At June 30, 2022, the balance was $22,161,000 which consisted of the Term Note of $22,375,000, net of approximately $214,000 of deferred finance costs. Interest expense incurred under the Credit Agreement for the three months ended September 30, 2022 amounted to $186,000. Amortization of deferred finance costs amounted to $40,000 for the three months ended September 30, 2022 and is included in interest expense.  Both interest expense amounts are classified under loss from discontinued operations.

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

The Company and iBio CDMO also entered into an Environmental Indemnity Agreement in favor of Woodforest (the “Environmental Indemnity Agreement”).

The Warrant

As part of the consideration for the purchase and sale of the rights set forth above, the Company issued to Bryan Capital a Warrant to purchase 51,583 shares of the Common Stock at an exercise price of $33.25 per share. The Warrant expires October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits. Of the shares issued under the Warrant, 11,583, which were originally valued at $217,255, reflected the final payment of rent due under the Sublease. The Warrant, as shown on the condensed consolidated statements of equity, was recorded in additional paid in capital with the corresponding activity included in the basis of the purchase price allocation of the property acquired.  See Note 16 – Stockholders’ Equity for additional information.

RubrYc

On August 23, 2021, the Company entered into a series of agreements with RubrYc Therapeutics, Inc. (“RubrYc”) described in more detail below:

Collaboration and License Agreement

The Company entered into a collaboration and licensing agreement (the “RTX-003 License Agreement”) with RubrYc to further develop RubrYc’s immune-oncology antibodies in its RTX-003 campaign.  Under the terms of the agreement, the Company is solely responsible for worldwide research and development activities for development of the RTX-003 antibodies for use in pharmaceutical products in all fields.  RubrYc was also entitled to receive royalties in the mid-single digits on net sales of RTX-003 antibodies, subject to adjustment under certain circumstances. The RTX-003 License Agreement was terminated when the Company acquired substantially all of the assets of RubrYc in September 2022.

Collaboration, Option and License Agreement

The Company entered into an agreement with RubrYc (the “Collaboration, Option and License Agreement”) to collaborate for up to five years to discover and develop novel antibody therapeutics using RubrYc’s artificial intelligence discovery platform. The Company agreed to pay RubrYc for each Selected Compound as it achieves various milestones in addition to royalties if the Selected Compounds are commercialized.  RubrYc was also entitled to receive tiered royalties ranging from low- to mid-single digits on net sales of Collaboration Products, subject to adjustment under certain circumstances. Royalties are payable on a country-by-country and collaboration product-by-collaboration product basis until the latest to occur of: (i) the last-to-expire of specified patent rights in such country; (ii) expiration of marketing or regulatory exclusivity in such country; or (iii) ten (10) years after the first commercial sale of a product in such country, provided that no biosimilar product has been approved in such country.  The Collaboration, Option and License Agreement was mostly terminated when the Company acquired substantially all of the assets of RubrYc in September 2022.

Stock Purchase Agreement

In connection with the entry into the Collaboration Agreement and RTX-003 License Agreement, the Company also entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with RubrYc whereby the Company purchased a total of 2,864,345 shares of RubrYc’s Series A-2 preferred stock “Series A-2 Preferred”) for $7,500,000.

The Company accounted for the agreements as an asset purchase and allocated the purchase price of $7,500,000 as follows:

Preferred stock	$1,760,000
Intangible assets	4,300,000
Prepaid expenses	1,440,000
$7,500,000

RubrYc ceased its operations, and the Company recorded an impairment of the investment in the amount of $1,760,000 in 2022. The amount was recorded in the consolidated statement of operations and comprehensive loss under general and administrative expense. The Company also recorded an impairment of current and non-current prepaid expense of $288,000 and $864,000, respectively, in 2022. The amount was recorded in the consolidated statement of operations and comprehensive loss under research and development expense.

On September 16, 2022, the Company entered an Asset Purchase Agreement with RubrYc pursuant to which it acquired substantially all of the assets of RubrYc.  The Company issued 102,354 shares of the Company’s common stock with an approximate market value of $1,000,000 (the “Closing Shares”). Pursuant to the Asset Purchase Agreement, the shares are subject to an initial lockup period and the estimated fair value was calculated as $650,000. The Company also agreed to make potential additional payments of up to $5,000,000 upon the achievement of specified developmental milestones on or before the fifth anniversary of the closing date, payable in cash or shares of the Company’s common stock, at the Company’s option. In addition, the Company had advanced RubrYc $484,000 to support their operation costs during the negotiation period and incurred transaction costs totaling $208,000, which were also capitalized as part of the assets acquired.  The assets acquired include an AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to CCR8, EGFRvIII, and two additional immuno-oncology candidates plus a partnership-ready PD-1 agonist. The Purchase Agreement contained representations, warranties and covenants of RubrYc and the Company.  The acquisition closed on September 19, 2022 after receipt of approval of the NYSE American.

The Company accounted for the agreements as an asset purchase and allocated the purchase price of approximately $1,342,000 as follows:

Intangible assets	$1,228,000
Fixed assets	114,000
$1,342,000

In addition, the Company assumed three equipment leases that were accounted for as finance leases totaling approximately $814,000.  See Note 9 – Finance Lease ROU Assets and Note 14 – Finance Lease Obligations.

7.   Convertible Promissory Note Receivable

On October 1, 2020, the Company entered into a master services agreement with Safi Biosolutions, Inc. (“Safi”). In addition, the Company invested $1.5 million in Safi in the form of a convertible promissory note (the "Note"). The Note bears interest at the rate of 5% per annum and is convertible into shares of Safi’s common stock (as defined). Principal and accrued interest mature on October 1, 2023.  For both of the three months ended September 30, 2022 and 2021, interest income amounted to $19,000. As of September 30, 2022 and June 30, 2022, the Note balance and accrued interest totaled $1,650,000 and $1,631,000, respectively.

8.   Investments in Debt and Equity Securities

Debt Securities

Investments in debt securities consist of AA and A rated corporate bonds bearing interest at rates from 0.25% to 3.5% with maturities from December 2022 to February 2024. The components of investments in debt securities are as follows (in thousands):

	September 30,	June 30,
	2022	2022
Adjusted cost	$7,793	$11,029
Gross unrealized losses	(194)	(184)
Fair value	$7,599	$10,845

The fair value of available-for-sale debt securities, by contractual maturity, was as follows (in thousands):

	September 30,	June 30
Fiscal period ending:	2022	2021
2023	$5,341	$8,054
2024	2,258	2,791
	$7,599	$10,845

Amortization of premiums paid on the debt securities amounted to $36,000 and $102,000 for the three months ended September 30, 2022 and 2021, respectively.

9.   Finance Lease ROU Assets

As discussed above, the Company assumed three equipment leases as part of the RubrYc asset acquisition.  In addition, the Company also leases a mobile office trailer.

See Note 14 – Finance Lease Obligation for more details of the terms of the leases.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	September 30,	June 30,
	2022	2022
ROU - Equipment	$960	$146
Accumulated amortization	(85)	(72)
Net finance lease ROU	$875	$74

Amortization of finance lease ROU assets was approximately $13,000 and $12,000 for three months ended September 30, 2022 and 2021, respectively.

10.   Operating Lease ROU Assets

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California.  Based on the terms of the lease payments, the Company recorded an operating lease right-of-use asset of $3,603,000.  The net carrying amount of this ROU operating lease asset was $2,928,000 and $3,068,000 at September 30, 2022 and June 30, 2022, respectively.

Bryan, Texas

On November 1, 2021, as discussed above, iBio CDMO acquired the Facility and became the tenant under the ground lease for the Property upon which the Facility is located. Based on the terms of the lease payments, the Company recorded an operating lease right of use asset of $1,967,000. The net amount of this ROU operating lease asset is included in assets held for sale.

See Note 15 - Operating Lease Obligation for additional information.

11.   Fixed Assets

Substantially all of the fixed assets at September 30, 2022 are included in assets held for sale.  The depreciation expense for the three months ended September 30, 2022 and 2021 is classified as part of loss from discontinued operations.

Fixed assets at September 30, 2022 and June 30, 2022 reported in continuing operations represents the construction in progress for the new San Diego research facility.  These assets were placed into service on October 1, 2022.

12.   Intangible Assets

The Company has two categories of intangible assets – intellectual property and patents. Intellectual property consists of all technology, know-how, data, and protocols for producing targeted proteins in plants and related to any products and product formulations for pharmaceutical uses and for other applications. Intellectual property includes, but is not limited to, certain technology for the development and manufacture of novel vaccines and therapeutics for humans and certain veterinary applications acquired in December 2003 from Fraunhofer USA Inc., acting through its Center for Molecular Biotechnology (“Fraunhofer”), pursuant to a Technology Transfer Agreement, as amended (the “TTA”). The Company designates such technology further developed and acquired from Fraunhofer as iBioLaunchTM or LicKMTM or FastPharming Technology. The value on the Company’s books attributed to patents owned or controlled by the Company is based only on payments for services and fees related to the protection of the Company’s patent portfolio. The intellectual property also includes certain trademarks.

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

On September 16, 2022, the Company entered an Asset Purchase Agreement with RubrYc described in more detail above (see Note 6 – Significant Transactions) pursuant to which it acquired substantially all of the assets of RubrYc.  The assets acquired include an AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to CCR8, EGFRvIII, and two additional immuno-oncology candidates, plus a partnership-ready PD-1 agonist.

In January 2014, the Company entered into a license agreement with the University of Pittsburgh whereby iBio acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology") which license agreement was amended in August 2016 and again in December 2020 and February 2022. The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing an Investigational New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially was required to be met by December 1, 2015, and on November 2, 2020, was extended to be required to be met by December 31, 2021 and on February 8, 2022 was further extended to December 31, 2023. In addition, the amounts of the annual license maintenance fee and payment upon completion of various regulatory milestones were amended.

The Company accounts for intangible assets at their historical cost and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over periods from 16 to 23 years unless they were determined to have indefinite lives. The Company reviews the carrying value of its intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. Evaluating for impairment requires judgment, and recoverability is assessed by comparing the projected undiscounted net cash flows of the assets over the remaining useful life to the carrying amount. Impairments, if any, are based on the excess of the carrying amount over the fair value of the assets.

There were no impairments for the three months ended September 30, 2022 and 2021.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	September 30,	June 30,
	2022	2022
Intellectual property – gross carrying value	$3,500	$3,100
Patents and licenses – gross carrying value	2,720	2,846
	6,220	5,946
Intellectual property – accumulated amortization	(2,905)	(2,867)
Patents and licenses – accumulated amortization	(2,305)	(2,403)
	(5,210)	(5,270)
Total definite lived intangible assets, net of accumulated amortization	1,010	676

License - indefinite lived	5,003	4,175

Total net intangible assets	$6,013	$4,851

Amortization expense of intangible assets was approximately $67,000 and $88,000 for the three months ended September 30, 2022 and 2021, respectively.

13.   Note Payable – PPP Loan

On April 16, 2020, the Company received $600,000 related to its filing under the Paycheck Protection Program and Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The Company elected to treat the SBA Loans as debt under ASC 470, “Debt”.

On July 21, 2021, iBio was granted forgiveness in repaying the loan.  In accordance with ASC 405-20-40, “Liabilities - Extinguishments of Liabilities – Derecognition”, the Company derecognized the liability and accrued interest of approximately $7,000 in the first quarter of Fiscal 2022.  The forgiveness is included in loss from discontinued operations (see Note 3 – Discontinued Operations).

14.   Finance Lease Obligation

Sublease

As discussed above, until November 1, 2021, iBio CDMO leased the Facility as well as certain equipment from College Station under the Sublease.

The Sublease was terminated on November 1, 2021, when iBio CDMO acquired the Facility and became the tenant under the ground lease for the property upon which the Facility is located.  See Note 15 – Operating Lease Obligations for additional information related to the ground lease.

General and administrative expenses related to College Station, including rent related to the increases in CPI and real estate taxes, were approximately $189,000 for the three months ended September 30, 2021. Interest expense related to College Station was approximately $608,000 for the three months ended September 30, 2021. Such expenses were classified as part of loss from discontinued operations.

Equipment

As discussed above, the Company assumed three equipment leases that were accounted for as finance leases totaling $813,822 as part of the RubrYc Asset Purchase Agreement.  The monthly rental for the three leases is approximately $14,000 per month and all three expire on August 1, 2025.

Mobile Office Trailer

Commencing April 1, 2021, the Company is leasing a mobile office trailer at a monthly rental of $3,819 through March 31, 2024.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands).

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
Finance lease cost:
Amortization of ROU assets	$13	$12
Interest on lease liabilities	1	2
Total lease cost	$14	$14

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance lease	$—	$—
Financing cash flows from finance lease obligations	$10	$10

	September 30,		June 30,
	2022		2022
Finance lease ROU assets	$875		$74
Finance lease obligation - current portion	$303		$46
Finance lease obligation - noncurrent portion	$576		$30
Weighted average remaining lease term - finance lease	2.74	years	1.76	years
Weighted average discount rate - finance lease obligation	9.26%		6.250%

Future minimum payments under the finance lease obligation are due as follows (in thousands):

Fiscal period ending on September 30:	Principal	Interest	Total
2023	$303	$66	$369
2024	297	41	338
2025	279	14	293

Total minimum lease payments	879	$121	$1,000
Less: current portion	(303)
Long-term portion of minimum lease obligations	$576

15.   Operating Lease Obligation

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

As discussed above, the lease provides for scheduled increases in base rent and scheduled rent abatements.  Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess (formerly classified as deferred rent) is shown as a reduction of the operating lease ROU asset in the accompanying balance sheet.  As the Company has already started making improvements to the facility, the rent expense will be recognized.

The following tables present the components of lease expense and supplemental balance sheet information related to the operating lease obligation (in thousands).

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
Operating lease cost:	$141	$35
Total lease cost	$141	$35

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$141	$35
Operating cash flows from operating lease obligation	$3	$—

Future minimum payments under the operating lease obligation are due as follows (in thousands):

Fiscal period ending on September 30:	Principal	Imputed Interest	Total
2023	$183	$281	$464
2024	400	235	635
2025	449	204	653
2026	504	170	674
2027	562	132	694
Thereafter	1,506	132	1,638

Total minimum lease payments	3,604	$1,154	$4,758
Less: current portion	(183)
Long-term portion of minimum lease obligation	$3,421

16.   Stockholders’ Equity

Preferred Stock

The Company’s Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

Series 2022 Convertible Preferred Stock (“Series 2022 Preferred”)

On May 9, 2022, the Board of Directors of the Company created the Series 2022 Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock.  Each share of Series 2022 Preferred was convertible at a ratio of one-for-one (1:1) shares of the Company's Common Stock on a pre-split basis.

The Company issued 1,000 shares of Series 2022 Preferred and received proceeds of $270.  Pursuant to the terms of the preferred stock, the Company’s Board of Directors converted the Preferred Stock to 40 shares of Common Stock on July 19, 2022 on a post-split basis.

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

Common Stock

The number of authorized shares of the Company’s common stock is 275 million. In addition, the Company has reserved 1,280,000 shares of Common Stock for issuance pursuant to the grant of new awards under the Company’s 2020 Omnibus Incentive Plan (the “2020 Plan”).

Reverse Stock Split

On June 30, 2022, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio of one-for-twenty five (1:25). On September 22, 2022, the Company's Board of Directors approved the implementation of the reverse stock split of the Company's Common Stock. As a result of the reverse stock split, every twenty five (25) shares of the Company's Common Stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Company's common stock. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. On October 7, 2022, the Company filed a Certificate of Amendment of its Certificate of Incorporation, as amended with the Secretary of State of Delaware effecting a one-for-twenty five (1:25) reverse stock split of the shares of the Company’s common stock, either issued or outstanding, effective October 7, 2022. The Company’s Common Stock began trading on a reverse split adjusted basis when the market opened Monday, October 10, 2022.

Recent issuances of Common Stock include the following:

Cantor Fitzgerald Underwriting

On November 25, 2020, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of common stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent.  Between July 25, 2022, and August 17, 2022, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 175,973 shares of Common Stock. The Company received net proceeds of approximately $1.2 million.

RubrYc Transaction

On September 19, 2022, iBio issued 102,354 shares valued at approximately $1,000,000 to RubrYc Therapeutics as part of the payment for purchasing the assets of RubrYc Therapeutics.

Vesting of Restricted Stock Units “RSUs”

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

17.   Earnings (Loss) Per Common Share

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

	Three Months Ended
	September 30,
	2022	2021
Basic and diluted numerator:

Net loss attributable to iBio, Inc. from continuing operations	$(7,537)	$(5,188)
Preferred stock dividends – iBio CMO Preferred Tracking Stock	—	(66)
Net loss available to iBio, Inc. stockholders from continuing operations	$(7,537)	$(5,254)

Net loss available to iBio, Inc. stockholders from discontinued operations	$(10,593)	$(3,751)

Net loss available to iBio, Inc. stockholders - total	$(18,130)	$(9,005)

Basic and diluted denominator:

Weighted-average common shares outstanding	8,842	8,715

Per share amount - continuing operations	$(0.85)	$(0.60)
Per share amount - discontinued operations	$(1.20)	$(0.43)
Per share amount - total	$(2.05)	$(1.03)

In Fiscal 2023 and Fiscal 2022, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of September 30, 2022 and 2021, shares issuable which could potentially dilute future earnings were as follows:

	September 30,
	2022	2021

	(in thousands)
Stock options	923	576
Warrant issued under the Transaction	51	—
Restricted stock units	27	31
Shares excluded from the calculation of diluted loss per share	1,001	607

18.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Research and development	$41	$14
General and administrative	1,085	706
Total	$1,126	$720

In addition, share-based compensation expense included in loss from discontinued operations totaled approximately $96,000 and $101,000 for the three months ended September 30, 2022 and 2021, respectively.

Stock Options

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

Stock options issued

During the first quarter of Fiscal 2023, the Company granted stock option agreements to various employees to purchase 303,869 shares of the Company's common stock at exercise prices between $6.75 and $9.50 per share. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Weighted average risk-free interest rate	3.21% - 3.61%
Dividend yield	0%
Volatility	115.52 - 116.93%
Expected term (in years)	7

RSUs

On August 29, 2022, the Company issued RSUs to acquire 6,954 shares of common stock to various employees at a market value of $7.06 per share.  The RSU’s vest over a four-year period. The grant-date fair value of the RSUs totaled approximately $49,000.

19.   Fraunhofer Settlement

On May 4, 2021, the Company and Fraunhofer USA, Inc. (“FhUSA”) entered into a Confidential Settlement Agreement and Mutual Release (the “Settlement Agreement”) to settle all claims and counterclaims in the litigation captioned iBio, Inc. v. Fraunhofer USA, Inc. (Case No. 10256-VCF) in Delaware Chancery Court (the “Lawsuit”). The Settlement Agreement, among other things, resolves the Company’s claims to ownership of certain plant-based technology developed by FhUSA from 2003 through 2014, and sets forth the terms of a license of intellectual property. The Lawsuit was commenced against FhUSA by the Company in March 2015 in the Court of Chancery of the State of Delaware and is described in more detail in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020. The Settlement Agreement is not an admission of liability or fault of the parties.

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

As of September 30, 2022, the Company holds a settlement receivable balance of $5,100,000, which has been pledged to Woodforest - see Note 6 - Significant Transactions, related to the settlement and a trade receivable balance of $900,000 related to the license agreement.

20.   Income Taxes

The Company recorded no income tax expense for the three months ended September 30, 2022 because the estimated annual effective tax rate was zero. As of September 30, 2022, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

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

The Company has ascertained that certain risks associated with further COVID-19 developments may adversely impact its operations and liquidity, and its business and share price may also be affected by the COVID-19 pandemic. However, the Company does not anticipate any significant threat to its operations at this point in time. The future progression of the pandemic and its effects on the Company’s business and operations are uncertain. The Company may face difficulties recruiting or retaining patients in its planned clinical trials if patients are affected by the virus or are fearful of traveling to clinical trial sites because of the outbreak. The Company and its third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to the Company’s research and development activities, including, for example, medical and laboratory supplies used in preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak.  Due to the general unknown nature surrounding the crisis, the Company cannot reasonably estimate the potential for any future impacts on its operations or liquidity.

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

Inflation

Although the Company has not experienced any material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing of manufacturing services, foreign exchange rates or employee wages. We are actively monitoring the effects these disruptions and increasing inflation could have on the Company’s operations.

22.   Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended September 30, 2022 and 2021, employer contributions made to the Plan totaled approximately $104,000 and $33,000, respectively. In addition, employer contributions included in loss from discontinued operations totaled approximately $71,000 and $33,000 for the three months ended September 30, 2022 and 2021, respectively.

23.   Subsequent Events

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an interest rate of 5.6% and securitized by certain assets purchased for the San Diego research site.

On November 10, 2022, as previous disclosed in relation to the Employment Agreement with Thomas F. Isett 3rd, the Company’s Chief Executive Officer, dated April 30, 2021, the Company granted Mr. Isett RSUs to acquire 200,000 shares of common stock, $0.001 par value per share (the “Common Stock”), on a post-split basis.  The RSUs vest over a three-year period commencing April 30, 2021 provided the vesting is subject to the following performance conditions: (i) submission to the U.S. Food and Drug Administration (FDA) of an Investigational New Drug (IND) application, or alternatively, if the Board approves not to file an IND, (ii) consummation of a disposition of iBio CDMO, LLC, or (iii) outlicensing, with full global rights, any of its investigational product candidates prior to the submission to the FDA an IND application.  The grant-date fair value of the RSUs totaled approximately $296,000.

On November 11, 2022, the Company granted Mr. Robert Lutz, the Company’s Chief Financial and Business Officer, RSUs to acquire 100,057 shares of the Company’s Common Stock in exchange for Mr. Lutz’ agreement to continue employment with the Company through July 1, 2023.  The RSUs vest the earlier of: (i) July 1, 2023, or (ii) the successful achievement of the Company’s 2023 objectives, as defined by the Board of Directors. The grant-date fair value of the RSUs totaled approximately $175,100.

On November 11, 2022, the Company granted Mr. Martin Brenner, the Company’s Chief Scientific Officer, RSUs to acquire 95,348 shares of the Company’s Common Stock in exchange for Mr. Brenner’s agreement to continue employment with the Company through July 1, 2023.  The RSUs vest the earlier of: (i) July 1, 2023, or (ii) the successful achievement of the Company’s 2023 objectives, as defined by the Board of Directors. The grant-date fair value of the RSUs totaled approximately $166,860

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on October 11, 2022 (the “Annual Report”). Unless the context requires otherwise, references in this Report to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

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

Overview

We are an Artificial Intelligence (“AI”)-driven innovator of precision antibody immunotherapies. We have a pipeline of innovative primarily immuno-oncology antibodies against hard-to-drug targets where we may face reduced competition and with antibodies that may be more selective. We plan to use our AI-driven discovery platform to continue adding antibodies against hard-to-drug targets or to work with partners on AI-driven drug development.

Therapeutics Pipeline

IBIO-101: an anti-CD25 molecule that works by depletion of immunosuppressive T-regulatory cells (Tregs) via antibody-dependent cellular cytotoxicity (“ADCC”), without disrupting activation of effector T-cells (Teffs) in the tumor microenvironment. IBIO-101 could potentially be used to treat solid tumors, hairy cell leukemia, relapsed multiple myeloma, lymphoma, or head and neck cancer.

EGFRvIII: binds a tumor-specific mutation of EGFR variant III with an afucosylated antibody for high ADCC. Because of its specificity binding to the tumor-specific mutation, it could potentially reduce toxicity and/or expand the therapeutic window compared to simple broad EGFR-targeted alternatives. . EGFRvIII is constantly “switched on” which can lead to the development of a range of different cancers. An EGFRvIII antibody could potentially be used to treat glioblastoma, head and neck cancer or non-small cell lung cancer.

CCR8: targets depletion of highly immunosuppressive CCR8+ Tregs in the tumor microenvironment via an ADCC mechanism with selective binding to CCR8 over its closely related cousin, CCR4, to avoid off-target effects. A CCR8 program could potentially be broadly applicable in solid tumors and/or as a prospective combination therapy.

PD-1 Agonist: Selectively binds PD-1 to suppress auto-reactive T-cells without PD-L1/PD-L2 blocking. A PD-1 agonist could potentially be used to treat inflammatory bowel disease, systemic lupus erythematosus, multiple sclerosis or other inflammatory diseases.

In addition to the programs described above, we also have six additional early discovery programs that have the potential to advance into later stages of preclinical development and are designed to tackle hard-to-drug targets.

IBIO-100 and Endostatin E4

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

As part of the Company’s our review of potential options, we intend to continue to review the data from our research and development efforts and determine how to proceed with the development of IBIO-100 in Fibrosis.

To align with the Company’s focus on the immuno-oncology pipeline, we also intend to continue to pursue the E4 endostatin peptide, from which IBIO-100 is derived, as an oncology target in collaboration with University of Texas Southwestern.

AI Drug Discovery Platform

In September 2022, we purchased substantially all of the assets of RubrYc Therapeutics (for a complete description of the transaction please see Note 6 – Significant Transactions). The AI Drug Discovery platform technology is designed to be used to discover antibodies that bind to hard-to-target subdominant and conformational epitopes for further development within our existing portfolio or in partnership with outside entities. The RubrYc AI platform is built upon 3 key technologies.

1.	Epitope Targeting Engine: A proprietary machine-learning platform that combines computational biology and 3D-modeling to identify molecules that mimic hard-to-target binding sites on target proteins, specifically, subdominant and conformational epitopes. The creation of these small mimics enables the engineering of therapeutic antibody candidates that can selectively bind immune and cancer cells better than ”trial and error” antibody engineering and screening methods that are traditionally focused on dominant epitopes.
2.	RubrYcHuTM Library: An AI-generated human antibody library free of significant sequence liabilities that provides a unique pool of antibodies to screen. The combination of the Epitope Targeting Engine and screening with the RubrYcHu Library has been shown to reduce the discovery time from ideation to in vivo proof-of-concept (PoC) by up to 4 months. This has the potential to enable more, and better, therapeutic candidates to reach the clinic, faster.
3.	StableHuTM Library: An AI-powered sequence optimization library used to improve antibody performance. Once an antibody has been advanced to the lead optimization stage, StableHu allows precise and rapid optimization of the antibody binding regions to rapidly move a candidate molecule into the IND-enabling stage.

Recent Developments

On October 11, 2022, we and Woodforest amended the Credit Agreement to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days  upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them (see Note 19 – Fraunhofer Settlement for more information), (iii) include principal payments of $250,000 per month in debt amortization for a 6 month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast (vi) reduce the liquidity covenant in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5.0 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ended June 30, 2022, such that the filing was acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment. If we fail to successfully extend our cash runway via strategic options or other alternatives as described we would be in violation of the liquidity covenant on December 31, 2022.

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO, LLC) in order to complete our transformation into an antibody discovery and development company. In conjunction with the divestment, we have commenced, on October 31, 2022 a workforce reduction of approximately 60% of our current staffing levels (a reduction of 69 positions). We expect to substantially complete the employee reduction within approximately 60 days of November 2, 2022. We expect we may be able to complete a transaction in 2023, although there is no assurance as to when, or for how much, we may be able to sell our CDMO assets. We expect to incur pre-tax charges of approximately $1.7 million for the employee reduction, most of which is expected to be incurred in the second and third quarter of fiscal year 2023. These charges will be substantially settled in cash and almost entirely consist of severance obligations, continuation of salaries and benefits over a 60-day transitional period during which impacted employees remain employed but are not expected to provide active service, and other customary employee benefit payments in connection with an employee reduction. The transition to a focused AI-Biotech business is expected to reduce our monthly burn rate by approximately half, with an approximate range of $2.5-3.0 million per month. Although we expect to decrease burn, our long-term business plan would be to increase R&D and commence clinical trials that could be costly if conducted without a licensing partner.

On November 1, 2022, Mr. Chip Clark was appointed as the Company’s Chairman of the Board.

On November 2, 2022, the Company announced that its Board of Directors has initiated a search for a new Chief Executive Officer. It is expected that Mr. Tom Isett will remain as the Chief Executive Officer of the Company through this transformation.

Results of Operations - Comparison of the three months ended September 30, 2022 and 2021

Revenue

Revenues for the three months ended September 30, 2022 and 2021 were approximately $- million and $0.1 million respectively, a decrease of approximately ($0.1) million. Revenue from the CDMO operations is in now included in discontinued operations and not broken out separately on the financial statements. Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue and ii) on our AI-driven discovery platform. We may have revenue with the AI-driven discovery platform in future. The $.1M in revenue in Q1 FY2022 related to a customer settlement.

Research and Development Expenses (“R&D”)

Research and development expenses for the three months ended September 30, 2022 and 2021 were $2.5 million and $1.1 million, respectively, an increase of approximately $1.4 million. The increase was primarily related to increases in personnel related to a full year of operation, investment into the San Diego facility, investments into our pipeline including IBIO-101, and EGFRIII, and expenses related to our AI-driven discovery platform.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the three months ended September 30, 2022 and 2021 were approximately $5.1 million and $4.2 million, respectively, an increase of $0.9 million. The increase resulted primarily from an increase in headcount, and an increase in consulting costs to support the portfolio of proprietary therapeutics and vaccines.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended September 30, 2022, were approximately $7.6 million, compared to approximately $5.3 million in the same period of 2021.

Total Other Income (Expense)

Total Other Income (expense) for the three months ended September 30, 2022 and 2021 was approximately $0.1 million and $0.0 million respectively. For the three months ended September 30, 2022 Total Other Income was from interest income. For September 30, 2021, Total Other Income (expense) primarily included interest expense of approximately ($0.6) million incurred under the finance lease offset by $0.6 million for the forgiveness of the PPP loan.

Discontinued Operations:

On November 2, 2022, iBio, Inc. announced its plans to divest its contract development and manufacturing organization (iBio CDMO, LLC) in order to complete its transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, iBio initiated a workforce reduction of approximately 60% and discontinued CDMO operations.  CDMO operations are now treated as a discontinued operation on our financial statements. Losses for Discontinued Operations for the three months ended September 30, 2022 and 2021 were approximately ($10.6) million and ($3.8) million respectively.  The increase primarily related to a consumables and inventory write-off of ($4.1) million with the remaining variance related to personnel fees and other professional fees.

Net Loss Attributable to iBio, Inc. Stockholders

Net loss attributable to iBio, Inc. stockholders for the three months ended September 30, 2022, was ($7.5) million, or ($0.85) per share. Net loss attributable to iBio, Inc. stockholders for the three months ended September 30, 2021, was approximately ($5.2) million or ($0.60) per share.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents plus debt securities of approximately $23.5 million, including approximately $6 million of restricted cash, as compared to $39.5 million as of June 30, 2022. In an effort to improve liquidity and runway, we recently announced we were selling our CDMO business and facility, reducing its work force by approximately 60% (a reduction of approximately 69 positions), and ceasing operations of its CDMO thereby reducing annual spending by approximately 50%. Potential options being considered to further increase liquidity include lowering our expenses further, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from capital markets, grant revenue or collaborations, or a combination thereof. During the first quarter of fiscal year 2023, we completed at-the-market (“ATM”) offerings and raised $1.1M selling approximately 176,000 shares of common stock.

The Company’s cash, cash equivalents and investments in debt securities is not anticipated to be sufficient to support operations beyond Q3 of Fiscal 2023 unless the Company reduces its burn rate further or increases its capital as described above. Regardless of whether the Company is able to reduce its burn rate or sell or out-license certain assets or parts of the business, the Company will need to raise additional capital in order to fully execute its longer-term business plan. It is the Company’s goal to implement one or more potential options described above to allow the Company to have a cash runway for at least 12 months from the date of the filing of this Quarterly Report on Form 10-Q. However, there can be no assurance that the Company will be successful in implementing any of the options that we are evaluating.

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately ($14.0) million for the three months ended September 30, 2022. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately $0.0 million for the three months ended September 30, 2022 attributable primarily to the redemption of debt securities of $3.2 million, the purchase of fixed assets of ($2.5) million, and ($.7) million associate with the asset purchase of RubrYc Therapeutics, Inc. (Refer to Note 6 – Significant Transactions for details.)

Net Cash Provided by Financing Activities

Net cash used in financing activities during the three months ended September 30, 2022, was approximately $1.1 million and mainly attributable to the proceeds from the sale of common stock.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of September 30, 2022, our accumulated deficit was approximately $ (242.0) million and we used approximately ($14.0) million of cash for operating activities during the three months ended September 30, 2022.

We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies, through proceeds from the sale of the  iBio CDMO, through the collection or proceeds from our license agreement with Fraunhofer, through potential proceeds from the sale or out-licensing of assets, and through proceeds from the sale of additional equity or other securities. We cannot be certain that such funding will be available on favorable terms or available at all. Based on current trends and activities, there is significant doubt that iBio can continue as a going concern beyond Q3 of Fiscal 2023. If we fail to successfully extend our cash runway via strategic options or other alternatives as described we would be in violation of the liquidity covenant on December 31, 2022. To the extent that the Company raises additional funds by issuing equity securities, its stockholders may experience significant dilution. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2022, we were not involved in any SPE transactions.

Critical Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2022, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact the Company’s liquidity. In an effort to improve liquidity and runway, we recently announced that we were selling our CDMO business and facility, reducing our work force by approximately 60%, and ceasing operations of our CDMO thereby reducing annual spending by approximately 50%. Potential options being considered to further increase liquidity include lowering our expenses further, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from capital markets, grant revenue or collaborations, or a combination thereof.

Our cash, cash equivalents and investments in debt securities of $23.5 million as of September 30, 2022, is not anticipated to be sufficient to support our operations for at least 12 months from the date of the filing of this Quarterly Report on Form 10-Q unless we reduce our burn rate further or increase our capital. Regardless of whether we are able to reduce our burn rate or sell or out-licensing of certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan.

There can be no assurance that we will be able to sell the CDMO or that if we are able to do so that we do so on favorable terms or that he exploration of potential options will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. Although we expect to be able to sell the CDMO in 2023, no guaranteed timetable has been established for the completion of this process, and we do not expect to disclose developments unless and until we have a material update to provide or the Board of Directors has concluded that disclosure is appropriate or required. If we determine to change our business strategy, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of September 30, 2022, we have an accumulated deficit of $242 million.

We held cash, cash equivalents and investments in debt securities of $23.5 million as of September 30, 2022. Based on current trends and activities, there is significant doubt that we can continue as a going concern beyond Q3 of Fiscal 2023. We have announced that we are implementing cost savings measures to expand our cash runway, the implementation of which will impact our liquidity but these measures alone will not be sufficient to provide the financing needed to meet our long term goals . Potential options being considered to increase liquidity include further lowering our expenses through decreasing spending and focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates or parts of the business, raising money from capital markets, grant revenue or collaborations, or a combination thereof. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. We believe based on input from expert advisors, that it is likely we will be able to implement one or more options that will extend our cash runway for 12 months or more from the date of the filing of this Quarterly Report on Form 10-Q. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our consolidated audited financial statements as of and for the year ended September 30, 2022, have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended June 30, 2022 with respect to this uncertainty. If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives or initiate steps to cease operations.

We need additional funding to fully execute our business plan, which funding may not be available on commercially acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate the commercialization of our development and manufacturing services and efforts for our product development programs.

Even if we are able to sell the CDMO upon favorable terms, we will need additional capital to fully implement our current long-term business, operating and development plans as we do not anticipate that any of our product candidates will generate revenue in the next few years, if at all. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially.

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

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. We and our third-party contract manufacturers, contract research organizations, and clinical sites may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. These minor disruptions have had an immaterial effect on business, which we have been able to address with minimal impact to our business operations to date. Further, although we have not experienced any material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of our drug candidates or services providers, foreign exchange rates or employee wages. We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

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

Due to the discontinuance of the CDMO business, we will not be generating material revenue from CDMO operations going forward.

As a result of the discontinuance of the CDMO business, we will not generate material revenue from the CDMO operations any longer.

Item 5. Other Information.

On November 10, 2022, as previous disclosed in relation to the Employment Agreement with Thomas F. Isett 3rd, the Company’s Chief Executive Officer, dated April 30, 2021, the Company granted Mr. Isett Restricted Stock Units (the “RSUs”) to acquire 200,000 shares of common stock, $0.001 par value per share (the “Common Stock”), on a post-split basis.  The RSUs vest over a three-year period commencing April 30, 2021 provided the vesting is subject to the following performance conditions: (i) submission to the U.S. Food and Drug Administration (FDA) of an Investigational New Drug (IND) application, or alternatively, if the Board approves not to file an IND, (ii) consummation of a disposition of iBio CDMO, LLC, or (iii) outlicensing, with full global rights, any of its investigational product candidates prior to the submission to the FDA an IND application.  The grant-date fair value of the RSUs totaled approximately $296,000.

On November 11, 2022, the Company granted Mr. Robert Lutz, the Company’s Chief Financial and Business Officer, RSUs to acquire 100,057 shares of the Company’s Common Stock in exchange for Mr. Lutz’ agreement to continue employment with the Company through July 1, 2023.  The RSUs vest the earlier of: (i) July 1, 2023, or (ii) the successful achievement of the Company’s 2023 objectives, as defined by the Board of Directors. The grant-date fair value of the RSUs totaled approximately $175,100.

On November 11, 2022, the Company granted Mr. Martin Brenner, the Company’s Chief Scientific Officer, RSUs to acquire 95,348 shares of the Company’s Common Stock in exchange for Mr. Brenner’s agreement to continue employment with the Company through July 1, 2023.  The RSUs vest the earlier of: (i) July 1, 2023, or (ii) the successful achievement of the Company’s 2023 objectives, as defined by the Board of Directors. The grant-date fair value of the RSUs totaled approximately $166,860.

Item 6.  Exhibits.

HIDDEN_ROW
Exhibit No.	Description

3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 – File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2018 – File No. 001-35023)

3.3

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 – File No. 001-35023)

3.4

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022 – File No. 000-53125)

3.5

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2022 – File No. 001-35023)

10.1

Asset Purchase Agreement dated September 16, 2022 by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2022 – File No. 001-35023)

10.2*	Termination Agreement and Release dated September 19, 2022 by and between iBio, Inc. and RubrYc Therapeutics, Inc.

10.3*	Lease dated September 10, 2021 by and between iBio, Inc., and San Diego Inspire 4, LLC

10.4+*	Restricted Stock Unit Award Agreement dated November 10, 2022 by and between iBio, Inc. and Thomas Isett

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

iBio, Inc.
(Registrant)

Date: November 14, 2022	/s/ Thomas F. Isett 3rd
Thomas F. Isett 3rd
Chief Executive Officer Principal Executive Officer

Date: November 14, 2022	/s/ Robert Lutz
Robert Lutz
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer