Form 10-Q
period 2022-12-31
iBio, Inc.
filed 2023-02-14
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of February 7, 2023: 12,369,154.

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	December 31,	June 30,
	2022	2022
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$3,696	$22,676
Investments in debt securities	5,929	10,845
Accounts receivable - trade	970	1,000
Settlement receivable - current portion	5,100	5,100
Convertible promissory note receivable and accrued interest	1,669	—
Prepaid expenses and other current assets	414	1,549
Current assets held for sale	20,457	3,900
Total Current Assets	38,235	45,070

Restricted cash	253	5,996
Convertible promissory note receivable and accrued interest	—	1,631
Finance lease right-of-use assets, net of accumulated amortization	746	—
Operating lease right-of-use asset	2,873	3,068
Fixed assets, net of accumulated depreciation	4,245	1,373
Intangible assets, net of accumulated amortization	5,398	4,851
Security deposits	50	29
Prepaid expenses - noncurrent	—	74
Noncurrent assets held for sale	—	37,314
Total Assets	$51,800	$99,406

Liabilities and Equity
Current liabilities:
Accounts payable	$4,002	$4,264
Accrued expenses	5,001	3,764
Finance lease obligations - current portion	259	—
Operating lease obligation - current portion	315	91
Equipment financing payable - current portion	152	—
Term note payable - net of deferred financing costs	16,011	22,161
Contract liabilities	88	100
Current liabilities related to assets held for sale	1,947	56
Total Current Liabilities	27,775	30,436

Finance lease obligations - net of current portion	490	—
Operating lease obligation - net of current portion	3,324	3,514
Equipment financing payable - net of current portion	323	—
Accrued expenses - noncurrent	1,065	—
Noncurrent liabilities related to assets held for sale	—	1,971

Total Liabilities	32,977	35,921

Equity
iBio, Inc. Stockholders’ Equity:
Series 2022 Convertible Preferred Stock – $0.001 par value; 1,000,000 shares authorized; 0 and 1,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	—	—
Common stock - $0.001 par value; 275,000,000 shares authorized at December 31, 2022 and June 30, 2022; 12,368,287 and 8,727,158 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	12	9
Additional paid-in capital	294,591	287,619
Accumulated other comprehensive loss	(167)	(213)
Accumulated deficit	(275,613)	(223,930)
Total iBio, Inc. Stockholders’ Equity	18,823	63,485
Total Liabilities and Equity	$51,800	$99,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in Thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021

Revenues	$—	$—	$—	$84

Operating expenses:
Research and development	2,779	1,859	5,327	2,993
General and administrative	7,794	5,372	12,882	9,547
Total operating expenses	10,573	7,231	18,209	12,540

Operating loss	(10,573)	(7,231)	(18,209)	(12,456)

Other income (expense):
Interest expense	(31)	—	(31)	—
Interest income	41	35	140	71
Royalty income	—	5	—	5
Total other income (expense)	10	40	109	76

Consolidated net loss from continuing operations	(10,563)	(7,191)	(18,100)	(12,380)
Net loss attributable to noncontrolling interest	—	—	—	1
Net loss attributable to iBio, Inc. from continuing operations	(10,563)	(7,191)	(18,100)	(12,379)

Preferred stock dividends - iBio CDMO Tracking Stock	—	(22)	—	(88)
Net loss available to iBio, Inc. stockholders from continuing operations	(10,563)	(7,213)	(18,100)	(12,467)

Loss from discontinued operations	(22,990)	(4,729)	(33,583)	(8,480)

Net loss available to iBio, Inc. stockholders	$(33,553)	$(11,942)	$(51,683)	$(20,947)

Comprehensive loss:
Consolidated net loss	$(33,553)	$(11,920)	$(51,683)	$(20,860)
Other comprehensive loss - unrealized gain (loss) on debt securities	56	(27)	46	(28)

Comprehensive loss	$(33,497)	$(11,947)	$(51,637)	$(20,888)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - continuing operations	$(1.08)	$(0.83)	$(1.94)	$(1.43)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - discontinued operations	$(2.34)	$(0.54)	$(3.60)	$(0.97)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - total	$(3.42)	$(1.37)	$(5.54)	$(2.40)

Weighted-average common shares outstanding - basic and diluted	9,807	8,715	9,324	8,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited; in thousands)

Six Months Ended December 31, 2022

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of July 1, 2022	1	$—	8,727	$9	$287,619	$(213)	$(223,930)	$63,485

Capital raise	—	—	176	—	1,151	—	—	1,151
Conversion of preferred stock to common stock	(1)	—	—	—	—	—	—	—
Common stock issued - RubrYc transaction	—	—	102	—	650	—	—	650
Vesting of RSUs	—	—	1	—	—	—	—	—
Share-based compensation	—	—	—	—	1,222	—	—	1,222
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(18,130)	(18,130)

Balance as of September 30, 2022	—	$—	9,006	$9	$290,642	$(223)	$(242,060)	$48,368

Capital raise	—	—	3,366	3	3,497	—	—	3,500
Cost to raise capital	—	—	—	—	(636)	—	—	(636)
Payment for fractional shares after reverse stock split	—	—	(8)	—	(39)	—	—	(39)
Vesting of RSUs	—	—	4	—	—	—	—	—
Share-based compensation	—	—	—	—	1,127	—	—	1,127
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	56	—	56
Net loss	—	—	—	—	—	—	(33,553)	(33,553)

Balance as of December 31, 2022	—	$—	12,368	$12	$294,591	$(167)	$(275,613)	$18,823

Six Months Ended December 31, 2021

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2021	—	$—	8,715	$9	$282,266	$(63)	$(173,627)	$(17)	$108,568

Exercise of stock options	—	—	3	—	77	—	—	—	77
Share-based compensation	—	—	—	—	821	—	—	—	821
Unrealized loss on debt securities	—	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(8,939)	(1)	(8,940)

Balance as of September 30, 2021	—	$—	8,718	$9	$283,164	$(64)	$(182,566)	$(18)	$100,525

Vesting of RSUs	—	—	4	—	—	—	—	—	—
Warrant issued for Transaction	—	—	—	—	967	—	—	—	967
Acquisition of remaining portion of iBio CDMO	—	—	—	—	(68)	—	—	18	(50)
Share-based compensation	—	—	—	—	1,103	—	—	—	1,103
Unrealized loss on debt securities	—	—	—	—	—	(27)	—	—	(27)
Net loss	—	—	—	—	—	—	(11,920)	—	(11,920)

Balance as of December 31, 2021	—	$—	8,722	$9	$285,166	$(91)	$(194,486)	$—	$90,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Six Months Ended
	December 31,
	2022	2021

Cash flows from operating activities:
Consolidated net loss	$(51,683)	$(20,860)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	2,349	1,924
Amortization of intangible assets	116	211
Amortization of finance lease right-of-use assets	88	563
Amortization of operating lease right-of-use assets	201	246
Depreciation of fixed assets	388	823
Accrued interest receivable on convertible promissory note receivable	(38)	(38)
Amortization of premiums on debt securities	62	195
Amortization of deferred financing costs	123	—
Inventory reserve	4,933	—
Impairment of fixed assets	17,649	—
Impairment of intangible assets	565	—
Gain on disposition of finance lease ROU assets	(5)	—
Forgiveness of note payable and accrued interest - SBA loan	—	(607)
Settlement of revenue contract	—	(84)
Changes in operating assets and liabilities:
Accounts receivable – trade	31	3
Inventory	(1,058)	(1,959)
Prepaid expenses and other current assets	1,134	(971)
Prepaid expenses - noncurrent	74	(811)
Security deposit	(21)	(17)
Accounts payable	1,178	872
Accrued expenses	1,237	522
Accrued expenses - noncurrent	1,065	—
Operating lease obligations	30	(11)
Contract liabilities	(12)	(34)
Net cash used in operating activities	(21,594)	(20,033)

Cash flows from investing activities:
Purchases of debt securities	—	(4,336)
Redemption of debt securities	4,899	5,511
Purchase of equity security	—	(1,173)
Additions to intangible assets	—	(2,867)
Purchases of fixed assets	(5,433)	(3,256)
Payment for RubrYc asset acquisition	(692)	—

Net cash used in investing activities	(1,226)	(6,121)

Cash flows from financing activities:
Proceeds from sales of common stock	4,015	—
Payments for fractional shares after reverse stock split	(39)	—
Acquisition of noncontrolling interest	—	(50)
Proceeds from equipment financing loan	500	—
Payment of equipment financing loan	(25)	—
Payment of term note payable	(6,250)	—
Proceeds from exercise of stock options	—	77
Costs to attain term note	(22)	(322)
Payment of finance lease obligation	(82)	(5,810)
Net cash used in financing activities	(1,903)	(6,105)

Net decrease in cash, cash equivalents and restricted cash	(24,723)	(32,259)
Cash, cash equivalents and restricted cash - beginning	28,672	77,404
Cash, cash equivalents and restricted cash - end	$3,949	$45,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Six Months Ended
	December 31,
	2022	2021
Schedule of non-cash activities:
Unpaid fixed assets included in accounts payable	$329	$404
Fixed assets included in accounts payable in prior period, paid in current period	$1,769	$791
Increase in finance lease ROU assets for new leases	$814	$—
Increase in finance lease obligation for new leases	$814	$—
RubrYc asset acquisition by issuance of common stock	$650	$—
Costs to raise capital paid directly from gross proceeds	$636	$—
Termination of finance ROU assets including issuance of warrant	$—	$25,386
Note payable to acquire Facility	$—	$22,375
Increase in operating lease ROU assets for new lease - net of lease incentive	$—	$5,570
Unpaid portion of RubrYc transaction	$—	$2,500
Settlement of revenue contract	$—	$580
Issuance of warrant for final finance lease obligation payment	$—	$217
Lease incentive for construction in progress	$—	$82
Acquisition of noncontrolling interest	$—	$18
Unrealized (gain) loss on available-for-sale debt securities	$(46)	$28
Supplemental cash flow information:
Cash paid during the period for interest	$363	$612

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

Therapeutics Pipeline

IBIO-101: an anti-CD25 molecule that works by depletion of immunosuppressive T-regulatory cells (“Tregs”) via antibody-dependent cellular cytotoxicity (“ADCC”), without disrupting activation of effector T-cells (“Teffs”) in the tumor microenvironment. IBIO-101 could potentially be used to treat solid tumors, hairy cell leukemia, relapsed multiple myeloma, lymphoma, or head and neck cancer. IBIO-101 is currently in the Investigational New Drug (“IND”) enabling stage. We have contracted with a contract research organization (CRO) to assist with the development of the manufacturing process, which includes but not limited to process and cell line development for the production of the drug substance and drug product. As we continue with the development of the manufacturing process for IBIO-101, as a fast-follower to a competing drug candidate, we have decided to pause the IND enabling studies until our competitor releases clinical data. Due to the decision to pause the IND enabling studies, we expect the IND filing for IBIO-101 will be delayed from the first half of 2024 to the first half of 2025. This delay will allow us to thoroughly evaluate the market potential and optimize our financial resources and the development plan for IBIO-101 to maximize its potential for success.

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

MUC16: a highly expressed target on ovarian cancer cells and an attractive tumor associated target for therapeutic antibodies. However, antibodies targeting MUC16 are prone to tumor resistance via epitope shedding and dysregulated glycosylation. Epitope-steered antibodies that bind to an epitope that avoids both of these tumor resistance mechanisms could potentially be used to treat MUC16 positive tumors, particularly those tumors that are resistant to other MUC16 antibodies.

PD-1 Agonist: selectively binds PD-1 to suppress auto-reactive T-cells without PD-L1/PD-L2 blocking. A PD-1 agonist could potentially be used to treat inflammatory bowel disease, systemic lupus erythematosus, multiple sclerosis or other inflammatory diseases.

In addition to the programs described above, the Company also has five additional early discovery programs that have the potential to advance into later stages of preclinical development and are designed to tackle hard-to-drug targets.

IBIO-100 and Endostatin E4

Our preclinical anti-fibrotic program, IBIO-100, has been undergoing a review process as part of our ongoing effort to prioritize our resources and focus on the most promising opportunities. The IBIO-100 program design is based in part upon work by Dr. Carol Feghali-Bostwick, Professor of Medicine at the Medical University of South Carolina and Vice-Chair of the Scleroderma Foundation. Her initial work was conducted at the University of Pittsburgh, and we have licensed the patents relevant for the continued development of the molecule from the university.  After careful consideration, we have decided to terminate all efforts on IBIO-100 anti-fibrotic program and to cancel the license agreement with the University of Pittsburgh. The lead optimization and manufacturing of IBIO-100 have proven to be very challenging, and we will continue to prioritize our resources to fit into our immune-oncology monoclonal antibody strategy.

As part of this decision, we are intending to complete the pre-clinical cancer studies we are conducting in collaboration with University of Texas Southwestern using E4 endostatin peptide, which is derived from IBIO-100. After the pre-clinical studies are completed, we will re-assess whether to further pursue the oncology program and have further discussions with the University of Pittsburgh. This approach allows us to gather valuable data and insights that will inform our future decisions regarding the potential of E4 endostatin peptide as an oncology program.

AI Drug Discovery Platform

In September 2022, the Company purchased substantially all of the assets of RubrYc Therapeutics (for a complete description of the transaction please see Note 6 – Significant Transactions). The AI Drug Discovery platform technology is designed to be used to discover antibodies that bind to hard-to-target subdominant and conformational epitopes for further development within our existing portfolio or in partnership with outside entities. The RubrYc AI platform is built upon 3 key technologies.

1.	Epitope Targeting Engine: A patented machine-learning platform that combines computational biology and 3D-modeling to identify molecules that mimic hard-to-target binding sites on target proteins, specifically, subdominant and conformational epitopes. The creation of these small mimics enables the engineering of therapeutic antibody candidates that can selectively bind immune and cancer cells better than ”trial and error” antibody engineering and screening methods that are traditionally focused on dominant epitopes.
2.	RubrYcHuTM Library: An AI-generated human antibody library free of significant sequence liabilities that provides a unique pool of antibodies to screen. The combination of the Epitope Targeting Engine and screening with the RubrYcHu Library has been shown to reduce the discovery time from ideation to in vivo proof-of-concept (PoC) by up to 4 months. This has the potential to enable more, and better, therapeutic candidates to reach the clinic, faster.
3.	StableHuTM Library: An AI-powered sequence optimization library used to improve antibody performance. Once an antibody has been advanced to the lead optimization stage, StableHu allows precise and rapid optimization of the antibody binding regions to rapidly move a candidate molecule into the IND-enabling stage.

On January 3, 2023, the United States Patent and Trademark Office issued U.S. Patent No. 11,545,238, entitled “Machine Learning Method for Protein Modelling to Design Engineered Peptides,” which, among other claims, covers a machine learning model for engineering peptides, including antibody epitope therapeutics.  Subject to any potential patent term extensions, the patent will expire on May 13, 2040.

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

Going Concern

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company's ability to continue as a going concern. In an effort to remain a going concern and increase cash reserves, the Company completed a public equity offering, reduced its work force by approximately 60% (a reduction of approximately 69 positions) in November 2022, and ceased operations of its CDMO thereby reducing annual spend on expenses by approximately 50%. Additionally, the Company continues its efforts to sell its CDMO assets and facilities that were initiated by management in July 2022. (See Note 3 – Discontinued Operations for more information.) Additional potential options being considered to further increase liquidity include lowering the Company’s expenses further, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, equipment sales, raising money from capital markets, grant revenue or collaborations, or a combination thereof.

The Company’s cash, cash equivalents, restricted cash and investments in debt securities of $9.9 million as of December 31, 2022, is not anticipated to be sufficient to support operations through the third quarter of Fiscal 2023 unless the Company reduces its burn rate further, sells the CDMO assets for amounts above its term note payable, or increases its capital as described above. Regardless of whether the Company is able to reduce its burn rate or sell or out-license certain assets or parts of the business, the Company will need to raise additional capital in order to fully execute its longer-term business plan. It is the Company’s goal to implement one or more potential options described above to allow the Company to have a cash runway for at least 12 months from the date of the filing of this Quarterly Report on Form 10-Q. However, there can be no assurance that the Company will be successful in implementing any of the options that it is evaluating.

The accompanying financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Reverse Stock Split

On September 22, 2022, the Company's Board of Directors approved the implementation of a reverse stock split (the “Reverse Split”) at a ratio of one-for-twenty five (1:25) shares of the Company's common stock, par value $0.001 (the “Common Stock”). The Reverse Split was effective as of October 7, 2022. All share and per share amounts of the Common Stock presented have been retroactively adjusted to reflect the Reverse Split. See Note 16 – Stockholders’ Equity for more information.

3.   Discontinued Operations

On November 3, 2022, the Company announced it is seeking to divest its contract development and manufacturing organization (iBio CDMO, LLC) in order to complete its transformation into an antibody discovery and development company. In conjunction with the divestment, the Company commenced a workforce reduction of approximately 60% of the current Company staffing levels (a reduction of approximately 69 positions). The Company substantially completed the employee reduction by January 2, 2023. Through the process of seeking to divest its contract development and manufacturing organization, the Company believes it would be able to sell the 130,000-square-foot cGMP facility location in Bryan, Texas along with certain equipment located at the facility, including but not limited to the furniture, warehouse racks, and modular clean rooms.  The Company incurred pre-tax charges of approximately $1.9 million for the employee reduction which consisted of severance obligations, continuation of salaries and benefits over a 60-day transitional period during which impacted employees remain employed but were not expected to provide active service, and other customary employee benefit payments in connection with an employee reduction.  At December 31, 2022, $0.8 million remains in accrued expenses as a current liability.  The Company recorded a charge in discontinued operations for $33.6 million for the six months ended December 31, 2022, of which approximately $17.6 million as the result of a fixed asset impairment charge (see Note 11 – Fixed Assets for more information), approximately $4.9 million to write down inventory to its net realizable value, approximately $5.8 million of personnel costs including severance and the balance related to operational costs related to winding down the CDMO business.

As such, the results of iBio CDMO's operations are reported as discontinued operations for the three and six months ended December 31, 2022. The Company has retrospectively recast its condensed consolidated statement of operations for the three and six months ended December 31, 2021 presented. In addition, those assets and liabilities associated with the discontinued operations of the CDMO that the Company intends to sell have been classified as “held for sale” as of December 31, 2022.  The Company has retrospectively recast its consolidated balance sheet as of June 30, 2022 for assets and liabilities held for sale.  The Company has chosen not to segregate the cash flows of iBio CDMO in the consolidated statement of cash flows.  Supplemental disclosures related to discontinued operations for the statements of cash flows has been provided below. Unless noted otherwise, discussion in the Notes to the Condensed Consolidated Financial Statements refers to the Company's continuing operations.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the loss from discontinued operations presented separately in the condensed consolidated statements of operations (in thousands):

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2022	2021
Revenues	$130	$168
Cost of goods sold	22	113
Gross profit	108	55
Operating expenses:
Research and development	2,462	1,472
General and administrative	1,980	2,990
Fixed asset impairments	17,600	—
Inventory reserve	833	—
Total operating expenses	22,875	4,462

Other income (expenses):
Interest expense - term note payable	(223)	(123)
Interest expense - related party	—	(206)
Other	—	7
Total other income (expenses)	(223)	(322)

Loss from discontinued operations	$(22,990)	$(4,729)

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2022	2021
Revenues	$186	$295
Cost of goods sold	27	153
Gross profit	159	142
Operating expenses:
Research and development	5,524	2,850
General and administrative	5,236	5,448
Fixed asset impairments	17,600	—
Inventory reserve	4,933	—
Total operating expenses	33,293	8,298

Other income (expenses):
Interest expense - term note payable	(448)	(123)
Interest expense - related party	—	(814)
Forgiveness of note payable and accrued interest - SBA loan	—	607
Other	(1)	6
Total other income (expenses)	(449)	(324)

Loss from discontinued operations	$(33,583)	$(8,480)

The following table presents net carrying values related to the major classes of assets that were classified as held for sale at December 31, 2022 and June 30, 2022 (in thousands):

	December 31,	June 30
	2022	2022
Current assets:
Inventory	$25	$3,900
Operating lease right-of-use assets	1,947	—
Property and equipment, net	18,485	—
Total current assets	$20,457	$3,900

Other assets:
Property and equipment, net	$—	$35,289
Finance lease right-of-use assets	—	74
Operating lease right-of-use assets	—	1,951
Total other assets	$—	$37,314

Current liabilities:
Finance lease obligation	$—	$46
Operating lease obligation	1,947	10
Total current liabilities	$1,947	$56

Long-term liabilities:
Finance lease obligation	$—	$30
Operating lease obligation	—	1,941
Total long-term liabilities	$—	$1,971

The following table presents the supplemental disclosures related to discontinued operations for the statements of cash flows (in thousands):

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2022	2021
Depreciation expense	$271	$823
Amortization of finance lease ROU assets	20	563
Purchase of fixed assets	1,070	25,843
Fixed asset impairments	17,600	—
Inventory reserve	4,933	—
Investing noncash transactions:
Fixed assets included in accounts payable in prior period, paid in current period	1,542	791
Unpaid fixed assets included in accounts payable	—	404

4.   Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of the Notes to Financial Statements in the Annual Report.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include liquidity assertions, the valuation of intellectual property and fixed assets held for sale, legal and contractual contingencies and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on its estimate of uncollectible amounts considering age, collection history, and other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At December 31, 2022 and June 30, 2022, the Company determined that an allowance for doubtful accounts was not needed.  The Company had accounts receivable of $426,000 at June 30, 2021.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At December 31, 2022 and June 30, 2022, the Company had no contract loss provisions.

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

For the six months ended December 31, 2021, revenue was from the settlement of a revenue contract.  No revenue was recognized for all other periods presented.

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

Contract assets consist primarily of the cost of project contract work performed by third parties for which the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. For the periods ended December 31, 2022, June 30, 2022 and June 30 2021, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At December 31, 2022, June 30, 2022 and June 30 2021, contract liabilities were $88,000, $100,000 and $423,000, respectively. The Company recognized revenue of $38,000 and $48,000 during the three and six months ended December 31, 2022, respectively, that was included in the contract liabilities balance as of June 30, 2022 and was reported in discontinued operations. The Company recognized revenue of $42,000 and $42,000 during the three and six months ended December 31, 2021, respectively, that was included in the contract liabilities balance as of June 30, 2021 and was reported in discontinued operations. The Company recognized revenue of $0 and $84,000 during the three and six months ended December 31, 2021 that was included in the contract liabilities balance as of June 30, 2021 and reported as part of continuing operations.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2022 and June 30, 2022 consisted of money market accounts. Restricted cash consisted of collateral for the San Diego operating lease (see Note 15 – Operating Lease Obligations) and a Company purchasing card. The Company’s bank required an additional 5% collateral held above the actual letters of credit issued. Restricted cash was approximately $0.3 million at  December 31, 2022 and $6.0 million on June 30, 2022. The reduction to the restricted cash occurred because on October 11, 2022, the

Company, as part of the First Amendment to the Credit Agreement with Woodforest National Bank (“Woodforest”), paid down $5.5M of the term loan and subsequently Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment (for a complete description of the transaction please see Note 6 – Significant Transactions and Note 13 - Debt).

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	December 31,	June 30,
	2022	2022
Cash and equivalents	$3,696	$22,676
Collateral held for letter of credit - term note payable	—	5,743
Collateral held for letter of credit - San Diego lease	198	198
Collateral held for Company purchasing card	55	55
Total cash, cash equivalents and restricted cash	$3,949	$28,672

Investments in Debt Securities

Debt investments are classified as available-for-sale. Changes in fair value are recorded in other comprehensive income (loss). Fair value is calculated based on publicly available market information. Discounts and/or premiums paid when the debt securities are acquired are amortized to interest income over the terms of the debt securities. See Note 8 – Investments in Debt and Equity Securities.

Inventory

Inventory is stated at the lower of cost or net realizable value on the first-in, first-out basis.  Inventory held is related to the CDMO business and has been classified as held for sale.  See Note 3 – Discontinued Operations for information on inventory reserved reflected in the period ended December 31, 2022.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the three and six months ended December 31, 2022 and 2021, research and development expense was reported in both continuing and discontinued operations.

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

The Company monitors fixed assets for impairment indicators throughout the year.  When necessary, charges for impairments of long-lived assets are recorded for the amount by which the fair value is less than the carrying value of these assets.  Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

See Note 11 – Fixed Assets for additional information.

Intangible Assets

Identifiable intangible assets are comprised of definite life intangible assets and indefinite life intangible assets.

The Company accounts for definite life intangible assets at either their historical cost or allocated purchase price at asset acquisition and records amortization utilizing the straight-line method based upon their estimated useful lives. Patents are amortized over a period of 10 years and other intellectual property is amortized over periods from 16 to 23 years. The Company reviews the carrying value of its definite life intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable.  The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount exceeds it fair value.

For indefinite life intangible assets, the Company performs an impairment test annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  The Company determines the fair value of the asset quarterly or when triggering events are present, based on discounted cash flows and records an impairment loss if book value exceeds fair value.

Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

See Note 12 – Intangible Assets for additional information.

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

Expected volatility is based on historical volatility of the Common Stock; the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. In addition, the Company estimates forfeitures at each reporting period, rather than electing to record the impact of such forfeitures as they occur. See Note 18 - Share-Based Compensation for additional information.

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the insured amounts. The exposure to the Company is solely dependent upon daily balances and the strength of the financial institutions. The Company has not incurred any losses on these accounts. At December 31, 2022 and June 30, 2022, amounts in excess of insured limits were approximately $3,400,000 and $18,200,000, respectively.

Revenue

During the three months ended December 31, 2022, the Company reported no revenue from continuing operations and generated 100% of its revenue reported in discontinued operations from two customers. During the three months ended December 31, 2021, the Company reported no revenue from continuing operations and generated 100% of its revenue reported in discontinued operations from four customers.

During the six months ended December 31, 2022, the Company reported no revenue from continuing operations and generated 100% of its revenue reported in discontinued operations from three customers. During the six months ended December 31, 2021, the Company reported revenue from continuing operations from one customer related to the settlement of a revenue contract and generated 100% of revenue reported in discontinued operations from four customers.

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

5.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and term note payable in the Company’s condensed consolidated balance sheets approximated their fair values as of December 31, 2022 and June 30, 2022 due to their short-term nature. The carrying value of the convertible promissory note receivable, the term note payable and finance lease obligation approximated fair value as of December 31, 2022 and June 30, 2022 as the interest rates related to the financial instruments approximated market value.

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

The Company’s fixed assets and amortizable intangible assets are measured at fair value on a nonrecurring basis; that is, these assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment.

The Company initially marketed the CDMO business and during the second quarter of Fiscal 2023, changed its strategy to selling the stand-alone CDMO assets.  These assets were assessed for impairment and the analysis resulted in the expected future cash flows from the sale of the property and equipment falling below its current carrying value. The Company utilized a market approach, using independent third-party appraisals, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the property and equipment. As a result, the carrying value of the building and equipment was reduced to their estimated fair values of $16,350,000 and $2,100,000, respectively.  In the second quarter of Fiscal 2023, impairment charges were recorded in discontinued operations under general and administrative expense of $6,300,000 and $11,300,000 for the building and machinery and equipment, respectively.

The following table shows the fair value of the Company's fixed assets included in Current Assets Held For Sale measured at fair value on a non-recurring basis as of December 31, 2022 (amounts in thousands):

	December 31, 2022
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Impairments
Building in Bryan, Texas	$—	$—	$16,350	$16,350	$6,300
Machinery & equipment in Bryan, Texas	$—	$—	$2,100	$2,100	$11,300

During the second quarter of Fiscal 2023, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company identified intellectual property, patent and licenses that will no longer be utilized and therefore were fully impaired (level 3).  See Note 12 – Intangible Assets for additional information.

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

As discussed above, iBio CDMO is being accounted for as a discontinued operation.  As such, the assets acquired and/or leased are now classified as assets held for sale on the December 31, 2022 and June 30, 2022 condensed consolidated balance sheets.

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

The Credit Agreement

In connection with the Purchase and Sale Agreement, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan to purchase the Facility, which Term Loan is evidenced by a term note. The term loan was advanced in full on the closing date.

See Note 13 – Debt for further information of the Term Loan.

The Warrant

As part of the consideration for the purchase and sale of the rights set forth above, the Company issued to Bryan Capital a Warrant to purchase 51,583 shares of the Common Stock at an exercise price of $33.25 per share. The Warrant expires October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits. Of the shares issued under the Warrant, 11,583, which were originally valued at $217,255, reflected the final payment of rent due under the Sublease. The Warrant, as shown on the condensed consolidated statements of equity, was recorded in additional paid-in capital with the corresponding activity included in the basis of the purchase price allocation of the property acquired.  See Note 16 – Stockholders’ Equity for additional information.

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

Stock Purchase Agreement

In connection with the entry into the Collaboration Agreement and RTX-003 License Agreement, the Company also entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with RubrYc whereby the Company purchased a total of 2,864,345 shares of RubrYc’s Series A-2 preferred stock (“Series A-2 Preferred”) for $7,500,000.

The Company accounted for the agreements as an asset purchase and allocated the purchase price of $7,500,000 as follows:

Preferred stock	$1,760,000
Intangible assets	4,300,000
Prepaid expenses	1,440,000
$7,500,000

RubrYc ceased its operations, and the Company recorded an impairment of the investment in the amount of $1,760,000 during the year ended June 30, 2022. The amount was recorded in the condensed consolidated statement of operations and comprehensive loss under general and administrative expense. The Company also recorded an impairment of current and non-current prepaid expense of $288,000 and $864,000, respectively, during the year ended June 30, 2022. The amount was recorded in the condensed consolidated statement of operations and comprehensive loss under research and development expense.

On September 16, 2022, the Company entered an Asset Purchase Agreement with RubrYc pursuant to which it acquired substantially all of the assets of RubrYc.  The Company issued 102,354 shares of the Common Stock with an approximate market value of $1,000,000 (the “Closing Shares”). Pursuant to the Asset Purchase Agreement, the shares are subject to an initial lockup period and the estimated fair value was calculated as $650,000. The Company also agreed to make potential additional payments of up to $5,000,000 upon the achievement of specified developmental milestones on or before the fifth anniversary of the closing date, payable in cash or shares of the Common Stock, at the Company’s option. In addition, the Company had advanced RubrYc $484,000 to support their operation costs during the negotiation period and incurred transaction costs totaling $208,000, which were also capitalized as part of the assets acquired.  The assets acquired include an AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to CCR8, EGFRvIII, MUC16 and one additional immuno-oncology candidate plus a partnership-ready PD-1 agonist. The Purchase Agreement contained representations, warranties and covenants of RubrYc and the Company.  The acquisition closed on September 19, 2022 after receipt of approval of the NYSE American.

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

Former CEO Departure

On December 1, 2022, Mr. Thomas F. Isett, the Chief Executive Officer (the “CEO”) of the Company and a member of the Board of Directors (the “Board”), and the Company agreed for Mr. Isett to resign as a member of the Board and relinquish his duties, rights and obligations as the CEO of the Company, effective immediately.

Separation Agreement and General Release

In connection with Mr. Isett’s resignation, the Company entered into a separation agreement and general release with Mr. Isett effective December 1, 2022 (the “Agreement”).  Pursuant to the Agreement, Mr. Isett resigned as CEO of the Company effective December 1, 2022, and will remain an employee of the Company until December 31, 2022, on which date his employment with the Company will automatically terminate.  Following Mr. Isett’s termination of employment with the Company, pursuant to the Agreement, Mr. Isett will receive the severance benefits set forth in his employment agreement, as previously disclosed by the Company, including (i) an amount equal to his current base salary in equal bi-monthly installments for twenty-four (24) months; (ii) an amount equal to a pro rata share of his target bonus for the current fiscal year; (iii) an amount equal to the target bonus in equal bi-monthly installments for the twenty-four (24) month severance period and (iv) provided that he elects continuation coverage for health insurance under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay the full cost of this benefit for up to eighteen (18) months, or if he has not obtained alternative employer-provided health coverage by the end of the eighteen (18) month COBRA subsidy period, the Company will provide him with a lump-sum cash payment equal to six (6) times the monthly amount paid by the Company for the COBRA subsidy.  The Agreement includes a general release of claims by Mr. Isett.  The Company accrued approximately $2.13 million to general and administrative expenses for the three and six months ended December 31, 2022.  Half of the related liability is recorded in accrued expense and the other half is recorded in accrued expenses - noncurrent at December 31, 2022.

7.   Convertible Promissory Note Receivable

On October 1, 2020, the Company entered into a master services agreement with Safi Biosolutions, Inc. (“Safi”). In addition, the Company invested $1.5 million in Safi in the form of a convertible promissory note (the "Note"). The Note bears interest at the rate of 5% per annum and is convertible into shares of Safi’s common stock (as defined). Principal and accrued interest mature on October 1, 2023.  For both of the three months ended December 31, 2022 and 2021, interest income amounted to $19,000. For both of the six months ended December 31, 2022 and 2021, interest income amounted to $38,000. As of December 31, 2022 and June 30, 2022, the Note balance and accrued interest totaled $1,669,000 and $1,631,000, respectively.

8.   Investments in Debt Securities

Investments in debt securities consist of AA and A rated corporate bonds bearing interest at rates from 0.35% to 4.7% with maturities from February 2023 to February 2024. The components of investments in debt securities are as follows (in thousands):

	December 31,	June 30,
	2022	2022
Adjusted cost	$6,067	$11,029
Gross unrealized losses	(138)	(184)
Fair value	$5,929	$10,845

The fair value of available-for-sale debt securities, by contractual maturity, was as follows (in thousands):

	December 31,	June 30
Fiscal period ending:	2022	2022
2023	$3,667	$8,054
2024	2,262	2,791
	$5,929	$10,845

Amortization of premiums paid on the debt securities amounted to $26,000 and $93,000 for the three months ended December 31, 2022 and 2021, respectively, and $62,000 and $195,000 for the six months ended December 31, 2022 and 2021, respectively.

9.   Finance Lease ROU Assets

As discussed above, the Company assumed three equipment leases as part of the RubrYc asset acquisition.  In addition, the Company leased a mobile office trailer which is classified as part as assets held for sale.  The lease was terminated in December 2022.

See Note 14 – Finance Lease Obligation for more details of the terms of the leases.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	December 31,	June 30,
	2022	2022
ROU - Equipment	$814	$—
Accumulated amortization	(68)	—
Net finance lease ROU	$746	$—

Amortization of finance lease ROU assets was approximately $55,000 and $0 for three months ended December 31, 2022 and 2021, respectively, and $68,000 and $0 for the six months ended December 31, 2022 and 2021, respectively.

10.   Operating Lease ROU Assets

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California.  Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000.  The net carrying amount of this ROU operating lease asset was $2,873,000 and $3,068,000 at December 31, 2022 and June 30, 2022, respectively.

Bryan, Texas

On November 1, 2021, as discussed above, iBio CDMO acquired the Facility and became the tenant under the ground lease for the Property upon which the Facility is located. Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $1,967,000. The net amount of this ROU operating lease asset is included in assets held for sale.

See Note 15 - Operating Lease Obligation for additional information.

11.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	December 31,	June 30,
	2022	2022

Building and improvements	$695	$—
Machinery and equipment	3,450	—
Office equipment and software	199	—
Construction in progress	16	1,373
	$4,360	$1,373
Accumulated depreciation	(115)	—
Net fixed assets	$4,245	$1,373

Depreciation expense reported in continuing operations was approximately $115,000 for the three and six months ended December 31, 2022 and $0 for both the three and six months ended December 31, 2021.

Fixed assets held for sale at December 31, 2022 and June 30, 2022 in the amount of $18,485,000 and $35,289,000, respectively, are included in assets held for sale.  The depreciation expense for the three months ended December 31, 2021 and the six months ended December 31, 2022 and 2021 is classified as part of loss from discontinued operations.

During the second quarter of Fiscal 2023, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company recorded an impairment charge of approximately $17.6 million for the three and six months ended December 31, 2022, respectively. See Note 5 - Financial Instruments and Fair Value Measurement for more information.

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

On August 23, 2021, the Company entered into a series of agreements with RubrYc described in more detail above (see Note 6 – Significant Transactions) whereby in exchange for a $7.5 million investment in RubrYc, the Company acquired a worldwide exclusive license to certain antibodies that RubrYc develops under what it calls its RTX-003 campaign, which are promising immuno-oncology antibodies that bind to the CD25 protein without interfering with the IL-2 signaling pathway thereby potentially depleting T-regulatory (Tregs) cells while enhancing T effector (Teffs) cells and encouraging the immune system to attack cancer cells. The Company accounted for this license as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts.  In addition, the Company also received preferred shares and an option for future collaboration licenses.

On September 16, 2022, the Company entered into an Asset Purchase Agreement with RubrYc described in more detail above (see Note 6 – Significant Transactions) pursuant to which it acquired substantially all of the assets of RubrYc.  The assets acquired include an AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to CCR8, EGFRvIII, MUC16, and one additional immuno-oncology candidate, plus a partnership-ready PD-1 agonist.

In January 2014, the Company entered into a license agreement with the University of Pittsburgh whereby the Company acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology") which license agreement was amended in August 2016 and again in December 2020 and February 2022. The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing an Investigational New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially was required to be met by December 1, 2015, and on November 2, 2020, was extended to be required to be met by December 31, 2021 and on February 8, 2022, was further extended to December 31, 2023. In addition, the amounts of the annual license maintenance fee and payment upon completion of various regulatory milestones were amended. On February 14, 2023, the Company provided notification to the University of Pittsburgh terminating the license agreement. Accordingly, the Company recorded a full impairment of the related intangible asset associated with IBIO-100 in the amount of $25,000.

See Note 4 - Summary of Significant Accounting Policies for more information.

The following table reflects changes in the carrying amount of intangible assets (in thousands):

	June 30,				December 31,
	2022	Amortization	Additions	Impairments	2022
Intellectual property – gross carrying value	$3,100	$—	$400	$(3,100)	$400
Patents and licenses – gross carrying value	2,846	—	—	(2,846)	—
	5,946	—	400	(5,946)	400
Intellectual property – accumulated amortization	(2,867)	(69)	—	2,931	(5)
Patents and licenses – accumulated amortization	(2,403)	(47)	—	2,450	—
	(5,270)	(116)	—	5,381	(5)
Total definite lived intangible assets	$676	$(116)	$400	$(565)	$395

License - indefinite lived	$4,175	—	828	—	$5,003

Total net intangible	$4,851				$5,398

Amortization expense was approximately $49,000 and $123,000 for the three months ended December 31, 2022 and 2021, respectively. Amortization expense was approximately $116,000 and $211,000 for the six months ended December 31, 2022, and 2021, respectively.

During the second quarter of Fiscal 2023, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company identified intellectual property, patent and licenses that will no longer be utilized and therefore were fully impaired.  The Company recorded an impairment charge in general and administrative expenses of approximately $565,000 for the three and six months ended December 31, 2022, respectively. See Note 4 - Summary of Significant Accounting Policies and Note 5 – Financial Instruments and Fair Value Measurement for more information.

13.   Debt

The Credit Agreement

In connection with the Purchase and Sale Agreement, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan is evidenced by a Term Note (the “Term Note”) (for a complete description of the transaction please see Note 6 – Significant Transactions). The Term Loan was advanced in full on the closing date. The Term Loan bears interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest is payable monthly beginning November 5, 2021. Principal on the Term Loan was originally payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provides that it may be prepaid by iBio CDMO at any time and provides for mandatory prepayment upon certain circumstances.

On October 11, 2022, the Company and Woodforest amended the Credit Agreement to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them (see Note 19 – Fraunhofer Settlement for more information), (iii) include principal payments of $250,000 per month in debt amortization for a 6 month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast, (vi) reduce the liquidity covenant (the “Liquidity Covenant”) in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5.0 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ended June 30, 2022, such that the filing is acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment.

In January 2023, the Company’s unrestricted cash decreased below the required $7,500,000, which created an event of default under the Credit Agreement and Guaranty as a result of not complying with the Liquidity Covenant. As a result, on February 9, 2023, we and Woodforest amended the Credit Agreement to: (i) waive any current or prior default of the Liquidity Covenant until a period specified in such amendment which is dependent upon the occurrence of a specific milestone in the Credit Agreement, (ii) in addition to our unrestricted cash, until such period dependent upon the occurrence of a specific milestone in the Credit Agreement, we can account for all amounts owed to us by Fraunhofer as part of our legal settlement with them (see Note 19 – Fraunhofer Settlement for more information) in determining whether we are in compliance with the Liquidity Covenant, (iii) permit us to sell certain equipment located at the Facility, whereby forty percent (40%) of the net proceeds will be paid to Woodforest within ten (10) days following the end of the month of when the sales occurred, and (iv) remove any affirmative obligation on the part of the iBio CDMO to continue conducting its primary business. If we fail to meet the specific milestone in the Credit Agreement, we could be in default of the Credit Agreement.

At December 31, 2022, the balance was $16,011,000 which consisted of the Term note of $16,125,000, net of approximately $114,000 of deferred finance costs.  At June 30, 2022, the balance was $22,161,000 which consisted of the Term Note of $22,375,000, net of approximately $214,000 of deferred finance costs.

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research site.  The financing is payable in monthly installments of $16,230 through October 2025.  At December 31, 2022, the balance owed under the financing was $474,755.  Interest incurred under the financing for the three and six months ended December 31, 2022 totaled approximately $7,200.

Future minimum payments under the finance lease obligation are due as follows (in thousands):

Fiscal period ending on December 31:	Principal	Interest	Total
2023	$259	$60	$319
2024	285	34	319
2025	205	8	213

Total minimum equipment financing payments	749	$102	$851
Less: current portion	(259)
Long-term portion of minimum equipment financing obligation	$490

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

General and administrative expenses related to College Station, including rent related to the increases in CPI and real estate taxes, were approximately $61,000 and $250,000 for the three and six months ended December 31, 2021, respectively. Interest expense related to College Station was approximately $202,000 and $810,000 for the three and six months ended December 31, 2021, respectively. Such expenses were classified as part of loss from discontinued operations.

Equipment

As discussed above, the Company assumed three equipment leases that were accounted for as finance leases totaling $813,822 as part of the RubrYc Asset Purchase Agreement.  The monthly rental for the three leases is approximately $14,000 per month and all three expire on August 1, 2025.

Mobile Office Trailer

Commencing April 1, 2021, the Company leased a mobile office trailer that was located at the Facility in Bryan, Texas, at a monthly rental of $3,819 through March 31, 2024.  In December 2022, the Company terminated the lease and returned the mobile office trailer. Expenses related to lease prior to its termination are included in discontinued operations.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands).

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2022	2021
Finance lease cost:
Amortization of ROU assets	$75	$—
Interest on lease liabilities	16	—
Total lease cost	$91	$—

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance lease	$—	$—
Financing cash flows from finance lease obligations	$72	$—

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2022	2021
Finance lease cost:
Amortization of ROU assets	$88	$—
Interest on lease liabilities	17	—
Total lease cost	$105	$—

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance lease	$—	$—
Financing cash flows from finance lease obligations	$82	$—

	December 31,		June 30,
	2022		2022
Finance lease ROU assets	$746		$—
Finance lease obligation - current portion	$259		$—
Finance lease obligation - noncurrent portion	$490		$—
Weighted average remaining lease term - finance lease	2.59	years	—	years
Weighted average discount rate - finance lease obligation	9.50%		—%

Future minimum payments under the finance lease obligation are due as follows (in thousands):

Fiscal period ending on December 31:	Principal	Interest	Total
2023	$152	$43	$195
2024	168	26	194
2025	155	8	163

Total minimum lease payments	475	$77	$552
Less: current portion	(152)
Long-term portion of minimum lease obligations	$323

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

San Diego

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California.  Terms of the lease include the following:

●	The length of term of the lease is 88 months from the lease commencement date (as defined).
●	The lease commencement date was estimated to be on or around January 1, 2022.
●	The monthly rent for the first year of the lease is $51,223 and increases approximately 3% per year.
●	The lease provides for a base rent abatement for months two through five in the first year of the lease.
●	The landlord is providing a tenant improvement allowance of $81,860 to be used for improvements as specified in the lease.
●	The Company is responsible for other expenses such as electric, janitorial, etc.
●	The Company opened an irrevocable letter of credit in the amount of $188,844 in favor of the landlord. The letter of credit expires on October 8, 2023 and renews annually as required.

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

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2022	2021
Operating lease cost:	$140	$177
Total lease cost	$140	$177

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$140	$177
Operating cash flows from operating lease obligation	$48	$10

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2022	2021
Operating lease cost:	$281	$212
Total lease cost	$281	$212

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$281	$10
Operating cash flows from operating lease obligation	$51	$—

Future minimum payments under the operating lease obligation are due as follows (in thousands):

Fiscal period ending on December 31:	Principal	Imputed Interest	Total
2023	$315	$255	$570
2024	412	228	640
2025	462	196	658
2026	518	161	679
2027	577	121	698
Thereafter	1,355	106	1,461

Total minimum lease payments	3,639	$1,067	$4,706
Less: current portion	(315)
Long-term portion of minimum lease obligation	$3,324

16.   Stockholders’ Equity

Preferred Stock

The Company’s Board is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

Series 2022 Convertible Preferred Stock (“Series 2022 Preferred”)

On May 9, 2022, the Board of the Company created the Series 2022 Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock.  Each share of Series 2022 Preferred was convertible at a ratio of one-for-one (1:1) shares of the Common Stock on a pre-split basis.

The Company issued 1,000 shares of Series 2022 Preferred and received proceeds of $270.  Pursuant to the terms of the preferred stock, the Company’s Board converted the Preferred Stock to 40 shares of Common Stock on July 19, 2022 on a post-split basis.

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

On February 23, 2017, the Board of the Company created the Preferred Tracking Stock out of the Company’s 1 million authorized shares of preferred stock. The Preferred Tracking Stock accrued dividends at the rate of 2% per annum on the original issue price. Accrued dividends were cumulative and were payable if and when declared by the Board, upon an exchange of the shares of Preferred Tracking Stock and upon a liquidation, winding up or deemed liquidation (such as a merger) of the Company. No dividends were declared through October 31, 2021.

On November 1, 2021, iBio purchased the iBio CMO Preferred Tracking Stock held by Bryan Capital. No iBio CMO Preferred Tracking Stock remains outstanding. As a result, the iBio CDMO subsidiary and its intellectual property are now wholly owned by iBio.

Common Stock

The number of authorized shares of the Common Stock is 275 million. In addition, the Company has reserved 1,280,000 shares of Common Stock for issuance pursuant to the grant of new awards under the Company’s 2020 Omnibus Incentive Plan (the “2020 Plan”).

Reverse Stock Split

On June 30, 2022, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to effect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio of one-for-twenty five (1:25). On September 22, 2022, the Company's Board approved the implementation of the reverse stock split of the Common Stock.

As a result of the reverse stock split, every twenty five (25) shares of the s Common Stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Common Stock. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. On October 7, 2022, the Company filed a Certificate of Amendment of its Certificate of Incorporation, as amended with the Secretary of State of Delaware effecting a one-for-twenty five (1:25) reverse stock split of the shares of the Common Stock, either issued or outstanding, effective October 7, 2022. The Common Stock began trading on a reverse split adjusted basis when the market opened Monday, October 10, 2022.

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

RubrYc Transaction

On September 19, 2022, the Company issued 102,354 shares valued at approximately $1,000,000 to RubrYc Therapeutics as part of the payment for purchasing the assets of RubrYc Therapeutics.

Wainwright Underwriting

On December 6, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”). Pursuant to the Underwriting Agreement, the Company agreed to sell to Wainwright, in a firm commitment underwritten offering (the “Offering”) (i) 1,530,769 shares of the Company’s Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,834,616 shares of Common Stock, (iii) Series A Common Stock purchase warrants (the “Series A Warrants”) to purchase up to 3,365,385 shares of Common Stock and (iv) Series B Common Stock purchase warrants (the “Series B Warrants” and together with the Series A Warrants, the “Common Warrants”) to purchase up to 3,365,385 shares of Common Stock.  The offering closed on December 9, 2022.

Wainwright acted as the sole book-running manager for the Offering. The Company paid Wainwright an underwriting discount equal to 7.0% of the gross proceeds of the offering, and reimbursed Wainwright for the legal fees and certain expenses of the underwriter.  Pursuant to the Underwriting Agreement, the Company has granted Wainwright a 30-day option to purchase up to an additional 504,807 shares of Common Stock and/or Common Warrants to purchase up to an additional 1,009,614 shares of Common Stock at the public offering price, less the underwriting discounts and commissions, solely to cover over-allotments. Wainwright elected to purchase 504,807 Series A Warrants and 504,807 Series B Warrants.

The Company has also agreed to issue to Wainwright, as the representative of the underwriters, warrants (the “Representative’s Warrants”) to purchase a number of shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and Pre-Funded Warrants being offered in the offering. Wainwright received warrants to purchase up to 201,923 shares of Common Stock.

The Company received net proceeds of approximately $2,864,000 after deducting underwriting discounts, commissions and other issuance costs.

Vesting of Restricted Stock Units “RSUs”

On August 23, 2022, RSUs for 1,057 shares of Common Stock were vested. On December 1, 2022, RSUs for 4,120 shares of Common Stock were vested.

Warrants

Byran Capital

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

Wainwright

As discussed above, the Company issued various warrants with the following terms:

1.	Pre-Funded Warrants – Immediately exercisable at an exercise price of $0.001 per share. All of the Pre-Funded Warrants were exercised in December 2022.
2.	Class A Warrants – Immediately exercisable at an exercise price of $1.04 per share for a term of five years.
3.	Class B Warrants – Immediately exercisable at an exercise price of $1.04 per share for a term of two years.
4.	Representative Warrants – Immediately exercisable at an exercise price of $1.30 per share for a term of five years.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Basic and diluted numerator:

Net loss attributable to iBio, Inc. from continuing operations	$(10,563)	$(7,191)	$(18,100)	$(12,379)
Preferred stock dividends – iBio CMO Preferred Tracking Stock	—	(22)	—	(88)
Net loss available to iBio, Inc. stockholders from continuing operations	$(10,563)	$(7,213)	$(18,100)	$(12,467)

Net loss available to iBio, Inc. stockholders from discontinued operations	$(22,990)	$(4,729)	$(33,583)	$(8,480)

Net loss available to iBio, Inc. stockholders - total	$(33,553)	$(11,942)	$(51,683)	$(20,947)

Basic and diluted denominator:

Weighted-average common shares outstanding	9,807	8,715	9,324	8,715

Per share amount - continuing operations	$(1.08)	$(0.83)	$(1.94)	$(1.43)
Per share amount - discontinued operations	$(2.34)	$(0.54)	$(3.60)	$(0.97)
Per share amount - total	$(3.42)	$(1.37)	$(5.54)	$(2.40)

In Fiscal 2023 and Fiscal 2022, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of December 31, 2022 and 2021, shares issuable which could potentially dilute future earnings were as follows:

	December 31,
	2022	2021

	(in thousands)
Stock options	708	598
Restricted stock units	231	31
Warrants	7,994	52
Shares excluded from the calculation of diluted loss per share	8,933	681

18.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	December 31,
	2022	2021
Research and development	$15	$17
General and administrative	900	943
Total	$915	$960

	Six Months Ended
	December 31,
	2022	2021
Research and development	$56	$31
General and administrative	1,985	1,649
Total	$2,041	$1,680

In addition, share-based compensation expense included in loss from discontinued operations totaled approximately $211,000 and $142,000 for the three months ended December 31, 2022 and 2021, respectively, and $308,000 and $244,000 for the six months ended December 31, 2022 and 2021, respectively.

Stock Options

iBio, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”)

On December 9, 2020, the Company adopted the 2020 Plan for employees, officers, directors and external service providers. The total number of shares of Common Stock reserved under the 2020 Plan is 32 million shares of Common Stock for issuance pursuant to the grant of new awards under the 2020 Plan. The 2020 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2020 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board and $1,500,000 for any non-executive chair of our Board should one be appointed. Notwithstanding the foregoing, the independent members of the Board may make exceptions to such limits in extraordinary circumstances. The term of the 2020 Plan will expire on the tenth anniversary of the date the Plan is approved by the stockholders.

Vesting of service awards are determined by the Board and stated in the award agreements. In general, vesting occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria is satisfied. The Company uses historical data to estimate forfeiture rates.

Stock options issued

During the first quarter of Fiscal 2023, the Company granted stock option agreements to various employees to purchase 303,869 shares of the Common Stock at exercise prices between $6.75 and $9.50 per share. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

The Company also granted a stock option agreement to a consultant to purchase 4,000 shares of the Common Stock at an exercise price of $6.75 per share. The options vest in equal monthly installments, over a period of twelve months, starting after the second month and expire on the tenth anniversary of the grant date.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Weighted average risk-free interest rate	3.21% - 3.61%
Dividend yield	0%
Volatility	115.52 - 116.93%
Expected term (in years)	7

RSUs

On August 29, 2022, the Company issued RSUs to acquire 6,954 shares of common stock to various employees at a market value of $7.06 per share.  The RSUs vest over a four-year period.  The grant date fair value of the RSUs totaled approximately $49,000.

On November 10, 2022, as previously disclosed in relation to the Employment Agreement with Mr. Isett, the Company’s former CEO, dated April 30, 2021, the Company granted Mr. Isett RSUs to acquire 200,000 shares of Common Stock, on a post-split basis.  The RSUs vest over a three-year period commencing April 30, 2021 provided the vesting is subject to the following performance conditions: (i) submission to the U.S. Food and Drug Administration (FDA) of an Investigational New Drug (IND) application, or alternatively, if the Board approves not to file an IND, (ii) consummation of a disposition of iBio CDMO, LLC, or (iii) out-licensing, with full global rights, any of its investigational product candidates prior to the submission to the FDA an IND application.  The grant-date fair value of the RSUs totaled approximately $296,000. As of the date of the issuance of this report, the Company believes the performance conditions will not be met.

On November 11, 2022, the Company granted Mr. Robert Lutz, the Company’s Chief Financial and Business Officer at the time, RSUs to acquire 100,057 shares of the Company’s Common Stock in exchange for Mr. Lutz’ agreement to continue employment with the Company through July 1, 2023.  The RSUs vest the earlier of: (i) July 1, 2023, or (ii) the successful achievement of the Company’s 2023 objectives, as defined by the Board. The grant-date fair value of the RSUs totaled approximately $175,100. Mr. Lutz resigned from the Company and was no longer an employee of the Company effective February 10, 2023 so that the RSUs will not vest.

On November 11, 2022, the Company granted Dr. Martin Brenner, the Company’s Chief Scientific Officer, RSUs to acquire 95,348 shares of the Company’s Common Stock in exchange for Mr. Brenner’s agreement to continue employment with the Company through July 1, 2023.  The RSUs vest the earlier of: (i) July 1, 2023, or (ii) the successful achievement of the Company’s 2023 objectives, as defined by the Board. The grant-date fair value of the RSUs totaled approximately $167,000.

On January 20, 2023, the Board of the Company appointed Dr. Brenner to the position of Interim Chief Executive Officer, effective immediately. Dr. Brenner was granted RSUs to acquire 130,000 shares of the Company’s Common Stock, which RSUs shall vest pro rata over a twelve-month period, such vesting to terminate if Dr. Brenner is no longer the Company’s Interim Chief Executive Officer. The grant-date fair value of the RSUs totaled approximately $91,000.

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

As of December 31, 2022, the Company holds a settlement receivable balance of $5,100,000, which has been pledged to Woodforest - see Note 6 - Significant Transactions, related to the settlement and a trade receivable balance of $900,000 related to the license agreement.

20.   Income Taxes

The Company recorded no income tax expense for the three months ended December 31, 2022 because the estimated annual effective tax rate was zero. As of December 31, 2022, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

21.  Commitments and Contingencies

CRO Agreement

On October 10, 2022, the Company entered into an agreement with a CRO for cell line development and master cell banking to produce iBio-101 in addition to process development and GMP manufacturing of iBio-101 drug substance and drug product to support GLP toxicology and Phase 1 clinical studies.  The Company has incurred costs totaling approximately $147,000 through December 31, 2022.  The Company is committed to additional costs totaling approximately $697,000 as of the date of the filing of this report.

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

22.   Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended December 31, 2022 and 2021, employer contributions made to the Plan totaled approximately $86,000 and $29,000, respectively. For the six months ended December 31, 2022 and 2021, employer contributions made to the Plan totaled approximately $190,000 and $62,000, respectively. In addition, employer contributions included in loss from discontinued operations totaled approximately $90,000 and $36,000 for the three months ended December 31, 2022 and 2021, respectively, and approximately $161,000 and $69,000 for the six months ended December 31, 2022 and 2021, respectively.

23.   Subsequent Events

On December 23, 2020, the Company entered into an employment agreement with Dr. Martin Brenner to serve as the Company’s Chief Scientific Officer, effective as of January 18, 2021. In addition to a base salary of $405,000 for serving as the Company’s Chief Scientific Officer and a discretionary incentive bonus with a target of 40% of his annual base salary, while serving as Interim Chief Executive Officer, Dr. Brenner will receive a monthly cash stipend of $7,500.  In addition, as discussed above, on January 20, 2023, the Company granted Dr. Brenner RSUs to acquire 130,000 shares of the Company’s Common Stock.  Refer to Note 18 – Share-Based Compensation for January 2023 RSU grant.

On January 23, 2023, the Company entered into an offer letter for the Interim Chief Financial Officer (the “Offer Letter”) with Mr. Felipe Duran.  Pursuant to the terms of the Offer Letter, Mr. Duran will serve as the Company’s Interim Chief Financial Officer, effective as of February 13, 2023. Upon his appointment to the position of  Interim Chief Financial Officer, Mr. Duran’s base salary will be increased from $300,000 to a base salary of $350,000, he will be eligible for a  discretionary incentive bonus with a target of 40% of his annual base salary and he will be granted a $140,000 special incentive bonus (40% of his fiscal year 2023 annualized salary) in exchange for his agreement to continue employment with the Company through the earlier of: (a) July 1, 2023, or (b) the successful achievement of the Company’s 2023 objectives, as defined by the Board minus any retention bonus he is paid during the fiscal year 2023.

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

Overview

We are an AI-driven innovator of precision antibody immunotherapies. We have a pipeline of innovative primarily immuno-oncology antibodies against hard-to-drug targets where we may face reduced competition and with antibodies that may be more selective. We plan to use our AI-driven discovery platform to continue adding antibodies against hard-to-drug targets or to work with partners on AI-driven drug development.

Therapeutics Pipeline

IBIO-101: an anti-CD25 molecule that works by depletion of immunosuppressive T-regulatory cells (“Tregs”) via ADCC, without disrupting activation of effector T-cells (“Teffs”) in the tumor microenvironment. IBIO-101 could potentially be used to treat solid tumors, hairy cell leukemia, relapsed multiple myeloma, lymphoma, or head and neck cancer. IBIO-101, is currently in the IND enabling stage. We have contracted with a CRO to assist with the development of the manufacturing process, which includes, but is not limited to, process and cell line development for the production of the drug substance and drug product. As we continue with the development of the manufacturing process for IBIO-101, as a fast-follower to a competing drug, we have decided to pause the IND-enabling studies until our competitor releases clinical data. Due to the decision to pause the IND-enabling studies, we expect the IND filing for IBIO-101 will be delayed from the first half of 2024 to the first half of 2025. This delay will allow us to thoroughly evaluate the market potential and optimize our financial resources and the development plan for IBIO-101 to maximize its potential for success.

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

MUC16: a highly expressed target on ovarian cancer cells and an attractive tumor associated target for therapeutic antibodies. However, antibodies targeting MUC16 are prone to tumor resistance via epitope shedding and dysregulated glycosylation. Epitope-steered antibodies that bind to an epitope that avoids both of these tumor resistance mechanisms could potentially be used to treat MUC16 positive tumors, particularly those tumors that are resistant to other MUC16 antibodies.

PD-1 Agonist: Selectively binds PD-1 to suppress auto-reactive T-cells without PD-L1/PD-L2 blocking. A PD-1 agonist could potentially be used to treat inflammatory bowel disease, systemic lupus erythematosus, multiple sclerosis or other inflammatory diseases.

In addition to the programs described above, we also have five additional early discovery programs that have the potential to advance into later stages of preclinical development and are designed to tackle hard-to-drug targets.

IBIO-100 and Endostatin E4

Our preclinical anti-fibrotic program, IBIO-100, has been undergoing a review process as part of our ongoing effort to prioritize our resources and focus on the most promising opportunities. The IBIO-100 program design is based in part upon work by Dr. Carol Feghali-Bostwick, Professor of Medicine at the Medical University of South Carolina and Vice-Chair of the Scleroderma Foundation. Her initial work was conducted at the University of Pittsburgh, and we have licensed the patents relevant for the continued development of the molecule from the university.  After careful consideration, we have decided to terminate all efforts on the IBIO-100 anti-fibrotic program and to cancel the license agreement with the University of Pittsburgh. The lead optimization and manufacturing of IBIO-100 have proven to be very challenging, and we will continue to prioritize our resources to fit into our immune-oncology monoclonal antibody strategy.

As part of this decision, we are intending to complete the pre-clinical cancer studies we are conducting in collaboration with University of Texas Southwestern using E4 endostatin peptide, which is derived from IBIO-100. After the pre-clinical studies are completed, we will re-assess whether to further pursue the oncology program and have further discussions with the University of Pittsburgh. This approach allows us to gather valuable data and insights that will inform our future decisions regarding the potential of E4 endostatin peptide as an oncology program.

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

On January 3, 2023, the United States Patent and Trademark Office issued U.S. Patent No. 11,545,238, entitled “Machine Learning Method for Protein Modelling to Design Engineered Peptides,” which, among other claims, covers a machine learning model for engineering peptides, including antibody epitope therapeutics. Subject to any potential patent term extensions, the patent will expire on May 13, 2040.

Recent Developments

On October 11, 2022, we and Woodforest amended the Credit Agreement that we entered into on November 1, 2021, to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days  upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them (see Note 19 – Fraunhofer Settlement for more information), (iii) include principal payments of $250,000 per month in debt amortization for a 6 month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast, (vi) reduce the liquidity covenant in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5.0 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ended June 30, 2022, such that the filing was acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment. If we fail to successfully extend our cash runway via strategic options or other alternatives as described we would be in violation of the liquidity covenant on December 31, 2022.

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO, LLC) in order to complete our transformation into an antibody discovery and development company. In conjunction with the divestment, we have commenced, on October 31, 2022 a workforce reduction of approximately 60% of our current staffing levels (a reduction of 69 positions). We substantially completed the employee reduction on January 2, 2023. We expect we may be able to complete a transaction in 2023, although there is no assurance as to when, or for how much, we may be able to sell our CDMO assets. We expect to incur pre-tax charges of approximately $1.7 million for the employee reduction, most of which is expected to be incurred in the second and third quarter of fiscal year 2023. These charges will be substantially settled in cash and almost entirely consist of severance obligations, continuation of salaries and benefits over a 60-day transitional period during which impacted employees remain employed but are not expected to provide active service, and other customary employee benefit payments in connection with an employee reduction. The transition to a focused AI-Biotech business is expected to reduce our monthly burn rate by approximately half, with an approximate range of $2.5-3.0 million per month. Although we expect to decrease burn, our long-term business plan would be to increase R&D and commence clinical trials that could be costly if conducted without a licensing partner.

On November 1, 2022, we announced Mr. Chip Clark was appointed as the Chairman of the Board. On November 2, 2022, we announced we have initiated a search for a new Chief Executive Officer.  On December 1, 2022, we announced Mr. Thomas F. Isett, the Chief Executive Officer (the “CEO”) of iBio, Inc., and a member of the Board of Directors (the “Board”), and the Company, agreed for Mr. Isett to resign as a member of the Board and relinquish his duties, rights and obligations as an officer and the CEO, effective immediately. In connection with Mr. Isett’s resignation, we entered into a separation agreement and general release with Mr. Isett effective December 1, 2022.

On December 6, 2022, we entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”). Pursuant to the Underwriting Agreement, we agreed to sell to Wainwright, in a firm commitment underwritten offering (the “Offering”) (i) 1,530,769 shares of the Company’s Common Stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 1,834,616 shares of Common Stock, (iii) Series A Common Stock purchase warrants (the “Series A Warrants”) to purchase up to 3,365,385 shares of Common Stock and (iv) Series B Common Stock purchase warrants (the “Series B Warrants” and together with the Series A Warrants, the “Common Warrants”) to purchase up to 3,365,385 shares of Common Stock.  The offering closed on December 9, 2022.

We paid Wainwright an underwriting discount equal to 7.0% of the gross proceeds of the offering, and reimbursed Wainwright for the legal fees and certain expenses of the underwriter.  Pursuant to the Underwriting Agreement, we granted Wainwright a 30-day option to purchase up to an additional 504,807 shares of Common Stock and/or Common Warrants to purchase up to an additional 1,009,614 shares of Common Stock at the public offering price, less the underwriting discounts and commissions, solely to cover over-allotments.  Wainwright elected to purchase 504,807 Series A Warrants and 504,807 Series B Warrants.

We also agreed to issue Wainwright warrants (the “Representative’s Warrants”) to purchase a number of shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and Pre-Funded Warrants being offered in the offering. Wainwright received warrants to purchase up to 201,923 shares of Common Stock.  We received net proceeds of approximately $2,864,000 after deducting underwriting discounts, commissions and other issuance costs.

On January 17, 2023, we announced the resignation of Mr. Robert Lutz, the Chief Financial and Business Officer, effective February 10, 2023. On January 25, 2023, we announced the Board of Directors appointed Dr. Martin Brenner to the position of Interim Chief Executive Officer, effective January 20, 2023, and Mr. Felipe Duran, to the position of Interim Chief Financial Officer, effective as of February 13, 2023. We are continuing the search for a successor Chief Executive Officer and as such, Dr. Brenner’s position of Interim Chief Executive Officer will end when the Company appoints a successor.

On February 9, 2023, we and Woodforest entered into the Second Amendment to the Credit Agreement and amended the Credit Agreement to: (i) waive any current or prior default of the Liquidity Covenant until a period specified in such amendment which is dependent upon the occurrence of a specific milestone in the Credit Agreement, (ii) in addition to our unrestricted cash, until such period dependent upon the occurrence of a specific milestone in the Credit Agreement, we can account for all amounts owed to us by Fraunhofer as part of our legal settlement with them (see Note 19 – Fraunhofer Settlement for more information) in determining whether we are in compliance with the Liquidity Covenant, (iii) permit us to sell certain equipment located at the Facility, whereby forty percent (40%) of the net proceeds will be paid to Woodforest within ten (10) days following the end of the month of when the sales occurred, and (iv) remove any affirmative obligation on the part of the iBio CDMO to continue conducting its primary business. If we fail to meet the specific milestone in the Credit Agreement, we could be in default of the Credit Agreement.

Liquidity and Capital Resources

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

In an effort to remain a going concern and increase cash reserves, we completed a public offering in December 2022, reduced our work force by approximately 60% (a reduction of approximately 69 positions) in November 2022, and ceased operations of our CDMO thereby reducing annual spend on expenses by approximately 50%. Additionally, the Company continues its efforts to sell its CDMO assets and facilities that were initiated by management in July 2022. (See Note 3 – Discontinued Operations for more information.) Additional potential options being considered to further increase liquidity include lowering our expenses further, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, sell the CDMO, equipment sales, raising money from capital markets, grant revenue or collaborations, or a combination thereof.

During the first quarter of Fiscal 2023, we completed at-the-market offerings and sold 175,973 shares of Common Stock. We received net proceeds of approximately $1.2 million. During the second quarter of fiscal year 2023, we completed a public offering and raised gross proceeds of approximately $3.5M selling an aggregate of 3,365,385 shares of its common stock (or pre-funded warrants in lieu thereof), Series A warrants to purchase up to 3,870,192 shares of common stock and Series B warrants to purchase up to 3,870,192 shares of common stock. (See Note 16 – Stockholder’s Equity for more information.)

Our cash, cash equivalents, restricted cash and investments in debt securities of $9.9 million as of December 31, 2022, is not anticipated to be sufficient to support operations through the third quarter of fiscal year 2023, unless we further reduce our burn rate, sell the CDMO assets or the facility for amounts above the debt on the facility, or increase our capital as described above. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. It is our goal to implement one or more potential options described above to allow us to have a cash runway for at least 12 months from the date of the filing of this Quarterly Report on Form 10-Q. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our liquidity and operations could also be impacted by our obligations under the Woodforest Credit Agreement. As described in detail in Section 6. Significant Transactions, to avoid violating the Liquidity Covenant associated with the parent guarantee of the debt we need to pay off the debt through the sale of the facility or we need to raise additional capital.

Results of Operations - Comparison of the three months ended December 31, 2022 and 2021

Revenue

Revenue from the CDMO operations is now included in discontinued operations and not broken out separately on the financial statements. Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue and ii) on our AI-driven discovery platform. We may have revenue with the AI-driven discovery platform in the future.

Research and Development Expenses (“R&D”)

Research and development expenses for the three months ended December 31, 2022 and 2021 were $2.8 million and $1.9 million, respectively, an increase of approximately $0.9 million. The increase was primarily related to increases in personnel related to a full year of operation, investment into the San Diego facility, investments into our pipeline including IBIO-101, and EGFRIII, and expenses related to our AI-driven discovery platform.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the three months ended December 31, 2022 and 2021 were approximately $7.8 million and $5.4 million, respectively, an increase of $2.4 million. The increase resulted primarily from severance related expenses related to the separation and general release agreement with the Company’s former CEO, and an increase in consulting costs to support the portfolio of proprietary therapeutics and vaccines, offset by lower recruiting costs and travel.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended December 31, 2022, were approximately $10.6 million, compared to approximately $7.2 million in the same period of 2021.

Discontinued Operations:

On November 2, 2022, we announced our plans to divest its contract development and manufacturing organization (iBio CDMO, LLC) in order to complete its transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, we completed a workforce reduction of approximately 60% and discontinued CDMO operations.  CDMO operations are now treated as a discontinued operation on our financial statements. Losses for Discontinued Operations for the three months ended December 31, 2022 and 2021 were approximately ($29.0) million and ($4.7) million, respectively.  In the quarter ended December 31, 2022, we had impairments of fixed assets of approximately ($17.6) million, personnel costs including severance of ($2.9) million, inventory reserves of approximately ($0.8) million, and the remaining costs were operational.

Net Loss Attributable to iBio, Inc. Stockholders

Net loss attributable to iBio, Inc. stockholders for the three months ended December 31, 2022, was ($33.6) million, or ($3.42) per share. Net loss attributable to iBio, Inc. stockholders for the three months ended December 31, 2021, was approximately ($11.9) million or ($1.37) per share.

Results of Operations - Comparison of the six months ended December 31, 2022 and 2021

Revenue

Revenue from the CDMO operations is now included in discontinued operations and not broken out separately on the financial statements. Revenue was otherwise immaterial. Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue and ii) on our AI-driven discovery platform. We may have revenue with the AI-driven discovery platform in the future.

Research and Development Expenses (“R&D”)

Research and development expenses for the six months ended December 31, 2022 and 2021 were $5.3 million and $3.0 million, respectively, an increase of approximately $2.3 million. The increase was primarily related to increases in personnel related to a full year of operation, investment into the San Diego facility, investments into our pipeline including IBIO-101, and EGFRIII, and expenses related to our AI-driven discovery platform.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the six months ended December 31, 2022 and 2021 were approximately $12.9 million and $9.5 million, respectively, an increase of $3.4 million. The increase resulted primarily from increased headcount, an increase in consulting costs to support the portfolio of proprietary therapeutics and vaccines, offset by lower recruiting costs and travel.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the six months ended December 31, 2022, were approximately $18.2 million, compared to approximately $12.5 million in the same period of 2021.

Discontinued Operations:

On November 2, 2022, we announced our plans to divest its contract development and manufacturing organization (iBio CDMO, LLC) in order to complete its transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, we completed a workforce reduction of approximately 60% and discontinued CDMO operations.  CDMO operations are now treated as a discontinued operation on our financial statements. Losses for Discontinued Operations for the six months ended December 31, 2022 and 2021 were approximately ($33.6) million and ($8.5) million, respectively.  For the six months ended December 31, 2022, impairments included fixed assets of approximately ($17.6) million, consumables and inventory of approximately ($4.9) million, personnel costs including severance of approximately ($5.8) million, and the remaining costs were operational.

Net Loss Attributable to iBio, Inc. Stockholders from Continuing Operations

Net loss attributable to iBio, Inc. stockholders for the six months ended December 31, 2022, was ($51.7) million, or (5.54) per share. Net loss attributable to iBio, Inc. stockholders for the six months ended December 31, 2021, was approximately ($20.9) million or  ($2.40) per share.

Uses of Cash & Funding Requirements

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately ($21.6) million for the six months ended December 31, 2022. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities of approximately ($1.2) million for the six months ended December 31, 2022 attributable primarily to the redemption of debt securities of $4.9 million, the purchase of fixed assets of ($5.4) million, and ($0.7) million associated with the asset purchase of RubrYc Therapeutics, Inc. (Refer to Note 6 – Significant Transactions for details.)

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended December 31, 2022, was approximately ($1.9) million and was mainly attributable to the proceeds from the sale of common stock, offset by payments towards the term note made to Woodforest as part of Amendment 1 to the credit agreement.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of December 31, 2022, our accumulated deficit was approximately $(275.6) million and we used approximately ($21.6) million of cash for operating activities during the six months ended December 31, 2022.

We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies, through proceeds from the sale of the our CDMO entity or the facility, through the collection or proceeds from our license agreement with Fraunhofer, through potential proceeds from the sale or out-licensing of assets, and through proceeds from the sale of additional equity or other securities. The Term Loan with Woodforest and the Guaranty requires we maintain an unrestricted cash balance of $7.5 million, which limits our ability to use our funds for operations.  We are currently in default of this liquidity covenant, which default has been waived for a short period of time dependent upon us meeting certain milestones.  If we should not meet the milestones such that the default is no longer waived and if Woodforest makes a demand for the acceleration of all payments due to this default, it could result in all obligations that are guaranteed being due and payable immediately without further notice. We cannot be certain that such funding will be available on favorable terms or available at all. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

See Liquidity and Capital Resources above for further information.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2022, we were not involved in any SPE transactions.

Critical Accounting Estimates

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2022, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an on-going basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. The following accounting estimate had a material impact on the results of operations of the Company for the three and six months ended December 31, 2022.

Impairment of Fixed Assets

We monitor fixed assets for impairment indicators throughout the year.  When necessary, charges for impairments of long-lived assets are recorded for the amount by which the fair value is less than the carrying value of these assets.  Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge. Although we base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

On November 3, 2022, we announced we are seeking to divest our contract development and manufacturing organization (iBio CDMO) in order to complete its transformation into an antibody discovery and development company. Through the process of seeking to divest its contract development and manufacturing organization, we believe we are able to sell the 130,000-square-foot cGMP facility location in Bryan, Texas along with certain equipment located at the facility, including but not limited to the furniture, warehouse racks, and modular clean rooms.  The decision to divest triggered a quantitative impairment analysis of our CDMO fixed assets of the building in Bryan, Texas totaling $22.65 million and machinery and equipment totaling $13.4 million.

We utilize a market approach, using independent third-party appraisals, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the property and equipment.  We recorded an impairment charge of $6.3 million for the building and $11.3 million for the machinery and equipment in the quarter ended December 31, 2022.  The key assumption in the valuation analysis is the expected sale price of $21.1m of the Bryan, Texas facility and the associated machinery and equipment less approximate costs to sell of $2.7 million. The carrying amount of the CDMO fixed assets after impairment at December 31, 2022 was $18.5 million. We may have to record a further, potentially material, impairment to carrying amount of this asset group if we do not realize a sale transaction for the expected amount of $21.1 million less costs to sell in the near term.

Impairment of Indefinite-Lived Intangible Assets

For indefinite life intangible assets, we perform an impairment test annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge. Although we base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

We tested for impairment of the IBIO-101 therapeutic technology (or “IP”), classified as an indefinite-lived intangible asset, which had a carrying amount of $5 million at December 31, 2022. The key impairment trigger was the decline in the Common Stock price over the month of December 2022. We did not record an impairment charge to the IP as of December 31, 2022. However, we will continue to monitor the value of the IP, since we believe it is at risk for impairment. The primary impairment indicators that may arise in the near future are (1) any sustained decline in our common stock market price and (2) FDA decisions on similar competing technologies that are applying for Phase 1 approval.

The December 31, 2022 impairment analysis on the IP is considered a critical accounting estimate because it entailed management preparing highly uncertain cash flow projections and valuation assumptions of significant complexity and subjectivity. One fair value indicator was developed using a discounted cash flow (“DCF”) analysis, where the most subjective assumptions were the estimated probability of obtaining Phase 1 approval of the IBIO-101 technology from the FDA of 65% and a discount rate of 12%. These two key assumptions remained the same with those we included in our June 30, 2022 impairment analysis for the IP. We provide the following quantitative sensitivity analysis only to allow our investors to obtain a better understanding of the degree and direction of potential material change in the fair value estimate developed using the DCF approach:

●	A hypothetical increase in the discount rate to 15% alone (all other assumptions kept constant) would not lead to an impairment of the intangible. However, a hypothetical increase in the discount rate to 16% would lead to an impairment of $1 million to the intangible.
●	A decrease in the estimated probability of clearing Phase 1 FDA approval to 45% (all other assumptions kept constant) would not lead to an impairment of the intangible. However, a hypothetical decrease in the estimated probability of clearing Phase 1 FDA approval to 35% would lead to an impairment charge of $1.4 million to the intangible.

A second fair value indicator was developed using a market approach.  We reviewed public pharma/biotech company acquisitions & mergers completed from 2018-2023 with deal value less than $1 billion from the GlobalData database. The equity premium observed in merger and acquisition transactions that closed during 2022 for similar therapeutic technologies was in the 50% to 125% range. We selected an equity market premium of 100% as the most appropriate assumption at December 31, 2022, which was consistent with the 20-day median premium of the comparable pulled. A hypothetical decrease in the observable equity market premiums of 5% would lead to the estimated fair value attributable to the IP under the market approach to decline materially and result in an approximate $1 million impairment amount.

We continue to operate in a highly competitive environment, rising interest rates (and cost of capital) and experiences liquidity challenges. Accordingly, we may have to adjust our cash flow projections and valuation assumptions in the near future to account for market trends and any changes to our research and development plans. Any such future adjustments may lead to material future impairments in the IP and other related assets.

Our remaining critical accounting estimates remain consistent with the information disclosed in the same section in our last annual report on Form 10-K for the year ended June 30, 2022.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our interim Principal Executive Officer and interim Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our interim Principal Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not subject to any material legal proceedings.  From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations.  We are not currently a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on our business.  Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact the Company’s liquidity. In an effort to improve liquidity and runway, we recently announced that we were selling our CDMO business and facility, reducing our work force by approximately 60%, and ceasing operations of our CDMO, thereby reducing annual spend on expenses by approximately 50%. Potential options being considered to further increase liquidity include lowering our expenses further, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from capital markets, grant revenue or collaborations, or a combination thereof.

Our cash, cash equivalents and investments in debt securities of $9.9 million as of December 31, 2022, is not anticipated to be sufficient to support our operations for at least 12 months from the date of the filing of this Quarterly Report on Form 10-Q unless we reduce our burn rate further or increase our capital. Regardless of whether we are able to reduce our burn rate or sell or out-licensing of certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan.

There can be no assurance that we will be able to sell the CDMO assets or that if we are able to do so that we do so on favorable terms or that he exploration of potential options will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. Although we expect to be able to sell the CDMO assets in 2023, no guaranteed timetable has been established for the completion of this process, and we do not expect to disclose developments unless and until we have a material update to provide or the Board of Directors has concluded that disclosure is appropriate or required. If we determine to change our business strategy, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of December 31, 2022, we have an accumulated deficit of ($275.6) million. In addition, our projections regarding our cash runway are based upon certain assumptions, including that payments owed to us under outstanding notes receivable are paid at maturity.  Accordingly, these assumptions are based upon the financial positions of the parties from which we are owed payments, for which there can be no guarantee.

We held cash, cash equivalents and investments in debt securities of $9.9 million as of December 31, 2022. Based on current trends and activities, there is significant doubt that we can continue as a going concern through the third quarter of fiscal year 2023. We have announced that we have implemented and are continuing to implement cost savings measures to expand our cash runway, the implementation of which will impact our liquidity, but these measures alone will not be sufficient to provide the financing needed to meet our long term goals. Potential options being considered to increase liquidity include further lowering our expenses through decreasing spending and focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates or parts of the business, raising money from capital markets, grant revenue or collaborations, or a combination thereof. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. We believe based on input from expert advisors, that it is likely we will be able to implement one or more options that will extend our cash runway for 12 months or more from the date of the filing of this Quarterly Report on Form 10-Q. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our condensed consolidated financial statements as of and for the period ended December 31, 2022, have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended June 30, 2022 with respect to this uncertainty. If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives or initiate steps to cease operations.

We need additional funding to fully execute our business plan, which funding may not be available on commercially acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate the commercialization of our development and manufacturing services and efforts for our product development programs.

Even if we are able to sell the CDMO assets or the facility upon favorable terms, we will need additional capital to fully implement our current long-term business, operating and development plans as we do not anticipate that any of our product candidates will generate revenue in the next few years, if at all. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially.

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

There is no assurance that iBio CDMO or we will generate sufficient revenue or raise sufficient capital to be able to make the required principal payment under the Term Loan in the principal amount of $16,125,000 that iBio CDMO entered into with Woodforest National Bank (“Woodforest”). The Term Loan with Woodforest is secured by (a) a leasehold deed of trust on our sole manufacturing facility (the “Facility”), (b) a letter of credit issued by JPMorgan Chase Bank and (c) a first lien on all assets of iBio CDMO including the Facility.  We have also guaranteed the payment of all iBio CDMO’s obligations under the Credit Agreement. In addition, pursuant to the terms of the Credit Agreement, as amended, we are currently obligated to make a cash payment to Woodforest of (i) $5.1 million within two (2) Business Days (as defined in the Credit Agreement) upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them, (ii) $250,000 per month for a six-month period commencing October 2022 through March 2023, and (iii) $22,375.  In January 2023, the Company’s unrestricted cash decreased below the required $7,500,000, which created an event of default under the Credit Agreement and Guaranty, as a result of not complying with the Liquidity Covenant. As a result, on February 9, 2023, we and Woodforest amended the Credit Agreement (the “Second Amendment”) to: (i) waive any current or prior default of the Liquidity Covenant until a period specified in such amendment which is dependent upon the occurrence of a specific milestone in the Credit Agreement, (ii) in addition to our unrestricted cash, until such period dependent upon the occurrence of a specific milestone in the Credit Agreement, we can account for all amounts owed to us by Fraunhofer as part of our legal settlement with them (see Note 19 – Fraunhofer Settlement for more information) in determining whether we are in compliance with the Liquidity Covenant, (iii) permit us to sell certain equipment located at the Facility, whereby forty percent (40%) of the net proceeds will be paid to Woodforest within ten (10) days following the end of the month of when the sales occurred, and (iv) remove any affirmative obligation on the part of the iBio CDMO to continue conducting its primary business. If we fail to meet the specific milestone as set forth in the Second Amendment to the Credit Agreement, as described above, the Liquidity Covenant would no longer be waived and we would be in default of the

Credit Agreement, as amended due to our failure to meet the Liquidity Covenant and Woodforest could accelerate our payment obligations owed to them.  If we fail to successfully extend our cash runway via strategic options or other alternatives as described, we would be in violation of the Liquidity Covenant in March 2023.  If we or iBio CDMO fails to comply with the terms of the Term Loans and/or the related agreements, including the affirmative and negative covenants contained therein and fails to meet the milestone set forth above at a time when it does not have sufficient unrestricted cash to satisfy the requisite amount of the unrestricted cash covenant, Woodforest could declare a default, accelerate the payment of all amounts owed by us to Woodforest and if the default were to remain uncured, Woodforest would have the right to proceed against any or all of the collateral securing their Term Loan. Our failure to make such payments when due could result in our loss of the Facility. The Credit Agreement with Woodforest originally included an affirmative covenant that required us to provide to Woodforest within 120 days of our fiscal year end, our financial statements, audited by independent certified public accountants without a “going concern” qualification. The financial statements for the year ended June 30, 2022 include a qualification that raises substantial doubt about our ability to continue as a going concern.  As a result, without the amendment to the Credit Agreement, we would have been in violation of the covenant after the expiration of the cure period.

Covenant restrictions in the Credit Agreement, as amended, may limit our ability to operate our business.

The Credit Agreement with Woodforest contains, and our future indebtedness agreements may contain covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. The Credit Agreement, as amended, currently requires maintaining $7,500,000 of unrestricted cash and cash equivalents (with the ability to lower the liquidity covenant to $5,000,000 upon the occurrence of a milestone detailed in the Credit Agreement, as amended) and restricts iBio CDMO’s ability to:

●	incur, assume or guarantee additional Debt (as defined in the Credit Agreement);

●	repurchase capital stock;

●	make other restricted payments including, without limitation, paying dividends and making investments;

●	sell or otherwise dispose of assets other than as specified in the Credit Agreement, as amended.

If our acquired intangible assets become impaired, we may be required to record a significant charge to earnings.

We regularly review acquired intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. We test indefinite-lived intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of the intangible assets may not be recoverable, include: macroeconomic conditions, such as deterioration in general economic conditions; industry and market considerations, such as deterioration in the environment in which we operate; cost factors, such as increases in labor or other costs that have a negative effect on earnings and cash flows; our financial performance, such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods; the decision not to further develop certain pipeline assets; other relevant entity-specific events, such as changes in management, key personnel, strategy, or customers; and sustained decreases in share price.

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

We have experienced turnover in our senior management team, and the loss of one or more of our executive officers or key employees or an inability to attract and retain highly skilled employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. We have in the past and may in the future experience changes in our executive management team resulting from the departure of executives, which may be disruptive to our business. To continue to develop our pipeline and execute our strategy, we also must attract and retain highly skilled personnel in our industry.

Item 5. Other Information.

In January 2014, we entered into a license agreement with the University of Pittsburgh whereby we acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology") which license agreement was amended in August 2016 and again in December 2020 and February 2022. The license agreement provides for payment by us of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the University, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, we have agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, we successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing an Investigational New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially was required to be met by December 1, 2015, and on November 2, 2020, was extended to be required to be met by December 31, 2021 and on February 8, 2022 was further extended to December 31, 2023. In addition, the amounts of the annual license maintenance fee and payment upon completion of various regulatory milestones were amended.  On February 14 2023, we provided notification to the University of Pittsburgh terminating the license agreement. Accordingly, we recorded a full impairment of the related intangible asset associated with IBIO-100 in the amount of $25,000.

On February 9, 2023, we and Woodforest entered into the Second Amendment to the Credit Agreement which amended the Credit Agreement to: (i) waive any current or prior default of the Liquidity Covenant until such period dependent upon the occurrence of a specific milestone in the Credit Agreement, (ii) in addition to our unrestricted cash, until a period specified in such amendment which is dependent upon the occurrence of a specific milestone in the Credit Agreement, we can account for all amounts owed to us by Fraunhofer as part of our legal settlement with them (see Note 19 – Fraunhofer Settlement for more information) in determining whether we are in compliance with the Liquidity Covenant, (iii) permit us to sell certain equipment located at the Facility, whereby forty percent (40%) of the net proceeds will be paid to Woodforest within ten (10) days following the end of the month of when the sales occurred, and (iv) remove any affirmative obligation on the part of the iBio CDMO to continue conducting its primary business. If we fail to meet the specific milestone in the Credit Agreement, we could be in default of the Credit Agreement.

Item 6.  Exhibits.

HIDDEN_ROW
Exhibit No.	Description

3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 – File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2018 – File No. 001-35023)

3.3

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 – File No. 001-35023)

3.4

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022 – File No. 000-53125)

3.5

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2022 – File No. 001-35023)

10.1

Separation Agreement and General Release, dated December 1, 2022, by and between iBio, Inc. and Thomas Isett (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2022 – File No.  )

10.2*	Second Amendment to Credit Agreement dated February 9, 2023 by and between iBio, Inc. and Woodforest National Bank

10.3+*	Special Incentive Bonus Agreement dated January 26, 2023 by and between iBio, Inc. and Martin Brenner

10.4+*	Special Incentive Bonus Agreement dated January 26, 2023 by and between iBio, Inc. and Felipe Duran

31.1*

Certification of Periodic Report by Principal Executive Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Periodic Report by Principal Financial Officer Pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Periodic Report by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Periodic Report by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation*

101.DEF	Inline XBRL Taxonomy Extension Definition*

101.LAB	Inline XBRL Taxonomy Extension Labeled*

101.PRE	Inline XBRL Taxonomy Extension Presentation*

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

*   Filed herewith.

+ Certain portions of this exhibit indicated therein by [**] have been omitted in accordance with Item 601(b)(10) of Regulation 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: February 14, 2023	/s/ Marc Banjak
Marc Banjak
General Counsel and Corporate Secretary Principal Executive Officer

Date: February 14, 2023	/s/ Felipe Duran
Felipe Duran
Interim Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer