Form 10-Q
period 2023-03-31
iBio, Inc.
filed 2023-05-15
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(979) 446-0027

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	IBIO	NYSE American

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of May 10, 2023: 16,798,014

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	June 30,
	2023	2022
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$6,562	$22,676
Investments in debt securities	—	10,845
Accounts receivable - trade	70	1,000
Subscription receivable	260	—
Settlement receivable - current portion	—	5,100
Convertible promissory note receivable and accrued interest	912	—
Prepaid expenses and other current assets	921	1,549
Current assets held for sale	18,368	3,900
Total Current Assets	27,093	45,070

Restricted cash	3,253	5,996
Convertible promissory note receivable and accrued interest	775	1,631
Finance lease right-of-use assets, net of accumulated amortization	678	—
Operating lease right-of-use asset	2,786	3,068
Fixed assets, net of accumulated depreciation	4,358	1,373
Intangible assets, net of accumulated amortization	5,393	4,851
Security deposits	50	29
Prepaid expenses - noncurrent	—	74
Noncurrent assets held for sale	—	37,314
Total Assets	$44,386	$99,406

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,013	$4,264
Accrued expenses	3,821	3,764
Finance lease obligations - current portion	265	—
Operating lease obligation - current portion	377	91
Equipment financing payable - current portion	156	—
Term note payable - net of deferred financing costs	13,700	22,161
Contract liabilities	—	100
Current liabilities related to assets held for sale	1,944	56
Total Current Liabilities	22,276	30,436

Finance lease obligations - net of current portion	422	—
Operating lease obligation - net of current portion	3,225	3,514
Equipment financing payable - net of current portion	283	—
Accrued expenses - noncurrent	791	—
Noncurrent liabilities related to assets held for sale	—	1,971

Total Liabilities	26,997	35,921

Stockholders' Equity
Series 2022 Convertible Preferred Stock - $0.001 par value; 1,000,000 shares authorized; 0 and 1,000 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	—	—
Common Stock - $0.001 par value; 275,000,000 shares authorized at March 31, 2023 and June 30, 2022; 15,818,149 and 8,727,158 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	16	9
Additional paid-in capital	300,280	287,619
Accumulated other comprehensive loss	—	(213)
Accumulated deficit	(282,907)	(223,930)
Total Stockholders’ Equity	17,389	63,485
Total Liabilities and Stockholders' Equity	$44,386	$99,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

Revenues	$—	$1,800	$—	$1,884

Operating expenses:
Research and development	2,644	3,272	7,971	6,265
General and administrative	3,525	5,316	16,407	14,863
Total operating expenses	6,169	8,588	24,378	21,128

Operating loss	(6,169)	(6,788)	(24,378)	(19,244)

Other income (expense):
Interest expense	(35)	—	(66)	—
Interest income	23	40	163	111
Loss on sale of debt securities	(98)	—	(98)	—
Royalty income	—	2	—	7
Total other income (expense)	(110)	42	(1)	118

Consolidated net loss from continuing operations	(6,279)	(6,746)	(24,379)	(19,126)
Net loss attributable to noncontrolling interest	—	—	—	1
Net loss attributable to iBio, Inc. from continuing operations	(6,279)	(6,746)	(24,379)	(19,125)

Preferred stock dividends - iBio CDMO Tracking Stock	—	—	—	(88)
Net loss available to iBio, Inc. stockholders from continuing operations	(6,279)	(6,746)	(24,379)	(19,213)

Loss from discontinued operations	(1,015)	(5,644)	(34,598)	(14,124)

Net loss available to iBio, Inc. stockholders	$(7,294)	$(12,390)	$(58,977)	$(33,337)

Comprehensive loss:
Consolidated net loss	$(7,294)	$(12,390)	$(58,977)	$(33,250)
Other comprehensive income (loss) - unrealized gain (loss) on debt securities	134	(103)	180	(131)
Other comprehensive income - foreign currency adjustment	33	—	33	—

Comprehensive loss	$(7,127)	$(12,493)	$(58,764)	$(33,381)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - continuing operations	$(0.47)	$(0.77)	$(2.30)	$(2.20)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - discontinued operations	$(0.08)	$(0.65)	$(3.27)	$(1.62)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - total	$(0.55)	$(1.42)	$(5.57)	$(3.82)

Weighted-average common shares outstanding - basic and diluted	13,184	8,719	10,592	8,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited; in thousands)

Nine Months Ended March 31, 2023

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of July 1, 2022	1	$—	8,727	$9	$287,619	$(213)	$(223,930)	$63,485

Capital raise	—	—	176	—	1,151	—	—	1,151
Conversion of preferred stock to common stock	(1)	—	—	—	—	—	—	—
Common stock issued - RubrYc transaction	—	—	102	—	650	—	—	650
Vesting of RSUs	—	—	1	—	—	—	—	—
Share-based compensation	—	—	—	—	1,222	—	—	1,222
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(18,130)	(18,130)

Balance as of September 30, 2022	—	$—	9,006	$9	$290,642	$(223)	$(242,060)	$48,368

Capital raise	—	—	3,366	3	3,497	—	—	3,500
Cost to raise capital	—	—	—	—	(636)	—	—	(636)
Payment for fractional shares after reverse stock split	—	—	(8)	—	(39)	—	—	(39)
Vesting of RSUs	—	—	4	—	—	—	—	—
Share-based compensation	—	—	—	—	1,127	—	—	1,127
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	56	—	56
Net loss	—	—	—	—	—	—	(33,553)	(33,553)

Balance as of December 31, 2022	—	$—	12,368	$12	$294,591	$(167)	$(275,613)	$18,823

Vesting of RSUs	—	—	28	—	—	—	—	—
Capital raise	—	—	3,422	4	4,093	—	—	4,097
Share-based compensation	—	—	—	—	1,596	—	—	1,596
Unrealized gain on debt securities	—	—	—	—	—	113	—	113
Reclassification adjustment for loss on available-for-sale debt securities realized in net income	—	—	—	—	—	21	—	21
Foreign currency translation adjustment	—	—	—	—	—	33	—	33
Net loss	—	—	—	—	—	—	(7,294)	(7,294)

Balance as of March 31, 2023	—	$—	15,818	$16	$300,280	$—	$(282,907)	$17,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited; in thousands)

Nine Months Ended March 31, 2022

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total
Balance as of July 1, 2021	—	$—	8,715	$9	$282,266	$(63)	$(173,627)	$(17)	$108,568

Exercise of stock options	—	—	3	—	77	—	—	—	77
Share-based compensation	—	—	—	—	821	—	—	—	821
Unrealized loss on debt securities	—	—	—	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	—	—	(8,939)	(1)	(8,940)

Balance as of September 30, 2021	—	$—	8,718	$9	$283,164	$(64)	$(182,566)	$(18)	$100,525

Vesting of RSUs	—	—	4	—	—	—	—	—	—
Warrant issued for Transaction	—	—	—	—	967	—	—	—	967
Acquisition of remaining portion of iBio CDMO	—	—	—	—	(68)	—	—	18	(50)
Share-based compensation	—	—	—	—	1,103	—	—	—	1,103
Unrealized loss on debt securities	—	—	—	—	—	(27)	—	—	(27)
Net loss	—	—	—	—	—	—	(11,920)	—	(11,920)

Balance as of December 31, 2021	—	$—	8,722	$9	$285,166	$(91)	$(194,486)	$—	$90,598

Vesting of RSUs	—	—	4	—	1	—	—	—	1
Cost to raise capital	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,274	—	—	—	1,274
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—
Unrealized loss on debt securities	—	—	—	—	—	(103)	—	—	(103)
Net loss	—	—	—	—	—	—	(12,390)	—	(12,390)

Balance as of March 31, 2022	—	$—	8,726	$9	$286,441	$(194)	$(206,876)	$—	$79,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Nine Months Ended
	March 31,
	2023	2022

Cash flows from operating activities:
Consolidated net loss	$(58,977)	$(33,250)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	3,945	3,198
Amortization of intangible assets	121	333
Amortization of finance lease right-of-use assets	156	587
Amortization of operating lease right-of-use assets	290	386
Depreciation of fixed assets	508	1,532
Gain on sale of fixed assets	(732)	—
Accrued interest receivable on convertible promissory note receivable	(56)	(56)
Amortization of premiums on debt securities	67	269
Loss on sale of debt securities	98	—
Amortization of deferred financing costs	160	67
Inventory reserve	4,915	—
Impairment of fixed assets	17,600	—
Impairment of intangible assets	565	—
Gain on disposition of finance lease ROU assets	(5)	—
Forgiveness of note payable and accrued interest - SBA loan	—	(607)
Settlement of revenue contract	—	(84)
Changes in operating assets and liabilities:
Accounts receivable - trade	931	(890)
Settlement receivable	5,100	5,100
Inventory	(1,015)	(3,257)
Prepaid expenses and other current assets	627	(494)
Prepaid expenses - noncurrent	74	(975)
Security deposit	(21)	(5)
Accounts payable	(481)	1,649
Accrued expenses	(18)	618
Accrued expenses - noncurrent	791	—
Operating lease obligations	(9)	(12)
Contract liabilities	(100)	(86)
Net cash used in operating activities	(25,466)	(25,977)

Cash flows from investing activities:
Purchases of debt securities	—	(5,355)
Redemption of debt securities	4,100	9,711
Sale of debt securities	6,739	—
Purchase of equity security	—	(1,760)
Additions to intangible assets	—	(4,300)
Purchases of fixed assets	(5,232)	(3,900)
Sales proceeds for fixed assets	2,100	—
Payment for RubrYc asset acquisition	(692)	—

Net cash provided by (used in) investing activities	7,015	(5,604)

Cash flows from financing activities:
Proceeds from sales of common stock	7,851	—
Payments for fractional shares after reverse stock split	(39)	—
Acquisition of noncontrolling interest	—	(50)
Proceeds from equipment financing loan	500	—
Payment of equipment financing loan	(62)	—
Payment of term note payable	(8,523)	—
Proceeds from exercise of stock options	—	77
Costs to attain term note	(22)	(322)
Payment of finance lease obligation	(144)	(5,820)
Net cash used in financing activities	(439)	(6,115)

Effect of exchange rate changes	33	—

Net decrease in cash, cash equivalents and restricted cash	(18,857)	(37,696)
Cash, cash equivalents and restricted cash - beginning	28,672	77,404
Cash, cash equivalents and restricted cash - end	$9,815	$39,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Nine Months Ended
	March 31,
	2023	2022
Schedule of non-cash activities:
Fixed assets included in accounts payable in prior period, paid in current period	$1,769	$791
Increase in finance lease ROU assets for new leases	$814	$—
Increase in finance lease obligation for new leases	$814	$—
RubrYc asset acquisition by issuance of common stock	$650	$—
Costs to raise capital paid directly from gross proceeds	$636	$—
Sales of fixed assets receivable	$460	$—
Subscription receivable	$260	$—
Cost accrued to amend term note payable	$75	$—
Unpaid fixed assets included in accounts payable	$21	$2,193
Termination of finance ROU assets including issuance of warrant	$—	$25,386
Note payable to acquire Facility	$—	$22,375
Increase in operating lease ROU assets for new lease - net of lease incentive	$—	$5,570
Settlement of revenue contract	$—	$580
Issuance of warrant for final finance lease obligation payment	$—	$217
Lease incentive for construction in progress	$—	$82
Acquisition of noncontrolling interest	$—	$18
Unrealized (gain) loss on available-for-sale debt securities	$(159)	$131
Supplemental cash flow information:
Cash paid during the period for interest	$523	$860

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Nature of Business

iBio, Inc. (“we”, “us”, “our”, “iBio”, “iBio, Inc” or the “Company”) is an Artificial Intelligence (“AI”)-driven innovator of precision antibody immunotherapies. The Company has a pipeline of innovative primarily immuno-oncology antibodies against hard-to-drug targets where it may face reduced competition and with antibodies that may be more selective. The Company plans to use its AI-driven discovery platform to continue adding antibodies against hard-to-drug targets or to work with partners on AI-driven drug development.

Therapeutics Pipeline

IBIO-101: an anti-CD25 molecule that works by depletion of immunosuppressive T-regulatory cells (“Tregs”) via antibody-dependent cellular cytotoxicity (“ADCC”), without disrupting activation of effector T-cells (“Teffs”) in the tumor microenvironment. IBIO-101 could potentially be used to treat solid tumors, hairy cell leukemia, relapsed multiple myeloma, lymphoma, or head and neck cancer. IBIO-101 is currently in the Investigational New Drug (“IND”) enabling stage. We have contracted with a contract research organization (“CRO”) to assist with the development of the manufacturing process, which includes but is not limited to process and cell line development for the production of the drug substance and drug product. IBIO-101 is strategically positioned as a fast follower to Hoffman-La Roche’s RG6292 molecule that recently released Phase 1 clinical data. While RG6292 showed signs of efficacy, especially in combination with PD-L1 monoclonal antibody, and was well tolerated, we anticipate additional clinical research will be needed to determine whether different cancer types are more efficacious than others. As a result, we have decided to pause the IND enabling studies until additional data is released on RG6292. This approach will allow us to gather more information, thoroughly evaluate the market potential and optimize our financial resources and the development plan for IBIO-101 to maximize its potential for success.

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

CD3 antibody panel: provides a range of CD3 affinities with cross-reactivity to non-human primates and increased the humanness of the antibody sequences. The antibody panel is intended to serve as one arm of T-cell-redirecting bispecific antibodies, a new class of therapeutic antibodies designed to simultaneously bind to T-cells via CD3 and to tumor cells via tumor-specific antigens or tumor-associated antigens, inducing T-cell-mediated killing of tumor cells.

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

In addition to the programs described above, the Company also has three additional early discovery programs that have the potential to advance into later stages of preclinical development and are designed to tackle hard-to-drug targets.

IBIO-100 and Endostatin E4

Our preclinical anti-fibrotic program, IBIO-100, has been undergoing a review process as part of our ongoing effort to prioritize our resources and focus on the most promising opportunities. The IBIO-100 program design is based upon work by Dr. Carol Feghali-Bostwick, Professor of Medicine at the Medical University of South Carolina and Vice-Chair of the Scleroderma Foundation. Her initial work was conducted at the University of Pittsburgh, and we have licensed the patents relevant for the continued development of the molecule from the university.  After careful consideration, in February 2023, the Company terminated all efforts on IBIO-100 anti-fibrotic program and provided a six (6) month notice of termination of the license agreement to the University of Pittsburgh, as required by the license agreement. Pursuant to the license agreement with the University of Pittsburgh, the Company’s financial obligations for the management of the patents under the license will cease on August 14, 2023, and at such time, will transition back to the University of Pittsburgh.

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

AI Drug Discovery Platform

In September 2022, the Company purchased substantially all of the assets of RubrYc Therapeutics (for a complete description of the transaction please see Note 6 – Significant Transactions). The AI Drug Discovery platform technology is designed to be used to discover antibodies that bind to hard-to-target subdominant and conformational epitopes for further development within our existing portfolio or in partnership with outside entities. The RubrYc AI platform is built upon three key technologies.

1.	Epitope Targeting Engine: A patented machine-learning platform that combines computational biology and 3D-modeling to identify molecules that mimic hard-to-target binding sites on target proteins, specifically, subdominant and conformational epitopes. The creation of these small mimics enables the engineering of therapeutic antibody candidates that can selectively bind immune and cancer cells better than ”trial and error” antibody engineering and screening methods that are traditionally focused on dominant epitopes.
2.	RubrYcHuTM Library: An AI-generated human antibody library free of significant sequence liabilities that provides a unique pool of antibodies to screen. The combination of the Epitope Targeting Engine and screening with the RubrYcHu Library has been shown to reduce the discovery time from ideation to in vivo proof-of-concept (“PoC’) by up to four months. This has the potential to enable more, and better, therapeutic candidates to reach the clinic faster.
3.	StableHuTM Library: An AI-powered sequence optimization library used to improve antibody performance. Once an antibody has been advanced to the lead optimization stage, StableHu allows precise and rapid optimization of the antibody binding regions to rapidly move a candidate molecule into the IND-enabling stage.

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

2.   Basis of Presentation

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim consolidated financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the prior year ended June 30, 2022, filed with the SEC on October 11, 2022 (the “Annual Report”), from which the accompanying condensed consolidated balance sheet dated June 30, 2022 was derived.

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

Going Concern

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about the Company's ability to continue as a going concern. In an effort to remain a going concern and increase cash reserves, the Company completed a public equity offering, reduced its work force by approximately 60% (a reduction of approximately 69 positions) in November 2022, and ceased operations of its CDMO facility thereby reducing annual spend on expenses by approximately 50%.  Additionally, in July 2022, the Company initiated the selling of the CDMO assets and facility, and since then has sold a substantial portion of the CDMO assets. (See Note 3 – Discontinued Operations for more information.) Additional potential options being considered to further increase liquidity include lowering the Company’s expenses further, focusing product development on a select number of product candidates, the sale of the CDMO, the sale or out-licensing of certain product candidates, additional equipment sales, raising money from capital markets, grant revenue or collaborations, or a combination thereof.

The Company’s cash, cash equivalents, and restricted cash of $9.8 million as of March 31, 2023, is not anticipated to be sufficient to support operations through the first quarter of Fiscal 2024 unless the Company reduces its burn rate further, sells the CDMO facility for amounts above its term note payable, or increases its capital as described above. Regardless of whether the Company is able to reduce its burn rate or sell or out-license certain assets or parts of the business, the Company will need to raise additional capital in order to fully execute its near and long-term business plan. It is the Company’s goal to implement one or more potential options described above to allow the Company to have a cash runway for at least 12 months from the date of the filing of this Quarterly Report on Form 10-Q. However, there can be no assurance that the Company will be successful in implementing any of the options that it is evaluating.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

3.   Discontinued Operations

On November 3, 2022, the Company announced it is seeking to divest its contract development and manufacturing organization (iBio CDMO, LLC) in order to complete its transformation into an antibody discovery and development company. In conjunction with the divestment, the Company commenced a workforce reduction of approximately 60% of the current Company staffing levels (a reduction of approximately 69 positions). The Company substantially completed the employee reduction by January 2, 2023. Through the process of seeking to divest its contract development and manufacturing organization, the Company continues to market for sale the 130,000-square-foot cGMP facility location in Bryan, Texas (the “Facility”). Additionally, on February 10, 2021, the Company, entered into an Auction Sale Agreement (the “Auction Sale Agreement”) with Holland Industrial Group, together with Federal Equipment Company and Capital Recovery Group LLC (collectively, the “Auctioneers”) for the sale at public auction of equipment and other tangible personal property (the “Equipment”) located at the Facility.  The Auctioneer guaranteed an amount of gross proceeds from the sale of the equipment of $2.1 million, which was paid to the Company on February 17, 2023. The auction, which commenced on March 24, 2023 and concluded on March 30, 2023, resulted in total proceeds of approximately $2.9 million.  In accordance with the Auction Sale Agreement, the Company received 80% of the excess proceeds, after Holland Industrial Group’s $0.2 million fee, which approximated $0.5 million during the fourth quarter of Fiscal 2023 and is included in prepaid and other assets as of March 31, 2023.

The Company incurred pre-tax charges of approximately $1.9 million for the employee reduction which consisted of severance obligations, continuation of salaries and benefits over a 60-day transitional period during which impacted employees remain employed but were not expected to provide active service, and other customary employee benefit payments in connection with an employee reduction.  At March 31, 2023, $0.1 million remains in accrued expenses as a current liability.  The Company recorded a charge in discontinued operations for $34.6 million for the nine months ended March 31, 2023, of which approximately $17.6 million was the result of a fixed asset impairment charge (see Note 11 – Fixed Assets for more information), approximately $4.9 million to write down inventory to its net realizable value, approximately $7.5 million of personnel costs including severance and the balance related to operational costs related to winding down the CDMO business.

As such, the results of iBio CDMO's operations are reported as discontinued operations for the three and nine months ended March 31, 2023. The Company has retrospectively recast its condensed consolidated statement of operations for the three and nine months ended March 31, 2022 presented. In addition, those assets and liabilities associated with the discontinued operations of the CDMO that the Company intends to sell have been classified as “held for sale” as of March 31, 2023. The Company has retrospectively recast its consolidated balance sheet as of June 30, 2022 for assets and liabilities held for sale. The Company has chosen not to segregate the cash flows of iBio CDMO in the consolidated statement of cash flows.  Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided below. Unless noted otherwise, discussion in the Notes to the Condensed Consolidated Financial Statements refers to the Company's continuing operations.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the loss from discontinued operations presented separately in the condensed consolidated statements of operations (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Revenues	$205	$143
Cost of goods sold	25	48
Gross profit	180	95
Operating expenses:
Research and development	837	2,278
General and administrative	929	3,211
Gain on sale of fixed assets	(732)	—
Total operating expenses	1,034	5,489

Other expenses:
Interest expense - term note payable	(158)	(249)
Other	(3)	(1)
Total other expenses	(161)	(250)

Loss from discontinued operations	$(1,015)	$(5,644)

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2023	2022
Revenues	$391	$438
Cost of goods sold	52	201
Gross profit	339	237
Operating expenses:
Research and development	6,361	5,128
General and administrative	6,165	8,659
Fixed asset impairments	17,600	—
Gain on sale of fixed assets	(732)	—
Inventory reserve	4,933	—
Total operating expenses	34,327	13,787

Other income (expenses):
Interest expense - term note payable	(606)	(372)
Interest expense - related party	—	(810)
Forgiveness of note payable and accrued interest - SBA loan	—	607
Other	(4)	1
Total other income (expenses)	(610)	(574)

Loss from discontinued operations	$(34,598)	$(14,124)

The following table presents net carrying values related to the major classes of assets that were classified as held for sale at March 31, 2023 and June 30, 2022 (in thousands):

	March 31,	June 30,
	2023	2022
Current assets:
Inventory	$—	$3,900
Operating lease right-of-use assets	1,944	—
Property and equipment, net	16,424	—
Total current assets	$18,368	$3,900

Other assets:
Property and equipment, net	$—	$35,289
Finance lease right-of-use assets	—	74
Operating lease right-of-use assets	—	1,951
Total other assets	$—	$37,314

Current liabilities:
Finance lease obligation	$—	$46
Operating lease obligation	1,944	10
Total current liabilities	$1,944	$56

Long-term liabilities:
Finance lease obligation	$—	$30
Operating lease obligation	—	1,941
Total long-term liabilities	$—	$1,971

The following table presents the supplemental disclosures related to discontinued operations for the statements of cash flows (in thousands):

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2023	2022
Depreciation expense	$273	$1,532
Amortization of finance lease right-of-use assets	20	587
Purchase of fixed assets	1,041	28,384
Fixed asset impairments	17,600	—
Inventory reserve	4,933	—
Sales proceeds of fixed assets	2,100	—
Investing non-cash transactions:
Fixed assets included in accounts payable in prior period, paid in current period	1,542	791
Unpaid fixed assets included in accounts payable	—	2,193
Sales of fixed assets receivable	460	—

4.   Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include liquidity assertions, the valuation of intellectual property and fixed assets held for sale, the incremental borrowing rate utilized in the finance and operating lease calculations, legal and contractual contingencies and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on its estimate of uncollectible amounts considering age, collection history, and other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At March 31, 2023 and June 30, 2022, the Company determined that an allowance for doubtful accounts was not needed.  The Company had accounts receivable of $426,000 at June 30, 2021.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At March 31, 2023 and June 30, 2022, the Company had no contract loss provisions.

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

For the three months ended March 31, 2022, revenue was recognized from a license agreement and for the nine months ended March 31, 2022, revenue was recognized from a license agreement and the settlement of a revenue contract.  No revenue was recognized for all other periods presented.

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

Contract assets consist primarily of the cost of project contract work performed by third parties for which the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At March 31, 2023 and June 30, 2022, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At March 31, 2023, June 30, 2022, and June 30, 2021, contract liabilities were $0, $100,000 and $423,000, respectively. The Company recognized revenue of $53,000 and $100,000 during the three and nine months ended March 31, 2023, respectively, that was included in the contract liabilities balance as of June 30, 2022 and was reported in discontinued operations. The Company recognized revenue of $52,000 and $178,000 during the three and nine months ended March 31, 2022, respectively, that was included in the contract liabilities balance as of June 30, 2021 and was reported in discontinued operations. The Company recognized revenue of $0 and $84,000 during the three and nine months ended March 31, 2022 that was included in the contract liabilities balance as of June 30, 2021 and reported as part of continuing operations.

Leases

The Company accounts for leases under the guidance of Accounting Standards Codification ("ASC") 842, Leases ("ASC 842"). The standard established a right-of-use (“ROU”) model requiring a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classified as either an operating or finance lease. The adoption of ASC 842 had a significant effect on the Company’s balance sheet, resulting in an increase in non-current assets and both current and non-current liabilities.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at March 31, 2023 and June 30, 2022 consisted of money market accounts. Restricted cash consisted of $3.0 million held within a Company account at Woodforest Bank for the term note payable (see Note 6 – Significant Transactions and Note 13 - Debt), collateral for a letter of credit obtained related to the San Diego operating lease (see Note 15 – Operating Lease Obligations) and collateral for a Company purchasing card. The Company’s bank required an additional 5% collateral held above the actual letters of credit issued for the San Diego lease and Company purchasing card. Restricted cash was approximately $3.3 million at  March 31, 2023 and $6.0 million on June 30, 2022. The reduction to the restricted cash occurred because on October 11, 2022, the Company, as part of the First Amendment to the Credit Agreement with Woodforest National Bank (“Woodforest”), paid down $5.5 million of the term loan and subsequently Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment.  In accordance with the Fourth Amendment with Woodforest, the Company deposited $3 million in a restricted account at Woodforest. (For a complete description of the transaction please see Note 6 – Significant Transactions and Note 13 - Debt).

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	March 31,	June 30,
	2023	2022
Cash and equivalents	$6,562	$22,676
Collateral held for letter of credit - term note payable	3,000	5,743
Collateral held for letter of credit - San Diego lease	198	198
Collateral held for Company purchasing card	55	55
Total cash, cash equivalents and restricted cash	$9,815	$28,672

Investments in Debt Securities

Debt investments were classified as available-for-sale. Changes in fair value are recorded in other comprehensive income (loss). Fair value was calculated based on publicly available market information. Discounts and/or premiums paid when the debt securities were acquired are amortized to interest income over the terms of the debt securities. See Note 8 – Investments in Debt Securities.

Inventory

Inventory is stated at the lower of cost or net realizable value on the first-in, first-out basis.  Inventory held is related to the CDMO business and has been classified as held for sale.  See Note 3 – Discontinued Operations for information on inventory reserved reflected in the period ended March 31, 2023.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the nine months ended March 31, 2023 and 2022, research and development expense was reported in both continuing and discontinued operations.

Right-of-Use Assets

Assets held under the terms of finance (capital) leases are amortized on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under finance (capital) leases are shown within liabilities and are analyzed between amounts falling due within and after one year. See Note 9 – Finance Lease ROU Assets and Note 14 – Finance Lease Obligations for additional information.

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

The Company accounts for definite life intangible assets at either their historical cost or allocated purchase price at asset acquisition and records amortization utilizing the straight-line method based upon their estimated useful lives. Intellectual property is amortized over 20 years. The Company reviews the carrying value of its definite life intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable.  The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount exceeds it fair value.

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

Expected volatility is based on historical volatility of the Common Stock; the expected term until exercise represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s historical exercise patterns; and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company has not paid any dividends since its inception and does not anticipate paying any dividends for the foreseeable future, so the dividend yield is assumed to be zero. In addition, the Company estimates forfeitures at each reporting period, rather than electing to record the impact of such forfeitures as they occur. See Note 18 – Share-Based Compensation for additional information.

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the insured amounts. The exposure to the Company is solely dependent upon daily balances and the strength of the financial institutions. The Company has not incurred any losses on these accounts. At March 31, 2023 and June 30, 2022, amounts in excess of insured limits were approximately $6,300,000 and $18,200,000, respectively.

Revenue

During the three months ended March 31, 2023, the Company reported no revenue from continuing operations and generated 100% of its revenue reported in discontinued operations from two customers. During the three months ended March 31, 2022, the Company reported $1.8 million of license revenue from continuing operations and generated $144,000 of revenue reported in discontinued operations from two customers.

During the nine months ended March 31, 2023, the Company reported no revenue from continuing operations and generated 100% of its revenue reported in discontinued operations from two customers. During the nine months ended March 31, 2022, the Company reported revenue from continuing operations related to a license agreement and a settlement of a revenue contract.  The Company also generated $438,000 of revenue reported in discontinued operations from six customers.

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

5.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and term note payable in the Company’s condensed consolidated balance sheets approximated their fair values as of March 31, 2023 and June 30, 2022 due to their short-term nature. The carrying value of the convertible promissory note receivable, the term note payable and finance lease obligation approximated to fair value as of March 31, 2023 and June 30, 2022 as the interest rates related to the financial instruments approximated to market value.

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

The Company initially marketed the CDMO business and during the second quarter of Fiscal 2023, changed its strategy to selling the stand-alone CDMO assets.  These assets were assessed for impairment and the analysis resulted in the expected future cash flows from the sale of the property and equipment falling below its current carrying value. The Company utilized a market approach, using independent third-party appraisals, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the property and equipment. As a result, the carrying value of the building and equipment was reduced to their estimated fair values of $16,350,000 and $2,100,000, respectively.  In the second quarter of Fiscal 2023, impairment charges were recorded in discontinued operations under general and administrative expense of $6,300,000 and $11,300,000 for the building and machinery and equipment, respectively.  The machinery and equipment were sold during the third quarter of Fiscal 2023.

The following table shows the fair value of the Company's fixed assets included in Current Assets Held For Sale measured at fair value on a non-recurring basis as of March 31, 2023 (amounts in thousands):

	March 31, 2023
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Impairments
Building in Bryan, Texas	$—	$—	$16,364	$16,364	$6,300

During the second quarter of Fiscal 2023, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company identified intellectual property, patent and licenses that would no longer be utilized and therefore were fully impaired (Level 3).  See Note 12 – Intangible Assets for additional information.

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

The Purchase and Sale Agreement

On November 1, 2021, the Purchaser entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with the Seller pursuant to which: (i) the Seller sold to Purchaser all of its rights, title and interest as the tenant in the Ground Lease Agreement (the “Ground Lease Agreement”) that it entered into with Texas A&M (the “Landlord’’) related to the property at which the Facility is located together with all improvements pertaining thereto (the “Property”), which previously had been the subject of the Sublease; (ii) the Seller sold to Purchaser all of its rights, title and interest to any tangible personal property owned by Seller and located on the Property including the Facility; (iii) the Seller sold to Purchaser all of its rights, title and interest to all licensed, permits and authorization for use of the Property; and (iv) College Station and iBio CDMO terminated the Sublease. The total purchase price for the Property, the termination of the Sublease and other agreements among the parties, and the equity described below is $28,750,000, which was paid $28,000,000 in cash and by the issuance to Seller of warrants (the “Warrant”) described below. As part of the transaction, iBio CDMO became the tenant under the Ground Lease Agreement for the Property until 2060 upon exercise of available extensions. The base rent payable under the Ground Lease Agreement, which was $151,450 for the current year, is 6.5% of the Fair Market Value (as defined in the Ground Lease Agreement) of the Property. The Ground Lease Agreement includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature.

As discussed above, iBio CDMO is being accounted for as a discontinued operation.  As such, the assets acquired and/or leased are now classified as assets held for sale on the March 31, 2023 and June 30, 2022 condensed consolidated balance sheets.

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

Collaboration, Option and License Agreement

The Company entered into an agreement with RubrYc (the “Collaboration, Option and License Agreement”) to collaborate for up to five years to discover and develop novel antibody therapeutics using RubrYc’s artificial intelligence discovery platform. The Company agreed to pay RubrYc for each Selected Compound as it achieves various milestones in addition to royalties if the Selected Compounds are commercialized.  RubrYc was also entitled to receive tiered royalties ranging from low- to mid-single digits on net sales of Collaboration Products, subject to adjustment under certain circumstances. Royalties are payable on a country-by-country and collaboration product-by-collaboration product basis until the latest to occur of: (i) the last-to-expire of specified patent rights in such country; (ii) expiration of marketing or regulatory exclusivity in such country; or (iii) ten (10) years after the first commercial sale of a product in such country, provided that no biosimilar product has been approved in such country.  With the exception of any obligations that survive the termination, the Collaboration, Option and License Agreement was terminated when the Company acquired substantially all of the assets of RubrYc in September 2022.

Stock Purchase Agreement

In connection with the entry into the Collaboration, Option and License Agreement and RTX-003 License Agreement, the Company also entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with RubrYc whereby the Company purchased a total of 2,864,345 shares of RubrYc’s Series A-2 preferred stock (“Series A-2 Preferred”) for $7,500,000.

The Company accounted for the agreements as an asset purchase and allocated the purchase price of $7,500,000 as follows:

Preferred stock	$1,760,000
Intangible assets	4,300,000
Prepaid expenses	1,440,000
$7,500,000

Subsequently after the Company acquired substantially all of the assets of RubrYc in September 2022, RubrYc ceased its operations, and accordingly, the Company recorded an impairment of the investment in the amount of $1,760,000 during the year ended June 30, 2022. The amount was recorded in the condensed consolidated statement of operations and comprehensive loss under general and administrative expense. The Company also recorded an impairment of current and non-current prepaid expense of $288,000 and $864,000, respectively, during the year ended June 30, 2022. The amount was recorded in the condensed consolidated statement of operations and comprehensive loss under research and development expense.

On September 16, 2022, the Company entered an Asset Purchase Agreement with RubrYc pursuant to which it acquired substantially all of the assets of RubrYc.  The Company issued 102,354 shares of the Common Stock to RubrYc with an approximate market value of $1,000,000 (the “Closing Shares”). Pursuant to the Asset Purchase Agreement, the shares are subject to an initial lockup period and the estimated fair value was calculated as $650,000. The Company also agreed to make potential additional payments of up to $5,000,000 upon the achievement of specified developmental milestones on or before the fifth anniversary of the closing date, payable in cash or shares of the Common Stock, at the Company’s option. In addition, the Company had advanced RubrYc $484,000 to support their operation costs during the negotiation period and incurred transaction costs totaling $208,000, which were also capitalized as part of the assets acquired.  The assets acquired include the patented AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to CCR8, EGFRvIII, MUC16, CD3 and one additional immuno-oncology candidate plus a PD-1 agonist. The Purchase Agreement contained representations, warranties and covenants of RubrYc and the Company.  The acquisition closed on September 19, 2022 after receipt of approval of the NYSE American.

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

Former CEO Departure

Effective December 1, 2022, the Company and Mr. Thomas F. Isett, the former Chief Executive Officer (the “CEO) and former member of the Board of Directors (the “Board”), agreed for Mr. Isett to resign as a member of the Board and relinquish his duties, rights and obligations as the CEO of the Company.

Separation Agreement and General Release

In connection with Mr. Isett’s resignation, the Company entered into a separation agreement and general release with Mr. Isett effective December 1, 2022 (the “Agreement”).  Pursuant to the Agreement, Mr. Isett resigned as CEO of the Company effective December 1, 2022, and will remain an employee of the Company until December 31, 2022, on which date his employment with the Company will automatically terminate.  Following Mr. Isett’s termination of employment with the Company, pursuant to the Agreement, Mr. Isett will receive the severance benefits set forth in his employment agreement, as previously disclosed by the Company, including (i) an amount equal to his current base salary in equal bi-monthly installments for twenty-four (24) months; (ii) an amount equal to a pro rata share of his target bonus for the current fiscal year; (iii) an amount equal to the target bonus in equal bi-monthly installments for the twenty-four (24) month severance period and (iv) provided that he elects continuation coverage for health insurance under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay the full cost of this benefit for up to eighteen (18) months, or if he has not obtained alternative employer-provided health coverage by the end of the eighteen (18) month COBRA subsidy period, the Company will provide him with a lump-sum cash payment equal to six (6) times the monthly amount paid by the Company for the COBRA subsidy.  The Agreement includes a general release of claims by Mr. Isett.  The Company accrued approximately $2.13 million to general and administrative expenses in the second quarter of Fiscal 2023. As of March 31, 2023, approximately $1.1 million is recorded in accrued expenses and $791,000 in accrued expenses – noncurrent.

7.   Convertible Promissory Note Receivable

On October 1, 2020, the Company entered into a master services agreement with Safi Biosolutions, Inc. (“Safi”). In addition, the Company invested $1.5 million in Safi in the form of a convertible promissory note (the "Note"). The Note bears interest at the rate of 5% per annum and is convertible into shares of Safi’s common stock (as defined). Principal and accrued interest mature on October 1, 2023.  For the three months ended March 31, 2023 and 2022, interest income amounted to $18,000. For the nine months ended March 31, 2023 and 2022, interest income amounted to $56,000. As of March 31, 2023 and June 30, 2022, the Note balance and accrued interest totaled $1,687,000 and $1,631,000, respectively.

The Company is currently renegotiating the terms of the Note with Safi, which are expected to be finalized in the fourth quarter of Fiscal 2023.  Proceeds expected to be received in the next twelve months are approximately $912,000 and accordingly, $775,000 has been classified to long term.

8.   Investments in Debt Securities

The Company did not hold any investments in debt securities at March 31, 2023. The components of investments in debt securities are as follows (in thousands):

	March 31,	June 30,
	2023	2022
Adjusted cost	$—	$11,029
Gross unrealized losses	—	(184)
Fair value	$—	$10,845

The fair value of available-for-sale debt securities, by contractual maturity, was as follows (in thousands):

	March 31,	June 30,
Fiscal period ending:	2023	2022
2023	$—	$8,054
2024	—	2,791
	$—	$10,845

Amortization of premiums paid on the debt securities amounted to $7,000 and $74,000 for the three months ended March 31, 2023 and 2022, respectively, and $67,000 and $269,000 for the nine months ended March 31, 2023 and 2022, respectively.

Realized gains on available-for-sale debt securities are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Proceeds from sale of debt securities	$5,943	$—
Cost of debt securities	6,036	—
Realized loss on sale of debt securities	$(93)	$—

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2023	2022
Proceeds from sale of debt securities	$6,739	$—
Cost of debt securities	6,837	—
Realized loss on sale of debt securities	$(98)	$—

9.   Finance Lease ROU Assets

As discussed above, the Company assumed three equipment leases as part of the RubrYc asset acquisition.  In addition, the Company leased a mobile office trailer which is classified as part of assets held for sale.  The lease was terminated in December 2022.

See Note 14 – Finance Lease Obligations for more details of the terms of the leases.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	March 31,	June 30,
	2023	2022
ROU - Equipment	$814	$—
Accumulated amortization	(136)	—
Net finance lease ROU	$678	$—

Amortization of finance lease ROU assets was approximately $68,000 and $0 for the three months ended March 31, 2023 and 2022, respectively, and $136,000 and $0 for the nine months ended March 31, 2023 and 2022, respectively.

10.   Operating Lease ROU Assets

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California.  Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000.  The net carrying amount of this ROU operating lease asset was $2,798,000 and $3,068,000 at March 31, 2023 and June 30, 2022, respectively.

Bryan, Texas

On November 1, 2021, as discussed above, iBio CDMO acquired the Facility and became the tenant under the ground lease for the Property upon which the Facility is located. Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $1,967,000. The net amount of this ROU operating lease asset is included in assets held for sale.

See Note 15 - Operating Lease Obligation for additional information.

11.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	March 31,	June 30,
	2023	2022

Building and improvements	$695	$—
Machinery and equipment	3,461	—
Office equipment and software	403	—
Construction in progress	34	1,373
	4,593	1,373
Accumulated depreciation	(235)	—
Net fixed assets	$4,358	$1,373

Depreciation expense reported in continuing operations was approximately $120,000 and $235,000 for the three and nine months ended March 31, 2023, respectively, and $0 for both the three and nine months ended March 31, 2022.

Fixed assets held for sale at March 31, 2023 and June 30, 2022 in the amount of $16,424,000 and $35,289,000, respectively, are included in assets held for sale.  The depreciation expense for the three months ended March 31, 2023 and 2022 and the nine months ended March 31, 2023 and 2022 is classified as part of loss from discontinued operations.

During the third quarter of Fiscal 2023, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company recorded an impairment charge of approximately $17.6 million for the three and nine months ended March 31, 2023, respectively.

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

On September 16, 2022, the Company entered into an Asset Purchase Agreement with RubrYc described in more detail above (see Note 6 – Significant Transactions) pursuant to which it acquired substantially all of the assets of RubrYc.  The assets acquired include the patented AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to CCR8, EGFRvIII, MUC16, CD3, and one additional immuno-oncology candidate, plus a PD-1 agonist.

In January 2014, the Company entered into a license agreement with the University of Pittsburgh whereby the Company acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology") which license agreement was amended in August 2016 and again in December 2020 and February 2022. The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing an Investigational New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially was required to be met by December 1, 2015, and on November 2, 2020, was extended to be required to be met by December 31, 2021 and on February 8, 2022, was further extended to December 31, 2023. In addition, the amounts of the annual license maintenance fee and payment upon completion of various regulatory milestones were amended. On February 14, 2023, the Company provided notification to the University of Pittsburgh terminating the license agreement. Pursuant to the termination of the license agreement with the University of Pittsburgh, the Company’s financial obligations for the management of the patents under the license will cease on August 14, 2023, and at such time, will transition back to the University of Pittsburgh. As a result of the termination of the license agreement, the Company recorded a full impairment of the related intangible asset associated with IBIO-100 in the amount of $25,000.

See Note 4 - Summary of Significant Accounting Policies for more information.

The following table reflects changes in the carrying amount of intangible assets (in thousands):

	June 30,				March 31,
	2022	Amortization	Additions	Impairments	2023
Intellectual property – gross carrying value	$3,100	$—	$400	$(3,100)	$400
Patents and licenses – gross carrying value	2,846	—	—	(2,846)	—
	5,946	—	400	(5,946)	400
Intellectual property – accumulated amortization	(2,867)	(74)	—	2,931	(10)
Patents and licenses – accumulated amortization	(2,403)	(47)	—	2,450	—
	(5,270)	(121)	—	5,381	(10)
Total definite lived intangible assets	$676	$(121)	$400	$(565)	$390

License - indefinite lived	$4,175	—	$828	—	$5,003

Total net intangible	$4,851		$1,228		$5,393

Amortization expense was approximately $5,000 and $122,000 for the three months ended March 31, 2023 and 2022, respectively. Amortization expense was approximately $121,000 and $333,000 for the nine months ended March 31, 2023 and 2022, respectively.

During the second quarter of Fiscal 2023, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company identified intellectual property, patent and licenses that will no longer be utilized and therefore were fully impaired.  The Company recorded an impairment charge in general and administrative expenses of approximately $565,000 for the nine months ended March 31, 2023.

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

On October 11, 2022, iBio CDMO and Woodforest amended the Credit Agreement to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them (the “Fraunhofer Settlement Funds”) (see Note 19 – Fraunhofer Settlement for more information), (iii) include principal payments of $250,000 per month in debt amortization for a six-month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast, (vi) reduce the liquidity covenant (the “Liquidity Covenant”) in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5.0 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ended June 30, 2022, such that the filing is acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment.

In January 2023, the Company’s unrestricted cash decreased below the required $7,500,000, which created an event of default under the Credit Agreement and Guaranty as a result of not complying with the Liquidity Covenant. As a result, on February 9, 2023, iBio CDMO and Woodforest entered into a second amendment to the Credit Agreement (the “Second Amendment”), which amended, among other things, added a milestone that had to be met by a specified date, the failure of which would be an event of default.  In addition, on February 9, 2023, the Company, as guarantor, entered into a second amendment to the Guaranty, which amended, among other things, allowed the Company to account for the Fraunhofer Settlement Funds in determining whether the Company is in compliance with the Liquidity Covenant until a specified period dependent upon the occurrence of a specific milestone in the Credit Agreement.

On February 20, 2023, iBio CDMO entered into a third amendment to the Credit Agreement (the “Third Amendment”), which removed the added milestone specified in the Second Amendment, the failure of which would be an event of default.  In addition, the Guaranty was amended to allow the Company until February 28, 2023, to account for the Fraunhofer Settlement Funds in determining whether the Company is in compliance with the Liquidity Covenant without being dependent upon a specified milestone.  In addition, the Company agreed that each time it consummates an at-the-market issuance of Equity Interests (as defined within the Credit Agreement), no later than five (5) days following such issuance of Equity Interests, it will (i) pay to Woodforest in immediately available cash funds, without setoff or counterclaim of any kind, forty percent (40%) of the Net Proceeds (as defined within the Credit Agreement) received by the Company for such issuance of Equity Interests; provided, any such payment would cease upon payment obligations in full and (ii) provide Woodforest with a detailed accounting of each such issuance of Equity Interests.

On March 24, 2023, iBio CDMO and Woodforest entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”), which within the Fourth Amendment Woodforest agreed to (i) reduce the percentage of any payment to Woodforest the Company is required to make from the proceeds of sales of its common stock under its at-the-market facility from 40% to 20%, (ii) reduce the percentage of any payment to Woodforest the Company is required to make from the proceeds of sales of its equipment from 40% to

20%, and (iii) allowed the Company to retain $2,000,000 million of the $5,100,000 million that the Company received from the Fraunhofer Settlement Funds, with the remaining $3,000,000 million being held in a Company account at Woodforest.  In addition, the Company is obligated to (y) deliver to Woodforest an executed copy of a purchase agreement (the “Purchase Agreement”) for the sale of the Facility, no later than April 14, 2023, and (z) pay to Woodforest a fee in the amount of $75,000 on the earlier of the date of the closing of the Purchase Agreement, or the Maturity Date (as defined in the Credit Agreement).  In addition, on March 24, 2023, the Company, as guarantor, entered into a fourth amendment to the Guaranty, which reduced the Liquidity Covenant from $7,500,000 to $1,000,000.

On May 10, 2023, iBio CDMO and Woodforest entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which within the Fifth Amendment Woodforest agreed to: (i) waive our obligation to deliver to Woodforest an executed copy of a Purchase Agreement for the sale of the Facility no later than April 14, 2023 and, (ii) release $500,000 of the $3.0 million being held in a Company account at Woodforest when the outstanding principal amount is reduced to $10.0 million and for each additional $2.5 million reduction of the outstanding principal amount, an additional $750,00 will be released from the Company account at Woodforest.  In addition, starting on the effective date of the Fifth Amendment, the interest on the Term Loan increased to 5.25%, and the Term Loan shall further accrue interest, payable in kind and added to the balance of the outstanding principal amount at a fixed rate per annum equal to (a) 1.00%, if the Facility is sold on or before June 30, 2023, (b) 2.00% if the Facility is sold after June 2023, but on or before September 30, 2023, or (c) 3:00%, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date.  The Company also agreed to pay Woodforest a fee in the amount of (x) $75,000 if the Facility is sold on or before June 30, 2023, (y) $100,000 if the Facility is sold after June 2023, but on or before September 30, 2023, or (x) $125,000, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company is not in negotiations on a Purchase Agreement with a potential buyer of the Facility.

At March 31, 2023, the balance of the Term Loan was $13,700,000 which consisted of the Term Note of $13,852,000, net of approximately $152,000 of deferred finance costs.  At June 30, 2022, the balance was $22,161,000 which consisted of the Term Note of $22,375,000, net of approximately $214,000 of deferred finance costs.

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research site.  The financing is payable in monthly installments of $16,230 through October 2025.  At March 31, 2023, the balance owed under the financing was $438,000.  Interest incurred under the financing for the three and nine months ended March 31, 2023 totaled approximately $12,000 and $19,000, respectively.

Future minimum payments under the finance lease obligation are due as follows (in thousands):

Fiscal period ending on March 31:	Principal	Interest	Total
2024	$156	$39	$195
2025	173	22	195
2026	110	4	114

Total minimum equipment financing payments	439	$65	$504
Less: current portion	(156)
Long-term portion of minimum equipment financing obligation	$283

Note Payable – PPP Loan

On April 16, 2020, the Company received $600,000 related to its filing under the Paycheck Protection Program (“PPP”) and Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"). The Company elected to treat the Small Business Administration (“SBA”) loans as debt under ASC 470, Debt.

On July 21, 2021, iBio was granted forgiveness in repaying the loan.  In accordance with ASC 405-20-40, Liabilities - Extinguishments of Liabilities – Derecognition, the Company derecognized the liability and accrued interest of approximately $7,000 in the first quarter of Fiscal 2022.  The forgiveness is included in loss from discontinued operations.

See Note 3 – Discontinued Operations.

14.   Finance Lease Obligations

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

General and administrative expenses related to College Station, including rent related to the increases in the Consumer Price Index (“CPI”) and real estate taxes, were approximately $0 and $250,000 for the three and nine months ended March 31, 2022, respectively. Interest expense related to College Station was approximately $0 and $810,000 for the three and nine months ended March 31, 2022, respectively. Such expenses were classified as part of loss from discontinued operations.

Equipment

As discussed above, the Company assumed three equipment leases that were accounted for as finance leases totaling $813,822 as part of the RubrYc Asset Purchase Agreement.  The monthly rental for the three leases is approximately $14,000 per month and all three expire on August 1, 2025.

Mobile Office Trailer

Commencing April 1, 2021, the Company leased a mobile office trailer that was located at the Facility in Bryan, Texas, at a monthly rental of $3,819 through March 31, 2024.  In December 2022, the Company terminated the lease and returned the mobile office trailer. Expenses related to the lease prior to its termination are included in discontinued operations.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands).

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Finance lease cost:
Amortization of ROU assets	$68	$—
Interest on lease liabilities	16	—
Total lease cost	$84	$—

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance lease	$—	$—
Financing cash flows from finance lease obligations	$62	$—

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2023	2022
Finance lease cost:
Amortization of ROU assets	$156	$—
Interest on lease liabilities	33	—
Total lease cost	$189	$—

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance lease	$—	$—
Financing cash flows from finance lease obligations	$144	$—

	March 31,		June 30,
	2023		2023
Finance lease ROU assets	$678		$—
Finance lease obligation - current portion	$265		$—
Finance lease obligation - noncurrent portion	$421		$—
Weighted average remaining lease term - finance lease	2.34	years	—	years
Weighted average discount rate - finance lease obligation	9.50%		—%

Future minimum payments under the finance lease obligation are as follows (in thousands):

Fiscal period ending on March 31:	Principal	Interest	Total
2024	$265	$54	$319
2025	292	28	320
2026	130	3	133

Total minimum lease payments	687	$85	$772
Less: current portion	(265)
Long-term portion of minimum lease obligations	$422

15.   Operating Lease Obligations

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

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Operating lease cost:	$141	$141
Total lease cost	$141	$141

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$141	$141
Operating cash flows from operating lease obligation	$103	$—

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2023	2022
Operating lease cost:	$422	$313
Total lease cost	$422	$313

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$422	$313
Operating cash flows from operating lease obligation	$154	$—

Future minimum payments under the operating lease obligation are as follows (in thousands):

Fiscal period ending on December 31:	Principal	Imputed Interest	Total
2024	$377	$249	$626
2025	424	220	644
2026	476	188	664
2027	532	151	683
2028	593	111	704
Thereafter	1,200	82	1,282

Total minimum lease payments	3,602	$1,001	$4,603
Less: current portion	(377)
Long-term portion of minimum lease obligation	$3,225

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

The Company issued 1,000 shares of Series 2022 Preferred and received proceeds of $270.  Pursuant to the terms of the preferred stock, the Company’s Board converted the Preferred Stock to 40 shares of Common Stock on July 19, 2022, on a post-split basis.

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

Reverse Stock Split

On June 30, 2022, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to affect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio of one-for-twenty-five (1:25). On September 22, 2022, the Company's Board approved the implementation of the reverse stock split of the Common Stock. As a result of the reverse stock split, every twenty-five (25) shares of the Common Stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Common Stock. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. On October 7, 2022, the Company filed a Certificate of Amendment of its Certificate of Incorporation, as amended with the Secretary of State of Delaware effecting a one-for-twenty-five (1:25) reverse stock split of the shares of the Common Stock, either issued or outstanding, effective October 7, 2022. The Common Stock began trading on a reverse split adjusted basis when the market opened Monday, October 10, 2022.

Recent issuances of Common Stock include the following:

Cantor Fitzgerald Underwriting

On November 25, 2020, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of Common Stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent.  Between July 25, 2022, and March 31, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 1,551,879 shares of Common Stock. The Company received net proceeds of approximately $2.9 million during the nine months ended March 31, 2023 and holds a subscription receivable for $260,000 at March 31, 2023 for proceeds received on April 4, 2023.

RubrYc Transaction

On September 19, 2022, the Company issued 102,354 shares valued at approximately $1,000,000 to RubrYc as part of the payment for purchasing the assets of RubrYc.

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

Vesting of Restricted Stock Units “RSUs”

On August 23, 2022, RSUs for 1,057 shares of Common Stock were vested. On December 1, 2022, RSUs for 4,120 shares of Common Stock were vested.  In addition, RSUs for 27,740 of Common Stock vested during the third quarter of Fiscal 2023.

Warrants

Bryan Capital

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

During the third quarter of Fiscal 2023, 341,300 Class A Warrants and 1,704,916 Class B Warrants were exercised.  On April 3, 2023, an additional 76,300 Class B Warrants were exercised.  The total proceeds from Class A and B Warrants exercised during the third quarter of Fiscal 2023 and on April 3, 2023 were $2,207,000.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Basic and diluted numerator:

Net loss attributable to iBio, Inc. from continuing operations	$(6,279)	$(6,746)	$(24,379)	$(19,125)
Preferred stock dividends – iBio CMO Preferred Tracking Stock	—	—	—	(88)
Net loss available to iBio, Inc. stockholders from continuing operations	$(6,279)	$(6,746)	$(24,379)	$(19,213)

Net loss available to iBio, Inc. stockholders from discontinued operations	$(1,015)	$(5,644)	$(34,598)	$(14,124)

Net loss available to iBio, Inc. stockholders - total	$(7,294)	$(12,390)	$(58,977)	$(33,337)

Basic and diluted denominator:

Weighted-average common shares outstanding	13,184	8,719	10,592	8,719

Per share amount - continuing operations	$(0.47)	$(0.77)	$(2.30)	$(2.20)
Per share amount - discontinued operations	$(0.08)	$(0.65)	$(3.27)	$(1.62)
Per share amount - total	$(0.55)	$(1.42)	$(5.57)	$(3.82)

In Fiscal year 2023 and Fiscal year 2022, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of March 31, 2023 and 2022, shares issuable which could potentially dilute future earnings were as follows:

	March 31,
	2023	2022

	(in thousands)
Stock options	457	625
Restricted stock units	443	22
Warrants	5,948	52
Shares excluded from the calculation of diluted loss per share	6,848	699

18.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development	$40	$101
General and administrative	345	1,112
Total	$385	$1,213

	Nine Months Ended
	March 31,
	2023	2022
Research and development	$96	$132
General and administrative	2,330	2,761
Total	$2,426	$2,893

In addition, share-based compensation expense included in loss from discontinued operations totaled approximately $1,211,000 and $62,000 for the three months ended March 31, 2023 and 2022, respectively, and $1,519,000 and $305,000 for the nine months ended March 31, 2023 and 2022, respectively.

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

Stock options issued

During the first quarter of Fiscal year 2023, the Company granted stock option agreements to various employees to purchase 303,869 shares of the Common Stock at exercise prices between $6.75 and $9.50 per share. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

During the first quarter of Fiscal year 2023, the Company granted a stock option agreement to a consultant to purchase 4,000 shares of the Common Stock at an exercise price of $6.75 per share. The options vest in equal monthly installments, over a period of twelve months, starting after the second month and expire on the tenth anniversary of the grant date.  During the third quarter of Fiscal year 2023, the Company terminated the consultant’s services.  As a result, none of the 4,000 shares pursuant to the stock option agreement were exercised and as such, all 4,000 shares will be forfeited.

No stock options were granted in the second or third quarter of Fiscal year 2023.

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

On November 10, 2022, as previously disclosed in relation to the Employment Agreement with Mr. Isett, the Company’s former CEO, dated April 30, 2021, the Company granted Mr. Isett RSUs to acquire 200,000 shares of Common Stock, on a post-split basis.  The RSUs vest over a three-year period commencing April 30, 2021 provided the vesting is subject to the following performance conditions: (i) submission to the U.S. Food and Drug Administration (FDA) of an Investigational New Drug (IND) application, or alternatively, if the Board approves not to file an IND, (ii) consummation of a disposition of iBio CDMO, LLC, or (iii) out-licensing, with full global rights, any of its investigational product candidates prior to the submission to the FDA an IND application.  The grant-date fair value of the RSUs totaled approximately $296,000. The performance conditions were not met and the RSUs did not vest.

On November 11, 2022, the Company granted Mr. Robert Lutz, the Company’s Chief Financial and Business Officer at the time, RSUs to acquire 100,057 shares of the Company’s Common Stock in exchange for Mr. Lutz’s agreement to continue employment with the Company through July 1, 2023.  The RSUs vest the earlier of: (i) July 1, 2023, or (ii) the successful achievement of the Company’s 2023 objectives, as defined by the Board. The grant-date fair value of the RSUs totaled approximately $175,100. Mr. Lutz resigned from the Company and was no longer an employee of the Company effective February 10, 2023; accordingly, the RSUs did not vest.

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

On March 31, 2023, the Compensation Committee (the “Committee”) of the Board of the Company approved a special equity award program pursuant to which it awarded to its employees an aggregate of 225,000 RSUs under the Company’s 2020 Omnibus Equity Incentive Plan, as amended (the “Plan”), which awards included a grant of 50,000 and 37,500 restricted stock units to each of Dr. Brenner, and Felipe Duran, the Company’s Interim, Chief Financial Officer, respectively, vesting quarterly over 12 months commencing April 1, 2023. The grant-date fair value of the RSUs totaled approximately $468,000.

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

On March 17, 2023, the Company received a payment of $5,100,000 from Fraunhofer related to the Fraunhofer Settlement Funds and in accordance with the Fourth Amendment to the Credit Agreement with Woodforest, transferred $3,000,0000 to a Company account at Woodforest on March 24, 2023.

The Company would recognize the $1.8 million of license revenue when it determines the collection of the license fees was reasonably assured in accordance with ASC 606. On February 9, 2022, the Company received the first $900,000 payment under the license agreement.  As such, the Company determined that the collection of the license fees was reasonably assured, and the Company recognized license revenue related to the license fees and recorded a receivable for the second payment in the third quarter of 2022.  The second $900,000 payment was received on February 17, 2023.

20.   Income Taxes

The Company recorded no income tax expense for the three months ended March 31, 2023 because the estimated annual effective tax rate was zero. As of March 31, 2023, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

21.  Commitments and Contingencies

CRO Agreement

On October 10, 2022, the Company entered into an agreement with a CRO for cell line development and master cell banking to produce iBio-101 in addition to process development and GMP manufacturing of iBio-101 drug substance and drug product to support GLP toxicology and Phase 1 clinical studies.  The Company has incurred costs totaling approximately $422,000 through March 31, 2023.  The Company is committed to additional costs totaling approximately $958,000 as of the date of the filing of this report.

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

22.   Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended March 31, 2023 and 2022, employer contributions made to the Plan totaled approximately $56,000 and $54,000, respectively. For the nine months ended March 31, 2023 and 2022, employer contributions made to the Plan totaled approximately $200,000 and $116,000, respectively. In addition, employer contributions included in loss from discontinued operations totaled approximately $17,000 and $41,000 for the three months ended March 31, 2023 and 2022, respectively, and approximately $129,000 and $110,000 for the nine months ended March 31, 2023 and 2022, respectively.

23.   Subsequent Events

On April 3, 2023, 76,300 Class B Warrants were exercised, which resulted in proceeds of $79,352.

Between April 3 and April 17, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 892,194 shares of Common Stock. The Company received net proceeds of approximately $1.1 million during April 2023.

On May 10, 2023, iBio CDMO and Woodforest entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which within the Fifth Amendment Woodforest agreed to: (i) waive the obligation to deliver to Woodforest an executed copy of a Purchase Agreement for the sale of the 130,000 square foot cGMP manufacturing facility in Bryan, Texas, no later than April 14, 2023 and, (ii) release $500,000 of the $3.0 million being held in a Company account at Woodforest when the outstanding principal amount is reduced to $10.0 million and for each additional $2.5 million reduction of the outstanding principal amount, an additional $750,000 will be released from the Company account at Woodforest.  In addition, starting on the effective date of the Fifth Amendment, the interest on the Term Loan increased to 5.25%, and the Term Loan shall further accrue interest, payable in kind and added to the balance of the outstanding principal amount at a fixed rate per annum equal to (a) 1.00%, if the Facility is sold on or before June 30, 2023, (b) 2.00% if the Facility is sold after June 2023, but on or before September 30, 2023, or (c) 3:00%, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date.  The Company also agreed to pay Woodforest a fee in the amount of (x) $75,000 if the Facility is sold on or before June 30, 2023, (y) $100,000 if the Facility is sold after June 2023, but on or before September 30, 2023, or (x) $125,000, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date.  After marketing the Facility with a real estate firm for approximately six months, in May 2023, the Company entered into a new agreement with a new global commercial real estate firm to remarket the Facility.  As of the date of the filing of this Quarterly Report on Form 10-Q, the Company is not in negotiations on a Purchase Agreement with a potential buyer of the Facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in our Annual Report on Form 10-K for the year ended June 30, 2022, as filed with the SEC on October 11, 2022 (the “Annual Report”). Unless the context requires otherwise, references in this Report to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

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

Therapeutics Pipeline

IBIO-101: an anti-CD25 molecule that works by depletion of immunosuppressive T-regulatory cells (“Tregs”) via antibody-dependent cellular cytotoxicity (“ADCC”), without disrupting activation of effector T-cells (“Teffs”) in the tumor microenvironment. IBIO-101 could potentially be used to treat solid tumors, hairy cell leukemia, relapsed multiple myeloma, lymphoma, or head and neck cancer. IBIO-101 is currently in the Investigational New Drug (“IND”) enabling stage. We have contracted with a contract research organization (“CRO”) to assist with the development of the manufacturing process, which includes but is not limited to process and cell line development for the production of the drug substance and drug product. IBIO-101 is strategically positioned as a fast follower to Hoffman-La Roche’s RG6292 molecule that recently released Phase 1 clinical data. While RG6292 showed signs of efficacy, especially in combination with PD-L1 monoclonal antibody, and was well tolerated, we anticipate additional clinical research will be needed to determine whether different cancer types are more efficacious than others. As a result, we have decided to pause the IND enabling studies until additional data is released on RG6292. This approach will allow us to gather more information, thoroughly evaluate the market potential and optimize our financial resources and the development plan for IBIO-101 to maximize its potential for success.

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

CD3 antibody panel: provides a range of CD3 affinities with cross-reactivity to non-human primates and increased the humanness of the antibody sequences. The antibody panel is intended to serve as one arm of T-cell-redirecting bispecific antibodies, a new class of therapeutic antibodies designed to simultaneously bind to T-cells via CD3 and to tumor cells via tumor-specific antigens or tumor-associated antigens, inducing T-cell-mediated killing of tumor cells.

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

In addition to the programs described above, the Company also has three additional early discovery programs that have the potential to advance into later stages of preclinical development and are designed to tackle hard-to-drug targets.

IBIO-100 and Endostatin E4

Our preclinical anti-fibrotic program, IBIO-100, has been undergoing a review process as part of our ongoing effort to prioritize our resources and focus on the most promising opportunities. The IBIO-100 program design is based  upon work by Dr. Carol Feghali-Bostwick, Professor of Medicine at the Medical University of South Carolina and Vice-Chair of the Scleroderma Foundation. Her initial work was conducted at the University of Pittsburgh, and we have licensed the patents relevant for the continued development of the molecule from the university.  After careful consideration, in February 2023, we terminated all efforts on IBIO-100 anti-fibrotic program and provided a six (6) month notice of termination of the license agreement to the University of Pittsburgh, as required by the license agreement. Pursuant to termination of the license agreement with the University of Pittsburgh, our financial obligations for the management of the patents under the license will cease on August 14, 2023, and at such time, will transition back to the University of Pittsburgh.

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

AI Drug Discovery Platform

In September 2022, we purchased substantially all of the assets of RubrYc Therapeutics (for a complete description of the transaction please see Note 6 – Significant Transactions). The AI Drug Discovery platform technology is designed to be used to discover antibodies that bind to hard-to-target subdominant and conformational epitopes for further development within our existing portfolio or in partnership with outside entities. The RubrYc AI platform is built upon three key technologies.

1.	Epitope Targeting Engine: A proprietary machine-learning platform that combines computational biology and 3D-modeling to identify molecules that mimic hard-to-target binding sites on target proteins, specifically, subdominant and conformational epitopes. The creation of these small mimics enables the engineering of therapeutic antibody candidates that can selectively bind immune and cancer cells better than ”trial and error” antibody engineering and screening methods that are traditionally focused on dominant epitopes.
2.	RubrYcHuTM Library: An AI-generated human antibody library free of significant sequence liabilities that provides a unique pool of antibodies to screen. The combination of the Epitope Targeting Engine and screening with the RubrYcHu Library has been shown to reduce the discovery time from ideation to in vivo proof-of-concept (PoC) by up to four months. This has the potential to enable more, and better, therapeutic candidates to reach the clinic faster.
3.	StableHuTM Library: An AI-powered sequence optimization library used to improve antibody performance. Once an antibody has been advanced to the lead optimization stage, StableHu allows precise and rapid optimization of the antibody binding regions to rapidly move a candidate molecule into the IND-enabling stage.

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

On February 20, 2023, we and Woodforest entered into a third amendment to the Credit Agreement (the “Third Amendment”), which removed the added milestone specified in the Second Amendment, the failure of which would be an event of default.  In addition, the Guaranty was amended to allow us until February 28, 2023, to account for the Fraunhofer Settlement Funds in determining whether we are in compliance with the Liquidity Covenant without being dependent upon a specified milestone.  In addition, we agreed that each time we consummate an at-the-market issuance of Equity Interests (as defined within the Credit Agreement), no later than five (5) days following such issuance of Equity Interests, we will (i) pay to Woodforest in immediately available cash funds, without setoff or counterclaim of any kind, forty percent (40%) of the Net Proceeds (as defined within the Credit Agreement) received by us for such issuance of Equity Interests; provided, any such payment would cease upon payment obligations in full and (ii) provide Woodforest with a detailed accounting of each such issuance of Equity Interests.

On March 24, 2023, we and Woodforest entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”), which within the Fourth Amendment Woodforest agreed to (i) reduce the percentage of any payment to Woodforest we are required to make from the proceeds of sales of its common stock under its at-the-market facility from 40% to 20%, (ii) reduce the percentage of any payment to Woodforest we are required to make from the proceeds of sales of its equipment from 40% to 20%, and (iii) allow us to retain $2,000,000 million of the $5,100,000 million that the Company received from the Fraunhofer Settlement Funds, with the remaining $3,000,000 million being held in a Company account at Woodforest.  In addition, we are obligated to (y) deliver to Woodforest an executed copy of a purchase agreement (the “Purchase Agreement”) for the sale of the 130,000 square foot cGMP manufacturing facility in Bryan, Texas (“Facility”), no later than April 14, 2023, and (z) pay to Woodforest a fee in the amount of $75,000 on the earlier of the date of the closing of the Purchase Agreement, or the Maturity Date (as defined in the Credit Agreement).  In addition, on March 24, 2023, we entered into a fourth amendment to the Guaranty, which reduced the Liquidity Covenant from $7,500,000 to $1,000,000.

On May 10, 2023, we and Woodforest entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which within the Fifth Amendment Woodforest agreed to: (i) waive our obligation to deliver to Woodforest an executed copy of a Purchase Agreement for the sale of the Facility no later than April 14, 2023 and, (ii) release $500,000 of the $3.0 million being held in a Company account at Woodforest when the outstanding principal amount is reduced to $10.0 million and for each additional $2.5 million reduction of the outstanding principal amount, an additional $750,00 will be released from the Company account at Woodforest.  In addition, starting on the effective date of the Fifth Amendment, the interest on the Term Loan increased to 5.25%, and the Term Loan shall further accrue interest, payable in kind and added to the balance of the outstanding principal amount at a fixed rate per annum equal to (a) 1.00%, if the Facility is sold on or before June 30, 2023, (b) 2.00% if the Facility is sold after June 2023, but on or before September 30, 2023, or (c) 3:00%, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date.  The Company also agreed to pay Woodforest a fee in the amount of (x) $75,000 if the Facility is sold on or before June 30, 2023, (y) $100,000 if the Facility is sold after June 2023, but on or before September 30, 2023, or (x) $125,000, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date. After marketing the Facility with a real estate firm for approximately six months, in May 2023, we entered into an agreement with a global commercial real estate firm to market the Facility. As of the date of the filing of this Quarterly Report on Form 10-Q, we are not in negotiations on a Purchase Agreement with a potential buyer of the Facility.

Liquidity and Capital Resources

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company's ability to continue as a going concern. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended June 30, 2022 with respect to this uncertainty.

In an effort to remain a going concern and increase cash reserves, we completed a public offering in December 2022, reduced our work force by approximately 60% (a reduction of approximately 69 positions) in November 2022, and ceased operations of our CDMO facility thereby reducing annual spend on expenses by approximately 50%. Additionally, we continue our efforts to sell our CDMO assets and facility that were initiated by management in July 2022; however, there can be no assurance that we will be successful in selling the CDMO assets and facility at favorable prices, if at all. (See Note 3 – Discontinued Operations for more information.) Additional potential options being considered to further increase liquidity include lowering our expenses further, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, sell the CDMO, equipment sales, raising money from capital markets, grant revenue or collaborations, or a combination thereof.

During the first quarter of Fiscal year 2023, we completed at-the-market offerings and sold 175,973 shares of Common Stock. We received net proceeds of approximately $1.2 million. During the second quarter of Fiscal year 2023, we completed a public offering and raised gross proceeds of approximately $3.5 million selling an aggregate of 3,365,385 shares of its common stock (or pre-funded warrants in lieu thereof), Series A warrants to purchase up to 3,870,192 shares of common stock and Series B warrants to purchase up to 3,870,192 shares of common stock. Subsequently after the public offering, during the third quarter of Fiscal year 2023, 341,300 Class A Warrants and 1,704,916 Class B Warrants were exercised. On April 3, 2023, an additional 76,300 Class B Warrants were exercised.  The total proceeds from Class A and B Warrants exercised during the third quarter of Fiscal 2023 and on April 3, 2023 were $2,207,000. Also, during the third quarter of Fiscal year 2023, we completed at-the-market offerings and sold 1,375,906 shares for which we received approximately $2.0 million.  Additionally, between April 3 and April 17, 2023, we completed at-the-market offerings and sold 892,194 shares of which we received approximately $1.1 million. (See Note 16 – Stockholder’s Equity for more information.)

Our cash, cash equivalents and restricted cash of $9.8 million as of March 31, 2023, is not anticipated to be sufficient to support operations through the first quarter of fiscal year 2024, unless we further reduce our burn rate, sell the CDMO assets or the facility for amounts above the debt on the facility, or increase our capital as described above. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. It is our goal to implement one or more potential options described above to allow us to have a cash runway for at least 12 months from the date of the filing of this Quarterly Report on Form 10-Q. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our liquidity and operations could also be impacted by our obligations under the Woodforest Credit Agreement. As described in detail in Section 6. Significant Transactions, to avoid violating the Liquidity Covenant associated with the parent guarantee of the debt we need to pay off the debt through the sale of the facility or we need to raise additional capital.

Results of Operations - Comparison of the three months ended March 31, 2023 and 2022

Revenue

Revenue from the CDMO operations is now included in discontinued operations and not broken out separately on the financial statements. Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue and ii) on our AI-driven discovery platform. We may have revenue with the AI-driven discovery platform in the future. Revenue for the three months ended March 31, 2022 was related to a licensing agreement.

Research and Development Expenses (“R&D”)

R&D expenses for the three months ended March 31, 2023 and 2022 were $2.6 million and $3.3 million, respectively, a reduction of approximately ($0.7) million. The decrease in R&D expenses is mainly due to certain tasks and assays being performed in-house which were previously outsourced, and a decrease in spending for consultants or outside services.

General and Administrative Expenses (“G&A”)

G&A expenses for the three months ended March 31, 2023 and 2022 were approximately $3.5 million and $5.3 million, respectively, a decrease of ($1.8) million. The decrease in expenses is primarily attributable to the reduction in personnel costs, a decrease in spending for consultants or outside services, and reduced amortization of intangible assets impaired during Q2 of Fiscal year 2023.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended March 31, 2023 were approximately $6.2 million, compared to approximately $8.6 million in Fiscal year 2022.

Discontinued Operations

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO, LLC) in order to complete its transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, we completed a workforce reduction of approximately 60% and discontinued CDMO operations.  CDMO operations remain treated as a discontinued operation on our financial statements. Losses for Discontinued Operations for the three months ended March 31, 2023 and 2022 were approximately ($1.0) million and ($5.6) million, respectively.  In the three months ended March 31, 2023, we had a reduction in consumable supplies expenses of approximately ($1.1) million, decrease of approximately ($1.1) million for consultants and outside services, decrease in depreciation expense of ($0.7) million, decrease in personnel costs ($0.6) million and a net gain of approximately $0.5 million from auction of machinery and equipment.

Net Loss Available to iBio, Inc. Stockholders

Net loss available to iBio, Inc. stockholders for the three months ended March 31, 2023 was ($7.3) million, or ($0.55) per share. Net loss available to iBio, Inc. stockholders for the three months ended March 31, 2022 was approximately ($12.4) million or ($1.42) per share.

Results of Operations - Comparison of the nine months ended March 31, 2023 and 2022

Revenue

Revenue from the CDMO operations is now included in discontinued operations and not broken out separately on the financial statements. Revenue was otherwise immaterial. Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue and ii) on our AI-driven discovery platform. We may have revenue with the AI-driven discovery platform in the future. Revenue for the nine months ended March 31, 2022 was mainly related to a licensing agreement.

Research and Development Expenses (“R&D”)

R&D expenses for the nine months ended March 31, 2023 and 2022 were $8.0 million and $6.3 million, respectively, an increase of approximately $1.7 million. The increase was primarily driven by the investments into our pipeline including IBIO-101, CCR8, and EGFRvIII, and the expansion of our AI-driven discovery platform to include increases in R&D personnel at the San Diego facility, increased spend on lab supplies, lab equipment/maintenance, and facility rent for the San Diego team.  This increase was partially offset by a reduction in spending on consultants and outside services.

General and Administrative Expenses (“G&A”)

G&A expenses for the nine months ended March 31, 2023 and 2022 were approximately $16.4 million and $14.9 million, respectively, an increase of $1.5 million. The increase is primarily from the increase in personnel costs for severance and retention expenses offset by a reduction in spending for legal and consulting fees.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the nine months ended March 31, 2023, were approximately $24.4 million, compared to approximately $21.1 million in the same period of 2022.

Discontinued Operations

On November 2, 2022, we announced our plans to divest its contract development and manufacturing organization (iBio CDMO, LLC) in order to complete its transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, we completed a workforce reduction of approximately 60% and discontinued CDMO operations.  CDMO operations are now treated as a discontinued operation on our financial statements. Losses for Discontinued Operations for the nine months ended March 31, 2023 and 2022 were approximately ($34.6) million and ($14.1) million, respectively.  For the nine months ended March 31, 2023, the loss included impairments of fixed assets of approximately ($17.6) million, consumables and inventory of approximately ($4.9) million, personnel related costs of ($7.5) million including severance, and the remaining costs were operational.

Net Loss Available to iBio, Inc. Stockholders from Continuing Operations

Net loss available to iBio, Inc. stockholders for the nine months ended March 31, 2023 was ($59.0) million, or ($5.57) per share. Net loss available to iBio, Inc. stockholders for the nine months ended March 31, 2022 was approximately ($33.3) million or ($3.82) per share.

Uses of Cash and Funding Requirements

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately ($25.5) million for the nine months ended March 31, 2023. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of approximately $7.0 million for the nine months ended March 31, 2023 was primarily attributable to the redemption and sale of debt securities of $11.0 million and to a lesser extent $2.1 million from the sale of fixed assets in an auction process which was offset by the purchase of fixed assets of ($5.2) million. (Refer to Note 6 – Significant Transactions for details.)

Net Cash Used in Financing Activities

Net cash used in financing activities during the nine months ended March 31, 2023, was approximately ($0.4) million and was mainly attributable to the proceeds from the sale of common stock, warrants exercised, offset by payments towards the term note made to Woodforest (see Note 13 – Debt for further details).

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of March 31, 2023, our accumulated deficit was approximately $(282.9) million and we used approximately ($24.8) million of cash for operating activities during the nine months ended March 31, 2023.

We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies, through proceeds from the sale of the CDMO entity or the facility, through the proceeds from our license agreement with Fraunhofer, through potential proceeds from the sale or out-licensing of assets, and through proceeds from the sale of additional equity or other securities. However, there can be no assurance that we will be successful in implementing these plans, many of which will take several years before we will realize proceeds. The Term Loan with Woodforest and the Guaranty requires we maintain an unrestricted cash balance of $1.0 million, which limits our ability to use our funds for operations.  If we should default on the Credit Agreement and Woodforest does not waive the default, and if Woodforest makes a demand for the acceleration of all payments due to this default, it could result in all obligations that are guaranteed being due and payable immediately without further notice. We cannot be certain that such funding will be available on favorable terms or available at all. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

See Liquidity and Capital Resources above for further information.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”s), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2023, we were not involved in any SPE transactions.

Critical Accounting Estimates

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2023, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. The following accounting estimate had a material impact on the results of operations of the Company for the three and nine months ended March 31, 2023.

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

On November 3, 2022, we announced we are seeking to divest our contract development and manufacturing organization (iBio CDMO) in order to complete our transformation into an antibody discovery and development company. Through the process of seeking to divest its contract development and manufacturing organization, we continue to market for sale the 130,000-square-foot cGMP facility location in Bryan, Texas (the “Facility”). The decision to divest triggered a quantitative impairment analysis of our CDMO fixed assets of the building in Bryan, Texas totaling $22.65 million and machinery and equipment totaling $13.4 million.

We utilized a market approach, using independent third-party appraisals, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the property and equipment.  We recorded an impairment charge of $6.3 million for the building and $11.3 million for the machinery and equipment in the quarter ended December 31, 2022.  The key assumption in the valuation analysis is the expected sale price of $21.1 million for the Bryan, Texas facility and the associated machinery and equipment less approximate costs to sell of $2.7 million. The carrying amount of the CDMO fixed assets after impairment at December 31, 2022 was $18.5 million.

On February 10, 2021, the “Company, entered into an Auction Sale Agreement (the “Auction Sale Agreement”) with Holland Industrial Group, together with Federal Equipment Company and Capital Recovery Group LLC (collectively, the “Auctioneers”) for the sale at public auction of equipment and other tangible personal property (the “Equipment”) located at the Facility.  The Auctioneer guaranteed an amount of gross proceeds from the sale of the equipment of $2.1 million, which was paid to the Company on February 17, 2023. The auction, which commenced on March 24, 2023 and concluded on March 30, 2023, resulted in total proceeds of approximately $2.9 million.  In accordance with the Auction Sale Agreement, the Company received 80% of the excess proceeds, after Holland was paid a fixed amount of $0.2 million for expenses, which was approximately $0.5 million and was received on May 2, 2023.

We may have to record a further, potentially material, impairment to the fair value of this asset group if we do not realize a sale transaction for the expected amount of $19 million less costs to sell in the near term.

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

We tested for impairment of the IBIO-101 therapeutic technology (or “IP”), classified as an indefinite-lived intangible asset, which had a carrying amount of $5 million at December 31, 2022. The key impairment trigger was the decline in the Common Stock price over the month of December 2022. We did not record an impairment charge to the IP as of December 31, 2022. No triggering events were identified during the third quarter of Fiscal 2023 requiring additional testing.  We will continue to monitor the value of the IP, since we believe it is at risk for impairment, and will perform our annual impairment testing in the fourth quarter of Fiscal 2023. The primary impairment indicators that may arise in the near future are (1) any sustained decline in our common stock market price and (2) FDA decisions on similar competing technologies that are applying for Phase 1 approval.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our interim Chief Executive Officer (our Principal Executive Officer) and interim Chief Financial Officer (our Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31,2023 due to the material weakness identified below.

During the preparation of the Quarterly Report for the quarter ended March 31, 2023, we identified a material weakness in our controls relating to accounting for stock-based compensation expense relating to the vesting of severed employees’ awards.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plans to Remediate Internal Control over Financial Reporting

Management is currently assessing the actions that need to be taken to remediate the material weakness identified above. The material weakness will only be deemed to have been remediated after the new controls and procedures have been in place and management has concluded through appropriate testing that the controls are operating effectively.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

Our cash, cash equivalents and restricted cash of $9.8 million as of March 31, 2023, is not anticipated to be sufficient to support our operations for at least 12 months from the date of the filing of this Quarterly Report on Form 10-Q unless we reduce our burn rate further, sell the CDMO facility for amounts above its term note payable, or increase our capital. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our near and long-term business plans. In fact, we do not believe that our current cash, cash equivalents and restricted cash as of March 31, 2023 will be sufficient to support our operations through first quarter of Fiscal 2024.

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

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of March 31, 2023, we have an accumulated deficit of ($282.9) million. In addition, our projections regarding our cash runway are based upon certain assumptions, including that payments owed to us under outstanding notes receivable are paid at maturity.  Accordingly, these assumptions are based upon the financial positions of the parties from which we are owed payments, for which there can be no guarantee.

We held cash, cash equivalents and restricted cash of $9.8 million as of March 31, 2023. Based on current trends and activities, there is significant doubt that we can continue as a going concern through the first quarter of fiscal year 2024. We have announced that we have implemented and are continuing to implement cost savings measures to expand our cash runway, the implementation of which will impact our liquidity, but these measures alone will not be sufficient to provide the financing needed to meet our near and long-term goals. Potential options being considered to increase liquidity include further lowering our expenses through decreasing spending and focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates or parts of the business, raising money from capital markets, grant revenue or collaborations, or a combination thereof. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. We believe based on input from expert advisors, that it is likely we will be able to implement one or more options that will extend our cash runway for 12 months or more from the date of the filing of this Quarterly Report on Form 10-Q. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our condensed consolidated financial statements as of and for the period ended March 31, 2023, have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended June 30, 2022 with respect to this uncertainty. If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives or initiate steps to cease operations.

We need additional funding to fully execute our business plan, which funding may not be available on commercially acceptable terms or at all. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate the commercialization of our development and manufacturing services and efforts for our product development programs.

Even if we are able to sell the CDMO assets or the facility upon favorable terms, we will need additional capital to fully implement our near and long-term business, operating and development plans as we do not anticipate that any of our product candidates will generate revenue in the next few years, if at all. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially.

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

There is no assurance that iBio CDMO or we will generate sufficient revenue or raise sufficient capital to be able to make the required principal payment under the Term Loan that iBio CDMO entered into with Woodforest National Bank (“Woodforest”). The Term Loan with Woodforest is secured by (a) a leasehold deed of trust on our sole manufacturing facility (the “Facility”), (b) a letter of credit issued by JPMorgan Chase Bank and (c) a first lien on all assets of iBio CDMO including the Facility.  We have also guaranteed the payment of all iBio CDMO’s obligations under the Credit Agreement.  On March 24, 2023, we and Woodforest entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”), which within the Fourth Amendment Woodforest agreed to (i) reduce the percentage of any payment to Woodforest we are required to make from the proceeds of sales of its common stock under its at-the-market facility from 40% to 20%, (ii) reduce the percentage of any payment to Woodforest we are required to make from the proceeds of sales of its equipment from 40% to 20%, and (iii) allow us to retain $2,000,000 million of the $5,100,000 million that the Company received from the Fraunhofer Settlement Funds, with the remaining $3,000,000 million being held in a Company account at Woodforest.  In addition, we are obligated to (y) deliver to Woodforest an executed copy of a purchase agreement (the “Purchase Agreement”) for the sale of the 130,000 square foot cGMP manufacturing facility in Bryan, Texas, no later than April 14, 2023, and (z) pay to Woodforest a fee in the amount of $75,000 on the earlier of the date of the closing of the Purchase Agreement, or the Maturity Date (as defined in the Credit Agreement).  In addition, on March 24, 2023, we entered into a fourth amendment to the Guaranty, which reduced the Liquidity Covenant from $7,500,000 to $1,000,000.

On May 10, 2023, iBio CDMO and Woodforest entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which within the Fifth Amendment Woodforest agreed to: (i) waive the obligation to deliver to Woodforest an executed copy of a Purchase Agreement for the sale of the 130,000 square foot cGMP manufacturing facility in Bryan, Texas, no later than April 14, 2023 and, (ii) release $500,000 of the $3.0 million being held in a Company account at Woodforest when the outstanding principal amount is reduced to $10.0 million and for each additional $2.5 million reduction of the outstanding principal amount, an additional $750,00 will be released from the Company account at Woodforest.  In addition, starting on the effective date of the Fifth Amendment, the interest on the Term Loan increased to 5.25%, and the Term Loan shall further accrue interest, payable in kind and added to the balance of the outstanding principal amount at a fixed rate per annum equal to (a) 1.00%, if the Facility is sold on or before June 30, 2023, (b) 2.00% if the Facility is sold after June 2023, but on or before September 30, 2023, or (c) 3:00%, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date.  The Company also agreed to pay Woodforest a fee in the amount of (x) $75,000 if the Facility is sold on or before June 30, 2023, (y) $100,000 if the Facility is sold after June 2023, but on or before September 30, 2023, or (x) $125,000, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date.

If we fail to successfully extend our cash runway via strategic options, not sell the Facility by the end of the first quarter of Fiscal 2024, or other alternatives as described, we would be in violation of the Liquidity Covenant in the first quarter of Fiscal 2024.  If we or iBio CDMO fails to comply with the terms of the Term Loans and/or the related agreements, including the affirmative and negative covenants contained therein and fails to meet the Liquidity Covenant, Woodforest could declare a default, accelerate the payment of all amounts owed by us to Woodforest and if the default were to remain uncured, Woodforest would have the right to proceed against any or all of the collateral securing their Term Loan. Our failure to make such payments when due could result in our loss of the Facility.

The Credit Agreement with Woodforest originally included an affirmative covenant that required us to provide to Woodforest within 120 days of our fiscal year end, our consolidated financial statements, audited by independent certified public accountants without a “going concern” qualification. The consolidated financial statements for the year ended June 30, 2022 include a qualification that raises substantial doubt about our ability to continue as a going concern.  As a result, without the amendment to the Credit Agreement, we would have been in violation of the covenant after the expiration of the cure period.

Covenant restrictions in the Credit Agreement, as amended, may limit our ability to operate our business.

The Credit Agreement with Woodforest contains, and our future indebtedness agreements may contain covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. The Credit Agreement, as amended, currently requires maintaining $1,000,000 of unrestricted cash and cash equivalents and restricts iBio CDMO’s ability to:

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

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these material weaknesses will be effectively remediated or that additional weaknesses will not occur in the future.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a- 15(f) under the Exchange Act. During the preparation of the Quarterly Report for the quarter ended March 31, 2023, we identified a material weakness in our controls relating to accounting for stock-based compensation expense.  Specifically, stock-based compensation expense was overstated by $1.2 million in the fiscal quarter ended March 31, 2023 and was understated by the same amount in the fiscal quarter ended December 31, 2022, as a result of an equity awards expense of approximately $1.2 million being incorrectly recorded in the fiscal quarter ended March 31, 2023  upon the immediate vesting of severed employees’ awards on January 2, 2023, instead of accelerating the stock-based compensation expense in accordance with ASC 718-10-55-77 - Share-Based Compensation over the period between giving the employees their notice and their last day of service (i.e., November 3, 2022 – January 2, 2023).

While we plan to take remedial action to address the material weakness in our internal controls, we cannot provide any assurance that such remedial measures, or any other remedial measures we take, will be effective. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operate effectively. Although management believes that the material weakness in our internal controls will be remediated, there can be no assurance that the deficiencies will be remediated in the near future or that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in our internal controls in the future.

As a result of our failure to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, security holders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Our failure to maintain an effective system of internal controls, and any failure by us to implement required new or improved internal controls or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 of the Sarbanes-Oxley Act, or Section 404, or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. As a growing company, implementing and maintaining effective controls may require more resources, and we may encounter internal control integration difficulties. Our failure to maintain effective internal controls over financial reporting, may result in us not being able to accurately report our financial results, detect or prevent fraud, or file our periodic reports in a timely manner, which may, among other adverse consequences, cause investors to lose confidence in our reported financial information and lead to a decline in the trading price of our common stock.

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

We may maintain our cash assets at certain financial institutions in the U.S. in amounts that may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000.

We may maintain our cash assets at certain financial institutions in the U.S. in amounts that may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000. In the event of a failure of any financial institutions where we maintain our deposits or other assets, we may incur a loss to the extent such loss exceeds the FDIC insurance limitation, which could have a material adverse effect upon our liquidity, financial condition and our results of operations.

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

Item 5. Other Information

On May 10, 2023, iBio CDMO and Woodforest entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which within the Fifth Amendment Woodforest agreed to: (i) waive the obligation to deliver to Woodforest an executed copy of a Purchase Agreement for the sale of the Facility no later than April 14, 2023 and, (ii) release $500,000 of the $3.0 million being held in a Company account at Woodforest when the outstanding principal amount is reduced to $10.0 million and for each additional $2.5 million reduction of the outstanding principal amount, an additional $750,00 will be released from the Company account at Woodforest.  In addition, starting on the effective date of the Fifth Amendment, the interest on the Term Loan increased to 5.25%, and the Term Loan shall further accrue interest, payable in kind and added to the balance of the outstanding principal amount at a fixed rate per annum equal to (a) 1.00%, if the Facility is sold on or before June 30, 2023, (b) 2.00% if the Facility is sold after June 2023, but on or before September 30, 2023, or (c) 3:00%, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date.  The Company also agreed to pay Woodforest a fee in the amount of (x) $75,000 if the Facility is sold on or before June 30, 2023, (y) $100,000 if the Facility is sold after June 2023, but on or before September 30, 2023, or (x) $125,000, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date. After marketing the Facility with a real estate firm for approximately six months, in May 2023, the Company entered into a new agreement with a new global commercial real estate firm to remarket the Facility. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company is not in negotiations on a Purchase Agreement with a potential buyer of the Facility.

Item 6.  Exhibits.

HIDDEN_ROW
Exhibit No.	Description

3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 – File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2018 – File No. 001-35023)

3.3

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 – File No. 001-35023)

3.4

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022 – File No. 000-53125)

3.5

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2022 – File No. 001-35023)

10.1

Offer Letter by and between iBio, Inc. and Felipe Duran dated January 23, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2023 – File No. 001-35023)

10.2

Second Amendment to Credit Agreement dated February 21, 2023 by and between iBio, Inc. and Woodforest National Bank  (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Quarterly Report on Form 8-K10-Q filed with the Securities and Exchange Commission on December 2, 2022 February 14, 2023 – File No.  001-35023)

10.3+

Special Incentive Bonus Agreement dated January 26, 2023 by and between iBio, Inc. and Martin Brenner (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2023 – File No. 001-35023)

10.4+

Special Incentive Bonus Agreement dated January 26, 2023 by and between iBio, Inc. and Felipe Duran (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2023 – File No.  001-35023)

10.5

Third Amendment to Credit Agreement dated February 21, 2023 between iBio CDMO LLC and Woodforest National Bank and Third Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed with the Securities and Exchange Commission on February 21, 2023 – File No. 000 35023)

10.6

Fourth Amendment to Credit Agreement dated March 24, 2023 between iBio CDMO LLC and Woodforest National Bank and Fourth Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8 K filed with the Securities and Exchange Commission on March 30, 2023 – File No. 000 35023)

10.7*	Auction Sale Agreement between iBio, Inc. and Holland Industrial Group, Federal Equipment Company and Capital Recovery Group LLC dated as of February 10, 2023

10.8*	Fifth Amendment to the Credit Agreement dated May 10, 2023 between iBio CDMO LLC and Woodforest National Bank and Fifth Amended Guaranty of iBio, Inc.

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

iBio, Inc.
(Registrant)

Date: May 15, 2023	/s/ Martin Brenner
Martin Brenner
Interim Chief Executive Officer and Chief Scientific Officer Principal Executive Officer

Date: May 15, 2023	/s/ Felipe Duran
Felipe Duran
Interim Chief Financial Officer

Principal Financial Officer and Principal Accounting Officer