Form 10-Q/A
period 2022-12-31
iBio, Inc.
filed 2023-05-19
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of February 7, 2023: 12,369,154.

iBio, Inc.

This Amendment No. 1 to the Quarterly Report on Form 10-Q amends the signature line set forth at the end of the Quarterly Report on Form 10-Q filed on February 14, 2023 (the “Original Form 10-Q”), solely to correct Marc Banjak’s position at iBio, Inc. and to file a new Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, and a new Exhibit 32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Dr. Martin Brenner, the Company’s Interim Chief Executive Officer, and a new Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002, and a new Exhibit 32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Felipe Duran, the Company’s Interim Chief Financial Officer. As previously filed, the signature line set forth at the end of the Original Form 10-Q incorrectly noted Marc Banjak was the Principal Executive Officer of iBio, Inc. and the Exhibit 32.1 and 32.2 Certifications filed with the Original 10-Q were incorrectly executed by Marc Banjak, which has been corrected in this Amendment.  No other changes have been made to the Original Form 10-Q. Other than as described above, all other information contained in this Amendment No. 1 to the Quarterly Report on Form 10-Q is as of the date of the Original Form 10-Q filing and does not reflect subsequent information or events.

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

3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 – File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2018 – File No. 001-35023)

3.3

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 – File No. 001-35023)

3.4

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2022 – File No. 000-53125)

3.5

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2022 – File No. 001-35023)

10.1

Separation Agreement and General Release, dated December 1, 2022, by and between iBio, Inc. and Thomas Isett (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2022 – File No.  )

10.2

Second Amendment to Credit Agreement dated February 9, 2023 by and between iBio, Inc. and Woodforest National Bank (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2023 – File No. 001-35023)

10.3+

Special Incentive Bonus Agreement dated January 26, 2023 by and between iBio, Inc. and Martin Brenner (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2023 – File No. 001-35023)

10.4+

Special Incentive Bonus Agreement dated January 26, 2023 by and between iBio, Inc. and Felipe Duran (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2023 – File No. 001-35023)

31.1*

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: May 19, 2023	/s/ Marc Banjak
Marc Banjak
General Counsel and Corporate Secretary

Date: May 19, 2023	/s/ Felipe Duran
Felipe Duran
Interim Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer