Form 10-K
period 2023-06-30
iBio, Inc.
filed 2023-09-27
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                  ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐ No ⌧

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $5,435,812 as of December 31, 2022, based upon the closing sale price on the NYSE American of $0.44 per share reported for such date.

There were 27,586,499 shares of the registrant’s common stock issued and outstanding as of September 26, 2023.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Definitive Proxy Statement to be used in connection with the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

IBIO, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this Annual Report for the fiscal year ended June 30, 2023 (this “Annual Report”) to “iBio,” the “Company,” “we,” “us,” “our” and similar terms mean iBio, Inc.

Certain statements in this Annual Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. All statements contained in this Annual Report, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, the negative of these terms, other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report is as of June 30, 2023, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this Annual Report.

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

PART I

Item 1. Business.

Overview

iBio, Inc. (also referred to as "we", "us", "our", "iBio", or the "Company") is a preclinical stage biotechnology company that leverages the power of Artificial Intelligence (AI) for the development of precision antibodies. Our proprietary technology stack is designed to minimize downstream development risks by employing AI-guided epitope-steering and monoclonal antibody (mAb) optimization.

In September 2022, iBio made a strategic pivot by acquiring substantially all of the assets of RubrYc Therapeutics, Inc. ("RubrYc"). This acquisition commenced our transition to an AI-enabled biotech company and led to the divestiture of our Contract Development and Manufacturing Organization (CDMO) business. This strategic decision allowed us to focus resources on the development of AI-powered precision antibodies, positioning iBio at the forefront of this exciting field.

One of the key features of iBio’s technology stack is the patented epitope-steering AI-engine. This advanced technology allows us to target specific regions of proteins with precision enabling the creation of antibodies highly specific to therapeutically relevant regions within large target proteins, potentially improving their efficacy and safety profile.  Another integral part of iBio’s technology stack is the machine learning (ML) based antibody-optimizing StableHu™ technology. When coupled with our mammalian display technology, StableHu has been shown to accelerate the Lead Optimization process and potentially reduces downstream risks, making the overall development process faster, more efficient and cost-effective.

iBio also developed the EngageTx™ platform, which provides an optimized next-generation CD3 T-cell engager antibody panel. This panel is characterized by a wide spectrum of potencies, Non-Human Primate (NHP) cross-reactivity, enhanced humanness of the antibodies, and a maintained tumor cell killing capacity, all while reducing cytokine release. These attributes are meticulously designed to fine-tune the efficacy, safety, and tolerability of our antibody products. By incorporating EngageTx into iBio’s own development initiatives, the Company’s internal pre-clinical pipeline reaps the benefits of the same cutting-edge technology extended to our potential partners.

iBio’s scientific team, composed of experienced AI/ML scientists and biopharmaceutical scientists, located side-by-side in our San Diego laboratory, possess the skills and capabilities to rapidly advance antibodies in house from concept to in vivo proof-of-concept (POC). This multidisciplinary expertise allows us to quickly translate scientific discoveries into potential therapeutic applications.

Artificial Intelligence in Antibody Discovery and Development

The potential of AI in antibody discovery is immense and is being increasingly recognized in the biopharmaceutical industry. The mAbs market has seen impressive growth in recent years, with mAbs increasingly the top-selling drugs in the United States. This success has driven the industry to seek innovative methods for refining and improving their antibody pipelines. AI and deep learning, which have already revolutionized small molecule drug design, are now making significant strides in the development and optimization of antibodies.

iBio is leveraging its AI-powered technology stack to enhance the success rate of identifying antibodies for challenging target proteins, expedite the process of antibody optimization, improve developability, and engineer finely calibrated bi-specifics. By continually refining the Company’s AI algorithms, incorporating new data sources, and developing robust experimental validation processes, iBio is paving the way for groundbreaking advancements in antibody design and drug discovery.

Key Achievements in Fiscal Year 2023

Transformation to an AI-powered biotech

●	Completed construction of a state-of-the-art lab and commenced operations at San Diego research and development (R&D) center.
●	Acquired substantially all of RubrYc’s assets and integrated key RubrYc AI team members with iBio’s existing ML biopharmaceutical scientists.
●	Epitope steering AI platform patent issued with broad set of allowed claims.
●	Filed five provisional patents for the Company’s PD-1 agonist antibodies, chemokine receptor 8 (CCR8) antibodies, epidermal growth factor receptor variant III (EGFRvIII) antibodies, anti-MU16 antibodies, and TROP2 antibodies.
●	Developed next gen T-cell engager antibody panel EngageTx.

Business Development

●	Forged research collaboration with National Institute of Allergy and Infectious Diseases, a component of National Institutes of Health

Pipeline

●	Advanced IBIO-101 into IND enabling stage
●	Expanded pre-clinical pipeline with MUC16 and TROP2 bispecific

Strategy

iBio is a pioneering biotechnology company at the intersection of AI and biologics, committed to reshaping the landscape of discovery. Our core mission is to harness the potential of AI and machine learning to unveil elusive biologics that stand out and have evaded other scientists. Through iBio’s innovative platform, we champion a culture of innovation by swiftly identifying novel targets, forging strategic collaborations with the goal of to enhancing efficiency, diversifying pipelines, and accelerating preclinical processes.

Additionally, iBio’s groundbreaking EngageTx technology enables us to precisely target bi-specific molecules. With the ability to navigate sequence diversity and promote Human-Cyno cross reactivity while mitigating cytokine release, our goal is to enhance agility and bolster preclinical safety assessments.

Our strategic approach to fulfilling iBio’s mission is outlined as follows:

●	Elevate Epitope Discovery: iBio is one of the leaders in the field with our patented AI-engine uncovering "hard to develop" molecules. Our unparalleled epitope engine stands out by allowing the ability to target select regions of a protein potentially removing the lengthy trial and error out of mAb discovery. This capability can improve the probability of success of drug discovery while at the same time, can reduce costs commonly caused by having an iterative process. iBio’s epitope engine, is engineered to match its target, refined for stability and optimized for water solubility; allowing us to identify new drug candidates that have failed or have been abandoned due to their complexity.
●	Capital efficient business approach: iBio’s strategic business approach is structured around the following pillars of value creation:
o	Strategic Collaborations: We have leveraged our platform and pipeline by forming strategic partnerships. We aim is to become the preferred partner for major pharmaceutical and biotechnology companies seeking rapid and cost-effective integration of complex molecules into their portfolios, de-risking their early-stage pre-clinical work. Additionally, rich array of fast follower molecules within the Company’s pre-clinical pipeline holds the potential to drive substantial partnerships, opening doors to innovative projects. By tapping into our, infrastructure, and expertise, partners have the potential to streamline timelines, reduce costs tied to biologic drug discovery applications and cell line process development, and expedite preclinical programs with efficiency.
o	Developing and advancing our in-house programs cost effectively: Clinical advancement is crucial for drug discovery. We are actively looking for opportunities to progress our internal preclinical programs, with a focal point on oncology, steadily reinforcing our pre-clinical pipeline.
o	Tech Licensing in Diverse Therapeutic Areas: In pursuit of adding value, iBio is exploring partnerships in diverse therapeutic domains such as CNS or vaccines. Our intention is to license the AI tech stack, extending its benefits to our partners and amplifying its biological impact and insights. This strategic approach enables us to capitalize on the value of our meticulously curated data while empowering collaborations and innovations, while at the same time allowing iBio to focus on both the platform and our core therapeutic area, oncology.
●	Focused Investment in advancing the platform: iBio maintains a focused commitment to invest in our platform, continually unlocking the potential of biology through AI and machine learning. The pinnacle of being on the forefront of Machine learning advancing algorithms, and models in order to improve its predictive power and reduce the time it takes to find a viable molecule.

In essence, we believe that we are sculpting a future where cutting-edge AI-driven biotechnology propels the discovery of intricate biologics, fostering partnerships, accelerating innovation, and propelling the advancement of science.

AI-Technology Platform

Overview

iBio's technology stack is a multi-layered, AI-powered system designed to significantly enhance the probability of success to discover and develop antibodies against hard-to-drug pathophysiologically relevant proteins. This platform comprises four key components, each playing a crucial role in the discovery and optimization of precision antibodies.

The first layer, epitope engineering, leverages the patented AI-engine to target specific regions of proteins, allowing us to engineer antibodies with high specificity and efficacy. The second layer involves the proprietary antibody library, which is built on clinically validated frameworks and offers a rich diversity of human antibodies. The third layer of the technology stack is the antibody optimizing StableHu AI technology, coupled with mammalian display technology. This combination speeds up the Lead Optimization process and potentially minimizes downstream risks, with the goal of making the overall development process more efficient and cost-effective. Finally, our EngageTx platform forms the fourth layer. It provides an optimized next-generation CD3 T-cell engager antibody panel characterized by a wide range of potencies, Non-Human Primate (NHP) cross-reactivity, increased humanness of the antibodies, and retained tumor cell killing capacity with reduced cytokine release.  Each layer of the tech stack is designed to work synergistically, enabling us to rapidly advance antibodies from concept to in vivo proof-of-concept (POC).

Figure 1: iBio’s Technology Stack

AI Epitope Steering Technology

Epitopes, the small regions on large drug target proteins, play a crucial role in eliciting a desired biological function when targeted with antibodies. However, traditional approaches to epitope-specific antibody discovery often face significant challenges. For instance, dominant-epitope antibodies, which typically exhibit low or no efficacy, can overwhelm traditional discovery methods. This inundation can make it difficult to identify and isolate the more effective antibodies targeting less dominant epitopes.  Additionally, these traditional methods often yield low or even zero discovery results when it comes to high-value, therapeutically challenging epitopes. These are the epitopes that, despite their potential therapeutic value, are particularly difficult to target due to their complex structure or location on the protein.  Another challenge lies in the limited availability of epitope-stabilizing immunogen scaffolds suitable for epitope grafting. These scaffolds are crucial for maintaining the structure of the epitope during the antibody discovery process, and their scarcity can further complicate the discovery of effective antibodies.

iBio’s Epitope steering technology is designed to address these issues by guiding antibodies exclusively against the desired regions of the target protein. By focusing on these specific regions, we believe we can overcome the limitations of traditional methods and significantly improve the efficiency and effectiveness of our antibody discovery process.  iBio’s AI engine creates engineered epitopes, which are small embodiments of epitopes on the target protein. The engine is trained to match the epitope structure as closely as possible and refine the designs for greater stability and water solubility, which are critically important factors. The optimized engineered epitope is then used to identify antibodies from naïve or immunized libraries.

The application of engineered epitopes extends to a wide array of complex and hard-to-drug protein structures (as depicted in Figure 2). This broad applicability not only has the potential to unlock high-value targets in the field of immuno-oncology (I/O), but it could also be transformative in various other disease areas such as immunology and pain management. Furthermore, the potential use of this approach in vaccine development could open up new avenues for disease prevention.

Figure 2: iBio’s patented epitope steering technology

Naïve Human Antibody Library

The fully human antibody library is built upon clinically validated, entirely human antibody frameworks. By leveraging public databases, iBio has extracted a diverse array of Complementarity-Determining Region (CDR) sequences. Subsequently, iBio has meticulously eliminated a range of sequence liabilities. Such careful curation process could potentially significantly reduce the development risk for antibodies identified from our library.

StableHuTM AI Antibody-Optimizing Technology

Antibody optimization is a pivotal step in the development of therapeutic antibodies. It refines an antibody's properties to enhance its efficacy, safety, and manufacturability. This process includes humanization, which alters non-human antibodies to mimic human antibodies, thereby reducing the risk of immune reactions when used in therapy.

The proprietary StableHu technology is instrumental in this optimization process. StableHu is an AI-powered tool designed to predict a library of antibodies with fully human CDR variants based on an input antibody. This input can range from an early, unoptimized molecule to an approved drug. The model has been trained utilizing a set of over 1 billion human antibodies, progressively masking known amino acids within CDRs until the algorithm could predict the correct human sequence.

While phage display libraries are often used in antibody optimization due to their vast diversity, they can increase developability risks such as low expression, instability, or aggregation of antibodies. Mammalian display libraries, on the other hand, offer significantly improved developability but reduced diversity due to the smaller library size they can handle. StableHu overcomes this limitation by utilizing a machine learning algorithm generating focused library diversity within the capacity of mammalian display.

Mammalian display is a technology that presents antibodies on the surface of mammalian cells, allowing for the direct screening and selection of antibodies in a mammalian cell environment. This approach is advantageous as antibodies that express well on the mammalian cells used in the display are more likely to express well in the production cell line. Moreover, single-cell sorting of antibody-displaying cells allows rapid selection of desired antibodies based on multiple dimensions, such as potency, selectivity, and cross-species selectivity.

When paired with mammalian display technology, StableHu enables antibody optimization with fewer iterative optimization steps, lower immunogenicity risk, and improved developability.

Figure 3: StableHuTM Antibody Optimization Technology

EngageTx CD3-Based T-Cell Engager Panel

CD3-based T-cell engagers potentially offer significant clinical benefits in cancer treatment. They have the potential to effectively target and eliminate a wide range of tumor types, including those resistant to other therapies. By recruiting and activating the body's own T-cells to specifically target cancer cells, they can overcome some mechanisms of immune evasion, potentially leading to improved patient outcomes.  However, first-generation T-cell engaging bispecific antibodies often face challenges related to safety and efficacy. They can cause severe side effects, such as cytokine release syndrome due to overactivation of the immune system. Additionally, they may lack specificity, which can lead to off-target effects and damage to healthy tissues. The lack of non-human primate (NHP) cross-reactivity also prevents safety assessment in higher species.

To address these issues, iBio used antibodies from an epitope steering campaign as well as a first-generation T-cell engager as input and utilized our StableHu technology to identify a next-generation CD3 antibody panel. The sequence diversity generated by StableHu led to an antibody panel with a wide range of potencies, which allows us to pair the panel with a wide variety of tumor-targeting antibodies.  Importantly, iBio was able to retain T-cell activation and tumor cell killing capacity with significantly reduced cytokine release. This reduction is believed to lower the risk of cytokine release syndrome. Additionally, the increased humanness of the predicted antibodies, thanks to our StableHu technology, reduces the risk of immunogenicity.

Furthermore, our StableHu technology enabled the Company to engineer NHP cross-reactivity into EngageTx. This allows for advanced safety assessment in NHP ahead of clinical trials, providing another layer of safety assurance.

Figure 4: CD3-Based T-Cell Engager Panel EngageTxTM

Modalities

Epitope steering, a technology iBio is pioneering, has the potential to positively impact various areas of medicine. In the field of immuno-oncology, it can be used to develop antibodies targeting specific cancer antigens, potentially enhancing the efficacy of treatments like checkpoint inhibitors and CAR-T therapies.

The technology also holds promise in the realm of systemic secreted and cell-surface therapeutics. Here, epitope steering can be applied to the development of antibodies, circulating immune modulation factors, secreted enzymes, and transmembrane proteins. This could be particularly beneficial in treating diseases such as heart failure, infectious diseases, and rare genetic conditions.  In the context of localized regenerative therapeutics, epitope steering could potentially be used to develop treatments that target specific damaged or diseased tissues. This approach could be particularly beneficial in the treatment of cardiovascular diseases.  Intratumoral immuno-oncology is another area where epitope steering could make a significant impact. It could potentially be used to develop treatments that alter the tumor microenvironment to favor an immune response against tumors, potentially enhancing the efficacy of treatments that use immune-stimulatory proteins.  The potential of epitope steering extends to cancer vaccine development as well. The ability to target specific epitopes could be beneficial in the development of vaccines, particularly those that aim to increase the number and antitumor activity of a patient's T cells.  Finally, epitope steering could be used to develop treatments for a wide range of diseases, including those in the immune-oncology space, immunology, pain, and potentially in vaccine development. This is particularly relevant for complex and hard-to-drug protein structures.

Pre-Clinical Pipeline

iBio is currently in the process of building and advancing its preclinical pipeline. The focus of this pipeline is primarily on immuno-oncology, with one program also dedicated to the immunology space. By leveraging iBio’s technology stack, the pipeline is geared towards hard-to-drug targets and molecules offering differentiation. To mitigate target risk and capitalize on the learnings of competitors, iBio's programs are primarily adopting a fast follower strategy. This approach allows iBio to focus on targets that have to some extent been validated and learn from the advancements of those ahead in the field.

Figure 5: iBio’s Preclinical Therapeutics Pipeline

Therapeutics

Immuno-Oncology

There have been notable advances in the field of oncology in recent years, and arguably none more important than the advent of immunotherapies. The Company has established its own AI drug discovery and drug development capabilities in San Diego, California, has built a pipeline of nine immuno-oncology programs.

IBIO-101

In August 2021, the Company signed a worldwide exclusive licensing agreement with RubrYc to develop and commercialize RTX-003 (now referred to as IBIO-101), an anti-CD25 monoclonal antibody [mAb]. In September 2022, the Company acquired exclusive ownership rights to IBIO-101.  IBIO-101 is a second-generation anti-CD25 mAb that has demonstrated in preclinical models of disease the ability to bind and deplete immunosuppressive regulatory T [Treg] cells to inhibit the growth of solid tumors.

Targeting depletion of Treg cells to control tumors emerged as an area of interest in oncology over the past several years. Since Treg cells express interleukin-2 Rα (“IL-2Rα” or “CD25”), it was envisioned mAbs could be developed that bind CD25 and thereby trigger depletion by Natural Killer cells, resulting in stimulation of anti-tumor immunity.

Unfortunately, while first-generation mAbs successfully bound CD25+ cells, they also interfered with interleukin-2 [IL-2] signaling to T effector [Teff] cells to activate their cancer cell killing effects. The result was a failure of first-gen anti-CD25 mAbs as cancer immunotherapies, since their favorable anti-Treg effects were negated by their unfavorable impact on Teff cells.

Figure 6: Mechanism of action of first and 2nd generation Treg depleting antibodies

In vitro characterization of IBIO-101 demonstrated potent binding to recombinant CD25 while preserving IL-2 signaling. Further assessment of IBIO-101 showed selective Treg depletion and sparing of Teffs.

Figure 7: In vitro characterization of IBIO-101

In a humanized mouse disease model, IBIO-101, when used as a monotherapy, effectively demonstrated its mechanism of action by significantly enhancing the Treg/Teff ratio, resulting in the suppression of tumor growth. When paired with an anti-PD-1 checkpoint inhibitor in the same model, the combined treatment of IBIO-101 and anti-PD-1 exhibited superior tumor inhibition compared to either anti-PD-1 or IBIO-101 used independently.

Figure 8: IBIO-101 monotherapy in a humanized mouse model leads to increased Treg/Teff ratio, resulting in the suppression of tumor growth

Figure 9: Combination Therapy of IBIO-101 and anti-PD-1 exhibited superior tumor inhibition compared to anti-PD-1 or IBIO-101 alone

iBio has progressed IBIO-101 to the IND-enabling phase and entrusted its Chemistry, Manufacturing, and Controls (CMC) development to a reputable Contract Research Organization (CRO). In the initial stages of this process, IBIO-101 has exhibited promising attributes for CMC progression. Notably, we've pinpointed optimal cell lines for master cell bank creation and have set in place a CMC methodology to produce IBIO-101 in compliance with cGMP standards.

Figure 10: IBIO-101 has shown favorable characteristics for CMC development

The Company continues to advance our IL-2 sparing anti-CD25 antibody, IBIO-101, and anticipates moving the program from IND-enabling stage to an IND filing during the calendar year 2025.

TROP-2 x CD3 Bispecific

iBio has identified highly potent, fully human TROP-2 (Trophoblast Cell Surface Antigen 2) monoclonal antibodies, which have been formatted into bispecific TROP-2 x CD3 molecules using the Company’s T-cell engager antibody panel, EngageTx. TROP-2 is highly expressed in multiple solid tumors, including breast, lung, colorectal, and pancreatic cancers and is closely linked to metastasis and tumor growth. TROP-2 antibody drug conjugates have been developed to deliver toxic payloads to these cancer cells but could risk harming healthy cells and cause adverse effects. The Company’s bispecific approach has the potential to increase the therapeutic window, while promoting a robust and long-lasting anti-tumor response. Combining the bispecific TROP-2 approach with immunotherapies like checkpoint inhibitors can potentially lead to improved clinical outcomes.

Figure 11: Proposed mechanism of action of iBio’s TROP-2 x CD3 bispecific antibodies

Using EngageTx, iBio’s lead TROP-2 x CD3 bispecific antibody was engineered to potently kill tumor cells while limiting the release of cytokines, like Interferon Gamma (IFNg), Interleukin 2 (IL-2) and Tumor Necrosis Factor Alpha (TNFa), all of which have the potential to cause cytokine release syndrome. When compared to a bispecific molecule engineered with iBio’s TROP-2 binding arm and a first generation CD3 engager, SP34, the Company’s lead TROP-2 x CD3 bispecific antibody showed a markedly reduced cytokine release profile, potentially indicating a decreased risk for cytokine release syndrome.

Potent Cancer Cell Killing

% of Cell Killing
100
80
60
40
20
0
0.0001
0.001
0.01
0.1
1
10
Ab (nM)
SD-753019 (Trop-2 x CD3SP34 Gen1)
SD-231831 (Trop-2 x CD3iBio)
SD-011595 (Control x CD3SP34 Gen1)
SD-590636 (Control x CD3iBio)

ID	EC_{50} (pM)	Cmax (% killing)
SD-753019	1.4	92%
SD-231831	7.2	92%

Minimal Cytokine Release

IFNγ
IL-2
TNFα
Concentration (pg/mL)
60000
40000
20000
0
400
300
200
100
1500
1000
500
0.0001
0.001
0.01
0.1
1
10
Concentration (nM)

Figure 12: iBio’s TROP-2 x CD3 lead antibody shows reduced cytokine release while retaining tumor cell killing potential

When tested in a humanized mouse model of squamous cell carcinoma, iBio’s lead TROP-2 x CD3 bi-specific antibody demonstrated a significant 36 percent reduction in tumor size within just 14 days after tumor implantation, and after only a single dose.

hPBMC engraftment
Tumor implantation
Test article dosing (i.v)
Day -14
Day 0
Day 7
* p<0.05 vs vehicle
Vehicle
SD-231831 (1 mg/kg) Trop-2 x CD3iBio
Single dose SD-231831
36% tumor regression
Tumor volume (mm3)
Days after tumor implantation
250
200
150
100
50
0
0
7
14

Figure 13: iBio’s lead TROP-2 x CD3 molecule showed a 36% reduction in tumor size in an animal model engrafted with human peripheral blood mononuclear immune cells (PBMC) and human tumor cells

MUC16

MUC16 is a well-known cancer target often overexpressed in several types of solid tumors, including ovarian, lung, and pancreas cancers. Specifically, MUC16 is a large extracellular protein expressed on more than 80% of ovarian tumors. Tumor cells can evade immune attack by shedding or glycosylating MUC16, making it difficult for traditional antibody therapies to effectively target and destroy the cancer cells.

Figure 14: MUC16 structure and mechanisms to evade anti-cancer therapy

Using the Company’s patented epitope steering AI platform, iBio's innovative approach to this challenge allows its new mAbs to bind to a specific region of MUC16 that is not shed or glycosylated, circumventing both tumor evasion mechanisms and potentially providing a powerful tool in the fight against cancer.

Figure 15: iBio’s epitope steering approach and immunization strategy to target the non-shed MUC16 region

During its immunization and screening campaign, iBio identified several hits that specifically bound to the non-shed region of MUC16 while no binding to the shed fragment of MUC16 was observed.

Figure 16: iBio’s hit molecules bind to the non-shed but not the shed region of MUC16

Establishing antibodies with the ability to bind to a recombinant version of their target protein represents a vital initial step in the validation process.  However, it's crucial to ensure such antibodies maintain their binding affinity in a whole cell context, specifically when the target protein is expressed on a cell's surface. To best predict therapeutic efficacy, it's recommended to utilize tumor cells as a means to demonstrate and confirm this cell binding capability. During pre-clinical studies, iBio’s MUC16 molecule has demonstrated binding to MUC16 on OVCAR-3 ovarian cancer cells as shown below.

Figure 17: iBio’s MUC16 molecule shows binding to MUC16 on human ovarian cancer cells

Another critical step in antibody optimization is the humanization of molecules originally raised in mice or other species. Humanization efforts of antibodies carry the risk of, among other things, losing binding strength. After engineering the leading MUC16 molecule with a fully human framework, the MUC16 molecule retained potent binding to the engineered epitope and maintained binding to human OVCAR-3 ovarian cancer cells.

Figure 18: iBio’s humanized MUC16 molecule retains binding to the engineered epitope and human tumor cell lines

EGFRvIII

EGFRvIII is a specific variant of the EGFR protein, unique to tumor cells. Unlike the more common EGFR, EGFRvIII is not found in healthy cells, making it an attractive target for therapeutic interventions. This variant is most prominently associated with glioblastoma, a type of brain cancer and head and neck cancer, but can also be present in certain cases of breast, lung, and ovarian cancers, among others. In our pursuit of innovative treatments, iBio is exploring antibody therapeutics that specifically target EGFRvIII, aiming to address these cancer types without affecting healthy cells.

Leveraging our patented AI-enabled epitope steering engine, we've specifically directed antibodies to target a unique epitope found exclusively on EGFRvIII, and not on the wildtype receptor, EGFR. Through this precision approach, iBio has designed tumor-specific molecules aimed at selectively targeting cancer cells while preserving healthy ones, potentially offering patients a more focused and safer therapeutic solution.

Figure 19: Tumor epitope specific antibodies target tumor cells while sparing healthy cells

iBio's hit molecules have demonstrated strong binding to the tumor-specific EGFRvIII protein without targeting the wildtype EGFR.  Additionally, these molecules have effectively eliminated tumor cells, while sparing healthy ones, in in vitro cell killing tests.

Figure 20: In vitro characterization of iBio’s hit molecules demonstrates selective binding to EGFRvIII leading to tumor-specific cell killing while sparing healthy cells

iBio’s lead anti-EGFRvIII antibody was specially engineered to enhance its ability to attack cancer cells and has proven effective in a mouse model for head and neck cancer. In preclinical studies, iBio’s anti-EGFRvIII antibody demonstrated a 43 percent reduction in tumor growth compared to untreated animals.

Figure 21: iBio’s lead molecule demonstrates efficacy in a mouse model for head and neck cancer

CCR8

GPCRs are one of the most successful therapeutic target classes, with approximately one-third of all approved drugs targeting these proteins. Compared to small molecule-based GPCR drugs, antibody-based GPCR therapeutics potentially offer several potential advantages, including superior selectivity, extended mechanisms of action, and longer half-life. However, GPCRs are intricate, multi-membrane spanning receptors, making clinically relevant regions difficult to identify and target.

The chemokine receptor CCR8 is a GPCR which is predominantly expressed on Tregs, which play a role in suppressing immune responses. In the context of cancer, Tregs can inhibit the body's natural immune response against tumor cells, promoting cancer progression. Anti-CCR8 antibodies are being explored as a therapeutic strategy to deplete these Tregs in the tumor environment. By targeting and reducing Tregs using anti-CCR8 antibodies, the hope is to enhance the body's immune response against cancer cells, offering a promising avenue for cancer treatment.

Aiming directly at CCR8 is believed to be a safer approach because it focuses on specific suppressive Treg cells in the tumor environment without affecting other immune cells and functions. It's important to make sure antibodies are fine-tuned to CCR8 and don't mistakenly target a similar receptor, CCR4. This is because CCR4 is found in many immune cells, and accidentally targeting it could potentially lead to unwanted side effects.

Figure 22: Proposed mechanism of action for selective anti-CCR8 antibodies

Using its unique AI-driven technology, iBio successfully identified molecules targeting CCR8, addressing some of the hurdles often faced when creating therapies that target GPCR with antibodies. iBio's specialized anti-CCR8 antibody has shown strong attachment to cells expressing CCR8 and effectively disrupted the CCR8 signaling process, resulting in the efficient elimination of Tregs derived from primary human immune cells. Notably, iBio's CCR8-focused molecule did not attach to cells overproducing CCR4, highlighting its precision in targeting only CCR8.

Figure 23: Selective binding to CCR8 and inhibition of the CCR8 signaling pathway by iBio’s lead molecule leads to potent killing of Tregs derived from primary human immune cells

iBio’s CCR8 antibody has proven effective in a mouse model for colon cancer. Preclinical studies show iBio’s anti-CCR8 molecule inhibited tumor growth and achieved a 22 percent reduction in tumor size compared to its pre-treatment dimensions.  iBio specifically engineered the anti-CCR8 molecule as a high Antibody-Dependent Cellular Cytotoxicity (ADCC) antibody to enhance its ability to attack cancer cells.

Figure 24: iBio’s lead CCR8 antibody inhibited tumor growth and achieved a 22 percent tumor regression in a humanized mouse model for colon cancer

Autoimmune

PD-1 Agonist

Programmed cell death protein 1 (PD-1) is a pivotal player in the immune system, acting as a type of "off switch" that helps keep the cells from attacking other cells in the body. By agonizing or enhancing the signaling of PD-1, it's possible to temper the immune response, making it particularly valuable in the treatment of autoimmune diseases. In conditions where the immune system mistakenly wages war on the body's own cells, such as in autoimmune diabetes or lupus, therapies that target PD-1 can potentially reduce the severity of these autoimmune reactions. This approach offers a promising avenue for providing relief to patients suffering from these debilitating conditions. The figures below depict the mechanism of action of antagonistic and agonistic PD-1 antibodies.

iBio purchased the global rights to a partnership-ready PD-1 agonistic mAb intended to treat serious autoimmune disorders. While the goal in immuno-oncology is to remove immune tolerance towards cancer cells, in autoimmune diseases the opposite is the case, because autoimmune diseases can result from deficits in peripheral and/or central tolerance mechanisms which presents an opportunity for therapeutic intervention. Specifically, agonism or stimulation of inhibitory receptors like PD-1 or CTLA4, which mediate peripheral tolerance is a promising approach to treat autoimmune diseases. Unlike PD-1 antagonists used in immuno-oncology, PD-1 agonists are difficult to find. RubrYc used its AI Discovery Platform to discover PD-1. PD-1 is currently in the late-discovery stage, having undergone extensive screening and in vitro characterization, and we anticipate it will be advanced into in vivo models as IBIO-102, in the near future.

Figure 25: A PD-1 antagonist antibody worsens autoimmunity and increases systemic inflammation

Figure 26: A PD-1 agonist antibody improves autoimmunity, reduces inflammation in diseased tissue and maintains a low inflammatory status in healthy tissue

iBio has harnessed the power of three core components of its technology stack to discover PD-1 agonists: the epitope steering engine, the proprietary naive human antibody library, and the StableHu antibody optimizer. Engineering the resulting agonist antibodies into both bivalent and tetravalent formats has led to potent PD-1 agonists.

Figure 27: iBio’s bi- and tetravalent PD-1 antibodies potently agonize PD-1 in vitro

Furthermore, in preclinical studies, iBio's PD-1 agonists have been evaluated using a primary T-cell assay. Our top-performing molecules showed a significant decrease in the proinflammatory cytokine IL-2 and reduced expression of the T-cell activation marker CD96. Both of these outcomes are indicative of the desired dampening of T-cell activation.

Figure 28: iBio’s most promising PD-1 antibodies demonstrate suppression of T-cell activation in primary human cells

iBio’s PD-1 agonist is currently in the late-discovery stage and we anticipate it will be advanced into in vivo models as IBIO-102, in the near future.

Fibrosis

Fibrosis is a pathological disorder in which connective tissue replaces normal parenchymal tissue to the extent that it goes unchecked, leading to considerable tissue remodeling and the formation of permanent scar tissue. Fibrosis can occur in many tissues within the body, including the lungs (e.g., idiopathic pulmonary fibrosis [“IPF”] and skin (e.g., systemic scleroderma [“SSc’].

IBIO-100

Our preclinical anti-fibrotic program, IBIO-100, is design and based upon work by Dr. Carol Feghali-Bostwick, Professor of Medicine at the Medical University of South Carolina and Vice-Chair of the Scleroderma Foundation. Her initial work was conducted at the University of Pittsburgh, and we had a license to the patents relevant for the continued development of the molecule from the university.  After careful consideration, in February 2023, we terminated all efforts on IBIO-100 anti-fibrotic program and provided a six (6) month notice of termination of the license agreement to the University of Pittsburgh, as required by the license agreement. Pursuant to the license agreement with the University of Pittsburgh, our financial obligations for the management of the patents under the license ceased on August 14, 2023, and at such time, transitioned back to the University of Pittsburgh and the Medical University of South Carolina.

As part of this decision, we completed the pre-clinical cancer studies we were conducting in collaboration with University of Texas Southwestern using E4 endostatin peptide, which is derived from IBIO-100. After the conclusion of the pre-clinical studies, we determined not to further pursue this oncology program.

Digital Infrastructure

iBio is a firm believer in the transformative power of digital technologies, including robotics, automation, artificial intelligence (AI), machine learning (ML), and cloud computing. These technologies are integral to operationalizing our strategy, accelerating our learning curve, and executing at scale. As such, the Company has made substantial investments in these areas.  iBio’s aspiration is to digitize our operations to the greatest extent possible, harnessing the potential of digital technology to maximize our impact on human health. As the Company continues to grow, we remain committed to further investing in our digital infrastructure to support our ambitious goals.

Strategic Alliances, Collaborations, and Joint Ventures

iBio has formed collaborations and strategic alliances to gain access to funding, capabilities, technical resources and intellectual property to further its development efforts, commercialize its technology and to generate revenues, including through the use of our patented epitope-steering AI-engine and our EngageTX platform.

National Institute of Allergy and Infectious Diseases

On June 12, 2023, iBio entered into a research collaboration with the National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health (“NIH”), to investigate the potential of the patented AI-driven epitope steering platform for the development of a vaccine for Lassa fever, which currently there is no vaccine available.  Based on the viral epitopes identified by researchers at NIAID’s Vaccine Research Center (“VRC”), the Company will work with the VRC to determine if using the platform to steer immunity toward these epitopes offers advantages over other vaccine development approaches. Should the collaboration be successful, researchers at the VRC may assess promising candidates in both in vitro and in vivo studies, and potentially advance a lead candidate to a Phase 1 clinical trial.

Several agreements with RubrYc Therapeutics, Inc.

On August 23, 2021, we entered into a series of agreements with RubrYc described in more detail below:

Collaboration and License Agreement: iBio entered into a collaboration and licensing agreement (the “RTX-003 License Agreement”) with RubrYc to further develop RubrYc’s immune-oncology antibodies in its RTX-003 campaign.  During the term of the RTX-003 License Agreement, RubrYc granted us an exclusive worldwide sublicensable royalty-bearing license under the patents controlled by RubrYc that cover the RTX-003 antibodies. The RTX-003 License Agreement was terminated when the Company acquired substantially all of the assets of RubrYc in September 2022, including RubrYc’s immune-oncology antibodies in its RTX-003 campaign.

Collaboration, Option and License Agreement: iBio entered into a collaboration agreement (the “Collaboration Agreement”) with RubrYc to collaborate for up to five years to discover and develop novel antibody therapeutics using RubrYc’s artificial intelligence discovery platform. In addition, RubrYc granted the Company an exclusive option to obtain a worldwide sublicensable commercial license with respect to each of the lead product candidates resulting from such collaboration programs (the “Selected Compounds”). With the exception of any obligations that survive the termination, the Collaboration, Option and License Agreement was terminated when the Company acquired substantially all of the assets of RubrYc in September 2022.

Stock Purchase Agreement: In connection with the entry into the Collaboration Agreement and RTX-003 License Agreement, iBio also entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with RubrYc whereby we purchased 1,909,563 shares of RubrYc’s Series A-2 preferred stock “Series A-2 Preferred”) for $5,000,000 and acquired an additional 954,782 shares of RubrYc’s Series A-2 Preferred. In connection with the Stock Purchase Agreement, iBio entered into the RubrYc Therapeutics, Inc. Second Amended and Restated Investors’ Rights Agreement (the “Investors’ Rights Agreement”), RubrYc Therapeutics, Inc. Second Amended and Restated Voting Agreement (the “Voting Agreement”) and the RubrYc Therapeutics, Inc. Second Amended and Restated Right of First Refusal and Co-Sale Agreement (the “Right of First Refusal and Co-Sale Agreement”).

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

Purchase Agreement: On September 16, 2022, iBio entered into an asset purchase agreement (the “Purchase Agreement”) with RubrYc in order to acquire substantially all of its assets, including the AI Drug Discovery Platform, RTX-003 (IBIO-101), all Selected Compounds, three additional immune-oncology candidates, a PD-1 agonist, in addition to lab and technology equipment.  On September 19, 2022, in connection with the closing of the acquisition, the Company entered into a termination agreement (the “Termination Agreement”) with RubrYc in order terminate the RTX-003 License Agreement and the Collaboration Agreement, which terminated any and all future milestone payments or royalty obligations we had under those agreements.  Under the terms of the Purchase Agreement, upon closing of the acquisition, the Company made an upfront payment of approximately $1,000,000 by issuing 102,354 (post reverse split effected in October 2022) shares of our common stock, par value $.001 per share (the “Common Stock”) to RubrYc.  RubrYc is also eligible to receive up to $5,000,000 in development milestone over the period of five years from the date of the Purchase Agreement, which can be paid in shares of our Common Stock or cash, at our sole discretion.  In addition, we had advanced RubrYc $484,000 to support their operation costs during the negotiation period and incurred transaction costs totaling $208,000, which were also capitalized as part of the assets acquired.  The assets acquired include the patented AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101 (RTX-003), in addition to CCR8, EGFRvIII, MUC16, CD3 and one additional immuno-oncology candidate plus a PD-1 agonist. The Purchase Agreement contained representations, warranties and covenants of RubrYc and the Company.  The acquisition closed on September 19, 2022 after receipt of approval of the NYSE American.

License with University of Pittsburgh (“Univ. of Pitt”)

On January 14, 2014 (the “Effective Date”), we entered into an exclusive worldwide License Agreement with Univ. of Pitt, which was amended on August 11, 2016, December 2, 2020 and February 8, 2022 (the “Exclusive License Agreement”) covering all of the U.S. and foreign patents and patent applications and related intellectual property owned by Univ. of Pitt pertinent to the use of endostatin peptides for the treatment of human and veterinary fibrosis (the “Field”). We paid an initial license fee of $20,000 and we were required to pay all of Univ. of Pitt’s patent prosecution costs that were incurred prior to, totaling $30,627, and subsequent to the Effective Date. On each anniversary date through the fourth anniversary we were to pay license fees ranging from $25,000 and $100,000, and upon the execution of the amendment in February, 2022, $10,000 starting on the eighth anniversary and on each subsequent anniversary date until the first commercial sale of the licensed technology.  On February 14, 2023, we provided notification to the Univ. of Pitt terminating the License Agreement. Pursuant to the termination of the license agreement with the Univ. of Pitt, our financial obligations for the management of the patents under the license ceased on August 14, 2023, and at or about such time, we transitioned back the management of the patents under the license to the Univ. of Pitt.

Facility Purchase from Eastern Capital Limited

On November 1, 2021, we purchased the manufacturing facility (the “Facility”) previously operated under a lease from two affiliates of Eastern Capital Limited (the “Eastern Affiliates”). We also acquired the approximate 30% equity interest (after conversion) in iBio CDMO LLC (“iBio CDMO”) held by the Eastern Affiliates, who became the lessee under the ground lease agreement with the Board of Regents of the Texas A&M University System (the “Ground Lease Agreement”) for the land upon which the Facility is located and terminated the Sublease iBio had entered into with the Eastern Affiliates. As a result, iBio CDMO and its intellectual property are now wholly owned by iBio. The total purchase price for the Facility, the termination of the Sublease and other agreements among the parties, and the equity described below was $28,750,000, which was paid $28,000,000 in cash and by the issuance to Bryan Capital Investors LLC, an affiliate of the Eastern Affiliates a five-year warrant to purchase 51,583 shares of our Common Stock at an exercise price of $33.25 per share.

In connection with the purchase of the Facility, iBio CDMO entered into a Credit Agreement, dated November 1, 2021 (the “Credit Agreement”), with Woodforest National Bank (“Woodforest”) pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan is evidenced by a Term Note (the “Term Note”). The Term Loan was advanced in full on the closing date. The Term Loan originally bared an interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest is payable monthly beginning November 5, 2021.  Principal on the Term Loan was originally payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provides that it may be prepaid by iBio CDMO at any time and provides for mandatory prepayment upon certain circumstances. The Term Loan is secured by a lien on all of the assets of iBio CDMO and we guaranteed payments of the obligations owed under the Term Loan.

The Credit Agreement contains customary events of default (which are in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders and certain change of control events. The Credit Agreement also contains negative covenants which included a prohibition on the incurrence of Debt (as defined in the Credit Agreement) except Permitted Debt (as defined in the Credit Agreement) and Liens (as defined in the Credit Agreement), and termination of the Ground Lease Agreement and affirmative covenants that have been amended and originally included delivery of audited financial statements within 120 days of the year end without a “going concern” or like qualification. In addition, the Credit Agreement originally provided that the Company must maintain unrestricted cash of no less than $10,000,000 (the “Liquidity Covenant”), which amount has been amended to $1,000,000.

On October 11, 2022, iBio CDMO and Woodforest amended the Credit Agreement (the “First Amendment”) to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the First Amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days upon our receipt of such amount owed to us by Fraunhofer USA, Inc. (“Fraunhofer”) as part of our legal settlement with them (the “Fraunhofer Settlement Funds”) (see Note 19 – Fraunhofer Settlement for more information), (iii) include principal payments of $250,000 per month in debt amortization for a six-month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast, (vi) reduce the liquidity covenant in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5.0 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ended June 30, 2022, such that the filing is acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the First Amendment.

In January 2023, the Company’s unrestricted cash decreased below the required $7,500,000, did not comply with the Liquidity Covenant at the time. As a result, on February 9, 2023, iBio CDMO and Woodforest entered into a second amendment to the Credit Agreement (the “Second Amendment”), which as amended, among other things, added a milestone that had to be met by a specified date, the failure of which would be an event of default.  In addition, on February 9, 2023, the Company, as guarantor, entered into a second amendment to the Guaranty, which as amended, among other things, allowed the Company to account for the Fraunhofer Settlement Funds in determining whether the Company is in compliance with the Liquidity Covenant until a specified period dependent upon the occurrence of a specific milestone in the Credit Agreement.

On February 20, 2023, iBio CDMO entered into a third amendment to the Credit Agreement (the “Third Amendment”), which removed the added milestone specified in the Second Amendment, the failure of which would be an event of default.  In addition, the Guaranty was amended to allow the Company until February 28, 2023, to account for the Fraunhofer Settlement Funds in determining whether the Company was in compliance with the Liquidity Covenant without being dependent upon a specified milestone.  In addition, the Company agreed that each time it consummates an at-the-market issuance of Equity Interests (as defined within the Credit Agreement), no later than five (5) days following such issuance of Equity Interests, it will (i) pay to Woodforest in immediately available cash funds, without setoff or counterclaim of any kind, forty percent (40%) of the Net Proceeds (as defined within the Credit Agreement) received by the Company for such issuance of Equity Interests; provided, any such payment would cease upon payment obligations in full and (ii) provide Woodforest with a detailed accounting of each such issuance of Equity Interests.

On March 24, 2023, iBio CDMO and Woodforest entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”), which within the Fourth Amendment Woodforest agreed to (i) reduce the percentage of any payment to Woodforest the Company is required to make from the proceeds of sales of its common stock under its at-the-market facility from 40% to 20%, (ii) reduce the percentage of any payment to Woodforest the Company is required to make from the proceeds of sales of its equipment from 40% to 20%, and (iii) allowed the Company to retain $2,000,000 million of the $5,100,000 million that the Company received from the Fraunhofer Settlement Funds, with the remaining $3,000,000 million being held in a Company account at Woodforest.  In addition, the Company was obligated to (y) deliver to Woodforest an executed copy of a purchase agreement (the “Purchase Agreement”) for the sale of the Facility, no later than April 14, 2023, and (z) pay to Woodforest a fee in the amount of $75,000 on the earlier of the date of the closing of the Purchase Agreement, or the Maturity Date (as defined in the Credit Agreement).  In addition, on March 24, 2023, the Company, as guarantor, entered into a fourth amendment to the Guaranty, which reduced the Liquidity Covenant from $7,500,000 to $1,000,000.

On May 10, 2023, iBio CDMO and Woodforest entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), pursuant to which Woodforest agreed to: (i) waive our obligation to deliver to Woodforest an executed copy of a Purchase Agreement for the sale of the Facility no later than April 14, 2023 and, (ii) release $500,000 of the $3.0 million being held in a Company account at Woodforest when the outstanding principal amount is reduced to $10.0 million and for each additional $2.5 million reduction of the outstanding principal amount, an additional $750,00 will be released from the Company account at Woodforest.  In addition, starting on the effective date of the Fifth Amendment, the interest on the Term Loan increased to 5.25%, and the Term Loan shall further accrue interest, payable in kind and added to the balance of the outstanding principal amount at a fixed rate per annum equal to (a) 1.00%, if the Facility is sold on or before June 30, 2023, (b) 2.00% if the Facility is sold after June 2023, but on or before September 30, 2023, or (c) 3:00%, if the Facility is sold after September 30, 2023, or not sold prior to the Maturity Date.  The Company also agreed to pay Woodforest a fee in the amount of (x) $75,000 if the Facility is sold on or before June 30, 2023, (y) $100,000 if the Facility is sold after June 2023, but on or before September 30, 2023, or (x) $125,000, if the Facility is sold after September 30, 2023, or not sold prior to the Maturity Date.

On September 15, 2023, iBio CDMO entered into a purchase and sale agreement, dated as of September 15, 2023 (the “Purchase and Sale Agreement”) with Majestic Realty Co., a California corporation (“Majestic Realty”), pursuant to which iBio CDMO agreed to sell to Majestic Realty for a purchase price of $17,250,000 its Facility located in Bryan, TX consisting of: (i) the ground leasehold estate and interest held under the Ground Lease Agreement, dated March 8, 2010, as amended by an Estoppel Certificate and Amendment to Ground Lease Agreement, dated as of December 22, 2015, between iBio CDMO (as assignee from College Station Investors LLC) and The Board of Regents of the Texas A&M University System (together, the “Ground Lease”), related to 21.401 acres in Brazos County, Texas land (the “Land”); (ii) the buildings, parking areas, improvements, and fixtures situated on the Land (the “Improvements”); (iii) all iBio CDMO’s right, title, and interest in and to furniture, personal property, machinery, apparatus, and equipment owned and currently used in the operation, repair and maintenance of the Land and Improvements and situated thereon (collectively, the “Personal Property”); (iii) all iBio CDMO’s rights under the contracts and agreements relating to the operation or maintenance of the Land, Improvements or Personal Property which extend beyond the closing date (the “Contracts”); and (iv) all iBio CDMO’s rights in intangible assets of any nature relating to any or all of the Land, the Improvements and the Personal Property (the “Intangibles”; and together with the Ground Lease, Improvements and Personal Property, collectively, the “Property”). The closing of the sale of the Property is to occur, with time being of the essence, on December 1, 2023 or such other date as mutually agreed.  Pursuant to the terms of the Purchase and Sale Agreement , Majestic Realty deposited with a title company (the “Escrow Agent”) $200,000 as an earnest money deposit. Majestic Realty will also be afforded access to the Property to conduct a due diligence review of its condition. The closing is subject to certain closing conditions, including: (i) Majestic Realty’s delivery to iBio CDMO and the Escrow Agent of written notice of its approval of the condition of the Property on or before 5:00 p.m. Central time on October 16, 2023 (the “Due Diligence Deadline”); (ii) Majestic Realty obtaining the approval of The Board of Regents of the Texas A&M University System of Majestic Realty’s purchase from it of the fee interest in the Land on or before 5:00 p.m. Central time on November 13, 2023; and (iii) the delivery at closing by the title company of a title policy to Majestic Realty in the amount of the Purchase Price.

On September 18, 2023, iBio CDMO and Woodforest entered into a sixth amendment to the Credit Agreement (the “Sixth Amendment”), to amend the Credit Agreement to: (i) set the maturity date of the term loan to the earlier of (a) December 31, 2023, or (b) the acceleration of maturity of the term loan in accordance with the Credit Agreement, (ii) provided that iBio CDMO will, immediately upon receipt of the proceeds of the sale of the Property, apply the net proceeds to satisfy all outstanding obligations under the term loan, and to the extent such net proceeds are sufficient, to pay off the term loan, and (iii) change the annual filing requirement solely for the fiscal year ending June 30, 2023, such that the filing is acceptable with or without a “going concern” designation; provided that (y) iBio CDMO shall deliver an executed copy of the Purchase and Sale Agreement for the sale of the Facility within one business day after entry into the Sixth Amendment, and (z) if the Facility is not sold on or before December 1, 2023, iBio CDMO will pay a fee in the amount of $20,000 upon the earlier of the date of the closing or the maturity date.

The Facility is a life science building located on land owned by the Board of Regents of the Texas A&M University System (“Texas A&M”) and is designed and equipped for the manufacture of plant-made biopharmaceuticals. As part of the transaction, iBio CDMO became the tenant under the Ground Lease Agreement for the land until 2060 upon exercise of available extensions. The base rent payable under the Ground Lease Agreement, which was $151,450 for the prior year, is 6.5% of the Fair Market Value (as defined in the Ground Lease Agreement) of the land. The Ground Lease Agreement includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature. The Facility has been listed for sale since November 2022 and remarketed starting July 2023.

Intellectual Property

We currently own 95 patents. Of the 95 patents, 24 are U.S. and 71 are international. Since July 1, 2022, we have primarily focused our intellectual property estate on our preclinical assets filing 10 provisional patents in the U.S. and foreign countries, including for chemokine receptor 8 (CCR8) antibodies, epidermal growth factor receptor variant III (EGFRvIII) antibodies, anti-MUC16 antibodies, TROP2 antibodies, CD3 antibodies, and recently filed a provisional patent for our high-efficiency, conditionally-activated antibodies.  We now have 18 U.S., 2 Patent Cooperation Treaty, and 32 international applications pending. International patents and applications include numerous foreign countries including Australia, Brazil, Canada, China, Hong Kong, India, Japan, Korea, and several countries in Europe.  In the U.S. our patents expire between 2023 and 2036.  Outside the U.S. these patents expire between 2023 and 2036.  The 8 patents expiring in 2023 in the U.S. and overseas are related to virus-induced gene silencing in plants.

Included in the 95 patents are 30 U.S. and foreign applications that we acquired  from RubrYc for novel antibodies, scaffold technology, and a machine learning apparatus for engineering meso-scale peptides, including 1 allowed application.

As part of the plant portfolio, we exclusively own the right to use certain intellectual property acquired by or developed at Fraunhofer for human health and certain veterinary and diagnostic applications. We also own intellectual property developed or acquired independently of Fraunhofer as part of the plant portfolio.

During the second quarter of Fiscal 2023, we re-evaluated our business strategy and reviewed our product portfolio.  After such review, we identified intellectual property, patent and licenses with a net book value of approximately $565 that will no longer be utilized and therefore they were fully impaired.

In addition to patents and patent applications that we own, our plant focused patent estate relies on trade secrets and know-how, which we are currently seeking a partner to out-license such proprietary technology and processes.

Our success will depend in part on our ability to obtain and maintain patent protection for our technologies and preclinical assets. Our policy is to seek to protect our proprietary rights, by among other methods, filing patent applications in the U.S. and foreign jurisdictions to cover certain aspects of our technology. We continue to prepare patent applications relating to our expanding technology in the U.S. and abroad.

The technology and products covered by our issued and pending patent applications are summarized below:

Technology and Product Patents (U.S.)

●	Virus-induced gene silencing in plants
●	Transient expression of foreign genes in plants
●	Production of foreign nucleic acids and polypeptides in sprout systems
●	Production of pharmaceutically active proteins in sprouted seedlings
●	Systems and method for clonal expression in plants

●	Recombinant carrier molecule for expression, delivery and purification of target polypeptides
●	Influenza antigens, vaccine compositions, and related methods
●	Plague antigens, vaccine compositions, and related methods
●	Influenza therapeutic antibodies
●	Trypanosomiasis vaccine
●	Anthrax antigens, vaccine compositions, and related methods
●	Use of endostatin peptides for the treatment of fibrosis

Pending Technology Patent Applications (U.S. and International)

●	Activation of transgenes in plants by viral vectors
●	Transient expression of proteins in plants
●	Thermostable carrier molecule
●	In vivo deglycosylation of recombinant proteins in plants
●	Scaffold technology
●	Machine learning apparatus for engineering meso-scale peptides
●	Methods of making conditionally-activated antibodies

Pending Product Patent Applications (U.S. and International)

●	Antibodies
●	Influenza vaccines
●	Influenza therapeutic antibodies
●	Anthrax vaccines
●	Plague vaccines
●	HPV vaccines
●	Trypanosomiasis vaccine
●	Malaria vaccines
●	COVID-19 vaccines
●	Antibodies against chemokine receptor 8 (CCR8)
●	Antibodies against epidermal growth factor receptor variant III (EGFRvIII)
●	Antibodies against MUC16
●	Antibodies against TROP2
●	Antibodies against CD3
●	High-efficiency, conditionally-activated antibodies

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

There are currently approved vaccines and therapies for many of the diseases and conditions addressed by the product candidates our partners and collaborators may be developing or manufacturing or in our own pipeline. Technological developments in our field of research and development occur at a rapid rate and we expect competition to intensify as advances in this field are made. We will be required to continue to devote substantial resources and efforts to our research and development activities.

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

Research and Development

Our research and development functions are focused on the creation of new products and services, as well as enhancements to our existing offerings, both of which are necessary to maintain our competitive position. Our research and development activities take place primarily at our facilities in San Diego. iBio has leased lab and office space in San Diego for the purpose of conducting research. For the Fiscal year 2023, iBio spent $10.3 million in R&D related activities.

Suppliers

We outsource certain functions and supplies to third parties such as Charles River Laboratories, Sartorius AG, Fisher Scientific, Lonza Sales AG, and Twist Bioscience Corporation. While we rely on our outsourcing partners to perform their contracted functions, we are continuing to build internal capabilities. Our suppliers are generally available to meet our demands and supply requirements, but our items are long lead time items that have been exacerbated by the current macro environment due to increased demand.  We continue to mitigate the risks through inventory management, relationship management and evaluation of alternative sources when possible. Refer to Item 1A, “Risk Factors,” for a description of risks associated with our reliance on suppliers and outsourcing partners.

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

Clinical Trails

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations composing the good clinical practice requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board (the “IRB”) at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Human clinical trials involving biological products are typically conducted in three sequential phases that may overlap or be combined:

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

Human Capital/Employees

As of June 30, 2023, we had 23 employees in iBio and 3 employees in iBio CDMO that are maintaining the Facility until it is sold, all of which are full time employees. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We consider our relations with our employees to be good.

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

Our principal executive offices are located at 8800 Health Science Center Parkway, Bryan, Texas and our telephone number is (979) 446-0027. Our website address is www.ibioinc.com. The information contained on, or accessible through, our website does not constitute part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Reverse Stock Split

On October 7, 2022, we effected a reverse stock split at a ratio of one-for-twenty five (1:25) shares of our common stock. As a result of the reverse stock split, every twenty five (25) shares of the Company's common stock either issued and outstanding or held by us in our treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of our common stock. The reverse split also applied to common stock issuable upon the exercise of our outstanding stock options. The reverse stock split did not affect the par value of our common stock or the shares of our common stock that we are authorized to issue under our Certificate of Incorporation, as amended. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. All share and per share amounts of common stock presented in this Annual Report have been retroactively adjusted to reflect the one-for-twenty five reverse stock split.

Available Information

Our website address is www.ibioinc.com. We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other materials with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on our website at www.ibioinc.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

Summary Risk Factors

Our business faces significant risks and uncertainties of which investors should be aware before making a decision to invest in our common stock. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected. The following is a summary of the more significant risks relating to the Company. A more detailed description of our risk factors is set forth below under the caption “Detailed Risk Factors.”

Risks Related to Our Financial Position and Need for Additional Capital

• We have a limited operating history developing vaccines and therapeutics.

• We are evaluating potential options to extend our cash runway that could impact our future operations and financial position.

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

• There can be no assurance that the sale of the Property will be completed in a timely manner or at all.

• Failure to complete the sale of the Property is expected to negatively impact our stock price and our future business and financial results.

• If the sale of the Property is not complete, we will have incurred substantial expenses without realizing the expected benefits of the sale.

• The unaudited pro forma financial information included as an exhibit to our Current Report on Form 8-K filed with the SEC on September 21, 2023 is for illustrative purposes and although we do not expect actual results to differ materially from the preliminary estimates, our actual financial position or result of operations after the anticipated sale may differ from the estimates.

• A default under the terms of the Credit Agreement could result in action against our pledged assets.

• The Credit Agreement requires that we pay a significant amount of cash to the lender.

• Covenant restrictions in the Credit Agreement may limit our ability to operate our business.

• Potential use of government funding for R&D programs may impose conditions limiting our ability to take certain actions.

Risks Related to the Development and Commercialization of Our Technologies and Product Candidates

• We have a limited operating history developing precision antibodies and have no significant source of revenue.

• We are reliant on a limited number of product candidates that involve significant clinical testing before seeking regulatory approval.

• We may fail to capitalize on particular technology or product candidates that we expend our limited resources on.

• There can be no guarantee that we will be able to successfully develop and commercialize product candidates.

• We may not be successful in our efforts to use iBio technologies to build a pipeline of product candidates.

• Clinical trials are very expensive, time-consuming and difficult to design and implement.

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

• Our clinical product candidates may exhibit undesirable side effects.

• Our failure to receive or maintain regulatory approval for product candidates could negatively impact our revenue and profitability.

• Product liability lawsuits could cause us to incur substantial liabilities and to limit product commercialization.

• Any manufacturing problems experienced by our only third-party contract manufacturer could result in a delay or interruption in the supply of our clinical product candidate.

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

• Our inability to obtain materials or supplies may adversely impact our business and results of operations.

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

Risks Related to iBio’s Operations

• We recently identified and remediated material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will not occur in the future.

• The loss of one or more of our executive officers or key employees could adversely affect our business.

• A failure to have an appropriately skilled and adequate workforce could adversely impact the ability of our R&D facility to operate.

• A natural disaster, unfavorable weather conditions or other disruptions at laboratory would adversely affect our business and results of operations.

• We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

• If we are unable to protect the confidentiality of our customers’ proprietary information, we may be subject to claims.

• We may face integration risks and additional costs if we acquire companies, products or technologies.

Risks Related to Our Common Stock

• Our stockholders will experience dilution from the issuance of the development milestone payments if paid in equity.

• We are subject to compliance under the NYSE American continued listing standards of the NYSE American Company Guide, the failure of which can result in our delisting from the NYSE American.

• Provisions in our certificate of incorporation, bylaws and under Delaware law could discourage a takeover.

• Our bylaws provide that the Delaware Court of Chancery is the exclusive forum for certain disputes.

• We do not anticipate paying cash dividends for the foreseeable future.

• The issuance of preferred stock could adversely affect the rights of the holders of shares of our common stock.

• Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

• We rely extensively on our information technology systems and are vulnerable to damage and interruptions.

• Holders of our warrants have no rights as common stockholders until they exercise their warrants.

• The market price of our common stock has been and may continue to be volatile.

• Reports published by securities or industry analysts, could adversely affect our common stock price and trading volume.

• We are subject to reduced disclosure requirements applicable to smaller reporting companies.

Detailed Risk Factors

Our business faces many risks. Past experience may not be indicative of future performance, and as noted elsewhere in this Annual Report, we have included forward-looking statements about our business, plans and prospects that are subject to change. Forward-looking statements are particularly located in, but not limited to, the sections “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the other risks or uncertainties contained in this Annual Report, the risks described below may affect our operating results, financial condition and cash flows. If any of these risks occur, either alone or in combination with other factors, our business, financial condition or operating results could be adversely affected, and the trading price of our common stock may decline. Moreover, readers should note this is not an exhaustive list of the risks we face; some risks are unknown or not quantifiable, and other risks that we currently perceive as immaterial may ultimately prove more significant than expected. Statements about plans, predictions or expectations should not be construed to be assurances of performance or promises to take a given course of action.

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

We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity.  In an effort to improve liquidity and our runway, we have placed our CDMO business and Facility on the market for sale and recently entered into an agreement for the sale of the CDMO Facility, reduced our work force and ceased operations of our CDMO, thereby reducing annual spend on expenses by approximately 67% and generating cash savings of approximately 64% from first quarter Fiscal year 2023 compared to the fourth quarter Fiscal year 2023. Potential options being considered to further increase liquidity, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, grant revenue or collaborations, or a combination thereof. However, we anticipate that our expenses will increase as we continue our research and development activities and conduct clinical trials.

Our cash, cash equivalents and restricted cash of $7.6 million as of June 30, 2023, is not anticipated to be sufficient to support our operations for at least 12 months from the date of the filing of this Annual Report unless we reduce our burn rate further, sell the CDMO Facility for amounts above its term note payable, or raise additional capital. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our near and long-term business plans. In fact, our current cash, cash equivalents and restricted cash as of June 30, 2023, is not anticipated to be sufficient to support operations through the second quarter of Fiscal 2024.

There can be no assurance that all of the conditions set forth in the Purchase and Sale Agreement will be met and that we will be able to close on the sale of the CDMO Facility or that if we are able to do so that we do so on favorable terms or that we will be able to do so before the maturity date of the Term Loan or that the exploration of potential options will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. If we determine to change our business strategy, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of June 30, 2023, we have an accumulated deficit of $288.9 million.

We held cash, cash equivalents and restricted cash of $7.6 million as of June 30, 2023. Based on current trends and activities, there is significant doubt that we can continue as a going concern beyond the second quarter of Fiscal 2024. We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity. Potential options being considered to increase liquidity include focusing product development on a select number of product candidates, the sale of the CDMO Facility, the sale or out-licensing of certain product candidates or parts of the business, raising money from capital markets, grant revenue or collaborations, or a combination thereof. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. We believe based on input from expert advisors, that it is likely we will be able to implement one or more options that will extend our cash runway for 12 months or more from the date of the filing of this Annual Report. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our consolidated audited financial statements as of and for the year ended June 30, 2023 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended June 30, 2023 with respect to this uncertainty. If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives or initiate steps to cease operations or liquidate our assets.

We have incurred significant losses since our inception. We expect to incur losses during our next fiscal year, we do not anticipate generating significant revenue for several years and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our comprehensive net loss was approximately ($64.8) million and ($50.5) million for the years ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of approximately ($288.9) million.

To date, we have financed our operations primarily through the sale of common stock, preferred stock and warrants. We devoting substantially all of our efforts to research and development, including the development and validation of our technologies, and the development of a proprietary therapeutic products against oncology. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and may incur operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if we:

●	initiate clinical trials of our product candidates;
●	continue the research and development of our product candidates;
●	seek to discover or license in additional product candidates; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and manufacturing efforts.

Our future profitability and cash flow in large part depends on our research and development programs, including our AI platform, and our ability to successfully develop, partner or commercialize our product candidates and to a lesser extent, which is not anticipated for several years. Our cash position is expected to limit the number of product candidates that we seek to develop. This will require us, alone or with our licensees and collaborators, to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained or establishing collaborations with parties willing and able to provide necessary capital or other value. We may never succeed in these activities. We may never generate revenues that are significant or large enough to achieve profitability.

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

Although we have recently reduced expenses, we expect our research and development expenses to increase significantly in light of the acquisition of the assets of RubrYc as our product candidates advance in clinical development, and as we add more employees. As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities. The number and design of the clinical trials that will be required varies depending upon product candidate, the condition being evaluated, and the trial results themselves. Therefore, it is difficult to accurately estimate the cost of the clinical trials. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Because of numerous risks and uncertainties involved in our business, the timing or amount of increased development expenses cannot be accurately predicted, and our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. We anticipate that further product development is also expected to increase expenses, including but not limited to the expected initiation of IND-enabling studies IBIO-101 and the additional studies that will be required to support development of our immuno-oncology programs. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials.

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

Even if we are able to consummate the sale of the Facility, we will need additional capital to fully implement our near term and long-term business, operating and development plans as we do not anticipate that any of our product candidates will generate revenue in the next few years, if at all. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. We currently have no committed sources of funding.  Our purchase agreement that we entered into on August 4, 2023 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), allows us to sell shares of common stock to Lincoln Park only if certain conditions are met and there can be no guarantee that we will meet such conditions. The Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) that we entered into with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") in November 25, 2020 also has certain requirements that we must meet in order to sell securities pursuant to the Sales Agreement. There can be no assurance that we will meet the requirements to be able to sell securities pursuant to the Purchase Agreement or the Sales Agreement, of if we meet the requirements that we will be able to raise sufficient funds on favorable terms. In addition,  we will not be eligible to sell securities pursuant our registration statement on Form S-3, including pursuant to the Sales Agreement, from the date of the filing of this Annual Report until March 1, 2024 due to our late filing of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.  There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 after we regain eligibility to use a registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. If we are unable to raise capital in sufficient amounts when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly liquidate assets or cease operations.

The actual amount of funds we will need to operate is subject to many risk factors, some of which are beyond our control.

The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control therefore we are unable to determine this amount with certainty. These factors include the following:

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

There can be no assurance that the sale of the Property will  be completed in a timely manner or at all. If the sale is not completed by December 31, 2023, it is unlikely iBio CDMO would have sufficient funding to pay the Term Loan with Woodforest for which we are a guarantor.

Although we have entered into a Purchase and Sale Agreement for the sale of the Property, there can be no assurance that the sale of the Property will  be completed in a timely manner or at all.  The closing of the sale is subject to many conditions including: (i) Majestic Realty’s delivery to iBio CDMO and the Escrow Agent of written notice of its approval of the condition of the Property (the “Property Approval Notice”) on or before 5:00 p.m. Central time on October 16, 2023 ; (ii) Majestic Realty obtaining the approval of The Board of Regents of the Texas A&M University System of Majestic Realty’s purchase from it of the fee interest in the Land on or before 5:00 p.m. Central time on November 13, 2023; and (iii) the delivery at closing by the title company of a title policy to Majestic Realty in the amount of the purchase price.  None of the mentioned closing conditions are within our control. We cannot guarantee that these conditions will be satisfied. The conditions to the closing of the sale of the Property may not be fulfilled in a timely manner or at all, and, accordingly, the sale may not be completed.  If the closing is not consummated prior to the December 31, 2023 maturity date of the Term  Loan it is unlikely that we will have sufficient funds the repay the Term Loan on its maturity date, the outstanding balance of which is $12,688,817 as of September 15, 2023. Our failure to make such payments when due could result in our loss of the Facility. Any action to proceed against our assets would likely have a serious disruptive effect on our business operations, especially if the Facility or our other assets were foreclosed upon or our guarantee were enforced.

Failure to complete the sale of the Property could negatively impact our stock price and our future business and financial results.

Majestic Realty’s obligation to complete the sale of the Property is subject to the satisfaction or waiver of a number of conditions set forth in the Purchase and Sale Agreement. There can be no assurance that the conditions to complete the sale will be satisfied or waived or that the sale will be completed. If the sale is not completed for any reason, our ongoing business may be materially and adversely affected and, without realizing any of the benefits of having completed the sale, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on the trading price of our common stock, which could affect its ability to secure sufficient financing in the future on attractive terms (or at all);
●	we will be required to pay our transaction-related expenses incurred in connection with the Purchase and Sale Agreement whether or not the sale is completed; and
●	matters related to the sale of the Property may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, we could be subject to litigation related to any failure to complete the sale.

If the sale of the Property is not completed, we cannot assure our stockholders that the risks described above will not materialize and will not materially and adversely affect our business, financial condition, financial results and common stock prices.

If the sale of the Property is not completed, we will have incurred substantial expenses without realizing the expected benefits of the sale.

We have incurred substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Purchase and Sale Agreement. If the sale of the Property is not completed, we would have to recognize these expenses without realizing the expected benefits of the sale.

The unaudited pro forma financial information included as an exhibit to this Current Report on Form 8-K is for illustrative purposes. Our actual financial position or results of operations after the anticipated sale may differ materially.

The unaudited pro forma financial information included as an exhibit to our Current Report on Form 8-K filed with the SEC on September 21, 2023 and incorporated by reference herein is presented for illustrative purposes only and is not necessarily indicative of what our actual financial position or results of operations would have been had the sale been completed on the dates indicated. The unaudited pro forma financial information reflects adjustments, which are based upon estimates. The information upon which these adjustments and assumptions have been made is preliminary, and these kinds of adjustments and assumptions are difficult to make with complete accuracy. Moreover, the pro forma financial information does not reflect all costs that are expected to be incurred by us. Accordingly, the final accounting adjustments may differ materially from such pro forma information.

The failure to comply with the terms of the Credit Agreement, as amended, could result in a default under the terms of the Credit Agreement, as amended, and, if uncured, it could potentially result in action against our pledged assets.

There is no assurance that we will generate sufficient revenue or raise sufficient capital to be able to make the required principal payment under the Term Loan that iBio CDMO entered into with Woodforest. The Term Loan with Woodforest is secured by (a) a leasehold deed of trust on our Facility, and (b) a first lien on all assets of iBio CDMO including the Facility.  We have also guaranteed the payment of all iBio CDMO’s obligations under the Credit Agreement.  The Term Loan matures the earlier of December 31, 2023, or the acceleration of maturity of the Term Loan pursuant to the Credit Agreement.  If we or iBio CDMO fail to comply with the terms of the Term Loan and/or the related agreements, including the affirmative and negative covenants contained therein, Woodforest National Bank could declare a default and if the default were to remain uncured, Woodforest National Bank would have the right to proceed against any or all of the collateral securing their Term Loan. Our failure to make such payments when due could result in our loss of the Facility. Any action to proceed against our assets would likely have a serious disruptive effect on our business operations, especially if the Facility or our other assets were foreclosed upon.

The Credit Agreement, as amended, requires that we pay a significant amount of cash to the lender. Our ability to generate sufficient cash to make all required payments under the Credit Agreement, as amended, depends on many factors beyond our control.

Our ability to make payments on and to refinance the Term Loan, to fund planned capital expenditures and to maintain sufficient working capital depends on our ability to raise capital and generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or from other sources in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. To date, we have generated minimal revenue and have financed a significant portion our capital needs from sales of our equity and most recently the Term Loan.  There can be no assurance that financing options will be available to us when needed to make payments under the Term Loan or if available, that they will be on favorable terms. If our cash flow and capital resources are insufficient to allow us to make payments due under the Term Loan, we may need to seek additional capital or restructure or refinance all or a portion of the Term Loan on or before the maturity thereof, any of which could have a material adverse effect on our business, financial condition or results of operations. Although we plan to explore potential longer-term financing options for our Facility, including, but not limited to, the sale of the Facility, we cannot assure you that we will be able to enter consummate the sale prior to the maturity date of the Term Loan or refinance the Term Loan on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition. Our ability to restructure or refinance the Term Loan will depend on the condition of the capital markets and our financial condition. Any refinancing of the Term Loan could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to obtain any financing when needed.

Covenant restrictions in the Credit Agreement, as amended, may limit our ability to operate our business.

The Credit Agreement contains, and our future indebtedness agreements may contain covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. The Credit Agreement, as amended, currently requires maintaining $1,000,000 of unrestricted cash and cash equivalents and restricts our ability to:

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

Risks Related to the Development and Commercialization of Our Technologies and Product Candidates

We currently have a limited operating history developing precision antibodies, no products approved for commercial sale, have no significant source of revenue and may never generate significant revenue.

We are a pre-clinical-stage biopharmaceutical company that recently began to focus on leveraging the power of Artificial Intelligence (AI) for the development of precision antibodies. Prior to August 23, 2021, when we entered into a series of agreements with RubrYc, we were focused on our CDMO business. We have never generated any product revenue from the development of precision antibodies, do not expect to generate revenue in the near future and do not have any products approved for sale. Our operations to date have been primarily focused on developing our product candidates. We have not yet successfully conducted any clinical trials of any antibodies we have developed. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing product candidates.

All of our existing product candidates are in very early stages of development and will require extensive additional clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before they could provide us with any revenue.

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

While we believe that data we and our collaborators have obtained from preclinical studies of iBio technology-derived and iBio technology-enhanced product candidates has validated these technologies, our technologies have not yet, and may never lead to, approvable or marketable products. Even if we are successful in further validating our technologies and continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development for many possible reasons, including harmful side effects, limited efficacy or other characteristics that indicate that such product candidates are unlikely to be products that will receive marketing approval and achieve market acceptance. If we and our collaborators do not successfully develop and commercialize product candidates based upon our technologies, we will not obtain product or collaboration revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

Clinical trials are very expensive, time-consuming, and difficult to design and implement.

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials for our product candidates would take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Commencement and completion of clinical trials may be delayed by several factors, including:

●	obtaining an IND application with the FDA or foreign equivalent to commence clinical trials;
●	identification of, and acceptable arrangements with, one or more clinical sites;
●	obtaining IRB or EC approval to commence clinical trials;
●	obtaining IBC approval for use of a genetically modified organism;
●	unforeseen safety issues;
●	determination of dosing;
●	lack of effectiveness during clinical trials;
●	slower than expected rates of patient recruitment;
●	inability to monitor patients adequately during or after treatment;
●	lower than expected rates of patient completion of clinical trials;
●	inability to obtain supply of our drug candidate in a timely manner;
●	inability or unwillingness of medical investigators to follow our clinical protocols; and
●	unwillingness of the FDA or foreign equivalent, IRBs/ECs, or IBCs to permit the clinical trials to be initiated.

In addition, we, IRBs/ECs or the FDA or foreign equivalent may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if IRBs/ECs or the FDA or foreign equivalent finds deficiencies in our submissions or conduct of our trials.

Neither we nor our clients, collaborators or potential licensees will be able to commercialize product candidates based on our technologies and services if preclinical studies do not produce successful results or clinical trials do not demonstrate safety and efficacy in humans.

Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and has an uncertain outcome. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and interim results of a clinical trial do not necessarily predict final results. We and our licensees may experience numerous unforeseen events during, or as a result of, preclinical testing and the clinical trial process that could delay or prevent the commercialization of product candidates based on our iBio technologies, including the following:

●	Preclinical or clinical trials may produce negative or inconclusive results, which may require additional preclinical testing, additional clinical trials or the abandonment of projects that we expect to be promising. For example, promising animal data may be obtained about the anticipated efficacy of a therapeutic protein product candidate and then human tests may not result in such an effect. In addition, unexpected safety concerns may be encountered that would require further testing even if the therapeutic protein product candidate produced an otherwise favorable response in human subjects.
●	Initial clinical results may not be supported by further or more extensive clinical trials. For example, a licensee may obtain data that suggest a desirable immune response from a product candidate in a small human study, but when tests are conducted on larger numbers of people, the same extent of immune response may not occur. If the immune response generated by a product candidate is too low or occurs in too few treated individuals, then the product candidate will have no commercial value.
●	Enrollment in any clinical trials that we or our licensee’s conduct may be slower than projected, resulting in significant delays. The cost of conducting a clinical trial increases as the time required to enroll adequate numbers of human subjects to obtain meaningful results increases. Enrollment in a clinical trial can be a slower-than-anticipated process because of competition from other clinical trials, because the study is not of interest to qualified subjects, or because the stringency of requirements for enrollment limits the number of people who are eligible to participate in the clinical trial.
●	We or our potential licensees might have to suspend or terminate clinical trials if the participating subjects are being exposed to unacceptable health risks. Animal tests do not always adequately predict potential safety risks to human subjects. The risk of any candidate product is unknown until it is tested in human subjects, and if subjects experience adverse events during the clinical trial, the trial may have to be suspended and modified or terminated entirely.
●	Regulators or institutional review boards may suspend or terminate clinical research for various reasons, including safety concerns or noncompliance with regulatory requirements.
●	Any regulatory approval ultimately obtained may be limited or subject to restrictions or post-approval commitments that render the product not commercially viable.
●	The effects of iBio technology-derived or iBio technology-enhanced product candidates may not be the desired effects or may include undesirable side effects.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and by similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to engage in any clinical trials for any of our product candidates and there is no assurance that we will conduct successful clinical trials or obtain approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use in such a restrictive manner that it is not possible to obtain commercial viability for such product.

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

The manufacture of precision antibodies and use of artificial intelligence to do so is intensely competitive. There are currently extensive research efforts in this field, which result in rapid technological progress that can render existing technologies obsolete or economically noncompetitive. If our competitors succeed in developing more effective technologies or render our technologies obsolete or noncompetitive, our business will suffer. Many universities, public agencies and established pharmaceutical, biotechnology, and other life sciences companies with substantially greater resources than we have are developing and using technologies and are actively engaging in the development of products similar to or competitive with our technologies and products. To remain competitive, we must continue to invest in new technologies and improve existing technologies. To make such renewing investment we will need to obtain additional financing and/or collaborations. If we are unable to secure such financing, we will not have sufficient resources to continue such investment. In addition, they also have significantly greater experience in the discovery and development of products, as well as in obtaining regulatory approvals of those products in the United States and in foreign countries. Our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a small number of our competitors.

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

For our cancer product candidates, not only will we compete with companies engaged in various cancer treatments including radiotherapy and chemotherapy, but we will also compete with various companies that have developed or are trying to develop immunology vaccines for the treatment of cancer. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs with extensive facilities and equipment than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca plc), Johnson & Johnson, Pfizer Inc., MerckKGaA and Sanofi SA, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), Amgen Inc., Gilead Sciences, Inc. and its subsidiary Kite Pharma, Inc., and competing cancer immunotherapy companies such as, Bluebird Bio, Inc., Transgene SA, Bausch Health Companies, Lumos Pharma, Agenus Inc., Aduro Biotech, Inc., Advaxis, Inc., ImmunoCellular Therapeutics, Ltd., IMV Inc., Oxford BioMedica plc, Bavarian Nordic A/S, Celldex Therapeutics, Inc., as well as tech enabled drug discovery companies such as Recursion, Abcellera Biologics, Inc., Cellarity, and BenevolentAI.

Our product candidates may exhibit undesirable side effects when used alone or in combination with other approved pharmaceutical products, which may delay or preclude its development or regulatory approval or limit its use if ever approved.

Throughout the drug development process, we must continually demonstrate the activity, safety, and tolerability of our product candidates in order to obtain regulatory approval to further advance our clinical development, or to eventually market it. Even if any of our product candidates demonstrate adequate biologic activity and clear clinical benefit, any unacceptable side effects or adverse events, when administered alone or in the presence of other pharmaceutical products, may outweigh these potential benefits. We may observe adverse or serious adverse events or drug-drug interactions in preclinical studies or clinical trials of our clinical product candidate, which could result in the delay or termination of its development, prevent regulatory approval, or limit its market acceptance if it is ultimately approved.

Adverse events caused by any of our product candidates or generally by plant-based therapeutics could cause reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in any clinical trials we may conduct for our product candidates, our ability to obtain regulatory approval for such clinical product candidate may be negatively impacted. In addition, adverse events caused by any product candidate administered in combination with our product candidates could cause similar interruptions and delays, even though not caused by our product candidates.

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

Risks Related to Dependence on Third Parties

For our clinical product candidates, we currently rely on one third-party contract manufacturer. Any manufacturing problems experienced by us could result in a delay or interruption in the supply of our clinical product candidate until the problem is cured or until we locate and qualify an alternative source of manufacturing and supply.

We currently do not manufacture any of our clinical product candidates and currently rely upon one third-party manufacturer to manufacture such product candidates. If we were to experience any prolonged disruption for our manufacturing, we could be forced to seek additional third-party manufacturing contracts, thereby increasing our development costs and negatively impacting our timelines and any commercialization costs. Although we believe there are other manufacturers that could manufacture our product candidates, they may not do so on favorable term. In addition, if we change manufacturers at any point once we commence clinical trials  or after approval of a product candidate, we will be required to demonstrate comparability between the product manufactured by the old manufacturer and the product manufactured by the new manufacturer. If we are unable to do so we may need to conduct additional clinical trials with product manufactured by the new manufacturer.

If we or any outsourced manufacturer of our products are not able to manufacture sufficient quantities of our clinical product candidate, our development activities would be impaired. In addition, any manufacturing facility where any of our clinical product candidates are manufactured will be subject to ongoing, periodic inspection by the FDA or other comparable regulatory agencies to ensure compliance with current Good Manufacturing Practice, or cGMP. Any failure to follow and document the manufacturer’s adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of clinical bulk drug substance and finished product for clinical trials, which may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our clinical product candidate. We also may encounter problems with the following:

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

If we rely on a third-party contract manufacturer or its suppliers fail to deliver the required commercial quantities of our clinical product candidate required for our clinical trials and, if approved, for commercial sale, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and would have to delay or terminate our pre-clinical or clinical trials, and we would lose potential revenue. It may also take significant time to establish an alternative source of supply for our clinical product candidate and to have any such new source approved by the FDA or any applicable foreign regulatory authorities. Furthermore, any of the above factors could cause the delay or suspension of initiation or completion of clinical trials, regulatory submissions or required approvals of our clinical product candidate, cause it to incur higher costs and could prevent us from commercializing our clinical product candidate successfully.

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

We rely on third parties to supply the raw materials needed to operate our research and development activities and do not have any long-term commitments from such suppliers.

We currently rely on third parties for the raw materials needed to operate our research and development activities. We do not have any long-term commitments from any raw material suppliers and therefore cannot guarantee that there will be adequate supply of our raw materials. Natural disasters or other disruptions at any of our suppliers’ facilities may impair or delay the delivery of our products. Influenza or other pandemics, such as the coronavirus, could disrupt production of our products, reduce demand for certain of our products, or disrupt the marketplace in the food service or retail environment with consequent material adverse effects on our results of operations. To the extent we are unable to, or cannot, financially mitigate the likelihood or potential impact of such events, or effectively manage such events if they occur, particularly when a product is sourced from a single location, there could be a material adverse effect on our business and results of operations, and additional resources could be required to restore our supply chain. Although we believe we have sufficient supply of our other raw materials at this time, due to supply chain shortages, we may not be able to obtain such materials in the future is our current suppliers should be unable to satisfy our needs. Such suppliers may not be able to provide us with engines in a timely manner due to supply chain shortages and even if other suppliers are able to fulfill our needs they may not be able to do so at the same price as we currently pay for such materials, which could result in lower profit margins or us increasing the price of our services in order to maintain profit margins which could adversely impact demand for our services.

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

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights under our collaborative development relationships;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
●	the priority of invention of patented technology.

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

Risks Related to iBio’s Operations

We recently identified and remediated material weaknesses in our internal controls, and we cannot provide assurances additional material weaknesses will not occur in the future.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. During the preparation of the Quarterly Report for the quarter ended March 31, 2023, we identified a material weakness in our controls relating to accounting for stock-based compensation expense relating to the vesting of severed employees’ awards.  If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. As of June 30, 2023, management believes that significant progress has been made in enhancing internal controls and has concluded that the enhanced controls are operating effectively.  Therefore, as of June 30, 2023, the material weakness described in Item 4 Controls and Procedures in our Quarterly Report on Form 10-Q for quarter ended March 31, 2023 has been fully remediated.  Although the material weakness has been remediated, there can be no assurance that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

A failure by iBio to hire and retain an appropriately skilled and adequate workforce could adversely impact the ability to operate and function efficiently.

iBio’s operations will depend, in part, on our ability to attract and retain an appropriately skilled and sufficient workforce to operate our R&D facility. These employees may voluntarily terminate their employment with us at any time. The R&D facility is located in San Diego, California, a growing biotechnology hub and competition for skilled workers will continue to increase as the industry undergoes further growth in the area. There can be no assurance that we will be able to retain key personnel, or to attract and retain additional qualified employees especially in light of our cash position. Our inability to attract and retain key personnel as we grow in two locations may have a material adverse effect on our business.

Use of our laboratory space in San Diego is critical to our success. A natural disaster or other disruptions at our laboratory would adversely affect our business, financial condition, and results of operations.

We currently conduct all of our pre-clinical research at our laboratory in San Diego using specialized equipment that we have purchased.  Any natural disaster or other serious disruption to our facility due to fire, flood, earthquake, or any other unforeseen circumstance would adversely affect our business, financial condition, and results of operations. Although we do believe that we could find alternative space in the case of a natural disaster, there can be no assurance that we will find suitable space near the location of our employees or that our equipment will survive a natural disaster. The occurrence of any disruption at our laboratory, even for a short period of time, may have an adverse effect on our research and development operations, during and after the period of the disruption. Although we maintain property, casualty, and business interruption insurance of the types and in the amounts that we believe are customary for the industry, we are not fully insured against all potential natural disasters or other disruptions to our laboratory.

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

If we are unable to protect the confidentiality of our partners’ or collaborators’ proprietary information, we may be subject to claims.

The research and development processes developed by us or our partners’ or collaborators’ products are subject to trade secret protection, patents or other intellectual property protections owned or licensed by such partners. While we make significant efforts to protect our partners’ proprietary and confidential information, including requiring our employees to enter into agreements protecting such information, if any of our employees breaches the non-disclosure provisions in such agreements, or if our partners make claims that their proprietary information has been disclosed, our reputation may suffer damage and we may become subject to legal proceedings that could require us to incur significant expenses and divert our management’s time, attention and resources.

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

Risks Related to Our Common Stock

Our stockholders will experience substantial dilution from the issuance of the development milestone payments if paid in equity and may not realize a benefit from the acquisition of substantially all of the assets RubrYc commensurate with the ownership dilution they will experience in connection therewith.

We have the option to pay the contingent development milestone consideration owed to the RubrYc shareholders in shares of our common stock. Our stockholders will experience substantial dilution from the issuance of shares of common stock to pay the contingent development milestone consideration, should we elect to pay such development milestones in shares of common stock in lieu of cash.

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

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. We and our third-party contract manufacturers, contract research organizations, and any clinical sites that may conduct our clinical trials in the future may also face disruptions in procuring items that are essential to our research and development activities, including, for example, medical and laboratory supplies used in our clinical trials or preclinical studies, in each case, that are sourced from abroad or for which there are shortages because of ongoing efforts to address the outbreak. These minor disruptions have had an immaterial effect on business, which we have been able to address with minimal impact to our business operations to date. Further, although we have not experienced any material adverse effects on our business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing manufacturing of our drug candidates or services providers, foreign exchange rates or employee wages. We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

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

The above factors, including a number of other economic and geopolitical factors both in the U.S. and abroad, could ultimately have material adverse effects on our business, financial condition, results of operations or cash flows, including the following:

●	effects of significant changes in economic, monetary and fiscal policies in the U.S. and abroad including currency fluctuations, inflationary pressures and significant income tax changes;
●	supply chain disruptions;
●	a global or regional economic slowdown in any of our market segments;
●	changes in government policies and regulations affecting the Company or its significant customers;
●	industrial policies in various countries that favor domestic industries over multinationals or that restrict foreign companies altogether;
●	new or stricter trade policies and tariffs enacted by countries, such as China, in response to changes in U.S. trade policies and tariffs;
●	postponement of spending, in response to tighter credit, financial market volatility and other factors;
●	rapid material escalation of the cost of regulatory compliance and litigation;
●	difficulties protecting intellectual property;
●	longer payment cycles;
●	credit risks and other challenges in collecting accounts receivable; and
●	the impact of each of the foregoing on outsourcing and procurement arrangements.

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

Holders of our warrants issued in our offerings have no rights as common stockholders until they exercise their warrants and acquire our common stock.

Until the holders of the warrants we issued in our offerings acquire shares of our common stock by exercising their warrants, the holders of the warrants have no rights as a stockholder with respect to the shares of common stock underlying their securities. Upon exercise of the warrants they will be entitled to the rights of a common stockholder only as to matters for which the record date occurs after the exercise date.

Whether the outstanding warrants will have any value will depend on the market conditions for, and the price of, our common stock, which conditions will depend on factors related and unrelated to the success of our clinical development program, and cannot be predicted at this time. If our common stock price does not increase to an amount sufficiently above the exercise price of the warrants during the periods the warrants are exercisable, holders of warrants will be unable to recover any of their investment in the warrants.

Because there is no established public trading market for any of our warrants we issued, the liquidity of each such security is limited. We do not expect a market to develop, nor do we intend to apply to list the warrants on any securities exchange. Upon exercise of the warrants, our stockholders will experience dilution.

The market price of our common stock has been and may continue to be volatile and adversely affected by various factors.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on September 11, 2023, the price of our common stock closed at $0.28 per share while on April 19, 2023, our stock price closed at $1.30 per share. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

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

●announcements of licensing or other business development initiatives;

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Facility

On November 1, 2021, the Company and its subsidiary, iBio CDMO LLC (“iBio CDMO”, and collectively with the Company, the “Purchaser”) entered into a series of agreements (the “Transaction”) with College Station Investors LLC (“College Station”), and Bryan Capital Investors LLC (“Bryan Capital” and, collectively with College Station, “Seller”), each affiliates of Eastern Capital Limited (“Eastern,” a former significant stockholder of the Company) described in more detail below whereby in exchange for a certain cash payment and a warrant the Company:

(i)	acquired both the Facility where iBio CDMO at that time conducted business and also the rights as the tenant in the Facility’s ground lease;
(ii)	acquired all of the equity owned by one of the affiliates of Eastern in the Company and iBio CDMO; and
(iii)	otherwise terminated all agreements between the Company and the affiliates of Eastern.

On September 15, 2023, iBio CDMO entered into a Purchase and Sale Agreement with Majestic Realty, pursuant to which iBio CDMO agreed to sell the Property to Majestic Realty for a purchase price of $17,250,000. The closing of the sale of the Property is to occur, with time being of the essence, on December 1, 2023 or such other date as mutually agreed.  Pursuant to the terms of the Purchase and Sale Agreement, Majestic Realty deposited with a title company $200,000 as an earnest money deposit. Majestic Realty will also be afforded access to the Property to conduct a due diligence review of its condition. The closing is subject to certain closing conditions, including: (i) Majestic Realty’s delivery to iBio CDMO and the Escrow Agent of written notice of its approval of the condition of the Property on or before 5:00 p.m. Central time on October 16, 2023; (ii) Majestic Realty obtaining the approval of The Board of Regents of the Texas A&M University System of Majestic Realty’s purchase from it of the fee interest in the Land on or before 5:00 p.m. Central time on November 13, 2023; and (iii) the delivery at closing by the title company of a title policy to Majestic Realty in the amount of the Purchase Price.

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

Item 3. Legal Proceedings.

Lawsuits

We are not currently subject to any material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities. Litigation, regardless of the outcome, could have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the NYSE American under the trading symbol “IBIO.”

Holders

On September 12, 2023, there were 27 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stock.

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

Reverse Stock Split

As discussed above, the Company completed a reverse stock split at a ratio of one-for-twenty five (1:25) shares of the Company's common stock. The effective date of the reverse stock split was October 7, 2022. All share and per share amounts of common stock presented have been retroactively adjusted to reflect the one-for-twenty five reverse stock split.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our financial statements and the notes thereto and other information included elsewhere in this Annual Report. Unless the context requires otherwise, references in this Report to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

Overview

We are a pioneering biotechnology company at the intersection of AI and biologics, committed to reshaping the landscape of discovery. Our core mission is to harness the potential of AI and machine learning to unveil elusive biologics that stand out and have evaded other scientists. Through our innovative platform, we champion a culture of innovation by identifying novel targets, forging strategic collaborations to enhance efficiency, diversify pipelines, and with the goal of accelerating preclinical processes.

Additionally, our groundbreaking EngageTx technology enables us to target bi-specific molecules. With the ability to navigate sequence diversity and promote Human-Cyno cross reactivity while mitigating cytokine release, our goal is to enhance agility and bolster preclinical safety assessments.

Our strategic approach to fulfilling our mission is outlined as follows:

●	Elevate Epitope Discovery: We believe we lead the field with our patented AI-engine uncovering "hard to develop" molecules. Our unparalleled epitope engine stands out by allowing the ability to target select regions of a protein, potentially removing the lengthy trial and error out of mAb discovery. This capability is expected to improve probability of success while at the same time, reduces costs commonly caused by having an iterative process. Our epitope engine is engineered to match its target, refined for stability and optimized for water solubility; allowing us to identify new drug candidates that have failed or have been abandoned due to their complexity.
●	Capital efficient business approach: Our strategic business approach is structured around the following pillars of value creation:
o	Strategic Collaborations: We are leveraging our platform and pipeline by forming strategic partnerships. Our aim is to become the preferred partner for major pharmaceutical and biotechnology companies seeking rapid and cost-effective integration of complex molecules into their portfolios, de-risking their early-stage pre-clinical work. Additionally, a rich array of fast follower molecules within our pre-clinical pipeline holds the potential to drive substantial partnerships, opening doors to innovative projects. By tapping into our platform, infrastructure, and expertise, partners have the potential to streamline timelines, reduce costs tied to biologic drug discovery applications and cell line process development, and expedite preclinical programs with efficiency.
o	Developing and advancing our in-house programs cost effectively: Clinical advancement is crucial for drug discovery. We are actively looking for opportunities to progress our internal pre-clinical programs, with a focal point on oncology, steadily reinforcing our pre-clinical pipeline.
o	Tech Licensing in Diverse Therapeutic Areas: In pursuit of adding value, we are exploring partnerships in diverse therapeutic domains such as CNS or vaccines. Our intention is to license the AI tech stack, extending its benefits to our partners and amplifying its biological impact and insights. This strategic approach enables us to capitalize on the value of our meticulously curated data while empowering collaborations and innovations, while at the same time allowing us to focus on both the platform and our core therapeutic area, oncology.

●	Unwavering Investment in advancing the platform: We maintain an unwavering commitment to invest in our platform, continually unlocking the potential of biology through AI and machine learning. The pinnacle of being on the forefront of machine learning advancing algorithms, and models in order to improve its predictive power and reduce the time it takes to find a viable molecule.

In essence, we are sculpting a future where cutting-edge AI-driven biotechnology propels the discovery of intricate biologics, fostering partnerships, accelerating innovation, and propelling the advancement of science.

AI-Technology Platform

Overview

Our platform comprises four key components, each playing a crucial role in the discovery and optimization of precision antibodies.

The first layer, epitope engineering, leverages the patented AI-engine to target specific regions of proteins, allowing us to engineer antibodies with high specificity and efficacy. The second layer involves the proprietary antibody library, which is built on clinically validated frameworks and offers a rich diversity of human antibodies. The third layer of the technology stack is the antibody optimizing StableHu AI technology, coupled with mammalian display technology. Finally, our EngageTx platform forms the fourth layer. Each layer of the tech stack is designed to work synergistically, enabling us to rapidly advance antibodies from concept to in vivo proof-of-concept (POC).

AI Epitope Steering Technology

Our epitope steering technology is designed to address these issues by guiding antibodies exclusively against the desired regions of the target protein. By focusing on these specific regions, we can overcome the limitations of traditional methods and significantly improve the efficiency and effectiveness of our antibody discovery process.  Our AI engine creates engineered epitopes, which are small embodiments of epitopes on the target protein. The engine is trained to match the epitope structure as closely as possible and refine the designs for greater stability and water solubility, which are critically important factors. The optimized engineered epitope is then used to identify antibodies from naïve or immunized libraries.

Naïve Human Antibody Library

The fully human antibody library is built upon clinically validated, entirely human antibody frameworks. By leveraging public databases, we have extracted a diverse array of Complementarity-Determining Region (CDR) sequences. Subsequently, we have meticulously eliminated a range of sequence liabilities. Such careful curation process could potentially significantly reduce the development risk for antibodies identified from our library.

StableHuTM AI Antibody-Optimizing Technology

Our proprietary StableHu technology is instrumental in the optimization process. StableHu is an AI-powered tool designed to predict a library of antibodies with fully human CDR variants based on an input antibody. This input can range from an early, unoptimized molecule to an approved drug. The model has been trained utilizing a set of over 1 billion human antibodies, progressively masking known amino acids within CDRs until the algorithm could predict the correct human sequence.

While phage display libraries are often used in antibody optimization due to their vast diversity, they can increase developability risks such as low expression, instability, or aggregation of antibodies. Mammalian display libraries, on the other hand, offer significantly improved developability but reduced diversity due to the smaller library size they can handle. StableHu overcomes this limitation by utilizing a machine learning algorithm generating focused library diversity within the capacity of mammalian display.

Mammalian display is a technology that presents antibodies on the surface of mammalian cells, allowing for the direct screening and selection of antibodies in a mammalian cell environment. This approach is advantageous as antibodies that express well on the mammalian cells used in the display are more likely to express well in the production cell line. Moreover, single-cell sorting of antibody-displaying cells allows rapid selection of desired antibodies based on multiple dimensions, such as potency, selectivity, and cross-species selectivity.

When paired with mammalian display technology, StableHu enables antibody optimization with fewer iterative optimization steps, lower immunogenicity risk, and improved developability.

EngageTx CD3-Based T-Cell Engager Panel

We have used antibodies from an epitope steering campaign as well as a first-generation T-cell engager as input and utilized our StableHu technology to identify a next-generation CD3 antibody panel. The sequence diversity generated by StableHu led to an antibody panel with a wide range of potencies, which allows us to pair the panel with a wide variety of tumor-targeting antibodies.  Importantly, we were able to retain T-cell activation and tumor cell killing capacity with significantly reduced cytokine release. This reduction is believed to lower the risk of cytokine release syndrome. Additionally, the increased humanness of the predicted antibodies, thanks to our StableHu technology, reduces the risk of immunogenicity.

Furthermore, our StableHu technology enabled us to engineer NHP cross-reactivity into EngageTx. This allows for advanced safety assessment in NHP ahead of clinical trials, providing another layer of safety assurance.

Pre-Clinical Pipeline

We are currently in the process of building and advancing our preclinical pipeline. The focus of our pipeline is primarily on immuno-oncology, with one program also dedicated to the immunology space. By leveraging our technology stack, the pipeline is geared towards hard-to-drug targets and molecules offering differentiation. To mitigate target risk and capitalize on the learnings of competitors, our programs are primarily adopting a fast follower strategy. This approach allows us to focus on targets that have to some extent been validated and learn from the advancements of those ahead in the field.

Recent Developments

On September 15, 2023, iBio CDMO entered into the Purchase and Sale Agreement with Majestic Realty Co., pursuant to which iBio CDMO agreed to sell to Majestic Realty for a purchase price of $17,250,000 its Facility located in Bryan, TX consisting of: (i) the ground leasehold estate and interest held under the Ground Lease Agreement, dated March 8, 2010, as amended by an Estoppel Certificate and Amendment to Ground Lease Agreement, dated as of December 22, 2015, between iBio CDMO (as assignee from College Station Investors LLC) and The Board of Regents of the Texas A&M University System (together, the “Ground Lease”), related to 21.401 acres in Brazos County, Texas land (the “Land”); (ii) the buildings, parking areas, improvements, and fixtures situated on the Land (the “Improvements”); (iii) all iBio CDMO’s right, title, and interest in and to furniture, personal property, machinery, apparatus, and equipment owned and currently used in the operation, repair and maintenance of the Land and Improvements and situated thereon (collectively, the “Personal Property”); (iii) all iBio CDMO’s rights under the contracts and agreements relating to the operation or maintenance of the Land, Improvements or Personal Property which extend beyond the closing date (the “Contracts”); and (iv) all iBio CDMO’s rights in intangible assets of any nature relating to any or all of the Land, the Improvements and the Personal Property (the “Intangibles”; and together with the Ground Lease, Improvements and Personal Property, collectively, the “Property”). The closing of the sale of the Property is to occur, with time being of the essence, on December 1, 2023 or such other date as mutually agreed.  Pursuant to the terms of the Purchase and Sale Agreement, Majestic Realty deposited with a title company (the “Escrow Agent”) $200,000 as an earnest money deposit. Majestic Realty will also be afforded access to the Property to conduct a due diligence review of its condition. The closing is subject to certain closing conditions, including: (i) Majestic Realty’s delivery to iBio CDMO and the Escrow Agent of written notice of its approval of the condition of the Property on or before 5:00 p.m. Central time on October 16, 2023; (ii) Majestic Realty obtaining the approval of The Board of Regents of the Texas A&M University System of Majestic Realty’s purchase from it of the fee interest in the Land on or before 5:00 p.m. Central time on November 13, 2023; and (iii) the delivery at closing by the title company of a title policy to Majestic Realty in the amount of the Purchase Price.

Results of Operations

Revenue

Revenue from the CDMO operations is now included in discontinued operations and not broken out separately on the financial statements. Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on our AI-driven discovery platform for which to date we have not generated any material revenue. We may have revenue with the AI-driven discovery platform in the future. During the year ended June 30, 2023, we reported no revenue. Revenue for the year ended June 30, 2022 was mainly related to a licensing agreement.

Research and Development Expenses (“R&D”)

R&D expenses for Fiscal year ended June 30, 2023 and Fiscal year ended June 30, 2022 were approximately $10.3 million and $9.8 million, respectively, an increase of approximately $0.5 million or 5%. The increase primarily related to the increase in activities related to our internal pipeline including IBIO-101, CCR8, and EGFRvIII, and the expansion of our AI-driven discovery platform to include an increased spend of approximately $1.7 million on lab supplies, lab equipment/maintenance, and facility rent for the San Diego facility and an increase of approximately $0.6 million in R&D personnel at the San Diego center.  This increase was partially offset by a reduction of approximately $1.8 million in spend on consultants and contracted services. iBio anticipates R&D expenses in Fiscal year ended June 30, 2024 will be close to those of Fiscal year ended June 30, 2023.

R&D expenses relating to CDMO operations are captured separately under discontinued operations.

General and Administrative Expenses (“G&A”)

G&A expenses for Fiscal year ended June 30 2023 and Fiscal year ended June 30 2022 were approximately $19.0 million and $21.8 million, respectively, a decrease of ($2.8) million or (13)%. G&A expenses principally include officer and employee salaries and benefits, depreciation and amortization, professional fees, consulting services, operational costs and other costs associated with being a publicly traded company. The decrease is primarily attributable to a reduction in intangible asset impairment charges and related amortization of ($1.5) million, a reduction of legal fees expense of ($0.8) million, a reduction in profession/consulting fees and outside services of ($0.8) million, and reduced travel of ($0.2) million. The decrease was partially offset by an increase of ($0.5) million for IT security and related costs. iBio expects G&A expenses to continue to decrease in Fiscal year ended June 30, 2024.

G&A expenses relating to CDMO operations are captured separately under discontinued operations.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for Fiscal year ended June 30, 2023 were approximately $29.3 million, compared to approximately $31.6 million for Fiscal ended June 30, 2022.

Other Income (Expense)

Other income (expense) for Fiscal year ended June 30, 2023 and Fiscal year ended June 30, 2022 was approximately $0.03 million and $0.2 million, a decrease of approximately ($0.2) million. The minimal increase in interest income was offset by interest expenses and loss on sale of debt securities for a total other income (expense) of approximately $0.03 million.

Net Loss Available to iBio, Inc. Stockholders from Continuing Operations

Net loss available to iBio, Inc. stockholders from continuing operations for Fiscal year ended June 30, 2023 was approximately ($29.3) million, or ($2.39) per share, compared to approximately ($29.6) million, or ($3.39) per share, in 2022.

Discontinued Operations

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO, LLC) in order to complete our transformation into an AI-driven, precision antibody drug discovery and development company. In conjunction with the restructuring, we completed a workforce reduction of approximately 60% and discontinued the CDMO operations. CDMO operations are reported as discontinued operations on our financial statements. Losses for Discontinued Operations for 2023 and 2022 were approximately ($35.7) million and ($20.8) million, respectively, an increase of ($14.9) million, or 72%.  This increase was primarily due to the impairment of fixed assets ($17.9) million, impairment of consumable inventory of ($4.9) million, and ($3.1) million of personnel restructuring related charges including severance, benefits and the acceleration of stock compensation awards.  This increase in expense was offset by the decrease of Facility related expenses of ($4.5) million, personnel costs of ($3.6) million, consultant/outside services of ($1.5) million, the gain on sale of fixed assets of ($0.8) million and the ($0.6) million forgiveness of the PPP loan in Fiscal year 2022, which did not reoccur in Fiscal year 2023.

Total Net Loss Available to iBio, Inc. Stockholders

Net loss available to iBio, Inc. stockholders from both continuing and discontinued operations for Fiscal year ended June 30, 2023 was approximately ($65.0) million, or ($5.31) per share, compared to approximately ($50.4) million, or ($5.78) per share, in Fiscal year ended June 30, 2022.

Liquidity and Capital Resources

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company's ability to continue as a going concern. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended June 30, 2023 with respect to this uncertainty.

In an effort to remain a going concern and increase cash reserves, we completed a public offering in December 2022, reduced our work force by approximately 60% (a reduction of approximately 69 positions) in November 2022, and ceased operations of our CDMO Facility thereby reducing annual spend on expenses by approximately 67% and generating cash savings of approximately 64% from first quarter Fiscal year 2023 compared to fourth quarter Fiscal year 2023. Additionally, we have executed the Purchase and Sale Agreement for the sale of the CDMO Facility, which sale if consummated will allow us to pay all outstanding amounts under the Term Loan; however, the consummation of the sale is subject to closing conditions for which there can be no assurance that they will be met or the closing will occur in a timely manner, if at all . If the closing is not consummated prior to the December 31, 2023 maturity date of the Term Loan it is unlikely that we will have sufficient funds the repay the Term Loan on its maturity date, which Term Loan has an outstanding balance of which is $12.7 million as of September 26, 2023.

During the first quarter of Fiscal 2023, we completed at-the-market offerings and sold 175,973 shares of our common stock, par value $.001 per share (the “Common Stock”) for net proceeds of approximately $1.2 million. During the second quarter of Fiscal 2023, we completed a public offering and raised gross proceeds of approximately $3.5 million selling an aggregate of 3,365,385 shares of its Common Stock (or pre-funded warrants in lieu thereof), Series A warrants to purchase up to 3,870,192 shares of Common Stock and Series B warrants to purchase up to 3,870,192 shares of Common Stock. Subsequently after the public offering, during the third quarter of Fiscal 2023, 341,300 Class A Warrants and 1,704,916 Class B Warrants were exercised for total proceeds of $2,128,000. Also, during the third quarter of Fiscal 2023, we completed at-the-market offerings and sold 1,375,906 shares of Common Stock for which we received approximately $2.0 million. In the fourth quarter of Fiscal 2023, an additional 76,300 Class B Warrants were exercised with total proceeds of approximately $79,000. Also, during the fourth quarter of Fiscal 2023, we completed at-the-market offerings and sold 4,230,992 shares of Common Stock of which we received approximately $3.3 million and holds a subscription receivable for $204,000 at June 30, 2023 for proceeds received on July 6, 2023. (See Note 17 – Stockholder’s Equity for more information.)

Subsequent to June 30, 2023, we completed at-the-market offerings and sold 3,419,795 shares of Common Stock which we received approximately $1.7 million. We also sold 3,622,834 shares of Common Stock under our Purchase Agreement with Lincoln Park and received approximately $1.2 million in proceeds.

Our cash, cash equivalents and restricted cash of approximately $7.6 million as of June 30, 2023, is not anticipated to be sufficient to support operations through the second quarter of Fiscal 2024, unless we further reduce our burn rate, consummate the sale of the Facility for amounts above the debt on the Facility, or increase our capital as described above. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. It is our goal to implement one or more potential options described herein to allow us to have a cash runway for at least 12 months from the date of the filing of this Annual Report. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our liquidity and operations could also be impacted by our obligations under the Woodforest Credit Agreement. As described below and in detail in Note 6 - Significant Transactions, to avoid violating the Liquidity Covenant associated with the parent guarantee of the debt, we need to pay off the debt through the sale of the Facility or we need to raise additional capital.

Woodforest Debt

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

In January 2023, iBio’s unrestricted cash decreased below the required $7,500,000, which created an event of default under the Credit Agreement and Guaranty as a result of not complying with the Liquidity Covenant. As a result, on February 9, 2023, iBio CDMO and Woodforest entered into a second amendment to the Credit Agreement (the “Second Amendment”), which amended, among other things, added a milestone that had to be met by a specified date, the failure of which would be an event of default.  In addition, on February 9, 2023, iBio, as guarantor, entered into a second amendment to the Guaranty, which amended, among other things, allowed iBio to account for the Fraunhofer Settlement Funds in determining whether the Company is in compliance with the Liquidity Covenant until a specified period dependent upon the occurrence of a specific milestone in the Credit Agreement.

On February 20, 2023, iBio CDMO entered into a third amendment to the Credit Agreement (the “Third Amendment”), which removed the added milestone specified in the Second Amendment, the failure of which would be an event of default.  In addition, the Guaranty was amended to allow us until February 28, 2023, to account for the Fraunhofer Settlement Funds in determining whether we are in compliance with the Liquidity Covenant without being dependent upon a specified milestone.  In addition, we agreed that each time it consummates an at-the-market issuance of Equity Interests (as defined within the Credit Agreement), no later than five (5) days following such issuance of Equity Interests, it will (i) pay to Woodforest in immediately available cash funds, without setoff or counterclaim of any kind, forty percent (40%) of the Net Proceeds (as defined within the Credit Agreement) received by us for such issuance of Equity Interests; provided, any such payment would cease upon payment obligations in full and (ii) provide Woodforest with a detailed accounting of each such issuance of Equity Interests.

On March 24, 2023, iBio CDMO and Woodforest entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”), which within the Fourth Amendment Woodforest agreed to (i) reduce the percentage of any payment to Woodforest we are required to make from the proceeds of sales of our common stock under its at-the-market facility from 40% to 20%, (ii) reduce the percentage of any payment to Woodforest we are required to make from the proceeds of sales of its equipment from 40% to 20%, and (iii) allowed us to retain $2,000,000 million of the $5,100,000 million that we received from the Fraunhofer Settlement Funds, with the remaining $3,000,000 million being held in our account at Woodforest.  In addition, we are obligated to (y) deliver to Woodforest an executed copy of a purchase agreement (the “Purchase Agreement”) for the sale of the Facility, no later than April 14, 2023, and (z) pay to Woodforest a fee in the amount of $75,000 on the earlier of the date of the closing of the Purchase Agreement, or the Maturity Date (as defined in the Credit Agreement).  In addition, on March 24, 2023, iBio, as guarantor, entered into a fourth amendment to the Guaranty, which reduced the Liquidity Covenant from $7,500,000 to $1,000,000.

On May 10, 2023, iBio CDMO and Woodforest entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which within the Fifth Amendment Woodforest agreed to: (i) waive our obligation to deliver to Woodforest an executed copy of a Purchase Agreement for the sale of the Facility no later than April 14, 2023 and, (ii) release $500,000 of the $3.0 million being held in our account at Woodforest when the outstanding principal amount is reduced to $10.0 million and for each additional $2.5 million reduction of the outstanding principal amount, an additional $750,00 will be released from our account at Woodforest.  In addition, starting on the effective date of the Fifth Amendment, the interest on the Term Loan increased to 5.25%, and the Term Loan shall further accrue interest, payable in kind and added to the balance of the outstanding principal amount at a fixed rate per annum equal to (a) 1.00%, if the Facility is sold on or before June 30, 2023, (b) 2.00% if the Facility is sold after June 2023, but on or before September 30, 2023, or (c) 3:00%, if the Facility is sold after September 30, 2023, or not sold prior to the Maturity Date.  We also agreed to pay Woodforest a fee in the amount of (x) $75,000 if the Facility is sold on or before June 30, 2023, (y) $100,000 if the Facility is sold after June 2023, but on or before September 30, 2023, or (x) $125,000, if the Facility is sold after September 30, 2023, or not sold prior to the Maturity Date.

On September 18, 2023, iBio CDMO and Woodforest entered into a sixth amendment to the Credit Agreement (the “Sixth Amendment”), to amend the Credit Agreement to: (i) set the maturity date of the term loan to the earlier of (a) December 31, 2023, or (b) the acceleration of maturity of the term loan in accordance with the Credit Agreement, (ii) provided that iBio CDMO will, immediately upon receipt of the proceeds of the sale of the Property, apply the net proceeds to satisfy all outstanding obligations under the term loan, and to the extent such net proceeds are sufficient, to pay off the term loan, and (iii) change the annual filing requirement solely for the fiscal year ending June 30, 2023, such that the filing is acceptable with or without a “going concern” designation; provided that (y) iBio CDMO shall deliver an executed copy of the Purchase and Sale Agreement for the sale of the Facility within one business day after entry into the Sixth

Amendment, and (z) if the Facility is not sold on or before December 1, 2023, iBio CDMO will pay a fee in the amount of $20,000 upon the earlier of the date of the closing or the maturity date.

Cantor Fitzgerald Underwriting

On November 25, 2020, we entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of Common Stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent.  Between July 25, 2022, and June 30, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 5,782,871 shares of Common Stock. We received net proceeds of approximately $6.4 million during the Fiscal year 2023 and hold a subscription receivable for $204,000 at June 30, 2023 for proceeds received on July 6, 2023.

In Fiscal year 2022, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 175,973 shares of Common Stock. We received net proceeds of approximately $1.2 million. (See Note 17 - Stockholders’ Equity for more detail.)

Wainwright Underwriting

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

We also agreed to issue to Wainwright, as the representative of the underwriters, warrants (the “Representative’s Warrants”) to purchase a number of shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and Pre-Funded Warrants being offered in the offering. Wainwright received warrants to purchase up to 201,923 shares of Common Stock.

We received net proceeds of approximately $2,864,000 after deducting underwriting discounts, commissions and other issuance costs. During the year ended June 30, 2023, 341,300 Class A Warrants and 1,781,216 Class B Warrants were exercised. The total proceeds from Class A and B Warrants exercised during the year ended June 30, 2023 was $2,207,000. (See Note 17 - Stockholders’ Equity for more detail.)

Series 2022 Convertible Preferred Stock

On May 12, 2022, we entered into a securities purchase agreement with a certain accredited investor for the issuance and sale of 1,000 shares of Series 2022 Convertible Preferred Stock, $0.001 par value per share (the “Preferred Stock”), at a price of $0.27 per share. The Preferred Stock permitted the holder to vote at the Special Meeting, on the Reverse Stock Split proposal, with the holders of the common stock as a single class, with each share of Preferred Stock being entitled to 200,000 votes per share, provided that any votes cast by the Preferred Stock with respect to the Proposal must be voted in the same proportion as the aggregate shares of common stock are voted on the Proposal. Pursuant to the terms of the preferred stock, our Board of Directors converted the Preferred Stock to common stock at a conversion ratio of 1:1 on July 19, 2022. (See Note 17 - Stockholders’ Equity for more detail.)

Bryan Capital

On November 3, 2021, as part of consideration for the purchase of the Bryan site and other rights, iBio issued a warrant to purchase 51,583 shares of the Common Stock at an exercise price of $33.25 per share to affiliates of Eastern Capital Limited. The Warrant expires October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits.

Also, as part of the consideration for the purchase of the Bryan site and other rights, iBio entered into a $22,375,000 Senior Secured Term Loan with Woodforest National Bank. The loan bears interest at 5.25% plus a payment in kind adjustment dependent on when the Facility is sold and original maturity date of November 1, 2023.  See Note 14 – Debt for further details.

Lincoln Park Stock Purchase Agreement

On August 4, 2023, iBio entered into a purchase agreement, dated as of August 4, 2023 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, under the terms and subject to the satisfaction of specified conditions set forth therein, we may sell to Lincoln Park up to $10.0 million (subject to certain limitations) of Common Stock, from time to time during the term of the Purchase Agreement. Additionally, on August 4, 2023, we entered into a registration rights agreement, dated as of August 4, 2023 (the “Registration Rights Agreement”), with Lincoln Park, pursuant to which we agreed to file a registration statement with the SEC, to register under the Securities Act of 1933, as amended (the “Securities Act”), the resale by Lincoln Park of shares of Common Stock that have been or may be issued and sold by us to Lincoln Park under the Purchase Agreement. We cannot sell any shares of Common Stock to Lincoln Park under the Purchase Agreement unless all of the conditions to Lincoln Park’s purchase obligation set forth in the Purchase Agreement, including that the resale registration statement that we are required to file with the SEC under the Registration Rights Agreement is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC (the date on which all of such conditions are satisfied, the “Commencement Date”).  The registration statement was declared effective on August 11, 2023.

Beginning on the Commencement Date and for a period of up to 24 months thereafter, under the terms and subject to the conditions of the Purchase Agreement, from time to time, at our discretion, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $10 million of shares of Common Stock, subject to certain limitations set forth in the Purchase Agreement. Specifically, from time to time from and after the Commencement Date, we may, at our discretion, on any single business day on which the closing price of the common stock on the NYSE American is equal to or greater than $0.15, by written notice delivered to Lincoln Park, direct Lincoln Park to purchase up to 100,000 shares of Common Stock on such business day, at a purchase price per share that will be determined and fixed in accordance with the Purchase Agreement at the time the Company delivers such written notice to Lincoln Park (each, a “Regular Purchase”); provided, however, that the maximum number of shares we may sell to Lincoln Park in a Regular Purchase may be increased to up to (i) 150,000 shares, if the closing sale price of the Common Stock on the NYSE American on the applicable purchase date is not below $1.00, and (ii) 200,000 shares, if the closing sale price of the Common Stock on the applicable purchase date is not below $2.00; provided, however, that Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $500,000. The foregoing share amounts and per share prices will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring after the date of the Purchase Agreement with respect to the Common Stock. The purchase price per share of Common Stock sold in each such Regular Purchase, if any, will be based on market prices of the Common Stock immediately preceding the time of sale, calculated as set forth in the Purchase Agreement.

In addition, provided that we have directed Lincoln Park to purchase the maximum amount of shares that we are then able to sell to Lincoln Park in a Regular Purchase on a particular business day on which the closing price of the common stock on the NYSE American is equal to or greater than $0.20, then in addition to such Regular Purchase, we may, in our sole discretion, also direct Lincoln Park to purchase additional shares of Common Stock in an “accelerated purchase,” and one or more “additional accelerated purchases” on the business day immediately following the purchase date for such Regular Purchase, as provided in the Purchase Agreement. The purchase price per share of Common Stock sold to Lincoln Park in each accelerated purchase and additional accelerated purchase, if any, will be based on market prices of the Common Stock at the time of sale on the applicable purchase date for such accelerated purchase and such additional accelerated purchase(s), as applicable, calculated as set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock in any purchase under the Purchase Agreement.

We will control the timing and amount of any sales of Common Stock to Lincoln Park pursuant to the Purchase Agreement. Lincoln Park has no right to require the Company to sell any shares of Common Stock to Lincoln Park, but Lincoln Park is obligated to make purchases as we direct, subject to certain conditions.

Actual sales of shares of Common Stock to Lincoln Park will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, market prices of the Common Stock from time to time during the term of the Purchase Agreement and determinations by us as to the appropriate sources of funding for iBio and its operations. The net proceeds under the Purchase Agreement to iBio will depend on the frequency and prices at which we sell shares of Common Stock to Lincoln Park. We expect that any proceeds received by us from such sales to Lincoln Park will be used for working capital and general corporate purposes.

As consideration for Lincoln Park’s commitment to purchase shares of Common Stock at our direction pursuant to the Purchase Agreement, we issued 211,473 shares of Common Stock to Lincoln Park as commitment shares (the “Initial Commitment Shares”) and agreed to issue 211,474 additional shares of Common Stock to Lincoln Park as commitment shares (the “Additional Commitment Shares” and, collectively with the Initial Commitment Shares, the “Commitment Shares”) at such time as we have received an aggregate of $5,000,000 in cash proceeds from Lincoln Park from sales of Common Stock to Lincoln Park, if any, that we elect, in our sole discretion, to make from time to time from and after the Commencement Date, pursuant to the Purchase Agreement. (See Note 17 - Stockholders’ Equity for more detail.)

Between August 16, 2023 and September 15, 2023, Lincoln Park purchased pursuant to the Purchase Agreement 3,622,834 shares of Common Stock. The Company received net proceeds of approximately $1.2 million during the first quarter of Fiscal 2024.

Net Cash Used in Operating Activities

In fiscal year 2023, net cash used in operating activities was ($30.4) million, compared to net cash used in operating activities of ($37.5) million in 2022.  The decrease in net cash was primarily used to support our ongoing operations.

Net Cash Provided by (Used in) Investing Activities

In fiscal year 2023, net cash provided by investing activities was $7.0 million, which primarily consisted of redemption and sales of debt securities of $10.8 million and the sale of fixed asset of $2.6 million, partially offset by the purchase of ($5.7) million of fixed assets and ($0.7) million for certain assets acquired from RubrYc. Offset by proceeds from the sales of fixed assets. In fiscal year 2022, our net cash used in investing activities was ($5.1) million, which primarily consisted of the purchase of RubrYc equity and acquisition of intangible assets related to our license of IBIO-101, and purchases of fixed assets, offset by the net redemption of debt securities.

Net Cash Provided by (Used in) Financing Activities

In fiscal year 2023, net cash provided by financing activities was $2.3 million, compared to net cash used in financing activities of ($6.1) million in 2022.  Net cash generated from financing activities in 2023 primarily related to proceeds from sales of common stock offset by payments made towards term note payable while the net cash spent in 2022 mainly  related to the purchase of the Facility.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of June 30, 2023, our accumulated deficit was approximately ($288.9) million, and we used approximately ($21.1) million of net cash in fiscal year 2023.

We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies, through proceeds from the sale of the CDMO Facility, through potential proceeds from the sale or out-licensing of assets, and through proceeds from the sale of additional equity or other securities. However, there can be no assurance that we will be successful in implementing these plans, many of which will take several years before we realize proceeds. The Term Loan with Woodforest and the Guaranty requires we maintain an unrestricted cash balance of $1.0 million, which limits our ability to use our funds for operations. If we should default on the Credit Agreement and Woodforest does not waive the default, and if Woodforest makes a demand for the acceleration of all payments due to this default, it could result in all obligations that are guaranteed being due and payable immediately without further notice. We cannot be certain that such funding will be available on favorable terms or available at all. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2023, we were not involved in any SPE transactions.

Critical Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2023, have been taken into consideration in preparing the consolidated financial statements. The preparation of consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. The following accounting estimate had a material impact on the results of operations of the Company for the year ended June 30, 2023.

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

On November 3, 2022, we announced we are seeking to divest our contract development and manufacturing organization (iBio CDMO) in order to complete our transformation into an antibody discovery and development company. Through the process of seeking to divest its contract development and manufacturing organization, we have entered into a Purchase and Sale Agreement for the Facility. The decision to divest triggered a quantitative impairment analysis of our CDMO fixed assets of the Facility totaling $22.65 million and machinery and equipment totaling $13.4 million.

We utilized a market approach in the second quarter of Fiscal 2023, using independent third-party appraisals, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility, the machinery and equipment.  We recorded an impairment charge of $6.3 million for the facility and $11.3 million for the machinery and equipment in the quarter ended December 31, 2022. The key assumption in the valuation analysis is the expected sale price of $21.1 million for the Facility and the associated machinery and equipment less approximate costs to sell of $2.7 million. In the first quarter of Fiscal 2024, we entered into an agreement for the sale of the Facility for $17.25 million, and an additional impairment of $0.3 million was recorded in Fiscal 2023 to reflect the agreed upon sales price less estimated costs to sell.  The carrying amount of the CDMO fixed assets after impairment on June 30, 2023 was $16.1 million.

On February 10, 2021, the “Company, entered into an Auction Sale Agreement (the “Auction Sale Agreement”) with Holland Industrial Group, together with Federal Equipment Company and Capital Recovery Group LLC (collectively, the “Auctioneers”) for the sale at public auction of equipment and other tangible personal property (the “Equipment”) located at the Facility.  The Auctioneer guaranteed an amount of gross proceeds from the sale of the equipment of $2.1 million, which was paid to the Company on February 17, 2023. The auction, which commenced on March 24, 2023 and concluded on March 30, 2023, resulted in total proceeds of approximately $2.9 million.  In accordance with the Auction Sale Agreement, the Company received 80% of the excess proceeds, after Holland was paid a fixed amount of $0.2 million for expenses, which was approximately $0.5 million.

We may have to record a further, potentially material, impairment to the fair value of this asset group if we do not realize a sale transaction for the expected amount of $17.25 million less costs to sell in the near term.

Impairment of Indefinite-Lived Intangible Assets

For indefinite life intangible assets, we perform an impairment test annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

Evaluating for impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in our business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge. Although we base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

During the fourth quarter of Fiscal 2023, we performed our annual impairment testing of the IBIO-101 therapeutic technology (or “IP”), classified as an indefinite-lived intangible asset, which had a carrying amount of $5 million at June 30, 2023. We engaged a third party to perform valuation assistance with estimating the fair value of IBIO-101 and preparing a market capitalization reconciliation. The Multi-Period Excess Earnings Method (“MPEEM”) under the income approach was utilized to value the indefinite-lived asset.  The MPEEM determines the value of a specified asset by calculating the present value of future earnings attributed to the asset. Since IBIO-101 is currently in its pre-clinical development phase, a probability of success was applied to the cash flows to account for the probability of reaching each step of development. The MPEEM requires that charges for the use of other contributory assets be subtracted under the theory that the owner of the subject asset does not own the other contributory assets and would have to rent/lease them in order to earn the cash flows related to the subject asset.

The resulting probability of success adjusted “excess earnings” were discounted to the present value using a 13% discount rate, which was based on iBio’s weighted average cost of capital.  The sum of the discounted excess earnings and the present value of the tax benefit related to amortization of the IBIO-101 indefinite-lived intangible indicated that the fair value was $7.1 million as of the April 1, 2023, valuation date. Given that the carrying amount of the asset was $5 million at June 30, 2023, it was concluded that no impairment existed.

We will continue to monitor the value of the IP, since we believe it is at risk for impairment. The primary impairment indicators that may arise in the near future are (1) any sustained decline in our common stock market price and (2) FDA decisions on similar competing technologies that are applying for Phase 1 approval.

We continue to operate in a highly competitive environment, rising interest rates (and cost of capital) and experience liquidity challenges. Accordingly, we may have to adjust our cash flow projections and valuation assumptions in the near future to account for market trends and any changes to our research and development plans. Any such future adjustments may lead to material future impairments in the IP and other related assets.

Our remaining critical accounting estimates remain consistent with the information disclosed in the same section in our last annual report on Form 10-K for the year ended June 30, 2022.

In addition to the aforementioned critical accounting estimates, the following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	revenue recognition;
●	legal and contractual contingencies;
●	research and development expenses; and
●	share-based compensation expenses.

We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates. See Note 4 – Summary of Significant Accounting Policies - for a complete discussion of our significant accounting policies and estimates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information under this Item is not required to be provided by smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Financial statements and notes thereto appear on pages F-1 to F-44 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has performed an assessment of the effectiveness of iBio’s internal control over financial reporting as of June 30, 2023, based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

We remediated the material weakness relating to our internal controls over the accounting for stock-based compensation, as described below. Except as otherwise described herein, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness in Internal Controls over Accounting for Stock-Based Compensation

We strengthened our internal controls over accounting for stock-based compensation through designing and implementing additional procedures and controls over stock-based compensation. Management believes that significant progress has been made in enhancing internal controls as of June 30, 2023 and has concluded that the enhanced controls are operating effectively. The material weakness described in in Item 4 Controls and Procedures in our Quarterly Report on Form 10-Q for the nine months ended March 31, 2023 has been fully remediated.

Report of Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report by CohnReznick LLP ("CohnReznick"), our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable

PART III

Certain information required by Part III is omitted from this Annual Report because we intend to file our definitive proxy statement for our 2023 Annual Meeting of Stockholders, pursuant to regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report and certain information to be included in the definitive proxy statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item that will appear under the headings “Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement to be filed with the SEC relating to our 2023 Annual Meeting of Stockholders is incorporated herein by reference.

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

Item 11. Executive Compensation

Information required by this Item that will appear under the heading “Executive Compensation” and “Director Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item that will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive proxy statement to be filed with the SEC relating to our 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item that will appear under the headings “Certain Relationships and Related Transactions” and “Independence of Board” in the definitive proxy statement to be filed with the SEC relating to our 2023 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item that will appear under the heading “Independent Auditor Fees and Other Matters” in the definitive proxy statement to be filed with the SEC relating to our 2023 Annual Meeting of Stockholders is incorporated herein by reference.

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

1.1

Controlled Equity OfferingSM Sales Agreement, dated as of November 25, 2020, by and between iBio, Inc. and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit Number 1.1 to the Company’s registration statement on Form S-3 (File No. 333-250973) filed by the Company with the Securities and Exchange Commission on November 25, 2020 – Commission File No. 001-35023)

1.2

Underwriting Agreement, dated December 6, 2022, by and between iBio, Inc. and H.C. Wainwright & Co., LLC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 8, 2022 – Commission File No. 001-35023)

3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 11, 2018 – Commission File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on February 14, 2018 – Commission File No. 001-35023)

3.3

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 8, 2018 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.6

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.7

Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.8

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 14, 2009 – Commission File No. 000-53125)

3.9

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.10

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock (incorporated herein by reference to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.11

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2022 – Commission File No. 001-35023)

4.1

Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on July 11, 2008 –  Commission File No. 000-53125)

4.2	Description of Securities of iBio, Inc. (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended June 30, 2021- Commission File No. 000-53125)

4.3

Term Note of IBIO CDMO LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

4.4

iBio, Inc. Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

4.5

Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 –  Commission File No. 001-35023)

4.6

Form of Series A Warrants (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 –  Commission File No. 001-35023)

4.7

Form of Series B Warrants (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 –  Commission File No. 001-35023)

4.8

Form of Representative’s Warrants (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 –  Commission File No. 001-35023)

10.1

Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on June 18, 2008 – Commission File No. 000-53125)

10.2+

Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 30, 2013 –  Commission File No. 001-35023).

10.3

Amended and Restated Limited Liability Company Agreement of iBio CDMO LLC, dated January 13, 2016, between the Company, Bryan Capital Investors LLC and iBio CDMO LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 22, 2016 – Commission File No. 001-35023)

10.4

License Agreement, dated January 13, 2016, between the Company and iBio CDMO LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 22, 2016 – Commission File No. 001-35023)

10.7

Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of iBio CDMO LLC, dated February 23, 2017 (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017 –  Commission File No. 001-35023)

10.8†

Form of Directors and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2019  –  Commission File No. 001-35023)

10.11†

2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2019 – Commission File No. 001-35023)

10.12†

Amended and Restated 2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 23, 2020 – Commission File No. 001-35023)

10.16†

Employment Agreement dated January 18, 2021, by and between iBio, Inc. and Martin B. Brenner (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K for the year ended June 30, 2021- Commission File No. 000-53125)

10.17†

iBio, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on November 3, 2020 – Commission File No. 001-35023)

10.18†

Form of Non-Qualified Stock Option Agreement for Employees under the iBio, Inc. 2020 Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.19†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Initial Grant) under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.20†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Annual Grant) under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.21†

Form of Restricted Stock Unit Award Agreement for Employees under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.22†

Form of Restricted Stock Unit Award Agreement for Employees under the iBio, Inc. 2018 Omnibus Equity Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 001-35023)

10.23†

Employment Agreement dated February 15, 2021, by and between iBio, Inc. and Robert Lutz, Effective March 4, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 16, 2021 – Commission File No. 001-35023)

10.24++

Exclusive License Agreement between the Company and University of Pittsburgh dated January 14, 2014 (incorporated herein by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on February 16, 2021 – Commission File No. 001-35023)

10.25++

First Amendment to Exclusive License Agreement between the Company and the University of Pittsburgh dated August 11, 2016 (incorporated herein by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on February 16, 2021 – Commission File No. 001-35023)

10.26

Second Amendment to Exclusive License Agreement between the Company and the University of Pittsburgh dated November 2, 2020 (incorporated herein by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on February 16, 2021 – Commission File No. 001-35023)

10.27†

Employment Agreement, dated as of April 30, 2021, by and between iBio, Inc. and Thomas F. Isett (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on May 6, 2021 – Commission File No. 001-35023)

10.28†

Director Offer Letter (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 9, 2021 – Commission File No. 001-35023)

10.29++**

Collaboration, Option and License Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.30++**

Collaboration and License Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.31++**

Stock Purchase Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.32++**

Second Amended and Restated Investor Rights Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.33++**

Second Amended and Restated Voting Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors(incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.34++**

Second Amended and Restated Right of First Refusal and Co-Sale Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors(incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.35++

Employment Agreement dated December 23, 2020 and effective as of January 18, 2021, by and between iBio, Inc. and Martin B. Brenner (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on September 28, 2021 – Commission File No. 001-35023)

10.36

Confidential Settlement and Mutual Release with Fraunhofer USA, Inc. dated May 4, 2021 (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on September 28, 2021 – Commission File No. 001-35023)

10.37

Purchase and Sale Agreement, dated November 1, 2021, by and among College Station Investors LLC, Bryan Capital Investors LLC, iBio CDMO LLC and iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.38

Equity Purchase Agreement dated November 1, 2021 by and between Bryan Capital Investors LLC and iBio, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.39

Credit Agreement, dated November 1, 2021 by and, between iBio CDMO LLC with Woodforest National Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.40

Guaranty Agreement, dated November 1, 2021, by iBio, Inc. for the benefit of Woodforest National Bank

(incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.41

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and UCC Financing Statement for Fixture Filing by iBio CDMO LLC as grantor to the trustee for the benefit of Woodforest National Bank (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.42

Security Agreement, dated November 1, 2021 by iBio CDMO LLC for the benefit of Woodforest National Bank(incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.43

Environmental Indemnity Agreement, dated November 1, 2021 by iBio CDMO LLC and iBio, Inc. in favor of Woodforest National Bank (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.44

Ground Lease Agreement (included as Exhibit A to The Purchase and Sale Agreement, dated November 1, 2021 by and among College Station Investors LLC, Bryan Capital Investors LLC, iBio CDMO LLC and iBio, Inc. filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 – Commission File No. 001-35023)

10.46

Form of Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – File No. 001-35023)

10.47

Form of Irrevocable Proxy for Voting Control (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – File No. 001-35023)

10.48

Third Amendment to Exclusive License Agreement, dated February 3, 2022, by and between University of Pittsburgh and iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2022– Commission File No. 001-35023)

10.49

Asset Purchase Agreement dated September 16, 2022, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2022 – File No. 001-35023)

10.50*++

First Amendment to Credit Agreement entered into as of October 11, 2022, by and between iBio CDMO LLC with Woodforest National Bank (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 11, 2022– Commission File No. 001-35023).

10.51

Termination Agreement and Release dated September 19, 2022, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 – File No. 001-35023)

10.52

Lease dated September 10, 2021, by and between iBio, Inc., and San Diego Inspire 4, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 – File No. 001-35023)

10.53†

Restricted Stock Unit Award Agreement dated November 10, 2022, by and between iBio, Inc. and Thomas Isett (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 – File No. 001-35023)

10.54†

Separation Agreement and General Release, dated December 1, 2022, by and between iBio, Inc. and Thomas Isett (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2022, –File No. 001-35023)

10.55†

Offer Letter by and between iBio, Inc. and Felipe Duran dated January 23, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2023 – File No. 001-35023)

10.56

Second Amendment to Credit Agreement dated February 9, 2023, by and between iBio, Inc. and Woodforest National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2023 – File No. 001-35023)

10.57†

Special Incentive Bonus Agreement dated January 26, 2023, by and between iBio, Inc. and Martin Brenner (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2023 – File No. 001-35023)

10.58†

Special Incentive Bonus Agreement dated January 26, 2023, by and between iBio, Inc. and Felipe Duran (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2023 – File No. 001-35023)

10.59

Third Amendment to Credit Agreement dated February 21, 2023 between iBio CDMO LLC and Woodforest National Bank and Third Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023 – File No. 000 35023)

10.60

Fourth Amendment to Credit Agreement dated March 24, 2023, between iBio CDMO LLC and Woodforest National Bank and Fourth Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2023 – File No. 000 35023)

10.61

Auction Sale Agreement between iBio, Inc. and Holland Industrial Group, Federal Equipment Company and Capital Recovery Group LLC dated as of February 10, 2023 (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2023 – File No. 001-35023)

10.62

Fifth Amendment to the Credit Agreement dated May 10, 2023, between iBio CDMO LLC and Woodforest National Bank and Fifth Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2023 – File No. 001-35023)

10.63

Purchase Agreement by and between the Registrant and Lincoln Park Capital Fund, LLC, dated August 4, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2023– Commission File No. 001-35023).

10.64

Registration Rights Agreement by and between the Registrant and Lincoln Park Capital Fund, LLC, dated August 4, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2023– Commission File No. 001-35023).

21.1*	Subsidiaries of Registrant

23.1*	Consent of the Independent Registered Public Accounting Firm

31.1*

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

iBio, Inc.
(Registrant)

Dated: September 27, 2023	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer

/s/ Felipe Duran
Felipe Duran Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Martin Brenner	Chief Executive	September 27, 2023
Martin Brenner	Officer and Chief Scientific Officer (Principal Executive Officer)

/s/ Felipe Duran	Chief Financial Officer	September 27, 2023
Felipe Duran	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/Linda Armstrong	Director	September 27, 2023
Linda Armstrong

/s/Alexandra Kropotova	Director	September 27, 2023
Alexandra Kropotova

/s/William Clark	Chairman of the Board	September 27, 2023
William Clark

/s/Evert Schimmelpennink	Director	September 27, 2023
Evert Schimmelpennink

/s/James T. Hill	Director	September 27, 2023
General James T. Hill, USA (Retired)

/s/Gary Sender	Director	September 27, 2023
Gary Sender

Annual Financial Statements

iBio, Inc.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Stockholders of iBio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iBio, Inc. and Subsidiaries (the “Company”) as of June 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities for the years ended June 30, 2023 and 2022 and has an accumulated deficit as of June 30, 2023.  These matters, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Asset Purchase Agreement

Critical Audit Matter Description

As discussed in the notes to the consolidated financial statements, on September 16, 2022, the Company entered into an Asset Purchase Agreement with RubrYc Therapeutics, Inc. (“RubrYc”). The Company accounted for this agreement as an asset purchase and allocated the consideration to the various assets acquired.

The financial reporting for the terms of the Asset Purchase Agreement (the “Agreement”) involved significant estimation by management in its determination of the fair value of the assets acquired and the related fair value allocation of the Agreement.  Given these factors, the related audit effort in evaluating management’s judgments of the fair value of the assets acquired and related fair value allocation related to the Agreement was challenging, subjective, and complex and required a high degree of auditor judgment.

How the Critical Audit Matter was addressed in the Audit

Our principal audit procedures related to the Company’s financial reporting for the Agreement included, among others:

●	We obtained an understanding of and evaluated the design and implementation of controls that address the risk of material misstatement for the financial reporting for asset acquisitions.
●	We evaluated management’s significant accounting policies related to asset acquisitions for reasonableness.
●	We evaluated the reasonableness of the assets acquired included within the Agreement.
●	We verified the total consideration included among the terms of the Agreement.
●	We involved our valuation specialists to assist in testing the Company’s methodology and significant assumptions used to fair value the assets acquired.
●	We utilized our valuation specialists who performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value allocation of the assets acquired resulting from changes in the assumptions.
●	We evaluated the Company’s allocation of total consideration to the assets acquired.
●	We evaluated the Company’s relevant financial statement presentation and disclosures for consistency with our knowledge of the terms of the Agreement and with accounting standards.

Acquired License Impairment Assessment

As disclosed in the notes to the consolidated financial statements, the Company acquired an indefinite-lived license of approximately $5.003 million. This asset is assessed for impairment at least annually and upon the occurrence of a triggering event.  The impairment test for indefinite life licenses consists of comparing the fair value, which is estimated using the income approach, to its carrying value.  If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to such excess.  The determination of the fair value is primarily based on discounted future cash flows projected to be generated from the license, including the estimates of future revenue, future development costs, the probability of success in various phases of development programs, and potential post-launch cash flows. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charges, or both.

Significant judgment is exercised by management when developing the fair value measurement of the license.  Given these factors, the related audit effort in evaluating management’s judgments of the fair value of the acquired license was challenging, subjective, and complex and required a high degree of auditor judgment.

How the Critical Audit Matter was addressed in the Audit

Our principal audit procedures related to the Company’s financial reporting relating to potential impairment of the license included, among others:

●	We obtained an understanding and evaluated the design and implementation of internal controls over the Company’s process for indefinite-lived intangible impairment assessments.
●	We evaluated management’s significant accounting policies related to impairment of the acquired license intangible for reasonableness.
●	We tested management’s process for developing the fair value of the license.
●	Through the use of internal valuation specialists, we assessed the appropriateness and consistency of the discounted cash flow analyses model.
●	We involved our valuation specialists to assist in testing the Company’s methodology and significant assumptions used amongst the Company’s impairment assessment.
●	We involved our valuation specialists to assist in testing the Company’s market capitalization reconciliation associated with the Company’s impairment assessment.
●	We utilized our valuation specialists who performed sensitivity analyses of the significant assumptions to evaluate the Company’s impairment assessment resulting from changes in the assumptions.
●	We evaluated the significant assumptions related to future revenue, future development costs, and the probability of success in various phases of development programs as well as post launch cash flows.
●	In evaluating management’s significant assumptions for reasonableness, we considered consistency with external market and industry data and evidence obtained in other areas of the audit.
●	We assessed the sensitivity of changes in estimating the fair value in comparison to the carrying value for reasonableness.

Assets Held for Sale

As disclosed in the notes to the consolidated financial statements, the Company has Assets Held for Sale of approximately $18.065 million.  Assets held for sale shall be measured at the lower of its carrying amount or fair value less costs to sell.  A loss shall be recognized for any initial or subsequent write-down to fair value less costs to sell. The determination of fair value less costs to sell is based on a combination of appraisal of the respective building and associated land, discussions with the Company engaged brokers and estimated closing costs on any potential sale of the assets held for sale. Changes in the assumptions could have a significant impact on either the fair value, the amount of any impairment charges, or both.

Significant judgment is exercised by management when developing the fair value less costs to sell analysis related to the assets held for sale. Given these factors, the related audit effort in evaluating management’s judgments of the fair value less costs to sell was challenging, subjective and complex and required a high degree of auditor judgement.

How the Critical Audit Matter was addressed in the Audit

Our principal audit procedures related to the Company’s financial reporting relating to impairment of the assets held for sale included, among others:

●	We obtained an understanding and evaluated the design and implementation of internal controls over the Company’s process for impairment assessments regarding assets held for sale.
●	We evaluated management’s significant accounting policies related to impairment of the Company’s assets held for sale.
●	We tested management’s process for developing the fair value estimates regarding the assets held for sale.
●	We involved our valuation specialists to assist in testing the Company’s methodology and significant assumptions used to estimate fair value of the assets held for sale.
●	We tested management’s process for developing the estimated costs to sell the assets held for sale.
●	In evaluating management’s significant assumptions for reasonableness, we considered consistency with external market data and evidence obtained in other areas of the audit.

/s/ CohnReznick LLP

We have served as the Company's auditor since 2010.

Holmdel, New Jersey

September 27, 2023

iBio, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30, 2023	June 30, 2022

Assets
Current assets:
Cash and cash equivalents	$4,301	$22,676
Restricted cash	3,025	—
Investments in debt securities	—	10,845
Accounts receivable - trade	—	1,000
Subscription receivable	204	—
Settlement receivable - current portion	—	5,100
Prepaid expenses and other current assets	664	1,549
Current assets held for sale	18,065	3,900
Total Current Assets	26,259	45,070

Restricted cash	253	5,996
Promissory note receivable and accrued interest	1,706	1,631
Finance lease right-of-use assets, net of accumulated amortization	610	—
Operating lease right-of-use asset	2,722	3,068
Fixed assets, net of accumulated depreciation	4,219	1,373
Intangible assets, net of accumulated amortization	5,388	4,851
Security deposits	50	29
Prepaid expenses - noncurrent	—	74
Noncurrent assets held for sale	—	37,314
Total Assets	$41,207	$99,406

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,849	$4,264
Accrued expenses	4,034	3,764
Finance lease obligations - current portion	272	—
Operating lease obligation - current portion	389	91
Equipment financing payable - current portion	160	—
Term note payable - net of deferred financing costs	12,937	22,161
Contract liabilities	—	100
Current liabilities related to assets held for sale	1,941	56
Total Current Liabilities	21,582	30,436

Finance lease obligations - net of current portion	351	—
Operating lease obligation - net of current portion	3,125	3,514
Equipment financing payable - net of current portion	241	—
Accrued expenses - noncurrent	527	—
Noncurrent liabilities related to assets held for sale	—	1,971

Total Liabilities	25,826	35,921

Stockholders' Equity
Series 2022 Convertible Preferred Stock - $0.001 par value; 1,000,000 shares authorized; 0 and 1,000 shares issued and outstanding as of June 30, 2023 and 2022	—	—
Common Stock - $0.001 par value; 275,000,000 shares authorized at June 30, 2023 and 2022; 20,310,077 and 8,727,158 shares issued and outstanding as of June 30, 2023 and June 30, 2022, respectively	20	9
Additional paid-in capital	304,301	287,619
Accumulated other comprehensive loss	—	(213)
Accumulated deficit	(288,940)	(223,930)
Total Stockholders’ Equity	15,381	63,485
Total Liabilities and Stockholders' Equity	$41,207	$99,406

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, except per share amounts)

	Years Ended
	June 30,
	2023	2022

Revenues	$—	$1,884

Operating expenses:
Research and development	10,327	9,827
General and administrative	19,016	21,754
Total operating expenses	29,343	31,581

Operating loss	(29,343)	(29,697)

Other income (expense):
Interest expense	(83)	—
Interest income	213	177
Loss on sale of debt securities	(98)	—
Royalty income	—	7
Total other income	32	184

Consolidated net loss from continuing operations	(29,311)	(29,513)
Net loss attributable to noncontrolling interest	—	1
Net loss attributable to iBio, Inc. from continuing operations	(29,311)	(29,512)

Preferred stock dividends - iBio CDMO Tracking Stock	—	(88)
Net loss available to iBio, Inc. stockholders from continuing operations	(29,311)	(29,600)

Loss from discontinued operations	(35,699)	(20,791)

Net loss available to iBio, Inc. stockholders	$(65,010)	$(50,391)

Comprehensive loss:
Consolidated net loss	$(65,010)	$(50,304)
Other comprehensive income (loss) - unrealized gain (loss) on debt securities	180	(150)
Other comprehensive income - foreign currency adjustment	33	—

Comprehensive loss	$(64,797)	$(50,454)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - continuing operations	$(2.39)	$(3.39)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - discontinued operations	$(2.92)	$(2.39)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - total	$(5.31)	$(5.78)

Weighted-average common shares outstanding - basic and diluted	12,245	8,721

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2023 and 2022

(In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Noncontrolling
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Interest	Total

Balance as of July 1, 2021	—	$—	8,715	$9	$282,266	$(63)	$(173,627)	$(17)	$108,568

Sale of preferred stock	1	—	—	—	—	—	—	—	—
Vesting of RSUs	—	—	9	—	—	—	—	—	—
Warrant issued for Transaction	—	—	—	—	967	—	—	—	967
Acquisition of remaining portion of iBio CDMO	—	—	—	—	(68)	—	—	18	(50)
Exercise of stock options	—	—	3	—	77	—	—	—	77
Share-based compensation	—	—	—	—	4,377	—	—	—	4,377
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(150)	—	—	(150)
Net loss	—	—	—	—	—	—	(50,303)	(1)	(50,304)
Balance as of June 30, 2022	1	—	8,727	9	287,619	(213)	(223,930)	—	63,485

Capital raises	—	—	11,271	11	12,316	—	—	—	12,327
Costs to raise capital	—	—	—	—	(636)	—	—	—	(636)
Asset acquisition	—	—	102	—	650	—	—	—	650
Payments for fractional shares resulting from reverse stock split	—	—	(8)	—	(39)	—	—	—	(39)
Vesting of RSUs	—	—	218	—	—	—	—	—	—
Conversion of preferred stock to common stock	(1)	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	4,391	—	—	—	4,391
Foreign currency adjustment	—	—	—	—	—	33	—	—	33
Reclassification adjustment for loss on available-for-sale debt securities realized in net income	—	—	—	—	—	21	—	—	21
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	159	—	—	159
Net loss	—	—	—	—	—	—	(65,010)	—	(65,010)
Balance as of June 30, 2023	—	$—	20,310	$20	$304,301	$—	$(288,940)	$—	$15,381

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	June 30,
	2023	2022

Cash flows from operating activities:
Consolidated net loss	$(65,010)	$(50,304)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	4,391	4,377
Amortization of intangible assets	126	401
Amortization of finance lease right-of-use assets	224	599
Amortization of operating lease right-of-use assets	356	516
Depreciation of fixed assets	674	2,275
Gain on sale of fixed assets	(773)	—
Accrued interest receivable on promissory note receivable	(75)	(75)
Amortization of premiums on debt securities	67	312
Loss on sale of debt securities	98	—
Amortization of deferred financing costs	242	107
Inventory reserve	4,915	—
Impairment of fixed assets	17,900	—
Impairment of intangible assets	565	—
Gain on disposition of finance lease ROU assets	(5)	—
Forgiveness of note payable and accrued interest - SBA loan	—	(607)
Settlement of revenue contract	—	(84)
Impairment of investment in equity security	—	1,760
Changes in operating assets and liabilities:
Accounts receivable - trade	1,000	(886)
Settlement receivable	5,100	5,100
Inventory	(1,015)	(3,873)
Prepaid expenses and other current assets	885	307
Prepaid expenses - noncurrent	74	(74)
Security deposit	(21)	(5)
Accounts payable	(625)	1,239
Accrued expenses	145	1,443
Accrued expenses - noncurrent	527	—
Operating lease obligations	(101)	(15)
Contract liabilities	(100)	7
Net cash used in operating activities	(30,436)	(37,480)

Cash flows from investing activities:
Purchases of debt securities	—	(5,355)
Redemption of debt securities	4,100	13,618
Sale of debt securities	6,739	—
Purchase of equity security	—	(1,760)
Additions to intangible assets	—	(4,300)
Purchases of fixed assets	(5,738)	(7,330)
Sales proceeds for fixed assets	2,600	—
Payment for RubrYc asset acquisition	(692)	—

Net cash provided by (used in) investing activities	7,009	(5,127)

Cash flows from financing activities:
Proceeds from sales of common stock	11,487	—
Payments for fractional shares after reverse stock split	(39)	—
Acquisition of noncontrolling interest	—	(50)
Proceeds from equipment financing loan	500	—
Payment of equipment financing loan	(99)	—
Payment of term note payable	(9,318)	—
Proceeds from exercise of stock options	—	77
Costs to attain term note	(22)	(322)
Payment of finance lease obligation	(208)	(5,830)
Net cash provided by (used in) financing activities	2,301	(6,125)

Effect of exchange rate changes	33	—

Net decrease in cash, cash equivalents and restricted cash	(21,093)	(48,732)
Cash, cash equivalents and restricted cash - beginning	28,672	77,404
Cash, cash equivalents and restricted cash - end	$7,579	$28,672

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	June 30,
	2023	2022
Schedule of non-cash activities:
Fixed assets included in accounts payable in prior period, paid in current period	$1,769	$791
Increase in finance lease ROU assets for new leases	$814	$—
Increase in finance lease obligation for new leases	$814	$—
RubrYc asset acquisition by issuance of common stock	$650	$—
Costs to raise capital paid directly from gross proceeds	$636	$—
Subscription receivable	$204	$—
Cost accrued to amend term note payable	$125	$—
Unpaid fixed assets included in accounts payable	$—	$1,769
Termination of finance ROU assets including issuance of warrant	$—	$25,386
Note payable to acquire Facility	$—	$22,375
Increase in operating lease ROU assets for new lease - net of lease incentive	$—	$5,570
Settlement of revenue contract	$—	$580
Issuance of warrant for final finance lease obligation payment	$—	$217
Lease incentive for construction in progress	$—	$82
Acquisition of noncontrolling interest	$—	$18
Unrealized (gain) loss on available-for-sale debt securities	$(159)	$150
Supplemental cash flow information:
Cash paid during the period for interest	$687	$1,045

The accompanying notes are an integral part of these consolidated financial statements.

1.    Nature of Business

iBio, Inc. (also referred to as "we", "us", "our", "iBio", or the "Company") is a preclinical stage biotechnology company that leverages the power of Artificial Intelligence (AI) for the development of precision antibodies. Our proprietary technology stack is designed to minimize downstream development risks by employing AI-guided epitope-steering and monoclonal antibody (mAb) optimization.

In September 2022, iBio made a strategic pivot by acquiring substantially all of the assets of RubrYc Therapeutics, Inc. ("RubrYc"). This acquisition commenced our transition to an AI-enabled biotech company and led to the divestiture of our Contract Development and Manufacturing Organization (CDMO) business. This strategic decision allowed us focus resources on the development of AI-powered precision antibodies, positioning iBio at the forefront of this exciting field.

One of the key features of iBio’s technology stack is the patented epitope-steering AI-engine. This advanced technology allows us to target specific regions of proteins with unprecedented precision enabling the creation of antibodies highly specific to therapeutically relevant regions within large target proteins, potentially improving their efficacy and safety profile.  Another integral part of iBio’s technology stack is the machine learning (ML) based antibody-optimizing StableHu™ technology. When coupled with our mammalian display technology, StableHu has been shown to accelerate the Lead Optimization process and potentially reduces downstream risks, making the overall development process faster, more efficient and cost-effective.

iBio also developed the EngageTx™ platform, which provides an optimized next-generation CD3 T-cell engager antibody panel. This panel is characterized by a wide spectrum of potencies, Non-Human Primate (NHP) cross-reactivity, enhanced humanness of the antibodies, and a maintained tumor cell killing capacity, all while reducing cytokine release. These attributes are meticulously designed to fine-tune the efficacy, safety, and tolerability of our antibody products. By incorporating EngageTx into iBio’s own development initiatives, the Company’s internal pre-clinical pipeline reaps the benefits of the same cutting-edge technology extended to our potential partners.

iBio’s scientific team, composed of experienced AI/ML scientists and drug hunters located side-by-side in our San Diego laboratory, possess the skills and capabilities to rapidly advance antibodies in house from concept to in vivo proof-of-concept (POC). This multidisciplinary expertise allows us to quickly translate scientific discoveries into potential therapeutic applications.

Artificial Intelligence in Antibody Discovery and Development

The potential of AI in antibody discovery is immense and is being increasingly recognized in the biopharmaceutical industry. The mAbs market has seen impressive growth in recent years, with mAbs increasingly the top-selling drugs in the United States. This success has driven the industry to seek innovative methods for refining and improving their antibody pipelines. AI and deep learning, which have already revolutionized small molecule drug design, are now making significant strides in the development and optimization of antibodies.

iBio is leveraging its AI-powered technology stack to enhance the success rate of identifying antibodies for challenging target proteins, expedite the process of antibody optimization, improve developability, and engineer finely calibrated bi-specifics. By continually refining the Company’s AI algorithms, incorporating new data sources, and developing robust experimental validation processes, iBio is paving the way for groundbreaking advancements in antibody design and drug discovery.

Pre-Clinical Pipeline

iBio is currently in the process of building and advancing its preclinical pipeline. The focus of this pipeline is primarily on immuno-oncology, with one program also dedicated to the immunology space. By leveraging iBio’s technology stack, the pipeline is geared towards hard-to-drug targets and molecules offering differentiation. To mitigate target risk and capitalize on the learnings of competitors, iBio's programs are primarily adopting a fast follower strategy. This approach allows iBio to focus on targets that have to some extent been validated and learn from the advancements of those ahead in the field.

Digital Infrastructure

iBio is a firm believer in the transformative power of digital technologies, including robotics, automation, artificial intelligence (AI), machine learning (ML), and cloud computing. These technologies are integral to operationalizing our strategy, accelerating our learning curve, and executing at scale. As such, the Company has made substantial investments in these areas.  iBio’s aspiration is to digitize our operations to the greatest extent possible, harnessing the potential of digital technology to maximize our impact on human health. As the Company continues to grow, we remain committed to further investing in our digital infrastructure to support our ambitious goals.

Strategic Alliances, Collaborations, and Joint Ventures

iBio has formed collaborations and strategic alliances to gain access to funding, capabilities, technical resources and intellectual property to further its development efforts, commercialize its technology and to generate revenues, including through the use of our patented epitope-steering AI-engine and our EngageTX platform.

2.    Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of iBio Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation. Non-controlling interest in the consolidated financial statements represented the share of the loss in iBio CDMO, LLC (“iBio CDMO”) for an affiliate of Eastern Capital Limited (“Eastern Capital”) through November 1, 2021, the date the Company acquired the remaining interest in iBio CDMO. See Note 6 – Significant Transactions.

Going Concern

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about the Company's ability to continue as a going concern. In an effort to remain a going concern and increase cash reserves, the Company completed a public equity offering and at-the-market offerings, reduced its work force by approximately 60% (a reduction of approximately 69 positions) in November 2022, and ceased operations of its CDMO Facility thereby reducing annual spend on expenses. Additionally, the Company has executed the Purchase and Sale Agreement for the sale of the CDMO Facility, which sale if consummated will allow us to pay all outstanding amounts under the Term Loan; however, the consummation of the sale is subject to closing conditions for which there can be no assurance that they will be met or the closing will occur in a timely manner, if at all. If the closing is not consummated prior to the December 31, 2023 maturity date of the Term Loan it is unlikely that the Company will have sufficient funds the repay the Term Loan on its maturity date, which Term Loan has an outstanding balance of $12.7 million as of September 26, 2023. Additionally, in July 2022, the Company initiated the selling of the CDMO assets and facility, and since then has sold a substantial portion of the CDMO assets. (See Note 3 – Discontinued Operations for more information.)

The Company’s cash, cash equivalents and restricted cash of approximately $7.6 million as of June 30, 2023, is not anticipated to be sufficient to support operations through the second quarter of Fiscal 2024 unless the Company reduces its burn rate further, sells the CDMO Facility for amounts above its term note payable or increases its capital as described above. Regardless of whether the Company is able to reduce its burn rate or sell or out-license certain assets or parts of the business, the Company will need to raise additional capital in order to fully execute its longer-term business plan. It is the Company’s goal to implement one or more potential options described above to allow the Company to have a cash runway for at least 12 months from the date of the filing of this Annual Report. However, there can be no assurance that the Company will be successful in implementing any of the options that it is evaluating.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Reverse Stock Split

On September 22, 2022, the Company's Board of Directors approved the implementation of a reverse stock split at a ratio of one-for-twenty five (1 : 25) shares of the Company's Common Stock. The reverse stock split was effective as of October 7, 2022. All share and per share amounts of our common stock presented have been retroactively adjusted to reflect the one-for-twenty five reverse stock split. See Note 17 – Stockholders’ Equity for more information.

3.    Discontinued Operations

On November 3, 2022, the Company announced it is seeking to divest its contract development and manufacturing organization (iBio CDMO, LLC) in order to complete its transformation into an antibody discovery and development company. In conjunction with the divestment, the Company commenced a workforce reduction of approximately 60% of the current Company staffing levels (a reduction of approximately 69 positions). The Company substantially completed the employee reduction by January 2, 2023. Through the process of seeking to divest its contract development and manufacturing organization, the Company continues to market for sale the 130,000 square foot cGMP facility location in Bryan, Texas (the “Facility”). Additionally, on February 10, 2023, the Company entered into an Auction Sale Agreement (the “Auction Sale Agreement”) with Holland Industrial Group, together with Federal Equipment Company and Capital Recovery Group LLC (collectively, the “Auctioneers”) for the sale at public auction of equipment and other tangible personal property (the “Equipment”) located at the Facility. The Auctioneers guaranteed an amount of gross proceeds from the sale of the equipment of $2.1 million, which was paid to the Company on February 17, 2023. The auction, which commenced on March 24, 2023 and concluded on March 30, 2023, resulted in total proceeds of approximately $2.9 million. In accordance with the Auction Sale Agreement, the Company received 80% of the excess proceeds, after Holland Industrial Group’s $0.2 million fee.  Total proceeds received in Fiscal 2023 were approximately $2.6 million.

The Company incurred pre-tax charges of approximately $1.9 million for the employee reduction which consisted of severance obligations, continuation of salaries and benefits over a 60-day transitional period during which impacted employees remained employed but were not expected to provide active service, and other customary employee benefit payments in connection with an employee reduction. The Company recorded a charge in discontinued operations for approximately $35.7 million in Fiscal 2023, of which approximately $17.9 million was the result of a fixed asset impairment charge (see Note 11 – Fixed Assets for more information), approximately $4.9 million to write down inventory to its net realizable value, approximately $7.5 million of personnel costs including severance and the balance related to operational costs related to winding down the CDMO business.

As such, the results of iBio CDMO's operations are reported as discontinued operations for the year ended June 30, 2023. The Company has retrospectively recast its consolidated statement of operations for the year ended June 30, 2022 presented. In addition, those assets and liabilities associated with the discontinued operations of the CDMO that the Company intends to sell have been classified as “held for sale” as of June 30, 2023. The Company has retrospectively recast its consolidated balance sheet as of June 30, 2022 for assets and liabilities held for sale. The Company has chosen not to segregate the cash flows of iBio CDMO in the consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided below. Unless noted otherwise, discussion in the Notes to the Consolidated Financial Statements refers to the Company's continuing operations.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the loss from discontinued operations presented separately in the consolidated statements of operations (in thousands):

	Years Ended June 30,
	2023	2022
Revenues	$391	$499
Cost of goods sold	52	216
Gross profit	339	283
Operating expenses:
Research and development	6,344	7,902
General and administrative	6,751	12,373
Fixed asset impairments	17,900	—
Gain on sale of fixed assets	(773)	—
Inventory reserve	4,915	—
Total operating expenses	35,137	20,275

Other income (expenses):
Interest expense - term note payable	(900)	(602)
Interest expense - related party	—	(810)
Forgiveness of note payable and accrued interest - SBA loan	—	607
Other	(1)	6
Total other expenses	(901)	(799)

Loss from discontinued operations	$(35,699)	$(20,791)

The following table presents net carrying values related to the major classes of assets that were classified as held for sale at June 30, 2023 and 2022 (in thousands):

	June 30,	June 30,
	2023	2022
Current assets:
Inventory	$—	$3,900
Operating lease right-of-use assets	1,941	—
Property and equipment, net	16,124	—
Total current assets	$18,065	$3,900

Other assets:
Property and equipment, net	$—	$35,289
Finance lease right-of-use assets	—	74
Operating lease right-of-use assets	—	1,951
Total other assets	$—	$37,314

Current liabilities:
Finance lease obligation	$—	$46
Operating lease obligation	1,941	10
Total current liabilities	$1,941	$56

Long-term liabilities:
Finance lease obligation	$—	$30
Operating lease obligation	—	1,941
Total long-term liabilities	$—	$1,971

The following table presents the supplemental disclosures related to discontinued operations for the cash flows (in thousands):

	Years Ended June 30,
	2023	2022
Depreciation expense	$273	$2,275
Amortization of finance lease right-of-use assets	20	599
Purchase of fixed assets	1,542	5,809
Fixed asset impairments	17,900	—
Inventory reserve	4,915	—
Sales proceeds of fixed assets	2,600	—
Investing non-cash transactions:
Increase in ROU operating assets and liabilities for new leases	—	1,952
Fixed assets included in accounts payable in prior period, paid in current period	1,542	791
Unpaid fixed assets included in accounts payable	—	1,542
Termination of finance ROU assets including issuance of warrant	—	25,386
Note payable to acquire Facility	—	22,375
Issuance of warrant for final lease obligation payment	—	217

Supplemental cash flow information:
Cash paid during the period for interest	603	1,045

4.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include liquidity assertions, the valuation of intellectual property and fixed assets held for sale, the incremental borrowing rate utilized in the finance and operating lease calculations, legal and contractual contingencies and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on its estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At June 30, 2023 and 2022, the Company determined that an allowance for doubtful accounts was not needed.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At June 30, 2023 and 2022, the Company had no contract loss provisions.

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

No revenue was recognized in the year ended June 30, 2023.  Revenue was recognized from a license agreement and the settlement of a revenue contract in the year ended June 30, 2022.

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

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both June 30, 2023 and 2022, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At June 30, 2023 and 2022, contract liabilities were $0 and $100,000, respectively. The Company recognized revenue of $100 in 2023 that was included in the contract liabilities balance as of June 30, 2022 and $178,000 in 2022 that was included in the contract liabilities balance as of June 30, 2021 and was reported in discontinued operations.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 2023 and 2022 consisted of money market accounts. Restricted cash consists of approximately $3.0 million held within a Company account at Woodforest Bank for the Term Note payable (see Note 6 – Significant Transactions and Note 14 – Debt) collateral, a letter of credit obtained related to the San Diego operating lease (see Note 16 – Operating Lease Obligations) and a Company purchasing card. The Company’s bank requires an additional 5% collateral held above the actual letters of credit issued for the San Diego lease and Company purchasing card.  Restricted cash was $3,278,000 and $5,996,000 June 30, 2023 and 2022, respectively.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the consolidated statements of cash flows (in thousands):

	June 30,	June 30,
	2023	2022
Cash and equivalents	$4,301	$22,676
Collateral held for letter of credit - term note payable	3,025	5,743
Collateral held for letter of credit - San Diego lease	198	198
Collateral held for Company purchasing card	55	55
Total cash, cash equivalents and restricted cash	$7,579	$28,672

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

Inventory

Inventory is stated at the lower of cost or net realizable value on the first-in, first-out basis. Inventory held is related to the CDMO business ad has been classified as held for sale.  See Note 3 – Discontinued Operations for more information on the inventory reserved reflected in the year ended June 30, 2023.  The Company periodically evaluates inventory items and establishes reserves for obsolescence accordingly. Inventory consists of the following (table in thousands):

	June 30,	June 30,
	2023	2022
Raw materials	$—	$3,896
Work in process	—	4
	$—	$3,900

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730-10, “Research and Development” (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. For the years ended June 30, 2023 and 2022, research and development expense was reported in both continuing and discontinuing operations.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2023 and 2022. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended June 30, 2023 and 2022.

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At June 30, 2023 and 2022, amounts in excess of insured limits were approximately $6,900,000 and $18,200,000, respectively.

Revenue

During the Fiscal year ended June 30, 2023, the Company reported no revenue from continuing operations and generated $391,000 of its revenue reported in discontinued operations from four customers. During the Fiscal year ended June 30, 2022, the Company reported revenue from continuing operations related to a license agreement and a settlement of a revenue contract and generated $499,000 of revenue reported in discontinued operations from eight customers.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. In November 2019, the FASB issued ASU2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date of the various topics. As the Company is a smaller reporting company, the provisions of ASU 2016-13 and the related amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (quarter ending September 30, 2023, for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company does not expect the adoption of ASU 2016-13 to have a significant impact on the Company’s consolidated financial statements.

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

5.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and term note payable in the Company’s consolidated balance sheets approximated their fair values as of June 30, 2023 and 2022 due to their short-term nature. The carrying value of the convertible promissory note receivable, term note payable and finance lease obligations approximated fair value as of June 30, 2023 and 2022 as the interest rates related to the financial instruments approximated market.

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

The Company initially marketed the CDMO business and during the second quarter of Fiscal year 2023, changed its strategy to selling the stand-alone CDMO assets. These assets were assessed for impairment and the analysis resulted in the expected future cash flows from the sale of the Facility and equipment falling below its current carrying value. The Company utilized a market approach, using independent third-party appraisals, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility and equipment. As a result, the carrying value of the Facility and equipment was reduced to their estimated fair values of $16,350,000 and $2,100,000, respectively. In the second quarter of Fiscal year 2023, impairment charges were recorded in discontinued operations under general and administrative expense of $6,300,000 and $11,300,000 for the Facility and equipment, respectively. In the first quarter of Fiscal 2024, the Company entered into an agreement for the building for $17.25 million, and an additional impairment of $0.3 million was recorded in the fourth quarter of Fiscal 2023 to reflect the agreed upon sales price less estimated costs to sell.  The carrying amount of the CDMO fixed assets after impairment on June 30, 2023 was $16.1 million. The machinery and equipment were sold during the third quarter of Fiscal year 2023.

The following table shows the fair value of the Company's fixed assets included in Current Assets Held For Sale measured at fair value on a non-recurring basis as of June 30, 2023 (amounts in thousands):

	June 30, 2023
	Fair Value Hierarchy

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Impairments
Building in Bryan, Texas	$—	$—	$16,064	$16,064	$6,600

During the second quarter of Fiscal year 2023, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company identified intellectual property, patent and licenses that would no longer be utilized and therefore were fully impaired (Level 3). See Note 12 – Intangible Assets for additional information.

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

The Purchase and Sale Agreement

On November 1, 2021, the Purchaser entered into a purchase and sale agreement (the “PSA”) with the Seller pursuant to which: (i) the Seller sold to Purchaser all of its rights, title and interest as the tenant in the Ground Lease Agreement (the “Ground Lease Agreement”) that it entered into with Texas A&M (the “Landlord’’) related to the land at which the Facility is located together with all improvements pertaining thereto (the “Ground Lease Property”), which previously had been the subject of the Sublease; (ii) the Seller sold to Purchaser all of its rights, title and interest to any tangible personal property owned by Seller and located on the Ground Lease Property including the Facility; (iii) the Seller sold to Purchaser all of its rights, title and interest to all licensed, permits and authorization for use of the Ground Lease Property; and (iv) College Station and iBio CDMO terminated the Sublease. The total purchase price for the Ground Lease Property, the termination of the Sublease and other agreements among the parties, and the equity described below is $28,750,000, which was paid $28,000,000 in cash and by the issuance to Seller of warrants (the “Warrant”) described below. As part of the transaction, iBio CDMO became the tenant under the Ground Lease Agreement for the Ground Lease Property until 2060 upon exercise of available extensions. The base rent payable under the Ground Lease Agreement, which was $151,450 for the prior year, is 6.5% of the Fair Market Value (as defined in the Ground Lease Agreement) of the land. The Ground

Lease Agreement includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature.

As discussed above, iBio CDMO is being accounted for as a discontinued operation.  As such, the assets acquired and/or leased are now classified as assets held for sale on the June 30, 2023 and 2022 consolidated balance sheets.

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

The Credit Agreement

In connection with the PSA, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan to purchase the Facility, which Term Loan is evidenced by a term note. The term loan was advanced in full on the closing date.

See Note 14 – Debt for further information of the Term Loan.

The Warrant

As part of the consideration for the purchase and sale of the rights set forth above, the Company issued to Bryan Capital a Warrant to purchase 51,583 shares of the Common Stock at an exercise price of $33.25 per share. The Warrant expires on October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits. Of the total shares that can be exercised under the Warrant, 11,583 of such shares were valued at $217,255 to reflect the final payment of rent due under the Sublease.  The Warrant, as shown on the consolidated statements of equity, was recorded in additional paid-in capital with the corresponding activity included in the basis of the purchase price allocation of the Ground Lease Property acquired.  See Note 17 – Stockholders’ Equity for additional information.

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
$7,500,000

Subsequently after the Company acquired substantially all of the assets of RubrYc in September 2022, RubrYc ceased its operations and completed bankruptcy proceedings in June 2023.  The Company recorded an impairment of the investment in the amount of $1,760,000 during the year ended June 30, 2022 which was recorded in the consolidated statement of operations and comprehensive loss under general and administrative expense. The Company also recorded an impairment of current and non-current prepaid expense of $288,000 and $864,000, respectively, during the year ended June 30, 2022. The amount was recorded in the consolidated statement of operations and comprehensive loss under research and development expense.

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
$1,342,000

In addition, the Company assumed three equipment leases that were accounted for as finance leases totaling approximately $814,000. See Note 9 – Finance Lease ROU Assets and Note 15 – Finance Lease Obligations.

Former CEO Departure

Effective December 1, 2022, the Company and Mr. Thomas F. Isett, the former Chief Executive Officer (the “CEO) and former Chairman of the Board of Directors (the “Board”), agreed for Mr. Isett to resign as a member of the Board and relinquish his duties, rights and obligations as the CEO of the Company.

Separation Agreement and General Release

In connection with Mr. Isett’s resignation, the Company entered into a separation agreement and general release with Mr. Isett effective December 1, 2022 (the “Agreement”). Pursuant to the Agreement, Mr. Isett resigned as CEO of the Company effective December 1, 2022, and will remain an employee of the Company until December 31, 2022, on which date his employment with the Company will automatically terminate. Following Mr. Isett’s termination of employment with the Company, pursuant to the Agreement, Mr. Isett will receive the severance benefits set forth in his employment agreement, as previously disclosed by the Company, including (i) an amount equal to his current base salary in equal bi-monthly installments for twenty-four (24) months; (ii) an amount equal to a pro rata share of his target bonus for the current fiscal year; (iii) an amount equal to the target bonus in equal bi-monthly installments for the twenty-four (24) month severance period and (iv) provided that he elects continuation coverage for health insurance under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay the full cost of this benefit for up to eighteen (18) months, or if he has not obtained alternative employer-provided health coverage by the end of the eighteen (18) month COBRA subsidy period, the Company will provide him with a lump-sum cash payment equal to six (6) times the monthly amount paid by the Company for the COBRA subsidy. The Agreement includes a general release of claims by Mr. Isett. The Company accrued approximately $2.13 million to general and administrative expenses in the second quarter of Fiscal 2023. As of June 30, 2023, approximately $1.1 million is recorded in accrued expenses and $527,000 in accrued expenses – noncurrent.

7. Promissory Note Receivable

On June 19, 2023, the Company issued a promissory note (the “Note”) with Safi Biosolutions, Inc. (“Safi”) in the principal amount of $1,500,000, which was issued in exchange for the convertible promissory note (the “Convertible Note”) issued by the Company to Safi on October 1, 2020. The Note has a maturity date of two (2) years from the date of issuance and can be extended by the mutual consent of the Company and Safi for two (2) additional one (1) year terms upon the payment of all accrued interest accrued through the date of such extension. In addition, the outstanding balance under the Note, or portions thereof, is due within a specified number of days after the receipt by Safi in a closing of specified financing milestones as more detailed in the Note. The Note will bear interest at the rate of 5% per annum and will increase to 7% for the first one (1) year extension and 9% for the second one (1) year extension. Upon the issuance of the Note, the Convertible Note, which bore interest at the rate of 5% per annum and had a maturity date of October 1, 2023, was voided.

For the Fiscal years ended June 30, 2023 and 2022, interest income amounted to $75,000 and $75,000, respectively. As of June 30, 2023 and 2022, the Note balance and accrued interest, which have been classified as long term, totaled $1,706,000 and $1,631,000, respectively.

8. Investments in Debt Securities

The Company did not hold any investments in debt securities at March 31, 2023. The components of investments in debt securities are as follows (in thousands):

	June 30,	June 30,
	2023	2022
Adjusted cost	$—	$11,029
Gross unrealized losses	—	(184)
Fair value	$—	$10,845

The fair value of available-for-sale debt securities, by contractual maturity was as follows (in thousands):

	June 30,	June 30,
Fiscal period ending:	2023	2022
2023	$—	$8,054
2024	—	2,791
	$—	$10,845

Amortization of premiums paid on the debt securities amounted to $67,000 and $312,000 for the years ended June 30, 2023 and 2022, respectively.

Realized losses on available-for-sale debt securities are as follows (in thousands):

	Years Ended June 30,
	2023	2022
Proceeds from sale of debt securities	$6,739	$—
Cost of debt securities	6,837	—
Realized loss on sale of debt securities	$(98)	$—

9.    Finance Lease ROU Assets

As discussed above, the Company assumed three equipment leases as part of the RubrYc asset acquisition. In addition, the Company leased a mobile office trailer which is classified as part of assets held for sale. The lease for the mobile office trailer was terminated in December 2022.

See Note 15 – Finance Lease Obligations for more details of the terms of the leases.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	June 30,	June 30,
	2023	2022
ROU - Equipment	$814	$—
Accumulated amortization	(204)	—
Net finance lease ROU	$610	$—

Amortization expense of finance lease ROU assets was approximately $204,000 and $0 for the years ended June 30, 2023 and 2022, respectively.

10.    Operating Lease ROU Assets

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California. Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000. The net carrying amount of this ROU operating lease asset was $2,722,000 and $3,068,000 at June 30, 2023 and 2022, respectively.

Bryan, Texas

On November 1, 2021, as discussed above, iBio CDMO acquired the Facility and became the tenant under the Ground Lease Agreement upon which the Facility is located. Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $1,967,000. The net amount of this ROU operating lease asset is included in assets held for sale.

See Note 16 - Operating Lease Obligations for additional information.

11.    Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	June 30,	June 30,
	2023	2022

Building and improvements	$695	$—
Machinery and equipment	3,521	—
Office equipment and software	403	—
Construction in progress	—	1,373
	4,619	1,373
Accumulated depreciation	(400)	—
Net fixed assets	$4,219	$1,373

Depreciation expense was approximately $400,000 and $0 for the years ended June 30, 2023 and 2022, respectively.

Fixed assets held for sale at June 30, 2023 and 2022 in the amount of $16,124,000 and $35,289,000, respectively, are included in assets held for sale.  The depreciation expense for the years ended June 30, 2023 and 2022 is classified as part of loss from discontinued operations.

During the Fiscal year ended June 30, 2023, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company recorded an impairment charge of approximately $17.9 million.

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

In January 2014, the Company entered into a license agreement with the University of Pittsburgh whereby the Company acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology") which license agreement was amended in August 2016 and again in December 2020 and February 2022. The license agreement provides for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing an Investigational New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially was required to be met by December 1, 2015, and on November 2, 2020, was extended to be required to be met by December 31, 2021 and on February 8, 2022, was further extended to December 31, 2023. In addition, the amounts of the annual license maintenance fee and payment upon completion of various regulatory milestones were amended. On February 14, 2023, the Company provided notification to the University of Pittsburgh terminating the license agreement. Pursuant to the termination of the license agreement with the University of Pittsburgh, the Company’s financial obligations for the management of the patents under the license agreement ceased on August 14, 2023, and at such time, transitioned back to the University of Pittsburgh and the Medical University of South Carolina. As a result of the termination of the license agreement, the Company recorded a full impairment of the related intangible asset associated with IBIO-100 in the amount of $25,000.

During the second quarter of Fiscal year 2023, the Company re-evaluated its business strategy and reviewed its product portfolio. After such review, the Company identified intellectual property, patent and licenses that will no longer be utilized and therefore were fully impaired. The Company recorded an impairment charge in general and administrative expenses of approximately $565,000 for the year ended June 30, 2023. No impairments were recorded in Fiscal year 2022.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30,				June 30,
	2022	Amortization	Additions	Impairments	2023
Intellectual property – gross carrying value	$3,100	$—	$400	$(3,100)	$400
Patents and licenses – gross carrying value	2,846	—	—	(2,846)	—
	5,946	—	400	(5,946)	400
Intellectual property – accumulated amortization	(2,867)	(79)	—	2,931	(15)
Patents and licenses – accumulated amortization	(2,403)	(47)	—	2,450	—
	(5,270)	(126)	—	5,381	(15)
Total definite lived intangible assets	676	$(126)	400	$(565)	385

License - indefinite lived	4,175	—	828	—	5,003

Total net intangible	$4,851		$1,228		$5,388

Amortization expense was approximately $126,000 and $401,000 for the years ended June 30, 2023 and 2022, respectively. The weighted-average remaining life for intellectual property and patents on June 30, 2023 was approximately 19.3 years and 1.5 years, respectively. The estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ended June 30,
2024	$20
2025	20
2026	20
2027	20
2028	20
Thereafter	285
Total	$385

13.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	June 30,
	2023	2022
Personnel related costs	$3,352	$3,066
Real estate taxes	268	284
Interest and fees related to term note payable	183	59
Professional fees	31	126
Other accrued expenses	200	229
Total accrued expenses	$4,034	$3,764

14.   Debt

The Credit Agreement

In connection with the PSA, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan is evidenced by a term note (the “Term Note”) (for a complete description of the Transaction please see Note 6 – Significant Transactions). The Term Loan was advanced in full on the closing date. The Term Loan bore interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest was payable monthly beginning November 5, 2021. Principal on the Term Loan was originally payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provides that it may be prepaid by iBio CDMO at any time and provides for mandatory prepayment upon certain circumstances.

On October 11, 2022, iBio CDMO and Woodforest amended the Credit Agreement to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them (the “Fraunhofer Settlement Funds”) (see Note 20 – Fraunhofer Settlement for more information), (iii) include principal payments of $250,000 per month in debt amortization for a six-month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast, (vi) reduce the liquidity covenant (the “Liquidity Covenant”) in the Guaranty (as defined in the Credit Agreement) from

$10,000,000 to $7,500,000 with the ability to lower the liquidity covenant to $5,000,000 upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ended June 30, 2022, such that the filing is acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment.

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

On March 24, 2023, iBio CDMO and Woodforest entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”), which within the Fourth Amendment Woodforest agreed to (i) reduce the percentage of any payment to Woodforest the Company is required to make from the proceeds of sales of its common stock under its at-the-market facility from 40% to 20%, (ii) reduce the percentage of any payment to Woodforest the Company is required to make from the proceeds of sales of its equipment from 40% to 20%, and (iii) allowed the Company to retain $2,000,000 of the $5,100,000 that the Company received from the Fraunhofer Settlement Funds, with the remaining $3,000,000 being held in a Company account at Woodforest.  In addition, the Company is obligated to (y) deliver to Woodforest an executed copy of a purchase agreement (the “Purchase Agreement”) for the sale of the Facility, no later than April 14, 2023, and (z) pay to Woodforest a fee in the amount of $75,000 on the earlier of the date of the closing of the Purchase Agreement, or the Maturity Date (as defined in the Credit Agreement).  In addition, on March 24, 2023, the Company, as guarantor, entered into a fourth amendment to the Guaranty, which reduced the Liquidity Covenant from $7,500,000 to $1,000,000.

On May 10, 2023, iBio CDMO and Woodforest entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which within the Fifth Amendment Woodforest agreed to: (i) waive our obligation to deliver to Woodforest an executed copy of a Purchase Agreement for the sale of the Facility no later than April 14, 2023 and, (ii) release $500,000 of the $3,000,000 being held in a Company account at Woodforest when the outstanding principal amount is reduced to $10,000,000 and for each additional $2,500,000 reduction of the outstanding principal amount, an additional $750,000 will be released from the Company account at Woodforest.  In addition, starting on the effective date of the Fifth Amendment, the interest on the Term Loan increased to 5.25%, and the Term Loan shall further accrue interest, payable in-kind and added to the balance of the outstanding principal amount at a fixed rate per annum equal to (a) 1.00%, if the Facility is sold on or before June 30, 2023, (b) 2.00% if the Facility is sold after June 2023, but on or before September 30, 2023, or (c) 3:00%, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date.  The Company also agreed to pay Woodforest a fee in the amount of (x) $75,000 if the Facility is sold on or before June 30, 2023, (y) $100,000 if the Facility is sold after June 2023, but on or before September 30, 2023, or (x) $125,000, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company is not in negotiations on a Purchase Agreement with a potential buyer of the Facility.

On September 18, 2023, iBio CDMO and Woodforest entered into a sixth amendment to the Credit Agreement (the “Sixth Amendment”), pursuant to which Woodforest agreed to modify the Maturity Date to the earlier of December 31, 2023, or the acceleration of maturity of the Term Loan pursuant to the Credit Agreement, provided that (i) iBio CDMO shall deliver an executed copy of a Purchase Agreement for the sale of the Facility within one business day after entry into the Sixth Amendment, and (ii) if the Facility is not sell on or before December 1, 2023, iBio CDMO will pay a fee in the amount of $20,000 upon the earlier of the date of the closing or the Maturity Date.  In addition, if the closing and funding of the Purchase Agreement does not occur on or before December 1, 2023, iBio CDMO will permit Woodforest to obtain an appraisal of iBio CDMO’s real estate, including the Facility, at the cost of iBio CDMO.

At June 30, 2023, the balance of the Term Loan was $12,937,000 which consisted of the Term Note of $13,057,000, net of approximately $120,000 of deferred finance costs.  At June 30, 2022, the balance was $22,161,000 which consisted of the Term Note of $22,375,000, net of approximately $214,000 of deferred finance costs.

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research site.  The financing is payable in monthly installments of $16,230 through October 2025.  At June 30, 2023, the balance owed under the financing was $401,000.  Interest incurred under the financing for the year ended June 30, 2023 totaled approximately $31,000.

Future minimum payments under the finance lease obligation are due as follows (in thousands):

Fiscal period ending on March 31:	Principal	Interest	Total
2024	$160	$35	$195
2025	177	17	194
2026	64	1	65

Total minimum equipment financing payments	401	$53	$454
Less: current portion	(160)
Long-term portion of minimum equipment financing obligation	$241

Note Payable – PPP Loan

On April 16, 2020, the Company received $600,000 related to its filing under the Paycheck Protection Program and Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The Company elected to treat the Small Business Administration (“SBA”) Loan as debt under ASC 470, Debt.  At June 30, 2021, the Company owed $600,000.

On July 21, 2021, iBio was granted forgiveness in repaying the loan.  In accordance with ASC 405-20-40, Liabilities - Extinguishments of Liabilities – Derecognition, the Company derecognized the liability and accrued interest in the first quarter of Fiscal 2022. The forgiveness is included in loss from discontinued operations.

15.    Finance Lease Obligations

Sublease

As discussed above, until November 1, 2021, iBio CDMO leased the Facility as well as certain equipment from College Station under the Sublease.

The Sublease was terminated on November 1, 2021, when iBio CDMO acquired the Facility and became the tenant under the Ground Lease Agreement upon which the Facility is located.  See Note 16 – Operating Lease Obligations for additional information related to the ground lease.

General and administrative expenses related to College Station, including rent related to the increases in the Consumer Price Index (“CPI”) and real estate taxes, were approximately $250,000 for the year ended June 30, 2022. Interest expense related to College Station was approximately $810,000 for the year ended June 30, 2022. Such expenses were classified as part of loss from discontinued operations.

Equipment

As discussed above, the Company assumed three equipment leases that were accounted for as finance leases totaling $814,000 as part of the RubrYc Asset Purchase Agreement.  The monthly rental for the three leases is approximately $14,000 per month and all three expire on August 1, 2025.

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

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands):

	Year Ended	Year Ended
	June 30,	June 30,
	2023	2022
Finance lease cost:
Amortization of ROU assets	$224	$—
Interest on lease liabilities	49	—
Total lease cost	$273	$—

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$208	$—

	June 30,		June 30,
	2023		2023
Finance lease ROU assets	$610		$—
Finance lease obligation - current portion	$272		$—
Finance lease obligation - noncurrent portion	$351		$—
Weighted average remaining lease term - finance lease	2.17	years	—	years
Weighted average discount rate - finance lease obligation	9.50%		—%

Future minimum payments under the capitalized lease obligations are due as follows:

Fiscal year ending on June 30:	Principal	Interest	Total
2024	$272	$47	$319
2025	299	20	319
2026	52	1	53

Total minimum lease payments	623	$68	$691
Less: current portion	(272)
Long-term portion of minimum lease obligations	$351

16.    Operating Lease Obligations

Texas Ground Lease

As discussed above, as part of the Transaction, iBio CDMO became the tenant under the Ground Lease Agreement for the Ground Lease Property until 2060 upon exercise of available extensions. The base rent payable under the Ground Lease Agreement, which was $151,450 for the prior year, is 6.5% of the Fair Market Value (as defined in the Ground Lease Agreement) of the land. The Ground Lease Agreement includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature.

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

As discussed above, the lease provides for scheduled increases in base rent and scheduled rent abatements.  Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess (formerly classified as deferred rent) is shown as a reduction of the operating lease right-of-use asset in the accompanying balance sheet.  Rent expense for the San Diego facility commenced in Fiscal 2022, when the Company began making improvements to the facility.

The following tables present the components of lease expense and supplemental balance sheet information related to the operating lease obligation (in thousands):

	Years Ended June 30,
	2023		2022
Operating lease cost:	$563		$—
Total lease cost	$563		$—

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$563		$—
Operating cash flows from operating lease obligation	$307		$—

	June 30,
	2023
Operating lease ROU assets	$2,722
Operating lease obligations - current portion	$389
Operating lease obligations - noncurrent portion	$3,125
Weighted average remaining lease term - operating leases	6.50	years
Weighted average discount rate - operating lease obligations	7.25%

Future minimum payments under the operating lease obligation are due as follows (in thousands):

Fiscal year ending on June 30:	Principal	Imputed Interest	Total
2024	$389	$242	$631
2025	436	212	648
2026	490	179	669
2027	546	142	688
2028	610	100	710
Thereafter	1,043	61	1,104

Total minimum lease payments	3,514	$936	$4,450
Less: current portion	(389)
Long-term portion of minimum lease obligation	$3,125

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

The Company issued 1,000 shares of Series 2022 Preferred and received proceeds of $270.  Pursuant to the terms of the preferred stock, the Company’s Board converted the Preferred Stock to 40 shares of Common Stock on July 19, 2022.

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

Reverse Stock Split

On June 30, 2022, the Company held a special meeting of its stockholders at which the stockholders approved a proposal to affect an amendment to the Company's certificate of incorporation, as amended, to implement a reverse stock split at a ratio of one-for-twenty-five (1:25). On September 22, 2022, the Company's Board approved the implementation of the reverse stock split of the Common Stock. As a result of the reverse stock split, every twenty-five (25) shares of the Common Stock either issued and outstanding or held by the Company in its treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of the Common Stock. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. On October 7, 2022, the Company filed a Certificate of Amendment of its Certificate of Incorporation, as amended with the Secretary of State of Delaware effecting a one-for-twenty five (1:25) reverse stock split of the shares of the Common Stock, either issued and outstanding, effective October 7, 2022. The Company’s common stock began trading on a reverse split adjusted basis when the market opened Monday, October 10, 2022.

Issuances of Common Stock for the years ended June 30, 2023 and 2022 include the following:

Cantor Fitzgerald Underwriting

On November 25, 2020, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of Common Stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent.  Between July 25, 2022 and June 30, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 5,782,871 shares of Common Stock. The Company received net proceeds of approximately $6.4 million during the Fiscal year ended June 30, 2023 and holds a subscription receivable for $204,000 at June 30, 2023 for proceeds received on July 6, 2023.

In Fiscal year ended June 30, 2022, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 175,973 shares of Common Stock. The Company received net proceeds of approximately $1.2 million.

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

Vesting of Restricted Stock Units “RSUs”

RSUs for 217,553 of Common Stock vested during the year ended June 30, 2023. RSUs for 8,854 of Common Stock vested during the year ended June 30, 2022.

Exercise of Stock Options

No stock options were exercised in the year ended June 30, 2023.  In the year ended June 30, 2022, options for 3,380 shares of Common Stock were exercised.

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

During the year ended June 30, 2023, 341,300 Class A Warrants and 1,781,216 Class B Warrants were exercised. The total proceeds from Class A and B Warrants exercised during the year ended June 30, 2023 was $2,207,000.

On August 4, 2023, the Company agreed to amend the exercise price with certain holders of the Series A Warrants and Series B Warrants that were acquired from the Company in the underwritten public offering that was completed in December 2022. Under the amended warrants, the Company agreed to amend existing Series A Warrants to purchase up to 3,475,916 shares of common stock and existing Series B Warrants to purchase up to 2,058,000 shares of common stock that were previously issued in December 2022 to the certain investors in the public offering, with exercise prices of $1.04 per share (the “Existing Warrants”), to lower the exercise price of the Existing Warrants to $0.50 per share.

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

	Year Ended
	June 30,
	2023	2022
Basic and diluted numerator:

Net loss attributable to iBio, Inc. from continuing operations	$(29,311)	$(29,512)
Preferred stock dividends – iBio CMO Preferred Tracking Stock	—	(88)
Net loss available to iBio, Inc. stockholders from continuing operations	$(29,311)	$(29,600)

Net loss available to iBio, Inc. stockholders from discontinued operations	$(35,699)	$(20,791)

Net loss available to iBio, Inc. stockholders - total	$(65,010)	$(50,391)

Basic and diluted denominator:

Weighted-average common shares outstanding	12,245	8,721

Per share amount - continuing operations	$(2.39)	$(3.39)
Per share amount - discontinued operations	$(2.92)	$(2.39)
Per share amount - total	$(5.31)	$(5.78)

In Fiscal Years 2023 and 2022, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of June 30, 2023 and 2022, shares issuable which could potentially dilute future earnings included were as follows:

	June 30,
	2023	2022

	(in thousands)
Stock options	292	622
Restricted stock units	248	51
Warrants	5,871	21
Series 2022 Preferred	—	*
Shares excluded from the calculation of diluted loss per share	6,411	694

* Less than 1,000

19.    Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Operations (in thousands):

	Year Ended
	June 30,
	2023	2022
Research and development	$149	$182
General and administrative	2,714	3,776
Total	$2,863	$3,958

In addition, share-based compensation expense included in loss from discontinued operations totaled approximately $1,528,000 and $419,000 for the years ended June 30, 2023 and 2022, respectively.

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

Vesting of service awards is determined by the Board of Directors and stated in the award agreements. In general, vesting occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria is satisfied. The Company uses historical data to estimate forfeiture rates.

Issuances of stock options during the year ended June 30, 2023 were as follows:

During the first quarter of Fiscal year 2023, the Company granted stock option agreements to various employees to purchase 303,869 shares of the Common Stock at exercise prices between $6.75 and $9.50 per share. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

During the first quarter of Fiscal year 2023, the Company granted a stock option agreement to a consultant to purchase 4,000 shares of the Common Stock at an exercise price of $6.75 per share. The option vests in equal monthly installments, over a period of 12 months, starting after the second month and expire on the tenth anniversary of the grant date.  During the third quarter of Fiscal year 2023, the Company terminated the consultant’s services.  As a result, none of the 4,000 shares pursuant to the stock option agreement were exercised and as such, all 4,000 shares will be forfeited.

Issuances of stock options during the year ended June 30, 2022 were as follows:

During the first quarter of Fiscal Year 2022, the Company granted stock option agreements to various employees to purchase 165,488 shares of the Common Stock at exercise prices between $26.50 and $33.75 per share. The options vest

25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

During the first quarter of Fiscal year 2022, the Company granted a stock option agreement to a new member of its Board of Directors to purchase 4,000 shares of Common Stock at an exercise price of $31.50 per share. The option vests monthly over a period of three years and expires on the tenth anniversary of the grant date.

During the first quarter of Fiscal year 2022, the Board of Directors approved an option grant award to Mr. Isett to purchase 80,000 shares of Common Stock with an exercise price of $29.25, which vests in equal monthly installments over a 36-month period following the grant date.

During the second quarter of Fiscal year 2022, the Company granted a stock option agreement to a consultant to purchase 4,000 shares of Common Stock at an exercise price of $21.25 per share. The option vests over a period of eight months commencing in April 2022 and expires on the tenth anniversary of the grant date.

During the second quarter of Fiscal year 2022, the Company granted stock option agreements to various directors to purchase an aggregate of 34,880 shares of Common Stock at an exercise price of $17.25 per share. The options vest over a period of one year commencing in January 2022 and expire on the tenth anniversary of the grant date.

During the third quarter of Fiscal year 2022, the Company granted stock option agreements to two consultants to purchase an aggregate of 1,200 shares of Common Stock at an exercise price of $13.00 per share. The options vest over a period of 12 months and expire on the tenth anniversary of the grant date.

During the third quarter of Fiscal year 2022, the Company granted a stock option agreement to various employees to purchase 24,000 shares of Common Stock at exercise prices between $8.50 and $11.50 per share. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

The following table summarizes all stock option activity during the years ended June 30, 2023 and 2022:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (in years)	(in thousands)
Outstanding as of July 1, 2021	341,686	$32.75	8.8	$1,995
Granted	313,568	27.50	—	—
Exercised	(3,380)	22.75	—	—
Forfeited/expired	(30,068)	35.00	—	—
Outstanding as of June 30, 2022	621,806	$30.00	8.3	$—
As of June 30, 2022, vested and expected to vest	620,810	$30.00	8.3	$—

Exercisable as of June 30, 2022	197,404	$29.25	6.7	$—

Outstanding as of June 30, 2022	621,806	$30.00	8.3	$—
Granted	307,863	7.06	—	—
Exercised	—	—	—	—
Forfeited/expired	(637,191)	23.96	—	—
Outstanding as of June 30, 2023	292,478	$19.18	8.5	$—
As of June 30, 2023, vested and expected to vest	292,431	$19.18	8.5	$—

Exercisable as of June 30, 2023	96,050	$29.17	7.9	$—

The following table summarizes information about options outstanding and exercisable at June 30, 2023:

	Options Outstanding and Exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
	Outstanding	In Years	Price	Exercisable
Exercise prices:
$7.00 - $11.50	151,309	9.1	$7.51	6,250
$17.35 - $26.03	29,674	7.9	$18.00	29,652
$26.50 - $39.75	95,495	7.9	$33.08	47,483
$41.25 - $61.88	16,000	7.4	$48.75	12,665
	292,478	8.3	$28.31	96,050

The total fair value of stock options that vested during 2023 and 2022 was approximately $4,828,000 and $3,334,000, respectively. The total cash received for stock options that were exercised during 2023 and 2022 was approximately $0 and $77,000, respectively. The total intrinsic value of stock options that were exercised during 2023 and 2022 was approximately $0 and $19,000, respectively. As of June 30, 2023, there was approximately $2,193,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.3 years.

The weighted-average grant date fair value of stock options granted during 2023 and 2022 was $6.30 and $23.25 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

	2023	2022
Weighted average risk-free interest rate	3.21% - 3.61%	0.80 - 2.52%
Dividend yield	0%	0%
Volatility	115.52 - 116.93%	119.16 - 120.34%
Expected term (in years)	7	6

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.61 as of June 30, 2023 and $6.50 as of June 30, 2022, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock Units (“RSUs”):

Issuances of RSUs during the year ended June 30, 2023 were as follows:

On August 29, 2022, the Company issued RSUs to acquire 6,954 shares of common stock to various employees at a market value of $7.06 per share.  The RSUs vest over a four-year period.  The grant date fair value of the RSUs totaled approximately $49,000.

On November 10, 2022, as previously disclosed in relation to the Employment Agreement with Mr. Isett, the Company’s former CEO, dated April 30, 2021, the Company granted Mr. Isett RSUs to acquire 200,000 shares of Common Stock.  The RSUs vest over a three-year period commencing April 30, 2021 provided the vesting is subject to the following performance conditions: (i) submission to the U.S. Food and Drug Administration (FDA) of an Investigational New Drug (IND) application, or alternatively, if the Board approves not to file an IND, (ii) consummation of a disposition of iBio CDMO, LLC, or (iii) out-licensing, with full global rights, any of its investigational product candidates prior to the submission to the FDA an IND application.  The grant-date fair value of the RSUs totaled approximately $296,000. The performance conditions were not met and the RSUs did not vest.

On November 11, 2022, the Board of the Company granted Mr. Robert Lutz, the Company’s Chief Financial and Business Officer at the time, RSUs to acquire 100,057 shares of the Company’s Common Stock in exchange for Mr. Lutz’s agreement to continue employment with the Company through July 1, 2023.  The RSUs vest the earlier of: (i) July 1, 2023, or (ii) the successful achievement of the Company’s 2023 objectives, as defined by the Board. The grant-date fair value of the RSUs totaled approximately $175,100. Mr. Lutz resigned from the Company and was no longer an employee of the Company effective February 10, 2023; accordingly, the RSUs did not vest.

On November 11, 2022, the Board of the Company granted Dr. Martin Brenner, the Company’s Chief Scientific Officer, RSUs to acquire 95,348 shares of the Company’s Common Stock in exchange for Mr. Brenner’s agreement to continue employment with the Company through July 1, 2023.  The RSUs vest the earlier of: (i) July 1, 2023, or (ii) the successful achievement of the Company’s 2023 objectives, as defined by the Board. The grant-date fair value of the RSUs totaled approximately $167,000.

On January 20, 2023, the Board of the Company appointed Dr. Brenner to the position of Interim Chief Executive Officer, effective immediately. Dr. Brenner was granted RSUs to acquire 130,000 shares of the Company’s Common Stock, which RSUs shall vest pro rata over a 12-month period, such vesting to terminate if Dr. Brenner is no longer the Company’s Interim Chief Executive Officer. The grant-date fair value of the RSUs totaled approximately $91,000. Upon appointment of Dr. Brenner to permanent Chief Executive Officer on June 22, 2023, 75,833 of the RSUs terminated and did not vest.

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

On June 26, 2023, the Board of the Company granted Dr. Brenner RSUs to acquire 75,833 shares of the Company’s Common Stock, which RSUs shall vest pro rata over a seven-month period.  The grant-date fair value of the RSUs totaled approximately $52,000.

Issuances of RSUs during the year ended June 30, 2022 were as follows:

On August 23, 2021, the Company issued RSUs to acquire 4,229 shares of Common Stock to various employees at a market value of $31.50 per share. The RSUs vest over a four-year period. The grant-date fair value of the RSUs totaled approximately $133,000.

As of June 30, 2023, there was approximately $445,000 of total unrecognized compensation cost related to non-vested RSUs that the Company expects to recognize over a weighted-average period of 0.8 years.

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

The terms of the Settlement Agreement provided for cash payments to the Company of $28,000,000 as follows: (i) $16,000,000 paid no later than May 14, 2021 (which was paid 100% to cover legal fees and expenses); (ii) two payments of $5,100,000 paid by March 31, 2022 and 2023 and (iii) as additional consideration for a license agreement, two payments of $900,000 paid by March 1, 2022 and 2023. The license provides for a nonexclusive, nontransferable, worldwide, fully paid-up license to all intellectual property rights in and to certain plant-based technology developed by FhUSA from 2003 through 2014 that were the subject of the Lawsuit. After payment of the fees and expenses of its attorneys and others retained by the Company, including the litigation funding company, the Company’s aggregate net cash recovery as a result of the Settlement Agreement was approximately $10,200,000.

As of June 30, 2021, the Company held receivables related to the settlement in the amount of $10,200,000. This amount was recorded in the consolidated statement of operations and comprehensive loss as settlement income in Fiscal 2021. During the quarter ended March 31, 2022, the Company received the first payment of $5,100,000.

On March 17, 2023, the Company received a payment of $5,100,000 from Fraunhofer related to the Fraunhofer Settlement Funds and in accordance with the Fourth Amendment to the Credit Agreement with Woodforest, transferred $3,000,000 to a Company account at Woodforest on March 24, 2023.

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

21.    Income Taxes

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	For the Years Ended
	June 30,
	2023	2022
Current – Federal and state	$—	$—
Deferred – Federal	(12,153)	(9,051)
Deferred – State	(637)	—
Total	(12,790)	(9,051)
Change in valuation allowance	12,790	9,051
Income tax expense	$—	$—

The Company has deferred income taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,
	2023	2022
Deferred tax assets (liabilities):
Net operating loss	$42,951	$35,829
Share-based compensation	883	1,248
Capitalized research and development costs	2,775	—
Research and development tax credits	1,764	1,764
Investment in equity security	395	370
Property, plant and equipment	121	(2,520)
Intangible assets	(42)	(71)
Operating and finance lease liabilities	1,363	—
Operating and finance lease ROU assets	(1,184)	—
Accrued expenses	529	145
Valuation allowance	(49,555)	(36,765)
Total	$—	$—

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

U.S. federal net operating losses of approximately $202.1 million are available to the Company as of June 30, 2023, of which $63.9 million will expire at various dates through 2039 and $138.2 million with no expiration date. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company pursuant to Internal Revenue Code Section 382, though the Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. The Company has a research and development credit carryforward of approximately $1.76 million at June 30, 2023. In addition, the Company has net operating loss carry forwards from various states of approximately $35.2 million which expire from 2029 through 2042.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended
	June 30,
	2023	2022
Statutory federal income tax rate	21%	21%
State taxes, net of federal benefit	1%	—%
Expiration and forfeiture of stock options	(2)%	—%
Change related to iBio CDMO	—%	(3)%
Change in valuation allowance	(20)%	(18)%
Effective income tax rate	—%	—%

The Company has not been audited in connection with income taxes. iBio files U.S. Federal and state income tax returns subject to varying statutes of limitations. The 2019 through 2022 tax returns generally remain open to examination by U.S. Federal authorities and by state tax authorities.

22.    Commitments and Contingencies

CRO Agreement

On October 10, 2022, the Company entered into an agreement with a CRO for cell line development and master cell banking to produce IBIO-101 in addition to process development and GMP manufacturing of IBIO-101 drug substance and drug product to support GLP toxicology and Phase 1 clinical studies. The Company has incurred costs totaling approximately $1,209,000 through June 30, 2023. The Company is committed to additional costs totaling approximately $171,000 as of the date of the filing of this Annual Report.

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

23.    Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. Employer contributions made to the Plan totaled approximately $263,000 and $169,000 for the years ended June 30, 2023 and 2022, respectively. In addition, employer contributions included in loss from discontinued operations totaled approximately $135,000 and $150,000 for the years ended June 30, 2023 and 2022, respectively,

24.    Subsequent Events

Purchase and Sale Agreement with Majestic Realty Co.

On September 15, 2023, iBio CDMO entered into the Purchase and Sale Agreement with Majestic Realty Co., pursuant to which iBio CDMO agreed to sell to Majestic Realty for a purchase price of $17,250,000 its Facility located in Bryan, TX consisting of: (i) the ground leasehold estate and interest held under the Ground Lease Agreement, dated March 8, 2010, as amended by an Estoppel Certificate and Amendment to Ground Lease Agreement, dated as of December 22, 2015, between iBio CDMO (as assignee from College Station Investors LLC) and The Board of Regents of the Texas A&M University System (together, the “Ground Lease”), related to 21.401 acres in Brazos County, Texas land (the “Land”); (ii) the buildings, parking areas, improvements, and fixtures situated on the Land (the “Improvements”); (iii) all iBio CDMO’s right, title, and interest in and to furniture, personal property, machinery, apparatus, and equipment owned and currently used in the operation, repair and maintenance of the Land and Improvements and situated thereon (collectively, the “Personal Property”); (iii) all iBio CDMO’s rights under the contracts and agreements relating to the operation or maintenance of the Land, Improvements or Personal Property which extend beyond the closing date (the “Contracts”); and (iv) all iBio CDMO’s rights in intangible assets of any nature relating to any or all of the Land, the Improvements and the Personal Property (the “Intangibles”; and together with the Ground Lease, Improvements and Personal Property, collectively, the “Property”). The closing of the sale of the Property is to occur, with time being of the essence, on December 1, 2023 or such other date as mutually agreed.  Pursuant to the terms of the Purchase and Sale Agreement , Majestic Realty deposited with a title company (the “Escrow Agent”) $200,000 as an earnest money deposit. Majestic Realty will also be afforded access to the Property to conduct a due diligence review of its condition. The closing is subject to certain closing conditions, including: (i) Majestic Realty’s delivery to iBio CDMO and the Escrow Agent of written notice of its approval of the condition of the Property on or before 5:00 p.m. Central time on October 16, 2023; (ii) Majestic

Realty obtaining the approval of The Board of Regents of the Texas A&M University System of Majestic Realty’s purchase from it of the fee interest in the Land on or before 5:00 p.m. Central time on November 13, 2023; and (iii) the delivery at closing by the title company of a title policy to Majestic Realty in the amount of the Purchase Price.

Credit Agreement with Woodforest National Bank

On September 18, 2023, iBio CDMO and Woodforest entered into a sixth amendment to the Credit Agreement (the “Sixth Amendment”), to amend the Credit Agreement to: (i) set the maturity date of the term loan to the earlier of (a) December 31, 2023, or (b) the acceleration of maturity of the term loan in accordance with the Credit Agreement, (ii) provided that iBio CDMO will, immediately upon receipt of the proceeds of the sale of the Property, apply the net proceeds to satisfy all outstanding obligations under the term loan, and to the extent such net proceeds are sufficient, to pay off the term loan, and (iii) change the annual filing requirement solely for the fiscal year ending June 30, 2023, such that the filing is acceptable with or without a “going concern” designation; provided that (y) iBio CDMO shall deliver an executed copy of the Purchase and Sale Agreement for the sale of the Facility within one business day after entry into the Sixth Amendment, and (z) if the Facility is not sold on or before December 1, 2023, iBio CDMO will pay a fee in the amount of $20,000 upon the earlier of the date of the closing or the maturity date.

Repriced Existing Warrants issued pursuant to Wainwright Underwriting

On August 4, 2023, iBio, Inc. (the “Company”) agreed to amend the exercise price with certain holders of the Series A Warrants and Series B Warrants that were acquired from the Company in the underwritten public offering that was completed in December 2022. Under the amended warrants, the Company agreed to amend existing Series A warrants to purchase up to 3,475,916 shares of common stock and existing Series B warrants to purchase up to 2,058,000 shares of common stock that were previously issued in December 2022 to the certain investors in the public offering, with exercise prices of $1.04 per share (the “Existing Warrants”), to lower the exercise price of the Existing Warrants to $0.50 per share.

Lincoln Park Stock Purchase Agreement

On August 4, 2023, iBio, Inc. (the “Company”) entered into a purchase agreement, dated as of August 4, 2023 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, under the terms and subject to the satisfaction of specified conditions set forth therein, the Company may sell to Lincoln Park up to $10.0 million (subject to certain limitations) of the Company’s Common Stock, from time to time during the term of the Purchase Agreement. Additionally, on August 4, 2023, the Company entered into a registration rights agreement, dated as of August 4, 2023 (the “Registration Rights Agreement”), with Lincoln Park, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”), to register under the Securities Act of 1933, as amended (the “Securities Act”), the resale by Lincoln Park of shares of Common Stock that have been or may be issued and sold by the Company to Lincoln Park under the Purchase Agreement. The Company cannot sell any shares of Common Stock to Lincoln Park under the Purchase Agreement until such time that all of the conditions to Lincoln Park’s purchase obligation set forth in the Purchase Agreement, including that the resale registration statement that the Company is required to file with the SEC under the Registration Rights Agreement is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC (the date on which all of such conditions are satisfied, the “Commencement Date”).

Beginning on the Commencement Date and for a period of up to 24 months thereafter, under the terms and subject to the conditions of the Purchase Agreement, from time to time, at the Company’s discretion, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $10 million of shares of Common Stock, subject to certain limitations set forth in the Purchase Agreement. Specifically, from time to time from and after the Commencement Date, the Company may, at its discretion, on any single business day on which the closing price of the common stock on the NYSE American is equal to or greater than $0.15, by written notice delivered to Lincoln Park, direct Lincoln Park to purchase up to 100,000 shares of Common Stock on such business day, at a purchase price per share that will be determined and fixed in accordance with the Purchase Agreement at the time the Company delivers such written notice to Lincoln Park (each, a “Regular Purchase”); provided, however, that the maximum number of shares the Company may sell to Lincoln Park in a Regular Purchase may be increased to up to (i) 150,000 shares, if the closing sale price of the Common Stock on the NYSE American on the applicable purchase date is not below $1.00, and (ii) 200,000 shares, if the closing sale price of the Common Stock on the applicable purchase date is not below $2.00; provided, however, that Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $500,000. The foregoing share amounts and per share prices will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring after the date of the Purchase Agreement with respect to the Common Stock. The purchase price per share of Common Stock sold in each such Regular Purchase, if any, will be based on market prices of the Common Stock immediately preceding the time of sale, calculated as set forth in the Purchase Agreement.

In addition, provided that the Company has directed Lincoln Park to purchase the maximum amount of shares that the Company is then able to sell to Lincoln Park in a Regular Purchase on a particular business day on which the closing price of the common stock on the NYSE American is equal to or greater than $0.20, then in addition to such Regular Purchase, the Company may, in its sole discretion, also direct Lincoln Park to purchase additional shares of Common Stock in an “accelerated purchase,” and one or more “additional accelerated purchases” on the business day immediately following the purchase date for such Regular Purchase, as provided in the Purchase Agreement. The purchase price per share of Common Stock sold to Lincoln Park in each accelerated purchase and additional accelerated purchase, if any, will be based on market prices of the Common Stock at the time of sale on the applicable purchase date for such accelerated purchase and such additional accelerated purchase(s), as applicable, calculated as set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock in any purchase under the Purchase Agreement.

The Company will control the timing and amount of any sales of Common Stock to Lincoln Park pursuant to the Purchase Agreement. Lincoln Park has no right to require the Company to sell any shares of Common Stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions.

Actual sales of shares of Common Stock to Lincoln Park will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, market prices of the Common Stock from time to time during the term of the Purchase Agreement and determinations by the Company as to the appropriate sources of funding for the Company and its operations. The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of Common Stock to Lincoln Park. The Company expects that any proceeds received by the Company from such sales to Lincoln Park will be used for working capital and general corporate purposes.

As consideration for Lincoln Park’s commitment to purchase shares of Common Stock at the Company’s direction pursuant to the Purchase Agreement, the Company issued 211,473 shares of Common Stock to Lincoln Park as commitment shares (the “Initial Commitment Shares”) and agreed to issue 211,474 additional shares of Common Stock to Lincoln Park as commitment shares (the “Additional Commitment Shares” and, collectively with the Initial Commitment Shares, the “Commitment Shares”) at such time as the Company has received an aggregate of $5,000,000 in cash proceeds from Lincoln Park from sales of Common Stock to Lincoln Park, if any, that the Company elects, in its sole discretion, to make from time to time from and after the Commencement Date, pursuant to the Purchase Agreement.

Under applicable rules of the NYSE American, the Company may not issue or sell to Lincoln Park under the Purchase Agreement more than 4,474,945 shares (inclusive of the Commitment Shares), subject to adjustment as described above, of Common Stock (which is equal to approximately 19.99% of the shares of Common Stock outstanding immediately prior to the execution of the Purchase Agreement) (the “Exchange Cap”), unless stockholder approval is obtained to issue shares of Common Stock in excess of the Exchange Cap in accordance with the applicable rules of the NYSE American. In any event, the Company may not issue or sell any shares of Common Stock under the Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of the NYSE American.

The Purchase Agreement also prohibits the Company from directing Lincoln Park to purchase any shares of Common Stock if those shares, when aggregated with all other shares of Common Stock then beneficially owned by Lincoln Park (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder), would result in Lincoln Park beneficially owning more than 4.99% of the outstanding shares of Common Stock.

There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement or Registration Rights Agreement, other than a prohibition (with certain limited exceptions) on entering into specified “Variable Rate Transactions” (as such term is defined in the Purchase Agreement) for a period specified in the Purchase Agreement. Such transactions include, among others, any sale of debt or equity securities that are convertible into or exercisable for shares of Common Stock at a conversion price or exercise price that is based upon and/or varies with the trading prices of the Common Stock after the initial issuance of such securities, or effecting or entering into an agreement to effect an “equity line of credit” or other substantially similar continuous offering with a third party, in which we may offer, issue or sell Common Stock or any securities exercisable, exchangeable or convertible into Common Stock at a future determined price. During any “suspension event” under the Purchase Agreement, the Company may not initiate any Regular Purchase, accelerated purchase or additional accelerated purchase of Common Stock by Lincoln Park, until such suspension event is cured.

Lincoln Park has agreed not to engage in or effect, directly or indirectly, for its own principal account or for the principal account of any of its affiliates, any short sales of the Common Stock or hedging transaction that establishes a net short position in the Common Stock during the term of the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time with one business days’ notice, at no cost or penalty.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The foregoing descriptions of the Purchase Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which are attached hereto as Exhibits 10.1 and 10.2, respectively, and each of which is incorporated herein in its entirety by reference.

Between August 16, 2023 and September 15, 2023, Lincoln Park purchased pursuant to the Purchase Agreement 3,622,834 shares of Common Stock. The Company received net proceeds of approximately $1.2 million during the first quarter of Fiscal 2024.

Cantor Fitzgerald Underwriting

Between July 3 and September 26, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 3,419,795 shares of Common Stock. The Company received net proceeds of approximately $1.7 million during the first quarter of Fiscal 2024.

Issuances of stock options during Fiscal 2024 were as follows:

In Fiscal 2024, the Company granted stock option agreements to certain officers and employees to purchase an aggregate of 473,000 shares of Common Stock at an exercise price of $0.35 per share. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

Vesting of RSUs during Fiscal 2024 were as follows:

During the first quarter of Fiscal 2024, RSUs for 33,153 shares of Common Stock were vested.