Form 10-Q
period 2023-09-30
iBio, Inc.
filed 2023-11-14
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Shares of Common Stock outstanding as of November 9, 2023:  28,100,733

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	June 30,
	2023	2023
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$1,461	$4,301
Restricted cash	3,047	3,025
Subscription receivable	—	204
Prepaid expenses and other current assets	451	664
Current assets held for sale	18,063	18,065
Total Current Assets	23,022	26,259

Restricted cash	253	253
Promissory note receivable and accrued interest	1,728	1,706
Finance lease right-of-use assets, net of accumulated amortization	543	610
Operating lease right-of-use asset	2,645	2,722
Fixed assets, net of accumulated depreciation	4,054	4,219
Intangible assets, net of accumulated amortization	5,383	5,388
Security deposits	50	50
Total Assets	$37,678	$41,207

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,911	$1,849
Accrued expenses	3,391	4,034
Finance lease obligations - current portion	278	272
Operating lease obligation - current portion	400	389
Equipment financing payable - current portion	164	160
Term note payable - net of deferred financing costs	12,625	12,937
Current liabilities related to assets held for sale	1,939	1,941
Total Current Liabilities	20,708	21,582

Finance lease obligations - net of current portion	279	351
Operating lease obligation - net of current portion	3,021	3,125
Equipment financing payable - net of current portion	198	241
Accrued expenses - noncurrent	263	527

Total Liabilities	24,469	25,826

Stockholders' Equity
Series 2022 Convertible Preferred Stock - $0.001 par value; 1,000,000 shares authorized at September 30, 2023 and June 30, 2023; 0 and 0 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	—	—
Common Stock - $0.001 par value; 275,000,000 shares authorized at September 30, 2023 and June 30, 2023; 27,653,582 and 20,310,077 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	28	20
Additional paid-in capital	307,867	304,301
Accumulated deficit	(294,686)	(288,940)
Total Stockholders’ Equity	13,209	15,381
Total Liabilities and Stockholders' Equity	$37,678	$41,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2023	2022

Revenues	$50	$—

Operating expenses:
Research and development	1,606	2,548
General and administrative	3,547	5,088
Total operating expenses	5,153	7,636

Operating loss	(5,103)	(7,636)

Other income (expense):
Interest expense	(26)	—
Interest income	55	99
Total other income	29	99

Net loss available to iBio, Inc. stockholders from continuing operations	(5,074)	(7,537)

Loss from discontinued operations	(672)	(10,593)

Net loss available to iBio, Inc. stockholders	$(5,746)	$(18,130)

Comprehensive loss:
Consolidated net loss	$(5,746)	$(18,130)
Other comprehensive loss - unrealized loss on debt securities	—	(10)

Comprehensive loss	$(5,746)	$(18,140)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - continuing operations	$(0.21)	$(0.85)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - discontinued operations	$(0.03)	$(1.20)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - total	$(0.24)	$(2.05)

Weighted-average common shares outstanding - basic and diluted	23,969	8,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited; in thousands)

Three Months Ended September 30, 2023

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2023	—	$—	20,310	$20	$304,301	$(288,940)	$15,381

Capital raise	—	—	7,043	7	2,889	—	2,896
Costs to raise capital	—	—	211	1	(88)	—	(87)
Vesting of RSUs	—	—	89	—	—	—	—
Share-based compensation	—	—	—	—	765	—	765
Net loss	—	—	—	—	—	(5,746)	(5,746)

Balance as of September 30, 2023	—	$—	27,653	$28	$307,867	$(294,686)	$13,209

Three Months Ended September 30, 2022

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of July 1, 2022	1	$—	8,727	$9	$287,619	$(213)	$(223,930)	$63,485

Capital raises	—	—	176	—	1,151	—	—	1,151
Conversion of preferred stock to common stock	(1)	—	—	—	—	—	—	—
Common stock issued - RubrYc transaction	—	—	102	—	650	—	—	650
Vesting of RSUs	—	—	1	—	—	—	—	—
Share-based compensation	—	—	—	—	1,222	—	—	1,222
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(18,130)	(18,130)

Balance as of September 30, 2022	—	$—	9,006	$9	$290,642	$(223)	$(242,060)	$48,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Three Months Ended
	September 30,
	2023	2022

Cash flows from operating activities:
Consolidated net loss	$(5,746)	$(18,130)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	765	1,222
Amortization of intangible assets	5	67
Amortization of finance lease right-of-use assets	68	13
Amortization of operating lease right-of-use assets	80	143
Depreciation of fixed assets	165	271
Gain on sale of fixed assets	(50)	—
Accrued interest receivable on promissory note receivable	(22)	(19)
Amortization of premiums on debt securities	—	36
Amortization of deferred financing costs	90	40
Inventory reserve	—	4,100
Changes in operating assets and liabilities:
Accounts receivable - trade	—	(54)
Inventory	—	(1,137)
Prepaid expenses and other current assets	212	403
Prepaid expenses - noncurrent	—	30
Accounts payable	62	166
Accrued expenses	(610)	(1,168)
Accrued expenses - noncurrent	(264)	—
Operating lease obligations	(95)	(3)
Contract liabilities	—	61
Net cash used in operating activities	(5,340)	(13,959)

Cash flows from investing activities:
Redemption of debt securities	—	3,200
Purchases of fixed assets	—	(2,479)
Sales proceeds for fixed assets	50	—
Payment for RubrYc asset acquisition	—	(692)

Net cash provided by investing activities	50	29

Cash flows from financing activities:
Proceeds from sales of common stock	2,896	1,151
Cost to acquire capital	(88)	—
Subscription receivable	204	—
Payment of equipment financing loan	(38)	—
Payment of term note payable	(436)	—
Payment of finance lease obligation	(66)	(10)
Net cash provided by financing activities	2,472	1,141

Net decrease in cash, cash equivalents and restricted cash	(2,818)	(12,789)
Cash, cash equivalents and restricted cash - beginning	7,579	28,672
Cash, cash equivalents and restricted cash - end	$4,761	$15,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in Thousands)

	Three Months Ended
	September 30,
	2023		2022
Schedule of non-cash activities:
Fixed assets included in accounts payable in prior period, paid in current period	$		$1,769
Increase in finance lease right-of-use assets for new leases	$		$814
Increase in finance lease obligation for new leases		$—	$814
RubrYc asset acquisition by issuance of common stock		$—	$650
Unpaid fixed assets included in accounts payable		$—	$2,143
Unrealized (gain) loss on available-for-sale debt securities		$—	$10
Supplemental cash flow information:
Cash paid during the period for interest		$200	$187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Nature of Business

iBio, Inc. (the "Company") is a preclinical stage biotechnology company that leverages the power of Artificial Intelligence (AI) for the development of precision antibodies. The Company’s proprietary technology stack is designed to minimize downstream development risks by employing AI-guided epitope-steering and monoclonal antibody (mAb) optimization.

In September 2022, the Company made a strategic pivot by acquiring substantially all of the assets of RubrYc Therapeutics, Inc. ("RubrYc"). This acquisition commenced the Company’s transition to an AI-enabled biotech company and led to the divestiture of its Contract Development and Manufacturing Organization (CDMO) business. This strategic decision allowed the Company to focus resources on the development of AI-powered precision antibodies, positioning iBio at the forefront of this exciting field.

One of the key features of the Company’s technology stack is the patented epitope-steering AI-engine. This advanced technology allows the Company to target specific regions of proteins with precision enabling the creation of antibodies highly specific to therapeutically relevant regions within large target proteins, potentially improving their efficacy and safety profile.  Another integral part of the Company’s technology stack is the machine learning (ML) based antibody-optimizing StableHu™ technology. When coupled with the Company’s mammalian display technology, StableHu has been shown to accelerate the Lead Optimization process and potentially reduces downstream risks, making the overall development process faster, more efficient and cost-effective.

The Company also developed the EngageTx™ platform, which provides an optimized next-generation CD3 T-cell engager antibody panel. This panel is characterized by a wide spectrum of potencies, Non-Human Primate (NHP) cross-reactivity, enhanced humanness of the antibodies, and a maintained tumor cell killing capacity, all while reducing cytokine release. These attributes are meticulously designed to fine-tune the efficacy, safety, and tolerability of the Company’s antibody products. By incorporating EngageTx into the Company’s own development initiatives, the Company’s internal pre-clinical pipeline reaps the benefits of the same cutting-edge technology extended to its potential partners.

The Company recently announced the expansion of its AI-powered technology stack with the launch of ShieldTx™, a patent-pending antibody masking technology designed to enable specific, highly targeted antibody delivery to diseased tissue without harming healthy tissue. By adding ShieldTx to the Company’s technology stack, iBio uniquely integrates antibody engineering and masking in one accelerated process to potentially overcome the challenges of complex targets, safety, and developability in next-generation antibody discovery and development.

iBio’s scientific team, composed of experienced AI/ML scientists and biopharmaceutical scientists, located side-by-side in its San Diego laboratory, possess the skills and capabilities to rapidly advance antibodies in house from concept to in vivo proof-of-concept (POC). This multidisciplinary expertise allows the Company to quickly translate scientific discoveries into potential therapeutic applications.

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

The Company is leveraging its AI-powered technology stack to enhance the success rate of identifying antibodies for challenging target proteins, expedite the process of antibody optimization, improve developability, and engineer finely calibrated bi-specifics. By continually refining the Company’s AI algorithms, incorporating new data sources, and developing robust experimental validation processes, iBio is paving the way for groundbreaking advancements in antibody design and drug discovery.

Strategy

The Company is a pioneering biotechnology company at the intersection of AI and biologics, committed to reshaping the landscape of discovery. The Company’s core mission is to harness the potential of AI and machine learning to unveil elusive biologics that stand out and have evaded other scientists. Through the Company’s innovative platform, it champions a culture of innovation by identifying novel targets, forging strategic collaborations to enhance efficiency, diversify pipelines, with the goal of accelerating preclinical processes.

Additionally, the Company’s groundbreaking EngageTx™ technology enables the Company to target bi-specific molecules. With the ability to navigate sequence diversity and promote Human-Cyno cross reactivity while mitigating cytokine release, the Company’s goal is to enhance agility and bolster preclinical safety assessments.

The Company’s strategic approach to fulfilling its mission is outlined as follows:

●	Elevate Epitope Discovery: The Company believes it leads the field with its patented AI-engine uncovering "hard to develop" molecules. The Company’s unparalleled epitope engine stands out by allowing the ability to target select regions of a protein, potentially removing the lengthy trial and error out of mAb discovery. This capability is expected to improve probability of success while at the same time, reduces costs commonly caused by having an iterative process. The Company’s epitope engine is engineered to match its target, refined for stability and optimized for water solubility; allowing the Company to identify new drug candidates that have failed or have been abandoned due to their complexity.
●	Capital efficient business approach: The Company’s strategic business approach is structured around the following pillars of value creation:
o	Strategic Collaborations: The Company is leveraging its platform and pipeline by forming strategic partnerships. The Company’s aim is to become the preferred partner for major pharmaceutical and biotechnology companies seeking rapid and cost-effective integration of complex molecules into their portfolios, de-risking their early-stage pre-clinical work. Additionally, a rich array of fast follower molecules within the Company’s pre-clinical pipeline holds the potential to drive substantial partnerships, opening doors to innovative projects. By tapping into the Company’s platform, infrastructure, and expertise, partners have the potential to streamline timelines, reduce costs tied to biologic drug discovery applications and cell line process development, and expedite preclinical programs with efficiency.
o	Developing and advancing the Company’s in-house programs cost effectively: Clinical advancement is crucial for drug discovery. The Company is actively looking for opportunities to progress its internal pre-clinical programs, with a focal point on oncology, steadily reinforcing its pre-clinical pipeline.
o	Tech Licensing in Diverse Therapeutic Areas: In pursuit of adding value, the company is exploring partnerships in diverse therapeutic domains such as CNS or vaccines. The Company’s intention is to license the AI tech stack, extending its benefits to our partners and amplifying its biological impact and insights. This strategic approach enables the Company to capitalize on the value of its meticulously curated data while empowering collaborations and innovations, while at the same time allowing the Company to focus on both the platform and its core therapeutic area, oncology.
●	Unwavering Investment in advancing the platform: The Company maintains an unwavering commitment to invest in its platform, continually unlocking the potential of biology through AI and machine learning. The pinnacle of being on the forefront of machine learning advancing algorithms, and models in order to improve its predictive power and reduce the time it takes to find a viable molecule.

In essence, the Company is sculpting a future where cutting-edge AI-driven biotechnology propels the discovery of intricate biologics, fostering partnerships, accelerating innovation, and propelling the advancement of science.

AI Drug Discovery Platform

Overview

The Company’s platform comprises five key components, each playing a crucial role in the discovery and optimization of precision antibodies.

The first layer, epitope engineering, leverages the patented AI-engine to target specific regions of proteins, allowing us to engineer antibodies with high specificity and efficacy. The second layer involves the proprietary antibody library, which is built on clinically validated frameworks and offers a rich diversity of human antibodies. The third layer of the technology stack is the antibody optimizing StableHu AI technology, coupled with mammalian display technology. Next, the Company uses its EngageTx T-cell engager platform to create bispecific antibodies. Finally, antibodies are transformed into conditionally activated antibodies by ShieldTx, the Company’s antibody masking technology.  Each layer of the tech stack is designed to work synergistically, enabling us to rapidly advance antibodies from concept to in vivo proof-of-concept (POC).

●	AI Epitope Steering Technology

The Company’s epitope steering technology is designed to address these issues by guiding antibodies exclusively against the desired regions of the target protein. By focusing on these specific regions, the Company can overcome the limitations of traditional methods and significantly improve the efficiency and effectiveness of its antibody discovery process.  The Company’s AI engine creates engineered epitopes, which are small embodiments of epitopes on the target protein. The engine is trained to match the epitope structure as closely as possible and refine the designs for greater stability and water solubility, which are critically important factors. The optimized engineered epitope is then used to identify antibodies from naïve or immunized libraries.

●	Naïve Human Antibody Library

The fully human antibody library is built upon clinically validated, entirely human antibody frameworks. By leveraging public databases, the Company has extracted a diverse array of Complementarity-Determining Region (CDR) sequences. Subsequently, it has meticulously eliminated a range of sequence liabilities. Such careful curation process could potentially significantly reduce the development risk for antibodies identified from the Company’s library.

●	StableHuTM AI Antibody-Optimizing Technology

The Company’s proprietary StableHu technology is instrumental in the optimization process. StableHu is an AI-powered tool designed to predict a library of antibodies with fully human CDR variants based on an input antibody. This input can range from an early, unoptimized molecule to an approved drug. The model has been trained utilizing a set of over 1 billion human antibodies, progressively masking known amino acids within CDRs until the algorithm could predict the correct human sequence.

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

●	EngageTx CD3-Based T-Cell Engager Panel

The Company has used antibodies from an epitope steering campaign as well as a first-generation T-cell engager as input and utilized its StableHu technology to identify a next-generation CD3 antibody panel. The sequence diversity generated by StableHu led to an antibody panel with a wide range of potencies, which allows us to pair the panel with a wide variety of tumor-targeting antibodies.  Importantly, we were able to retain T-cell activation and tumor cell killing capacity with significantly reduced cytokine release. This reduction is believed to lower the risk of cytokine release syndrome. Additionally, the increased humanness of the predicted antibodies, thanks to the Company’s StableHu technology, reduces the risk of immunogenicity.

Furthermore, the Company’s StableHu technology enabled it to engineer NHP cross-reactivity into EngageTx. This allows for advanced safety assessment in NHP ahead of clinical trials, providing another layer of safety assurance.

●	ShieldTx

The Company has enhanced its proprietary technology with the introduction of ShieldTx, a patent pending innovative antibody masking technique. ShieldTx leverages the Company's engineered epitope technology, which is utilized not only for the identification of antibodies against complex drug targets but also for concealing the antibodies' active sites. A significant hurdle in therapeutic antibody development is the expression of drug target on both healthy and diseased tissues, leading to adverse effects on non-targeted tissues. ShieldTx is designed to address this challenge by rendering antibodies inactive until they reach a specific environment unique to diseased tissues. Upon contact with this environment, the masking element is detached, activating the antibody. This strategy aims to minimize or eliminate unintended effects on healthy tissues, thereby improving the safety profile and reducing the immunogenicity risks associated with bispecific antibodies.

Modalities

Epitope steering, a technology the Company is pioneering, has the potential to positively impact various areas of medicine. In the field of immuno-oncology, it can be used to develop antibodies targeting specific cancer antigens, potentially enhancing the efficacy of treatments like checkpoint inhibitors and CAR-T therapies.

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

Pipeline

The Company is currently in the process of building and advancing its pipeline. The focus of the Company’s pipeline is primarily on immuno-oncology, with one program also dedicated to the immunology space. By leveraging its technology stack, the pipeline is geared towards hard-to-drug targets and molecules offering differentiation. To mitigate target risk and capitalize on the learnings of competitors, the Company’s programs are primarily adopting a fast follower strategy. This approach allows the Company to focus on targets that have to some extent been validated and learn from the advancements of those ahead in the field.

Therapeutics

Immuno-Oncology

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

The Company continues to advance its IL-2 sparing anti-CD25 antibody, IBIO-101, and anticipate moving the program from IND-enabling stage to an IND filing during the calendar year 2025.

TROP-2 x CD3 Bispecific

The Company has identified highly potent, fully human TROP-2 (Trophoblast Cell Surface Antigen 2) monoclonal antibodies, which have been formatted into bispecific TROP-2 x CD3 molecules using its T-cell engager antibody panel, EngageTx. TROP-2 is highly expressed in multiple solid tumors, including breast, lung, colorectal, and pancreatic cancers and is closely linked to metastasis and tumor growth. TROP-2 antibody drug conjugates have been developed to deliver toxic payloads to these cancer cells but could risk harming healthy cells and cause adverse effects. The Company’s bispecific approach has the potential to increase the therapeutic window, while promoting a robust and long-lasting anti-tumor response. Combining the bispecific TROP-2 approach with immunotherapies like checkpoint inhibitors can potentially lead to improved clinical outcomes.

Using EngageTx, the Company’s lead TROP-2 x CD3 bispecific antibody was engineered to potently kill tumor cells while limiting the release of cytokines, like Interferon Gamma (IFNg), Interleukin 2 (IL-2) and Tumor Necrosis Factor Alpha (TNFa), all of which have the potential to cause cytokine release syndrome. When compared to a bispecific molecule engineered with the Company’s TROP-2 binding arm and a first generation CD3 engager, SP34, its lead TROP-2 x CD3 bispecific antibody showed a markedly reduced cytokine release profile, potentially indicating a decreased risk for cytokine release syndrome.

When tested in a humanized mouse model of squamous cell carcinoma, the Company’s lead TROP-2 x CD3 bi-specific antibody demonstrated a significant 36 percent reduction in tumor size within just 14 days after tumor implantation, and after only a single dose.

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

The Company’s patented epitope steering AI platform, its innovative approach to this challenge allows its new mAbs to bind to a specific region of MUC16 that is not shed or glycosylated, circumventing both tumor evasion mechanisms and potentially providing a powerful tool in the fight against cancer.  During its immunization and screening campaign, we identified several hits that specifically bound to the non-shed region of MUC16 while no binding to the shed fragment of MUC16 was observed.  During pre-clinical studies, The Company’s MUC16 molecule has demonstrated binding to MUC16 on OVCAR-3 ovarian cancer cells.  After engineering the leading MUC16 molecule with a fully human framework, the MUC16 molecule retained potent binding to the engineered epitope and maintained binding to human OVCAR-3 ovarian cancer cells. The Company has utilized its EngageTx platform to engineer MUC16 x CD3 bispecific antibodies and has further optimized the molecules to be double-masked on the MUC16 and the CD3 binding arms of the antibody.

EGFRvIII

EGFRvIII is a specific variant of the EGFR protein, unique to tumor cells. Unlike the more common EGFR, EGFRvIII is not found in healthy cells, making it an attractive target for therapeutic interventions. This variant is most prominently associated with glioblastoma, a type of brain cancer and head and neck cancer, but can also be present in certain cases of breast, lung, and ovarian cancers, among others. In the Company’s  pursuit of innovative treatments, iBio is exploring antibody therapeutics that specifically target EGFRvIII, aiming to address these cancer types without affecting healthy cells.

Leveraging the Company’s patented AI-enabled epitope steering engine, it has specifically directed antibodies to target a unique epitope found exclusively on EGFRvIII, and not on the wildtype receptor, EGFR. Through this precision approach, iBio has designed tumor-specific molecules aimed at selectively targeting cancer cells while preserving healthy ones, potentially offering patients a more focused and safer therapeutic solution.

The Company’s hit molecules have demonstrated strong binding to the tumor-specific EGFRvIII protein without targeting the wildtype EGFR.  Additionally, these molecules have effectively eliminated tumor cells, while sparing healthy ones, in in vitro cell killing tests.  The Company’s lead anti-EGFRvIII antibody was specially engineered to enhance its ability to attack cancer cells and has proven effective in a mouse model for head and neck cancer. In preclinical studies, its anti-EGFRvIII antibody demonstrated a 43 percent reduction in tumor growth compared to untreated animals.

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

Using the Company’s unique AI-driven technology, it has successfully identified molecules targeting CCR8, addressing some of the hurdles often faced when creating therapies that target GPCR with antibodies. The Company’s specialized anti-CCR8 antibody has shown strong attachment to cells expressing CCR8 and effectively disrupted the CCR8 signaling process, resulting in the efficient elimination of Tregs derived from primary human immune cells. Notably, the Company’s CCR8-focused molecule did not attach to cells overproducing CCR4, highlighting its precision in targeting only CCR8.

The Company’s CCR8 antibody has proven effective in a mouse model for colon cancer. Preclinical studies show its anti-CCR8 molecule inhibited tumor growth and achieved a 22 percent reduction in tumor size compared to its pre-treatment dimensions.  We have specifically engineered the anti-CCR8 molecule as a high Antibody-Dependent Cellular Cytotoxicity (ADCC) antibody to enhance its ability to attack cancer cells.

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

In preclinical studies, the Company’s PD-1 agonists have been evaluated using a primary T-cell assay. Its top-performing molecules showed a significant decrease in the proinflammatory cytokine IL-2 and reduced expression of the T-cell activation marker CD96. Both of these outcomes are indicative of the desired dampening of T-cell activation.

2.   Basis of Presentation

Interim Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim consolidated financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the prior year ended June 30, 2023, filed with the SEC on September 27, 2023 (the “Annual Report”), from which the accompanying condensed consolidated balance sheet dated June 30, 2023 was derived.

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

Going Concern

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on obtaining additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about the Company's ability to continue as a going concern. Management’s current financing and business plans have not mitigated such substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date of filing this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023. In an effort to mitigate the substantial doubt about continuing as a going concern and increase cash reserves, the Company has raised funds from time to time through equity offerings or other financing alternatives, reduced its work force by approximately 60% (a reduction of approximately 69 positions) in November 2022, and ceased operations of its CDMO Facility thereby reducing annual spend on expenses.

Furthermore, on September 15, 2023, iBio CDMO LLC, or iBio CDMO, the Company’s subsidiary, entered into a purchase and sale agreement, dated as of September 15, 2023 (the “Purchase and Sale Agreement”), with Majestic Realty Co., a California corporation, (“Majestic Realty”), which sale if consummated would have allowed the Company to pay all outstanding amounts under the Term Loan. On November 7, 2023, the Company received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement, dated as of September 15, 2023, between Majestic Realty and iBio CDMO LLC, pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property.  Although the CDMO Facility has been listed for sale, we do not currently have a buyer for the Property. If a sale of the Facility is not consummated prior to the December 31, 2023 maturity date of the Term Loan it is unlikely the Company will have sufficient funds to repay the Term Loan on its maturity date, which Term Loan has an outstanding balance of $12.6 million as of September 30, 2023.

Additionally, in July 2022, the Company initiated the selling of the CDMO assets and facility, and since then has sold a substantial portion of the CDMO assets. (See Note 3 – Discontinued Operations for more information.)

During the first quarter ended on September 30, 2023, the Company completed at-the-market offerings and sold 3,419,795 shares of Common Stock for which it received approximately $1.7 million. The Company also sold 3,622,834 shares of Common Stock under its purchase agreement entered into on August 4, 2023 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and received approximately $1.2 million in proceeds. Subsequent to September 30, 2023, an additional 429,164 shares were sold to Lincoln Park under the Purchase Agreement for approximately $0.1 million.

The Company’s cash, cash equivalents and restricted cash of approximately $4.8 million as of September 30, 2023, which is inclusive of restricted cash of $3 million which was deposited in accordance with the Fourth Amendment with Woodforest, is not anticipated to be sufficient to support operations through the quarter ended December 31, 2023 unless the Company reduces its cash burn rate to cover operations further, sell the CDMO Facility for amounts above its term note payable, or raise additional capital. (See Note 13 – Debt and Note 23 – Subsequent Events for more information.) As of the filing of this Quarterly Report on Form 10-Q the Company’s cash balance is approximately $2.6 million, which is inclusive of approximately $1.25 million of restricted cash. Regardless of whether the Company is able to reduce its burn rate or sell or out-licensing certain assets or parts of the business, it will need to raise additional capital in order to fully execute its near and long-term business plans. It is the Company’s goal to implement one or more potential options described above to allow the Company to have a cash runway for at least 12 months from the date of the filing of this Quarterly Report. However, there can be no assurance that the Company will be successful in implementing any of the options that it is evaluating.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the substantial doubt about the Company’s ability to continue as a going concern.

Reverse Stock Split

On September 22, 2022, the Company's Board of Directors approved the implementation of a reverse stock split (the “Reverse Split”) at a ratio of one-for-twenty-five (1:25) shares of the Company's common stock, par value $0.001 (the “Common Stock”). The Reverse Split was effective as of October 7, 2022. All share and per share amounts of the Common Stock presented have been retroactively adjusted to reflect the Reverse Split. See Note 16 – Stockholders’ Equity for more information.

3.   Discontinued Operations

On November 3, 2022, the Company announced it was seeking to divest its contract development and manufacturing organization (iBio CDMO, LLC) in order to complete its transformation into an antibody discovery and development company. In conjunction with the divestment, the Company commenced a workforce reduction of approximately 60% of the current Company staffing levels (a reduction of approximately 69 positions). The Company substantially completed the employee reduction by January 2, 2023.

Through the process of seeking to divest its contract development and manufacturing organization, the Company entered into a Purchase and Sale Agreement Majestic Realty to sell to Majestic Realty for a purchase price of $17,250,000 the Facility consisting of: (i) the ground leasehold estate and interest held under the Ground Lease Agreement, dated March 8, 2010, as amended by an Estoppel Certificate and Amendment to Ground Lease Agreement, dated as of December 22, 2015, between iBio CDMO (as assignee from College Station Investors LLC) and The Board of Regents of the Texas A&M University System (together, the “Ground Lease”), related to 21.401 acres in Brazos County, Texas land (the “Land”); (ii) the buildings, parking areas, improvements, and fixtures situated on the Land (the “Improvements”); (iii) all iBio CDMO’s right, title, and interest in and to furniture, personal property, machinery, apparatus, and equipment owned and currently used in the operation, repair and maintenance of the Land and Improvements and situated thereon (collectively, the “Personal Property”); (iii) all iBio CDMO’s rights under the contracts and agreements relating to the operation or maintenance of the Land, Improvements or Personal Property which extend beyond the closing date (the “Contracts”); and (iv) all iBio CDMO’s rights in intangible assets of any nature relating to any or all of the Land, the Improvements and the Personal Property (the “Intangibles”; and together with the Ground Lease, Improvements and Personal Property, collectively, the “Property”). On November 7, 2023, the Company received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement, dated as of September 15, 2023, between Majestic Realty and iBio CDMO LLC, pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property. The property continues to be listed for sale.

Additionally, on February 10, 2023, the Company, entered into an Auction Sale Agreement (the “Auction Sale Agreement”) with Holland Industrial Group, together with Federal Equipment Company and Capital Recovery Group LLC (collectively, the “Auctioneers”) for the sale at public auction of equipment and other tangible personal property (the “Equipment”) located at the Facility.  The Auctioneer guaranteed an amount of gross proceeds from the sale of the equipment of $2.1 million, which was paid to the Company on February 17, 2023. The auction, which commenced on March 24, 2023 and concluded on March 30, 2023, resulted in total proceeds of approximately $2.9 million.  In accordance with the Auction Sale Agreement, the Company received 80% of the excess proceeds, after Holland Industrial Group’s $0.2 million fee. Total proceeds received in Fiscal 2023 were approximately $2.6 million.

The Company incurred pre-tax charges of approximately $1.9 million in Fiscal 2023 for the employee reduction which consisted of severance obligations, continuation of salaries and benefits over a 60-day transitional period during which impacted employees remain employed but were not expected to provide active service, and other customary employee benefit payments in connection with an employee reduction.  The Company further recorded a charge in discontinued operations for approximately $35.7 million in Fiscal 2023, of which approximately $17.9 million was the result of a fixed asset impairment charge (see Note 11 – Fixed Assets for more information), approximately $4.9 million to write down inventory to its net realizable value, approximately $7.5 million of personnel costs including severance, approximately $0.9 million of interest related to the term note payable, and the balance related to operational costs related to winding down the CDMO business. Expenses incurred during the three months ended September 30, 2023 related to operational costs related to winding down the CDMO business.

The results of iBio CDMO's operations are reported as discontinued operations for three months ended September 30, 2023 and for the three months ended September 30, 2022. In addition, those assets and liabilities associated with the discontinued operations of the CDMO that the Company intends to sell have been classified as “held for sale” on the consolidated balance sheet at September 30, 2023 and as of June 30, 2023. The Company has chosen not to segregate the cash flows of iBio CDMO in the consolidated statement of cash flows.  Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided below. Unless noted otherwise, discussion in the Notes to the Condensed Consolidated Financial Statements refers to the Company's continuing operations.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the loss from discontinued operations presented separately in the condensed consolidated statements of operations (in thousands):

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2023	2022
Revenues	$—	$56
Cost of goods sold	—	5
Gross profit	—	51
Operating expenses:
Research and development	—	3,062
General and administrative	364	7,355
Gain on sale of fixed assets	(50)	—
Total operating expenses	314	10,417

Other expenses:
Interest expense - term note payable	(358)	(226)
Other	—	(1)
Total other expenses	(358)	(227)

Loss from discontinued operations	$(672)	$(10,593)

The following table presents net carrying values related to the major classes of assets that were classified as held for sale at September 30, 2023 and June 30, 2023 (in thousands):

	September 30,	June 30,
	2023	2023
Current assets:
Operating lease right-of-use assets	$1,939	$1,941
Property and equipment, net	16,124	16,124
Total current assets	$18,063	$18,065

Current liabilities:
Operating lease obligation	$1,939	$1,941
Total current liabilities	$1,939	$1,941

The following table presents the supplemental disclosures related to discontinued operations for the statements of cash flows (in thousands):

	Three Months Ended September 30,
	2023	2022
Depreciation expense	$—	$271
Amortization of finance lease right-of-use assets	2	13
Purchase of fixed assets	—	875
Investing non-cash transactions:
Fixed assets included in accounts payable in prior period, paid in current period	—	1,542
Unpaid fixed assets included in accounts payable	—	229

Supplemental cash flow information:
Cash paid during the period for interest	174	187

4.   Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2023.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on its estimate of uncollectible amounts considering age, collection history, and other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. The Company held no accounts receivable at September 30, 2023 and June 30, 2023.

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

The Company applies the following steps when recognizing revenue from contracts with customers: (i) identify the contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when a performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration the Company is entitled to in exchange for the goods or services the Company transfers to the customers. The Company analyzes its agreements to determine whether the elements can be separated and accounted for individually or as a single unit of accounting. Allocation of revenue to individual elements that qualify for separate accounting is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors.

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At September 30, 2023 and June 30, 2023, the Company had no contract loss provisions.

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

Revenue can be recognized either 1) over time or 2) at a point in time.  Revenue reported in discontinued operation was recognized at a point in time for all periods presented.

Collaborations/Partnerships

The Company may enter into research and discovery collaborations with third parties that involve a joint operating activity, typically a research and/or development effort, where both parties are active participants in the activity and are exposed to the significant risks and rewards of the activity. The Company’s rights and obligations under its collaboration agreements vary and typically include milestone payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements from or payments to the collaboration partner.

The Company considers the nature and contractual terms of agreements and assesses whether an agreement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity as described under ASC 808, Collaborative Arrangements (ASC 808). For arrangements determined to be within the scope of ASC 808 where a collaborative partner is not a customer for certain research and development activities, the Company accounts for payments received for the reimbursement of research and development costs as a contra-expense in the period such expenses are incurred. If payments from the collaborative partner to the Company represent consideration from a customer in exchange for distinct goods and services provided, then the Company accounts for those payments within the scope of ASC 606, Revenue from Contracts with Customers (ASC 606).

Collaborative revenues generated typically include payment to the Company related to one or more of the following: non-refundable upfront license fees, development and commercial milestones, and partial or complete reimbursement of research and development costs.

For the three months ended September 30, 2023, revenue in the amount of $50,000 was recognized from a non-refundable upfront license fee. No revenue was recognized for the three months ended September 30, 2022.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties for which the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At September 30, 2023 and June 30, 2023, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both September 30, 2023 and June 30, 2023, contract liabilities were $0. The Company recognized revenue of $56,000 during the three months ended September 30, 2022 that was included in the contract liabilities balance as of June 30, 2022 and was reported in discontinued operations.

Leases

The Company accounts for leases under the guidance of ASC 842, Leases ("ASC 842"). The standard established a right-of-use (“ROU”) model requiring a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classified as either an operating or finance lease. The adoption of ASC 842 had a significant effect on the Company’s balance sheet, resulting in an increase in non-current assets and both current and non-current liabilities.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 2023 and June 30, 2023 consisted of money market accounts. Restricted cash consisted of $3 million held within a Company account at Woodforest Bank for the term note payable (see Note 6 – Significant Transactions, Note 13 – Debt and Note 23 – Subsequent Events), collateral for a letter of credit obtained related to the San Diego operating lease (see Note 15 – Operating Lease Obligations) and collateral for a Company purchasing card. The Company’s bank required an additional 5% collateral held above the actual letters of credit issued for the San Diego lease and Company purchasing card. Restricted cash was approximately $3.3 million at both  September 30, 2023 and June 30, 2023.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	September 30,	June 30,
	2023	2023
Cash and equivalents	$1,461	$4,301
Collateral held for letter of credit - term note payable	3,047	3,025
Collateral held for letter of credit - San Diego lease	198	198
Collateral held for Company purchasing card	55	55
Total cash, cash equivalents and restricted cash	$4,761	$7,579

The collateral held for the letters of credit for the San Diego lease and the Company purchasing card are classified as long-term on the  balance sheet at September 30, 2023 and June 30, 2023.

Investments in Debt Securities

Debt investments were classified as available-for-sale. Changes in fair value were recorded in other comprehensive income (loss). Fair value was calculated based on publicly available market information. Discounts and/or premiums paid when the debt securities were acquired are amortized to interest income over the terms of the debt securities. The Company held no investments in debt securities at September 30, 2023 and June 30, 2023.

Inventory

Inventory is stated at the lower of cost or net realizable value on the first-in, first-out basis. The Company held no inventory at September 30, 2023 and June 30, 2023.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Research and development expense was reported in continuing operations for the three months ended September 30. 2023.  No research and development expense was reported in discontinued operations for the three months ended September 30, 2023. Research and development expense was reported in both continuing operations and discontinued operations for the three months ended September 30, 2022.

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

For indefinite life intangible assets, the Company performs an impairment test annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  The Company determines the fair value of the asset annually or when triggering events are present, based on discounted cash flows and records an impairment loss if book value exceeds fair value.

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

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the insured amounts. The exposure to the Company is solely dependent upon daily balances and the strength of the financial institutions. The Company has not incurred any losses on these accounts. At September 30, 2023 and June 30, 2023, amounts in excess of insured limits were approximately $4,100,000 and $6,900,000, respectively.

Revenue

During the three months ended September 30, 2023, the Company reported license revenue from one research collaborator in continuing operations and no revenue in discontinued operations. During the three months ended September 30, 2022, the Company reported no revenue from continuing operations and generated 100% of its revenue reported in discontinued operations from one customer.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date of the various topics. As the Company is a smaller reporting company, the provisions of ASU 2016-13 and the related amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022 (quarter ending September 30, 2023, for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 did not impact the Company’s consolidated financial statements.

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

5.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and term note payable in the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2023 and June 30, 2023 due to their short-term nature. The carrying value of the promissory note receivable, the term note payable and finance lease obligation approximated to fair value as of September 30, 2023 and June 30, 2023 as the interest rates related to the financial instruments approximated market.

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

The Company initially marketed the CDMO business and during the second quarter of Fiscal 2023, changed its strategy to selling the stand-alone CDMO assets.  These assets were assessed for impairment and the analysis resulted in the expected future cash flows from the sale of the Facility and equipment falling below its carrying value. The Company utilized a market approach, using independent third-party appraisals, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility and equipment. As a result, the carrying value of the Facility and equipment was reduced to their estimated fair values of $16,350,000 and $2,100,000, respectively.  In the second quarter of Fiscal 2023, impairment charges were recorded in discontinued operations under general and administrative expense of $6,300,000 and $11,300,000 for the Facility and equipment, respectively. In the first quarter of Fiscal 2024, the Company entered into an agreement for the sale of the building for $17.25 million, and an additional impairment of $0.3 million was recorded in the fourth quarter of Fiscal 2023 to reflect the agreed upon sales price less estimated costs to sell. The carrying amount of the CDMO fixed assets after impairment on June 30, 2023 was $16.1 million. On November 7, 2023, the Company received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement, dated as of September 15, 2023, between Majestic Realty and iBio CDMO LLC, pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property.  Upon receiving the termination notice, the Company reassessed the CDMO fixed assets for impairment which included obtaining appraisal values as of November 9, 2023.  The Company utilized a market approach, using independent third-party appraisals, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility and concluded that fair value of the assets approximated their carrying value and no further impairment was required. The machinery and equipment were sold during the third quarter of Fiscal 2023.

The following table shows the fair value of the Company's fixed assets included in Current Assets Held For Sale measured at fair value on a non-recurring basis as of September 30, 2023 (amounts in thousands):

	September 30, 2023
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

As discussed above, iBio CDMO is being accounted for as a discontinued operation.  As such, the assets acquired and/or leased are now classified as assets held for sale on the September 30, 2023 and June 30, 2023 condensed consolidated balance sheets.

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

RubrYc

On August 23, 2021, the Company entered into a series of agreements with RubrYc Therapeutics, Inc. (“RubrYc”) described in more detail below:

Collaboration and License Agreement

The Company entered into a collaboration and licensing agreement (the “RTX-003 License Agreement”) with RubrYc to further develop RubrYc’s immune-oncology antibodies in its RTX-003 (now referred to as IBIO-101) campaign.  Under the terms of the agreement, the Company is solely responsible for worldwide research and development activities for development of the RTX-003 antibodies for use in pharmaceutical products in all fields.  RubrYc was also entitled to receive royalties in the mid-single digits on net sales of RTX-003 antibodies, subject to adjustment under certain circumstances. The RTX-003 License Agreement was terminated when the Company acquired substantially all of the assets of RubrYc in September 2022.

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
$7,500,000

Subsequently after the Company acquired substantially all of the assets of RubrYc in September 2022, RubrYc ceased its operations, and completed bankruptcy proceedings in June 2023. The Company recorded an impairment of the investment in the amount of $1,760,000 during the year ended June 30, 2022, which was recorded in the condensed consolidated statement of operations and comprehensive loss under general and administrative expense. The Company also recorded an impairment of current and non-current prepaid expense of $288,000 and $864,000, respectively, during the year ended June 30, 2022. The amount was recorded in the condensed consolidated statement of operations and comprehensive loss under research and development expense.

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

Former CEO Departure

Effective December 1, 2022, the Company and Mr. Thomas F. Isett, the former Chief Executive Officer (the “CEO”) and former Chairman of the Board of Directors (the “Board”), agreed for Mr. Isett to resign as a member of the Board and relinquish his duties, rights and obligations as the CEO of the Company.

Separation Agreement and General Release

In connection with Mr. Isett’s resignation, the Company entered into a separation agreement and general release with Mr. Isett effective December 1, 2022 (the “Agreement”).  Pursuant to the Agreement, Mr. Isett resigned as CEO of the Company effective December 1, 2022, and remained an employee of the Company until December 31, 2022, on which date his employment with the Company terminated.  Following Mr. Isett’s termination of employment with the Company, pursuant to the Agreement, Mr. Isett will receive the severance benefits set forth in his employment agreement, as previously disclosed by the Company, including (i) an amount equal to his base salary in equal bi-monthly installments for twenty-four (24) months; (ii) an amount equal to a pro rata share of his target bonus for the Fiscal 2023; (iii) an amount equal to the target bonus in equal bi-monthly installments for the twenty-four (24) month severance period and (iv) provided that he elects continuation coverage for health insurance under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay the full cost of this benefit for up to eighteen (18) months, or if he has not obtained alternative employer-provided health coverage by the end of the eighteen (18) month COBRA subsidy period, the Company will provide him with a lump-sum cash payment equal to six (6) times the monthly amount paid by the Company for the COBRA subsidy.  The Agreement includes a general release of claims by Mr. Isett.  The Company accrued approximately $2.13 million to general and administrative expenses in the second quarter of Fiscal 2023. As of September 30, 2023, approximately $1.2 million is recorded in accrued expenses and $263,000 in accrued expenses – noncurrent.

7.   Promissory Note Receivable

On June 19, 2023, the Company was issued a promissory note (the “Note”) with Safi Biosolutions, Inc. (“Safi”) in the principal amount of $1,500,000, which was issued in exchange for the convertible promissory note (the “Convertible Note”) issued to the Company by Safi on October 1, 2020. The Note has a maturity date of two (2) years from the date of issuance and can be extended by the mutual consent of the Company and Safi for two (2) additional one (1) year terms upon the payment of all accrued interest accrued through the date of such extension. In addition, the outstanding balance under the Note, or portions thereof, is due within a specified number of days after the receipt by Safi in a closing of specified financing milestones as more detailed in the Note. The Note will bear interest at the rate of 5% per annum and will increase to 7% for the first one (1) year extension and 9% for the second one (1) year extension. Upon the issuance of the Note, the Convertible Note, which bore interest at the rate of 5% per annum and had a maturity date of October 1, 2023, was voided.

For the three months ended September 30, 2023 and 2022, interest income amounted to $22,000 and $19,000, respectively. As of September 30, 2023 and June 30, 2023, the Note balance and accrued interest, which have been classified as long term, totaled $1,728,000 and $1,706,000, respectively.

8.   Investments in Debt Securities

The Company did not hold any investments in debt securities at September 30, 2023 and June 30, 2023. Amortization of premiums paid on the debt securities amounted to $0 and $36,000 for the three months ended September 30, 2023 and 2022, respectively. No realized gains on available-for-sale debt securities were recognized for the three months ended September 30, 2023 and 2022.

9.   Finance Lease ROU Assets

As discussed above, the Company assumed three equipment leases as part of the RubrYc asset acquisition.  In addition, the Company leased a mobile office trailer which is classified as part of assets held for sale.  The mobile office trailer lease was terminated in December 2022. See Note 14 – Finance Lease Obligations for more details of the terms of the leases.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	September 30,	June 30,
	2023	2023
ROU - Equipment	$814	$814
Accumulated amortization	(271)	(204)
Net finance lease ROU assets	$543	$610

Amortization of finance lease ROU assets for continuing operations was approximately $68,000 and $0 for the three months ended September 30, 2023 and 2022, respectively. Amortization of finance lease ROU assets for discontinued operations was approximately $0 and $13,000 for the three months ended September 30, 2023 and 2022, respectively.

10.   Operating Lease ROU Assets

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California.  Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000.  The net carrying amount of this ROU operating lease asset was $2,645,000 and $2,722,000 at September 30, 2023 and June 30, 2023, respectively.

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

11.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	September 30,	June 30,
	2023	2023

Building and improvements	$695	$695
Machinery and equipment	3,521	3,521
Office equipment and software	403	403
	4,619	4,619
Accumulated depreciation	(565)	(400)
Net fixed assets	$4,054	$4,219

Depreciation expense reported in continuing operations was approximately $165,000 and $0 for the three months ended September 30, 2023 and 2022.

At September 30, 2023 and June 30, 2023 fixed assets held for sale in the amount of $16,124,000 are included in assets held for sale.  The depreciation expense for the three months ended September 30, 2023 and 2022 was $0 and $271,000, respectively, and is reported as part of loss from discontinued operations.

The Company re-evaluated its business strategy and reviewed its product portfolio during Fiscal 2023 which resulted in an impairment charge of approximately $17.9 million to the assets held for sale. See Note 5 - Financial Instruments and Fair Value Measurement for more information.

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

In January 2014, the Company entered into a license agreement with the University of Pittsburgh whereby the Company acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology") which license agreement was amended in August 2016 and again in December 2020 and February 2022. The license agreement provided for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company has agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing an Investigational New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially was required to be met by December 1, 2015, and on November 2, 2020, was extended to be required to be met by December 31, 2021 and on February 8, 2022, was further extended to December 31, 2023. In addition, the amounts of the annual license maintenance fee and payment upon completion of various regulatory milestones were amended. On February 14, 2023, the Company provided notification to the University of Pittsburgh terminating the license agreement. Pursuant to the termination of the license agreement with the University of Pittsburgh, the Company’s financial obligations for the management of the patents under the license ceased on August 14, 2023, and transitioned back to the University of Pittsburgh. As a result of the termination of the license agreement, the Company recorded a full impairment of the related intangible asset associated with IBIO-100 in the amount of $25,000 in Fiscal 2023.

The Company re-evaluated its business strategy and reviewed its product portfolio during Fiscal 2023. After such review, the Company identified intellectual property, patent and licenses that would no longer be utilized and therefore were fully impaired.  Accordingly, the Company recorded an impairment charge during Fiscal 2023 in general and administrative expenses of approximately $565,000.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	September 30,	June 30,
	2023	2023
Intellectual property – gross carrying value	$400	$400
Intellectual property – accumulated amortization	(20)	(15)
Total definite lived intangible assets, net of accumulated amortization	380	385

License - indefinite lived	5,003	5,003

Total net intangible assets	$5,383	$5,388

Amortization expense was approximately $5,000 and $67,000 for the three months ended September 30, 2023 and 2022, respectively.

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

On October 11, 2022, iBio CDMO and Woodforest amended the Credit Agreement to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days upon the Company’s receipt of such amount owed to the Company by Fraunhofer as part of its legal settlement with them (the “Fraunhofer Settlement Funds”) (see Note 19 – Fraunhofer Settlement for more information), (iii) include principal payments of $250,000 per month in debt amortization for a six-month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast, (vi) reduce the liquidity covenant (the “Liquidity Covenant”) in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5.0 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ended June 30, 2022, such that the filing is acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment.

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

On May 10, 2023, iBio CDMO and Woodforest entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which within the Fifth Amendment Woodforest agreed to: (i) waive the Company’s obligation to deliver to Woodforest an executed copy of a Purchase Agreement for the sale of the Facility no later than April 14, 2023 and, (ii) release $500,000 of the $3.0 million being held in a Company account at Woodforest when the outstanding principal amount is reduced to $10.0 million and for each additional $2.5 million reduction of the outstanding principal amount, an additional $750,00 will be released from the Company account at Woodforest.  In addition, starting on the effective date of the Fifth Amendment, the interest on the Term Loan increased to 5.25%, and the Term Loan further accrued interest, payable in kind and added to the balance of the outstanding principal amount at a fixed rate per annum equal to (a) 1.00%, if the Facility is sold on or before June 30, 2023, (b) 2.00% if the Facility is sold after June 2023, but on or before September 30, 2023, or (c) 3:00%, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date.  The Company also agreed to pay Woodforest a fee in the amount of (x) $75,000 if the Facility is sold on or before June 30, 2023, (y) $100,000 if the Facility is sold after June 2023, but on or before September 30, 2023, or (z) $125,000, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date.

On September 18, 2023, iBio CDMO and Woodforest entered into a sixth amendment to the Credit Agreement (the “Sixth Amendment”), pursuant to which Woodforest agreed to modify the Maturity Date to the earlier of December 31, 2023, or the acceleration of maturity of the Term Loan pursuant to the Credit Agreement, provided that (i) iBio CDMO shall deliver an executed copy of a Purchase Agreement (as defined in the Credit Agreement) for the sale of the Facility within one business day after entry into the Sixth Amendment, and (ii) if the Facility is not sold on or before December 1, 2023, iBio CDMO will pay a fee in the amount of $20,000 upon the earlier of the date of the closing or the Maturity Date.  In addition, if the closing and funding of the Purchase Agreement does not occur on or before December 1, 2023, iBio CDMO will permit Woodforest to obtain an appraisal of iBio CDMO’s real estate, including the Facility, at the cost of iBio CDMO.

On October 4, 2023, iBio CDMO and Woodforest entered into a seventh amendment to the Credit Agreement.  See Note 23 – Subsequent Events for more information.

At September 30, 2023, the balance of the Term Loan was $12,625,000 which consisted of the Term Note of $12,655,000, net of approximately $30,000 of deferred finance costs.  At June 30, 2023, the balance was $12,937,000 which consisted of the Term Note of $13,057,000, net of approximately $120,000 of deferred finance costs.

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research site.  The financing is payable in monthly installments of $16,230 through October 2025.  At September 30, 2023, the balance owed under the financing was $362,000.  Interest incurred under the financing for the three months ended September 30, 2023 and 2022 totaled approximately $10,000 and $0, respectively.

Future minimum payments under the finance lease obligation are due as follows (in thousands):

Fiscal period ending on September 30:	Principal	Interest	Total
2024	$164	$31	$195
2025	182	12	194
2026	16	—	16

Total minimum equipment financing payments	362	$43	$405
Less: current portion	(164)
Long-term portion of minimum equipment financing obligation	$198

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

Equipment

As discussed above, the Company assumed three equipment leases that were accounted for as finance leases totaling approximately $814,000 as part of the RubrYc Asset Purchase Agreement.  The monthly rental for the three leases is approximately $27,000 per month and all three expire on August 1, 2025.

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

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2023	2022
Finance lease cost:
Amortization of ROU assets	$68	$—
Interest on lease liabilities	14	—
Total lease cost	$82	$—

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance lease	$—	$—
Financing cash flows from finance lease obligations	$66	$—

	September 30,		June 30,
	2023		2023
Finance lease ROU assets	$542		$610
Finance lease obligation - current portion	$278		$272
Finance lease obligation - noncurrent portion	$279		$351
Weighted average remaining lease term - finance lease	1.92	years	2.17	years
Weighted average discount rate - finance lease obligation	9.50%		9.50%

Future minimum payments under the finance lease obligation are as follows (in thousands):

Fiscal year ending on September 30:	Principal	Interest	Total
2024	$278	$41	$319
2025	279	14	293

Total minimum lease payments	557	$55	$612
Less: current portion	(278)
Long-term portion of minimum lease obligations	$279

15.   Operating Lease Obligations

Texas Ground Lease

As discussed above, as part of the Transaction, iBio CDMO became the tenant under the Ground Lease Agreement for the Ground Lease Property until 2060 upon exercise of available extensions. The base rent payable under the Ground Lease Agreement, which was $151,450 for the prior year, is 6.5% of the Fair Market Value (as defined in the Ground Lease Agreement) of the Ground Lease Property. The Ground Lease Agreement includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature.

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

	Three Months Ended September 30,
	2023	2022
Operating lease cost:	$141	$141
Total lease cost	$141	$141

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$141	$141
Operating cash flows from operating lease obligation	$155	$—

Future minimum payments under the operating lease obligation are as follows (in thousands):

Fiscal year ending on September 30:	Principal	Imputed Interest	Total
2024	$400	$235	$635
2025	449	204	653
2026	504	170	674
2027	561	132	693
2028	626	89	715
Thereafter	881	43	924

Total minimum lease payments	3,421	$873	$4,294
Less: current portion	(400)
Long-term portion of minimum lease obligation	$3,021

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

iBio CMO Preferred Tracking Stock (“Preferred Tracking Stock”)

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

On November 1, 2021, iBio purchased the Preferred Tracking Stock held by Bryan Capital. No Preferred Tracking Stock remains outstanding. As a result, the iBio CDMO subsidiary and its intellectual property are now wholly owned by iBio.

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

Recent issuances of Common Stock include the following:

Cantor Fitzgerald Underwriting

On November 25, 2020, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of Common Stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent.  During the three months ended September 30, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 3,419,795 shares of Common Stock.  The Company received net proceeds of approximately $1.7 million.

In Fiscal year ended June 30, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 5,782,871 shares of Common Stock.  The Company received net proceeds of approximately $6.4 million during the Fiscal year ended June 30, 2023 and held a subscription receivable for approximately $204,000 at June 30, 2023 for proceeds received on July 6, 2023.

The Company is no longer eligible to sell securities pursuant to its registration statement on Form S-3, including pursuant to the Sales Agreement, from the date of the filing of the Annual Report on Form 10-K until March 1, 2024 due to its late filing of its Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

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

During the first quarter of Fiscal 2024, RSUs for 89,403 shares of Common Stock were vested.

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

No warrants were exercised during the three months ended September 30, 2023.

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

Lincoln Park Stock Purchase Agreement

As discussed above, on August 4, 2023, the Company entered into a Purchase Agreement, with Lincoln Park, pursuant to which, under the terms and subject to the satisfaction of specified conditions set forth therein, the Company may sell to Lincoln Park up to $10.0 million (subject to certain limitations) of Common Stock, from time to time during the term of the Purchase Agreement. Additionally, on August 4, 2023, the Company entered into a registration rights agreement, dated as of August 4, 2023 (the “Registration Rights Agreement”), with Lincoln Park, pursuant to which it agreed to file a registration statement with the SEC, to register under the Securities Act of 1933, as amended (the “Securities Act”), the resale by Lincoln Park of shares of Common Stock that have been or may be issued and sold by us to Lincoln Park under the Purchase Agreement. The Company could not sell any shares of Common Stock to Lincoln Park under the Purchase Agreement unless all of the conditions to Lincoln Park’s purchase obligation set forth in the Purchase Agreement were met, including that the resale registration statement that the Company is required to file with the SEC under the Registration Rights Agreement is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC (the date on which all of such conditions are satisfied, the “Commencement Date”).  The registration statement was declared effective on August 11, 2023.

Beginning on the Commencement Date and for a period of up to 24 months thereafter, under the terms and subject to the conditions of the Purchase Agreement, from time to time, at the Company’s discretion, it has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $10 million of shares of Common Stock, subject to certain limitations set forth in the Purchase Agreement. Specifically, from time to time from and after the Commencement Date, the Company could, at  its discretion, on any single business day on which the closing price of the common stock on the NYSE American is equal to or greater than $0.15, by written notice delivered to Lincoln Park, direct Lincoln Park to purchase up to 100,000 shares of Common Stock on such business day, at a purchase price per share that will be determined and fixed in accordance with the Purchase Agreement at the time the Company delivers such written notice to Lincoln Park (each, a “Regular Purchase”); provided, however, that the maximum number of shares we may sell to Lincoln Park in a Regular Purchase may be increased to up to (i) 150,000 shares, if the closing sale price of the Common Stock on the NYSE American on the applicable purchase date is not below $1.00, and (ii) 200,000 shares, if the closing sale price of the Common Stock on the applicable purchase date is not below $2.00; provided, however, that Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $500,000. The foregoing share amounts and per share prices will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring after the date of the Purchase Agreement with respect to the Common Stock. The purchase price per share of Common Stock sold in each such Regular Purchase, if any, will be based on market prices of the Common Stock immediately preceding the time of sale, calculated as set forth in the Purchase Agreement.

In addition, provided that the Company has directed Lincoln Park to purchase the maximum amount of shares that it is then able to sell to Lincoln Park in a Regular Purchase on a particular business day on which the closing price of the common stock on the NYSE American is equal to or greater than $0.20, then in addition to such Regular Purchase, the Company may, in its sole discretion, also direct Lincoln Park to purchase additional shares of Common Stock in an “accelerated purchase,” and one or more “additional accelerated purchases” on the business day immediately following the purchase date for such Regular Purchase, as provided in the Purchase Agreement. The purchase price per share of Common Stock sold to Lincoln Park in each accelerated purchase and additional accelerated purchase, if any, will be based on market prices of the Common Stock at the time of sale on the applicable purchase date for such accelerated purchase and such additional accelerated purchase(s), as applicable, calculated as set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock in any purchase under the Purchase Agreement.

The Company controls the timing and amount of any sales of Common Stock to Lincoln Park pursuant to the Purchase Agreement. Lincoln Park has no right to require the Company to sell any shares of Common Stock to Lincoln Park, but Lincoln Park is obligated to make purchases as the Company directs, subject to certain conditions.

As consideration for Lincoln Park’s commitment to purchase shares of Common Stock at the Company’s direction pursuant to the Purchase Agreement, the Company issued 211,473 shares of Common Stock to Lincoln Park as commitment shares (the “Initial Commitment Shares”) and agreed to issue 211,474 additional shares of Common Stock to Lincoln Park as commitment shares (the “Additional Commitment Shares” and, collectively with the Initial Commitment Shares, the “Commitment Shares”) at such time as the Company has received an aggregate of $5,000,000 in cash proceeds from Lincoln Park from sales of Common Stock to Lincoln Park, if any, that it elects, in its sole discretion, to make from time to time from and after the Commencement Date, pursuant to the Purchase Agreement.

Between August 16, 2023 and September 7, 2023, Lincoln Park purchased pursuant to the Purchase Agreement 3,622,834 shares of Common Stock. The Company received net proceeds of approximately $1.2 million during the first quarter of Fiscal 2024.  During the second quarter of Fiscal 2024, an additional 429,164 shares of Common Stock were sold to Lincoln Park under the Purchase Agreement and the Company received net proceeds of approximately $122,000.

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

	Three Months Ended
	September 30,
	2023	2022
Basic and diluted numerator:

Net loss available to iBio, Inc. stockholders from continuing operations	$(5,074)	$(7,537)

Net loss available to iBio, Inc. stockholders from discontinued operations	$(672)	$(10,593)

Net loss available to iBio, Inc. stockholders - total	$(5,746)	$(18,130)

Basic and diluted denominator:

Weighted-average common shares outstanding	23,969	8,842

Per share amount - continuing operations	$(0.21)	$(0.85)
Per share amount - discontinued operations	$(0.03)	$(1.20)
Per share amount - total	$(0.24)	$(2.05)

In the three months ended September 30, 2023 and 2022, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of September 30, 2023 and 2022, shares issuable which could potentially dilute future earnings were as follows:

	September 30,
	2023	2022

	(in thousands)
Stock options	765	923
Restricted stock units	158	27
Warrants	5,871	51
Shares excluded from the calculation of diluted loss per share	6,794	1,001

18.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Research and development	$53	$41
General and administrative	709	1,085
Total	$762	$1,126

In addition, share-based compensation expense included in loss from discontinued operations totaled approximately $3,000 and $96,000 for the three months ended September 30, 2023 and 2022, respectively.

Stock Options

iBio, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”)

On December 9, 2020, the Company adopted the 2020 Plan for employees, officers, directors and external service providers. The total number of shares of Common Stock reserved under the 2020 Plan is 1,280,000 shares of Common Stock for issuance pursuant to the grant of new awards under the 2020 Plan. The 2020 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2020 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board and $1,500,000 for any non-executive chair of the Company’s Board should one be appointed. Notwithstanding the foregoing, the independent members of the Board may make exceptions to such limits in extraordinary circumstances. The term of the 2020 Plan will expire on the tenth anniversary of the date the Plan is approved by the stockholders.

Vesting of service awards are determined by the Board and stated in the award agreements. In general, vesting occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria is satisfied. The Company uses historical data to estimate forfeiture rates.

Under the 2020 Plan, 307,320 common shares have been issued pursuant to past exercises, 906,762 common shares are reserved for past grants, and 65,918 common shares remain available for future grants as of September 30, 2023.

Stock options issued

During the first quarter of Fiscal year 2024, the Company granted stock option agreements to various employees to purchase 473,000 shares of the Common Stock at an exercise price of $0.35 per share. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Weighted average risk-free interest rate	4.52%
Dividend yield	0%
Volatility	157.77%
Expected term (in years)	4.2

RSUs

No RSUs were granted during the first quarter of Fiscal year 2024.

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

The terms of the Settlement Agreement provided for cash payments to the Company of $28,000,000 as follows: (i) $16,000,000 to be paid no later than May 14, 2021 (paid 100% to cover legal fees and expenses); (ii) two payments of $5,100,000 payable by March 31, 2022 and 2023 and (iii) as additional consideration for a license agreement, two payments of $900,000 due on March 1, 2022 and 2023. The license provided for a nonexclusive, nontransferable, worldwide, fully paid-up license to all intellectual property rights in and to certain plant-based technology developed by FhUSA from 2003 through 2014 that were the subject of the Lawsuit. After payment of the fees and expenses of its attorneys and others retained by the Company, including the litigation funding company, the Company’s aggregate net cash recovery as a result of the Settlement Agreement was $10,200,000.

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

All cash payments owed pursuant to the terms of the Settlement Agreement have been received as of September 30, 2023.

20.   Income Taxes

The Company recorded no income tax expense for the three months ended September 30, 2023 because the estimated annual effective tax rate was zero. As of September 30, 2023, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

21.  Commitments and Contingencies

CRO Agreement

On October 10, 2022, the Company entered into an agreement with a CRO for cell line development and master cell banking to produce iBio-101 in addition to process development and GMP manufacturing of iBio-101 drug substance and drug product to support GLP toxicology and Phase 1 clinical studies. The Company incurred costs of approximately $0.2 million for the three months ended September 30, 2023 and has incurred total costs of approximately $1.4 million since the project's inception.  The Company has no further commitment for additional costs.

Inflation

Although the Company has not experienced any material adverse effects on its business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing of manufacturing services, foreign exchange rates or employee wages. We are actively monitoring the effects these disruptions and increasing inflation could have on the Company’s operations.

22.   Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended September 30, 2023 and 2022, employer contributions made to the Plan totaled approximately $52,000 and $104,000, respectively. In addition, employer contributions included in loss from discontinued operations totaled approximately $10,000 and $71,000 for the three months ended September 30, 2023 and 2022, respectively.

23.   Subsequent Events

On October 4, 2023, iBio CDMO and Woodforest entered into the seventh amendment to the Credit Agreement (the “Seventh Amendment”), which amendment among other things, permits the Company, in each case, so long as no Potential Default or Default (as such terms are defined in the Credit Agreement) to make the following withdrawals from the Reserve Funds Deposit Account (as defined in the Credit Agreement): (i) up to $1,000,000 on October 4, 2023 so long as iBio CDMO maintains a minimum balance of

$2,000,000 until October 16, 2023, (ii) up to an additional $750,000 after October 16, 2023 so long as iBio CDMO maintains a minimum balance of $1,250,000 until November 13, 2023, and (iii) up to an additional $250,000 after November 13, 2023 so long as iBio CDMO maintains a minimum balance of $1,000,000 until Payment in Full (as defined in the Credit Agreement).  On the earlier of (a) the closing of the Purchase Agreement, or (b) the Maturity Date (as defined in the Credit Agreement), the Company will pay Woodforest $20,000.  In addition, on October 4, 2023, the Company, as guarantor, entered into the Fifth Amendment to the Guaranty, which amendment reduces the liquidity covenant that requires the Company to maintain a specified amount in unrestricted cash to $0. Subsequent to executing the Seventh Amendment, the Company withdrew $2,000,000 of the restricted funds.  The amount held in the restricted bank account was approximately $1,000,000 as of November 14, 2023.

On October 9, 2023, the Company’s Board adopted, subject to stockholder approval, the iBio, Inc. 2023 Omnibus Incentive Plan, which will be the successor to the 2020 Plan and if approved will be effective on January 1, 2024..

On October 9, 2023 the Company’s Board adopted a resolution setting forth a proposed amendment to the Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of Common Stock at a ratio in the range of one (1) share of Common Stock for every five (5) shares of Common Stock to one (1) share of Common Stock for every twenty (20) shares of Common Stock, with the ratio within the range to be determined in the discretion of the Company’s Board and recommended that the Company’s stockholders approve, such proposed amendment.

On November 7, 2023, the Company received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement, dated as of September 15, 2023, between Majestic Realty Co. and iBio CDMO LLC, pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in our Annual Report on Form 10-K for the year ended June 30, 2023, as filed with the SEC on September 27, 2023 (the “Annual Report”). Unless the context requires otherwise, references in this Report to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “plan,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, as well as in the section titled “Risk Factors” in the our Annual Report. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, believed, estimated or expected. The forward-looking statements contained in this Report represent our estimates as of the date of this Report (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so unless otherwise required by securities laws.

Overview

iBio, Inc. (“iBio,” “we,” “us,” or “our”) is a pioneering biotechnology company at the intersection of AI and biologics, committed to reshaping the landscape of discovery. Our core mission is to harness the potential of AI and machine learning to unveil elusive biologics that stand out and have evaded other scientists. Through our innovative platform, we champion a culture of innovation by identifying novel targets, forging strategic collaborations to enhance efficiency, diversify pipelines, and with the goal of accelerating preclinical processes.

Additionally, our groundbreaking EngageTx™ technology enables us to target bi-specific molecules. With the ability to navigate sequence diversity and promote Human-Cyno cross reactivity while mitigating cytokine release, our goal is to enhance agility and bolster preclinical safety assessments.

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

AI Drug Discovery Platform

Overview

Our platform comprises five key components, each playing a crucial role in the discovery and optimization of precision antibodies.

The first layer, epitope engineering, leverages the patented AI-engine to target specific regions of proteins, allowing us to engineer antibodies with high specificity and efficacy. The second layer involves the proprietary antibody library, which is built on clinically validated frameworks and offers a rich diversity of human antibodies. The third layer of the technology stack is the antibody optimizing

StableHu AI technology, coupled with mammalian display technology. Next, we use our EngageTx T-cell engager platform to create bispecific antibodies. And last, antibodies are transformed into conditionally activated antibodies by ShieldTx, our antibody masking technology. Each layer of the tech stack is designed to work synergistically, enabling us to rapidly advance antibodies from concept to in vivo proof-of-concept (POC).

●	AI Epitope Steering Technology

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

●	Naïve Human Antibody Library

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

●	StableHuTM AI Antibody-Optimizing Technology

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

●	EngageTx CD3-Based T-Cell Engager Panel

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

●	ShieldTx Conditionally Activated Antibody Technology

We have enhanced our proprietary technology with the introduction of ShieldTx, an innovative antibody masking technique under patent consideration. ShieldTx leverages our engineered epitope technology, which is utilized not only for the identification of antibodies against complex drug targets but also for concealing the antibodies' active sites. A significant hurdle in therapeutic antibody development is the expression of drug target on both healthy and diseased tissues, leading to adverse effects on non-targeted tissues. ShieldTx addresses this by rendering antibodies inactive until they reach a specific environment unique to diseased tissues. Upon contact with this environment, the masking element is detached, activating the antibody. This strategy aims to minimize or eliminate unintended effects on healthy tissues, thereby improving the safety profile and reducing the immunogenicity risks associated with bispecific antibodies.

Pipeline

We are currently in the process of building and advancing our pipeline. The focus of our pipeline is primarily on immuno-oncology, with one program also dedicated to the immunology space. By leveraging our technology stack, the pipeline is geared towards hard-to-drug targets and molecules offering differentiation. To mitigate target risk and capitalize on the learnings of competitors, our programs are primarily adopting a fast follower strategy. This approach allows us to focus on targets that have to some extent been validated and learn from the advancements of those ahead in the field.

Therapeutics

Immuno-Oncology

IBIO-101

In August 2021, we signed a worldwide exclusive licensing agreement with RubrYc to develop and commercialize RTX-003 (now referred to as IBIO-101), an anti-CD25 monoclonal antibody [mAb]. In September 2022, we acquired exclusive ownership rights to IBIO-101.  IBIO-101 is a second-generation anti-CD25 mAb that has demonstrated in preclinical models of disease the ability to bind and deplete immunosuppressive regulatory T [Treg] cells to inhibit the growth of solid tumors.

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

We continue to advance our IL-2 sparing anti-CD25 antibody, IBIO-101, and anticipate moving the program from IND-enabling stage to an IND filing during the calendar year 2025.

TROP-2 x CD3 Bispecific

We have identified highly potent, fully human TROP-2 (Trophoblast Cell Surface Antigen 2) monoclonal antibodies, which have been formatted into bispecific TROP-2 x CD3 molecules using our T-cell engager antibody panel, EngageTx. TROP-2 is highly expressed in multiple solid tumors, including breast, lung, colorectal, and pancreatic cancers and is closely linked to metastasis and tumor growth. TROP-2 antibody drug conjugates have been developed to deliver toxic payloads to these cancer cells but could risk harming healthy cells and cause adverse effects. Our bispecific approach has the potential to increase the therapeutic window, while promoting a robust and long-lasting anti-tumor response. Combining the bispecific TROP-2 approach with immunotherapies like checkpoint inhibitors can potentially lead to improved clinical outcomes.

Using EngageTx, our lead TROP-2 x CD3 bispecific antibody was engineered to potently kill tumor cells while limiting the release of cytokines, like Interferon Gamma (IFNg), Interleukin 2 (IL-2) and Tumor Necrosis Factor Alpha (TNFa), all of which have the potential to cause cytokine release syndrome. When compared to a bispecific molecule engineered with ourTROP-2 binding arm and a first generation CD3 engager, SP34, our lead TROP-2 x CD3 bispecific antibody showed a markedly reduced cytokine release profile, potentially indicating a decreased risk for cytokine release syndrome.

When tested in a humanized mouse model of squamous cell carcinoma, our lead TROP-2 x CD3 bi-specific antibody demonstrated a significant 36 percent reduction in tumor size within just 14 days after tumor implantation, and after only a single dose.

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

Using our patented epitope steering AI platform, our innovative approach to this challenge allows our new mAbs to bind to a specific region of MUC16 that is not shed or glycosylated, circumventing both tumor evasion mechanisms and potentially providing a powerful tool in the fight against cancer.  During its immunization and screening campaign, we identified several hits that specifically bound to the non-shed region of MUC16 while no binding to the shed fragment of MUC16 was observed.  During pre-clinical studies, our MUC16 molecule has demonstrated binding to MUC16 on OVCAR-3 ovarian cancer cells.  After engineering the leading MUC16 molecule with a fully human framework, the MUC16 molecule retained potent binding to the engineered epitope and maintained binding to human OVCAR-3 ovarian cancer cells. We have utilized our EngageTX platform to engineer MUC x CD3 bispecific antibodies and has further optimized the molecules to be double-masked on the MUC16 and the CD3 binding arms of the antibody. We have utilized our EngageTX platform to engineer MUC16 x CD3 bispecific antibodies and have further optimized the molecules to be double-masked on the MUC16 and the CD3 binding arms of the antibody.

EGFRvIII

EGFRvIII is a specific variant of the EGFR protein, unique to tumor cells. Unlike the more common EGFR, EGFRvIII is not found in healthy cells, making it an attractive target for therapeutic interventions. This variant is most prominently associated with glioblastoma, a type of brain cancer and head and neck cancer, but can also be present in certain cases of breast, lung, and ovarian cancers, among others. In our pursuit of innovative treatments, we are exploring antibody therapeutics that specifically target EGFRvIII, aiming to address these cancer types without affecting healthy cells.

Leveraging our patented AI-enabled epitope steering engine, we've specifically directed antibodies to target a unique epitope found exclusively on EGFRvIII, and not on the wildtype receptor, EGFR. Through this precision approach, we have designed tumor-specific molecules aimed at selectively targeting cancer cells while preserving healthy ones, potentially offering patients a more focused and safer therapeutic solution.

Our hit molecules have demonstrated strong binding to the tumor-specific EGFRvIII protein without targeting the wildtype EGFR.  Additionally, these molecules have effectively eliminated tumor cells, while sparing healthy ones, in in vitro cell killing tests.  Our lead anti-EGFRvIII antibody was specially engineered to enhance its ability to attack cancer cells and has proven effective in a mouse model for head and neck cancer. In preclinical studies, our anti-EGFRvIII antibody demonstrated a 43 percent reduction in tumor growth compared to untreated animals.

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

Using our unique AI-driven technology, we have successfully identified molecules targeting CCR8, addressing some of the hurdles often faced when creating therapies that target GPCR with antibodies. Our specialized anti-CCR8 antibody has shown strong attachment to cells expressing CCR8 and effectively disrupted the CCR8 signaling process, resulting in the efficient elimination of Tregs derived from primary human immune cells. Notably, our CCR8-focused molecule did not attach to cells overproducing CCR4, highlighting its precision in targeting only CCR8.

Our CCR8 antibody has proven effective in a mouse model for colon cancer. Preclinical studies show our anti-CCR8 molecule inhibited tumor growth and achieved a 22 percent reduction in tumor size compared to its pre-treatment dimensions.  We have specifically engineered the anti-CCR8 molecule as a high Antibody-Dependent Cellular Cytotoxicity (ADCC) antibody to enhance its ability to attack cancer cells.

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

In preclinical studies, our PD-1 agonists have been evaluated using a primary T-cell assay. Our top-performing molecules showed a significant decrease in the proinflammatory cytokine IL-2 and reduced expression of the T-cell activation marker CD96. Both of these outcomes are indicative of the desired dampening of T-cell activation.

Recent Developments

On August 4, 2023, we entered into a Purchase Agreement, with Lincoln Park Capital Fund, LLC (“Lincoln Park”) , pursuant to which, under the terms and subject to the satisfaction of specified conditions set forth therein, we may sell to Lincoln Park up to $10.0 million (subject to certain limitations) of shares of common stock, from time to time during the term of the Purchase Agreement. Additionally, on August 4, 2023, we entered into a registration rights agreement, dated as of August 4, 2023 (the “Registration Rights Agreement”), with Lincoln Park, pursuant to which it agreed to file a registration statement with the SEC, to register under the Securities Act of 1933, as amended (the “Securities Act”), the resale by Lincoln Park of shares of common stock that have been or may be issued and sold by us to Lincoln Park under the Purchase Agreement. We could not sell any shares of common stock to Lincoln Park under the Purchase Agreement unless all of the conditions to Lincoln Park’s purchase obligation set forth in the Purchase Agreement were met, including that the resale registration statement that we were required to file with the SEC under the Registration Rights Agreement is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC (the date on which all of such conditions are satisfied, the “Commencement Date”).  The registration statement was declared effective on August 11, 2023. As consideration for Lincoln Park’s commitment to purchase shares of Common Stock at our direction pursuant to the Purchase Agreement, we issued 211,473 shares of Common Stock to Lincoln Park as commitment shares (the “Initial Commitment Shares”) and agreed to issue 211,474 additional shares of Common Stock to Lincoln Park as commitment shares (the “Additional Commitment Shares” and, collectively with the Initial Commitment Shares, the “Commitment Shares”) at such time as we have received an aggregate of $5,000,000 in cash proceeds from Lincoln Park from sales of Common Stock to Lincoln Park, if any, that it elects, in its sole discretion, to make from time to time from and after the Commencement Date, pursuant to the Purchase Agreement. Between August 16, 2023 and September 15, 2023, Lincoln Park purchased pursuant to the Purchase Agreement 3,622,834 shares of Common Stock. We received net proceeds of approximately $1.2 million during the first quarter of Fiscal 2024.  During the second quarter of Fiscal 2024, an additional 429,164 shares of Common Stock were sold to Lincoln Park under the Purchase Agreement and we received net proceeds of approximately $122,000.

On August 4, 2023, we agreed to amend the exercise price with certain holders of the Series A Warrants and Series B Warrants that were acquired from us in the underwritten public offering that was completed in December 2022. Under the amended warrants, we agreed to amend existing Series A warrants to purchase up to 3,475,916 shares of common stock and existing Series B warrants to purchase up to 2,058,000 shares of common stock that were previously issued in December 2022 to the certain investors in the public offering, with exercise prices of $1.04 per share (the “Existing Warrants”), to lower the exercise price of the Existing Warrants to $0.50 per share.

On September 15, 2023, iBio CDMO LLC, or iBio CDMO, our subsidiary, entered into a Purchase and Sale Agreement, with Majestic Realty, pursuant to which iBio CDMO agreed to sell to Majestic Realty its cGMP biologics manufacturing facility located in Bryan, Texas consisting of: (i) the ground leasehold estate and interest held under the Ground Lease Agreement, dated March 8, 2010, as amended by an Estoppel Certificate and Amendment to Ground Lease Agreement, dated as of December 22, 2015, between iBio CDMO (as assignee from College Station Investors LLC) and The Board of Regents of the Texas A&M University System, together, the Ground Lease, related to 21.401 acres in Brazos County, Texas land, or the Land; (ii) the buildings, parking areas, improvements, and fixtures situated on the Land, or the Improvements; (iii) all of iBio CDMO’s right, title, and interest in and to furniture, personal property, machinery, apparatus, and equipment owned and currently used in the operation, repair and maintenance of the Land and Improvements and situated thereon, collectively, the Personal Property; (iv) all iBio CDMO’s rights under the contracts and agreements relating to the operation or maintenance of the Land, Improvements or Personal Property which extend beyond the closing date, or the Contracts; and (v) all iBio CDMO’s rights in intangible assets of any nature relating to any or all of the Land, the Improvements and the Personal Property, or the Intangibles; and together with the Ground Lease, Improvements and Personal Property, collectively, the Property. The Purchase and Sale Agreement provided that the Property was to be sold to Majestic Realty for a purchase price of $17,250,000. On November 7, 2023, we received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement, pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property.

On October 4, 2023, iBio CDMO and Woodforest National Bank (“Woodforest”) entered into the seventh amendment (the “Seventh Amendment”),  to the Credit Agreement dated November 1, 2021 which amendment among other things, permits us, in each case, so long as no Potential Default or Default (as such terms are defined in the Credit Agreement) to make the following withdrawals from the Reserve Funds Deposit Account (as defined in the Credit Agreement): (i) up to $1,000,000 on October 4, 2023 so long as we maintain a minimum balance of $2,000,000 until October 16, 2023, (ii) up to an additional $750,000 after October 16, 2023 so long as wemaintain a minimum balance of $1,250,000 until November 13, 2023, and (iii) up to an additional $250,000 after November 13, 2023 so long as we maintain a minimum balance of $1,000,000 until Payment in Full (as defined in the Credit Agreement).  On the earlier of (a) the closing of the Purchase Agreement, or (b) the Maturity Date (as defined in the Credit Agreement), we will pay Woodforest $20,000.  In addition, on October 4, 2023, we, as guarantor, entered into the Fifth Amendment to the Guaranty, which amendment reduces the liquidity covenant that requires us to maintain a specified  amount in unrestricted cash to $0.

Liquidity and Capital Resources

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by us on obtaining additional financing to fund our operations after the current cash resources are exhausted raises substantial doubt about our ability to continue as a going concern. Our management concluded that the current financing and business plans have not mitigated such substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date of filing this Quarterly Report on Form 10Q for the quarterly period ended September 30, 2023. Our auditors also included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended June 30, 2023 with respect to this uncertainty.

In an effort to mitigate the substantial doubt about continuing as a going concern and increase cash reserves, we raised funds through equity offerings or other financing alternatives, reduced our work force by approximately 60% (a reduction of approximately 69 positions) in November 2022, ceased operations of its CDMO Facility thereby reducing annual spend on expenses by approximately 68% and generating cash savings of approximately 61% from first quarter Fiscal year 2023 compared to first quarter Fiscal year 2024. Additionally, we had executed a Purchase and Sale Agreement for the sale of the CDMO Facility, which sale if consummated would have allowed us to pay all outstanding amounts under the Term Loan. On November 7, 2023, we received written notice from Majestic Realty Co. (“Majestic Realty”) of its election to terminate the Purchase and Sale Agreement, dated as of September 15, 2023, between Majestic Realty and iBio CDMO LLC, pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property.  Although the CDMO Facility has been listed for sale, we do not currently have a buyer for the Property. If a sale of the Facility is not consummated prior to the December 31, 2023 maturity date of the Term Loan it is unlikely we will have sufficient funds to repay the Term Loan on its maturity date, which Term Loan has an outstanding balance of which is $12.6 million as of September 30, 2023.  (See Note 3 – Discontinued Operations for more information.)

During the first quarter ended on September 30, 2023, we completed at-the-market offerings and sold 3,419,795 shares of Common Stock which we received approximately $1.7 million. We also sold 3,622,834 shares of Common Stock under our purchase agreement entered into on August 4, 2023 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and received approximately $1.2 million in proceeds. Subsequent to September 30, 2023, an additional 429,164 shares were sold to Lincoln Park under the Purchase Agreement for approximately $0.1 million. (See Note 16 – Stockholder’s Equity for more information.)

Our cash, cash equivalents and restricted cash was approximately $4.8 million as of September 30, 2023, which is inclusive of restricted cash of $3 million which was deposited in accordance with the Fourth Amendment with Woodforest, is not anticipated to be sufficient to support operations through December 31, 2023 unless we reduce our cash burn rate to cover operations further, sell the CDMO Facility for amounts above its term note payable, or raise additional capital. (See Note 13 – Debt and Note 23 – Subsequent Events for more information.) As of the filing of this Quarterly Report on Form 10-Q the Company’s cash balance is approximately $2.6 million, which is inclusive of approximately $1.25 million of restricted cash. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our near and long-term business plans. It is our goal to implement one or more potential options described above to allow us to have a cash runway for at least 12 months from the date of the filing of this Quarterly Report. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our liquidity and operations could also be impacted by our obligations under the Woodforest Credit Agreement. If a sale of the Facility is not consummated prior to the December 31, 2023 maturity date of the Term Loan it is unlikely we will have sufficient funds to repay the Term Loan on its maturity date.

Results of Operations - Comparison of the three months ended September 30, 2023 and 2022

Revenue

Revenue from the CDMO operations is now included in discontinued operations and not broken out separately on the financial statements. Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue and ii) on our AI-driven discovery platform. Revenue for the three months ended September 30, 2023 was related to a research licensing agreement utilizing our AI-driven discovery platform.

Research and Development Expenses (“R&D”)

R&D expenses for the three months ended September 30, 2023 and 2022 were $1.6 million and $2.5 million, respectively, a reduction of approximately ($0.9) million. The decrease in R&D expenses is mainly due to certain tasks and assays being performed in-house which were previously outsourced, and a decrease in spending for consultants or outside services.

General and Administrative Expenses (“G&A”)

G&A expenses for the three months ended September 30, 2023 and 2022 were approximately $3.6 million and $5.1 million, respectively, a decrease of ($1.5) million. The decrease in expenses is primarily attributable to the reduction in personnel costs, a decrease in spending for consultants or outside services.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended September 30, 2023 were approximately $5.2 million, compared to approximately $7.6 million in Fiscal year 2023.

Discontinued Operations

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO, LLC) in order to complete its transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, we completed a workforce reduction of approximately 60% and discontinued CDMO operations.  CDMO operations remain treated as a discontinued operation on our financial statements. Losses for Discontinued Operations for the three months ended September 30, 2023 were approximately ($0.7) million which consisted of interest related to the Term Note on the Facility ($0.4) million and costs to maintain the Facility ($0.3) million. Losses for Discontinued Operations for the three months ended September 30, 2022 were approximately ($10.6) million and consisted of a consumables and inventory write-off of ($4.1) million, ($3.8) million related to personnel and other professional fees, ($2.7) million of facility related expenses.

Net Loss Available to iBio, Inc. Stockholders from Continuing Operations

Net loss available to iBio, Inc. stockholders for the three months ended September 30, 2023 was ($5.1) million, or ($0.21) per share. Net loss available to iBio, Inc. stockholders for the three months ended September 30, 2022 was approximately ($7.5) million, or ($0.85) per share.

Uses of Cash and Funding Requirements

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately ($5.3) million for the three months ended September 30, 2023. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of approximately $0.1 million for the three months ended September 30, 2023 was attributable to sale of fixed assets.

Net Cash Used in Financing Activities

Net cash used in financing activities during the three months ended September 30, 2023, was approximately $2.5 million and was mainly attributable to the proceeds from the sale of common stock, offset by payments towards the term note made to Woodforest (see Note 13 – Debt for further details).

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of September 30, 2023, our accumulated deficit was approximately ($294.7) million and we used approximately ($5.3) million of cash for operating activities during the three months ended September 30, 2023.

We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies, through proceeds from the possible sale of the CDMO entity or the facility, through potential proceeds from the sale or out-licensing of assets, and through proceeds from the sale of additional equity or other securities. However, there can be no assurance that we will be successful in implementing these plans, many of which will take several years before we will realize proceeds. If we should default on the Credit Agreement and Woodforest does not waive the default, and if Woodforest makes a demand for the acceleration of all payments due to this default, it could result in all obligations that are guaranteed being due and payable immediately without further notice. We cannot be certain that such funding will be available on favorable terms or available at all. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies or restructure our Company including a further work force reduction; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

See Liquidity and Capital Resources above for further information.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”s), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2023, we were not involved in any SPE transactions.

Critical Accounting Estimates

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2023, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following accounting estimate had a material impact on our results of operations for the three months ended September 30, 2023.

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

On November 3, 2022, we announced we are seeking to divest our contract development and manufacturing organization (iBio CDMO) in order to complete our transformation into an antibody discovery and development company. Through the process of seeking to divest its contract development and manufacturing organization, we continue to market for sale the 130,000-square-foot cGMP facility location in Bryan, Texas (the “Facility”). The decision to divest triggered a quantitative impairment analysis at the end of the second quarter of Fiscal 2023 of our CDMO fixed assets, including the building in Bryan, Texas totaling $22.65 million and machinery and equipment totaling $13.4 million.

We utilized a market approach in the second quarter of Fiscal 2023, using independent third-party appraisals, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility, the machinery and equipment. We recorded an impairment charge of $6.3 million for the Facility and $11.3 million for the machinery and equipment in the quarter ended December 31,2022. The key assumption in the valuation analysis was the expected sale price of $21.1 million for the Facility and the associated machinery and equipment less approximate costs to sell of $2.7 million. In the first quarter of Fiscal 2024, we entered into an agreement for the sale of the Facility for $17.25 million, and an additional impairment of $0.3 million was recorded as of June 30, 2023 to reflect the agreed upon sales price of $17.25 million less estimated costs to sell.

On November 7, 2023, the Company received written notice terminating the agreement for the sale of the Facility. We utilized a market approach, using an independent third-party appraisal, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility as of September 30, 2023. The key assumption in the valuation analysis is the expected sale price of $17.0 million for the Facility less approximate costs to sell of $0.9 million. We are continuing to pursue both marketing and selling the Facility through a real estate broker, which if consummated, we estimated would result in substantially the same net exit price, which approximates the carrying value of the Facility. Since the carrying amount of the CDMO fixed assets on September 30, 2023 was $16.1 million, no further impairment was recorded as a result of the November 7, 2023 impairment indicator of the failed sales agreement.

We may have to record a further, potentially material, impairment to the fair value of the Facility if we do not realize a sale transaction for the expected amount of $17.0 million less costs to sell, that is expected net cash proceeds of approximately $16.1 million, in the near term.

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

We tested for impairment of the IBIO-101 therapeutic technology (or “IP”), classified as an indefinite-lived intangible asset, which had a carrying amount of $5 million at September 30, 2023. The key impairment trigger was the decline in the Common Stock price during the first quarter of Fiscal 2024. We engaged a third party to perform valuation assistance with estimating the fair value of IBIO-101 and preparing a market capitalization reconciliation. The Multi-Period Excess Earnings Method (“MPEEM”) under the income approach was utilized to value the indefinite-lived asset. The MPEEM determines the value of a specified asset by calculating the present value of future earnings attributed to the asset. Since IBIO-101 is currently in its pre-clinical development phase, a probability of success was applied to the cash flows to account for the probability of reaching each step of development. The MPEEM requires that charges for the use of other contributory assets be subtracted under the theory that the owner of the subject asset does not own the other contributory assets and would have to rent/lease them in order to earn the cash flows related to the subject asset.

The resulting probability of success adjusted “excess earnings” were discounted to the present value using a 14% discount rate, which was based on iBio’s weighted average cost of capital. The sum of the discounted excess earnings and the present value of the tax benefit related to amortization of the IBIO-101 indefinite-lived intangible indicated that the fair value was $6.2 million as of the September 30, 2023, valuation date. Given that the carrying amount of the asset was $5 million at September 30, 2023, it was concluded that no impairment existed.

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

Our remaining critical accounting estimates remain consistent with the information disclosed in the same section in our last annual report on Form 10-K for the year ended June 30, 2023.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity.  In an effort to improve liquidity and our runway, we have placed our CDMO business and Facility on the market for sale, reduced our work force and ceased operations of our CDMO, thereby reducing annual spend on expenses by approximately 67% and generating cash savings of approximately 64% from first quarter Fiscal year 2023 compared to the fourth quarter Fiscal year 2023. Potential options being considered to further increase liquidity, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, grant revenue or collaborations, or a combination thereof. However, we anticipate that our expenses will increase as we continue our research and development activities and conduct clinical trials.

Our cash, cash equivalents and restricted cash of $4.8 million as of September 30, 2023, is not anticipated to be sufficient to support our operations for at least 12 months from the date of the filing of this Report unless we reduce our burn rate further, sell the CDMO Facility for amounts above its term note payable, or raise additional capital. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our near and long-term business plans. In fact, our current cash, cash equivalents and restricted cash as of September 30, 2023, is not anticipated to be sufficient to support operations through the second quarter of Fiscal 2024.

There can be no assurance that we would be able to sell the CDMO Facility or that if we are able to do so that we do so on favorable terms or that we will be able to do so before the maturity date of the Term Loan or that the exploration of potential options will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. If we determine to change our business strategy, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of September 30, 2023, we have an accumulated deficit of $294.7 million.

We held cash, cash equivalents and restricted cash of $4.8 million as of September 30, 2023. Based on current trends and activities, there is significant doubt that we can continue as a going concern beyond the second quarter of Fiscal 2024. We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity. Potential options being considered to increase liquidity include focusing product development on a select number of product candidates, the possible sale of the CDMO Facility, the sale or out-licensing of certain product candidates or parts of the business, raising money from capital markets, grant revenue or collaborations, or a combination thereof. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. We believe based on input from expert advisors, that it is likely we will be able to implement one or more options that will extend our cash runway for 12 months or more from the date of the filing of this Report. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our condensed consolidated financial statements as of and for the year ended September 30, 2023 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months. In addition, the Term Loan with Woodforest, with an outstanding principal balance of which is $12,654,867 as of November 14, 2023, matures on December 31, 2023 and unless the Property is sold prior to the Term Loan maturity date it is unlikely that we will have sufficient funds to pay the Term Loan when due. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended June 30, 2023 with respect to this uncertainty. If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives, restructure our Company including a further work force reduction, or initiate steps to cease operations or liquidate our assets.

We have incurred significant losses since our inception. We expect to incur losses during our next fiscal year, we do not anticipate generating significant revenue for several years and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our comprehensive net loss was approximately ($5.7) million and ($18.1) million for the three months ended September  30, 2023 and 2022, respectively Our comprehensive net loss was approximately ($64.8) million and ($50.5) million for the years ended June 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of approximately ($294.7) million.

To date, we have financed our operations primarily through the sale of common stock, preferred stock and warrants. We are devoting substantially all of our efforts to research and development, including the development and validation of our technologies, and the development of a proprietary therapeutic products against oncology. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and may incur operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if we:

●	initiate clinical trials of our product candidates;
●	continue the research and development of our product candidates;
●	seek to discover or license in additional candidates; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and manufacturing efforts.

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

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions.  In addition, the global macroeconomic environment could be negatively affected by, among other things, pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

If the Property is not sold prior to the December 31, 2023 Term Loan maturity date, it is unlikely iBio CDMO would have sufficient funding to pay the Term Loan with Woodforest for which we are a guarantor.

Although we have listed the property for sale, we do not currently have a buyer for the Property. On November 7, 2023, we received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement, dated as of September 15, 2023, between Majestic Realty and iBio CDMO LLC, pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property. There can be no assurance that we will find another buyer for the Property or that the sale of the Property will  be completed in a timely manner. If the Property is not sold prior to the December 31, 2023 maturity date of the Term Loan, it is unlikely that we will have sufficient funds to repay the Term Loan on its maturity date, the outstanding principal balance of which is $12,654,867 as of November 14, 2023. Our failure to make such payments when due could result in our loss of the Facility. Any action to proceed against our assets would likely have a serious disruptive effect on our business operations, especially if the Facility or our other assets were foreclosed upon or our guarantee were enforced.

Failure to sell the Property could negatively impact our stock price and our future business and financial results.

If we do not sell the Property for any reason, our ongoing business may be materially and adversely affected and we would be subject to a number of risks, including experiencing negative reactions from the financial markets, and negative impacts on the trading price of our common stock, which could affect our ability to secure sufficient financing in the future on attractive terms (or at all).  In addition, we could be subject to litigation related to any failure to complete the sale.

The failure to comply with the terms of the Credit Agreement, as amended, could result in a default under the terms of the Credit Agreement, as amended, and, if uncured, it could potentially result in action against our pledged assets.

There is no assurance that we will generate sufficient revenue or raise sufficient capital to be able to make the required principal payment under the Term Loan that iBio CDMO entered into with Woodforest. The Term Loan with Woodforest is secured by (a) a leasehold deed of trust on our Facility, and (b) a first lien on all assets of iBio CDMO including the Facility.  We have also guaranteed the payment of all iBio CDMO’s obligations under the Credit Agreement.  The Term Loan matures the earlier of December 31, 2023, or the acceleration of maturity of the Term Loan pursuant to the Credit Agreement.  If we or iBio CDMO fail to comply with the terms of the Term Loan and/or the related agreements, including the affirmative and negative covenants contained therein, Woodforest National Bank could declare a default and if the default were to remain uncured, Woodforest National Bank would have the right to proceed against any or all of the collateral securing their Term Loan. Our failure to make such payments when due could result in our loss of the Facility. In addition, we have guaranteed the repayment of the Term Loan and could be responsible for such payment.  Any action to proceed against our assets would likely have a serious disruptive effect on our business operations, especially if the Facility or our other assets were foreclosed upon.

The Credit Agreement, as amended, requires that we pay a significant amount of cash to the lender. Our ability to generate sufficient cash to make all required payments under the Credit Agreement, as amended, depends on many factors beyond our control.

Our ability to make payments on and to refinance the Term Loan, to fund planned capital expenditures and to maintain sufficient working capital depends on our ability to raise capital and generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or from other sources in an amount sufficient to enable us to service our debt or to fund our other liquidity needs. To date, we have generated minimal revenue and have financed a significant portion our capital needs from sales of our equity and most recently the Term Loan.  There can be no assurance that financing options will be available to us when needed to make payments under the Term Loan or if available, that they will be on favorable terms. If our cash flow and capital resources are insufficient to allow us to make payments due under the Term Loan, we may need to seek additional capital or restructure or refinance all or a portion of the Term Loan on or before the maturity thereof, any of which could have a material adverse effect on our business, financial condition or results of operations. Although we plan to explore potential longer-term financing options for our Facility, including, but not limited to, the possible sale of the Facility, we cannot assure you that we will be able to enter consummate the sale prior to the maturity date of the Term Loan or refinance the Term Loan on commercially reasonable terms or at all. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition. Our ability to restructure or refinance the Term Loan will depend on the condition of the capital markets and our financial condition. Any refinancing of the Term Loan could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. There can be no assurance that we will be able to obtain any financing when needed.

Covenant restrictions in the Credit Agreement, as amended, may limit our ability to operate our business.

The Credit Agreement contains, and our future indebtedness agreements may contain covenants that restrict our ability to finance future operations or capital needs or to engage in other business activities. The Credit Agreement, as amended, restricts our ability to:

●	incur, assume or guarantee additional Debt (as defined in the Credit Agreement);
●	repurchase capital stock;
●	make other restricted payments including, without limitation, paying dividends and making investments;
●	sell or otherwise dispose of assets.

As of the date of this filing, iBio is in compliance with this covenant in the Credit Agreement, as amended.

There can be no assurance that if we effect a reverse stock split, it will result in the intended benefits.

At our 2023 annaul meeting of stockholders we have submitted a proposal to stockholders to approve an amendment to the Certificate of Incorporation to effect a reverse stock split of the issued and outstanding shares of our common stock at a ratio in the range of one (1) share of common stock for every five (5) shares of common stock to one (1) share of common stock for every twenty (20) shares of common stock, with the ratio within the range to be determined in the discretion of the Board of Directors. Reducing the number of outstanding shares of our common stock through a reverse stock split is intended, absent other factors, to increase the per share market price of the common stock. Other factors, however, such as our financial results, market conditions, the market perception of our business and other risks may adversely affect the market price of our common stock. As a result, there can be no assurance that a reverse stock split, if effected, will result in the intended benefits, that the market price of our common stock will increase following a reverse stock split or that the market price of the common stock will not decrease in the future.In addition a reverse stock split will also reduce the total number of outstanding shares of our common stock, which may lead to reduced trading and a smaller number of market makers for our common stock.

Item 5. Other Information

On November 7, 2023, we received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement, dated as of September 15, 2023, between Majestic Realty Co. and iBio CDMO LLC, pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property for $17,250,000.

Item 6.  Exhibits.

HIDDEN_ROW
Exhibit No.	Description
3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 – File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 – File No. 001-35023)

3.3

Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.6

Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.7

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022 – File No. 000-53125)

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.9

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2022 – File No. 001-35023)

10.1

Purchase Agreement by and between the Registrant and Lincoln Park Capital Fund, LLC, dated August 4, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2023 – Commission File No. 001-35023).

10.2

Registration Rights Agreement by and between the Registrant and Lincoln Park Capital Fund, LLC, dated August 4, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2023 – Commission File No. 001-35023).

10.3

Purchase and Sale Agreement, dated as of September 15, 2023 by and between MAJESTIC REALTY CO., a California corporation and IBIO CDMO LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2023 – File No. 001-35023)

10.4

Sixth Amendment to the Credit Agreement dated September 18, 2023 between iBio CDMO LLC and Woodforest National Bank  (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2023 – File No. 001-35023).

10.5

Seventh Amendment to the Credit Agreement dated October 4, 2023 between iBio CDMO LLC and Woodforest National Bank and Fifth Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2023 – File No. 001-35023)

31.1*

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

iBio, Inc.
(Registrant)

Date: November 14, 2023	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer and Chief Scientific Officer Principal Executive Officer

Date: November 14, 2023	/s/ Felipe Duran
Felipe Duran
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer