Form 10-Q
period 2023-12-31
iBio, Inc.
filed 2024-02-09
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Shares of Common Stock outstanding as of February 8, 2024:  3,484,266

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	June 30,
	2023	2023
	(Unaudited)	(See Note 2)
Assets
Current assets:
Cash and cash equivalents	$2,788	$4,301
Restricted cash	1,057	3,025
Subscription receivable	—	204
Prepaid expenses and other current assets	894	664
Current assets held for sale	14,960	18,065
Total Current Assets	19,699	26,259

Restricted cash	215	253
Promissory note receivable and accrued interest	1,750	1,706
Finance lease right-of-use assets, net of accumulated amortization	475	610
Operating lease right-of-use asset	2,565	2,722
Fixed assets, net of accumulated depreciation	3,890	4,219
Intangible assets, net of accumulated amortization	5,378	5,388
Security deposits	50	50
Total Assets	$34,022	$41,207

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,859	$1,849
Accrued expenses	3,757	4,034
Finance lease obligations - current portion	285	272
Operating lease obligation - current portion	412	389
Equipment financing payable - current portion	168	160
Insurance premium financing payable	481	—
Term note payable - net of deferred financing costs	12,655	12,937
Current liabilities related to assets held for sale	1,936	1,941
Total Current Liabilities	21,553	21,582

Finance lease obligations - net of current portion	205	351
Operating lease obligation - net of current portion	2,912	3,125
Equipment financing payable - net of current portion	155	241
Accrued expenses - noncurrent	—	527

Total Liabilities	24,825	25,826

Stockholders' Equity
Series 2022 Convertible Preferred Stock - $0.001 par value; 1,000,000 shares authorized at December 31, 2023 and June 30, 2023; 0 and 0 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	—	—
Common stock - $0.001 par value; 275,000,000 shares authorized at December 31, 2023 and June 30, 2023; 3,243,725 and 1,015,505 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	30	20
Additional paid-in capital	312,064	304,301
Accumulated deficit	(302,897)	(288,940)
Total Stockholders’ Equity	9,197	15,381
Total Liabilities and Stockholders' Equity	$34,022	$41,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022

Revenues	$—	$—	$50	$—

Operating expenses:
Research and development	1,535	2,779	3,141	5,327
General and administrative	2,961	7,794	6,508	12,882
Total operating expenses	4,496	10,573	9,649	18,209

Operating loss	(4,496)	(10,573)	(9,599)	(18,209)

Other income (expense):
Interest expense	(34)	(31)	(60)	(31)
Interest income	42	41	97	140
Total other income	8	10	37	109

Net loss from continuing operations	(4,488)	(10,563)	(9,562)	(18,100)

Loss from discontinued operations	(3,723)	(22,990)	(4,395)	(33,583)

Net loss	$(8,211)	$(33,553)	$(13,957)	$(51,683)

Comprehensive loss:
Consolidated net loss	$(8,211)	$(33,553)	$(13,957)	$(51,683)
Other comprehensive loss - unrealized gain on debt securities	—	56	—	46

Comprehensive loss	$(8,211)	$(33,497)	$(13,957)	$(51,637)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - continuing operations	$(2.42)	$(21.54)	$(6.27)	$(38.82)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - discontinued operations	$(2.00)	$(46.89)	$(2.88)	$(72.03)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - total	$(4.42)	$(68.43)	$(9.15)	$(110.85)

Weighted-average common shares outstanding - basic and diluted	1,856	490	1,525	466

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands)

Three and Six Months Ended December 31, 2023

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2023	—	$—	1,015	$20	$304,301	$(288,940)	$15,381

Capital raise	—	—	352	7	2,889	—	2,896
Costs to raise capital	—	—	11	1	(88)	—	(87)
Vesting of RSUs	—	—	4	—	—	—	—
Share-based compensation	—	—	—	—	765	—	765
Net loss	—	—	—	—	—	(5,746)	(5,746)

Balance as of September 30, 2023	—	$—	1,382	$28	$307,867	$(294,686)	$13,209

Capital raise	—	—	1,858	2	4,620	—	4,622
Cost to raise capital	—	—	—	—	(872)	—	(872)
Payment for fractional shares after reverse stock split	—	—	(1)	—	(7)	—	(7)
Vesting of RSUs	—	—	5	—	—	—	—
Share-based compensation	—	—	—	—	456	—	456
Net loss	—	—	—	—	—	(8,211)	(8,211)

Balance as of December 31, 2023	—	$—	3,244	$30	$312,064	$(302,897)	$9,197

Three and Six Months Ended December 31, 2022

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of July 1, 2022	1	$—	437	$9	$287,619	$(213)	$(223,930)	$63,485

Capital raise	—	—	8	—	1,151	—	—	1,151
Conversion of preferred stock to common stock	(1)	—	—	—	—	—	—	—
Common stock issued - RubrYc transaction	—	—	5	—	650	—	—	650
Vesting of RSUs	—	—	*	—	—	—	—	—
Share-based compensation	—	—	—	—	1,222	—	—	1,222
Unrealized gain on available-for-sale debt securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(18,130)	(18,130)

Balance as of September 30, 2022	—	$—	450	$9	$290,642	$(223)	$(242,060)	$48,368

Capital raise	—	—	168	3	3,497	—	—	3,500
Cost to raise capital	—	—	—	—	(636)	—	—	(636)
Payment for fractional shares after reverse stock split	—	—	*	—	(39)	—	—	(39)
Vesting of RSUs	—	—	*	—	—	—	—	-
Share-based compensation	—	—	—	—	1,127	—	—	1,127
Unrealized loss on debt securities	—	—	—	—	—	56	—	56
Net loss	—	—	—	—	—	—	(33,553)	(33,553)

Balance as of December 31, 2022	—	$—	618	$12	$294,591	$(167)	$(275,613)	$18,823

* Represents amount less than 0.5 thousand.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended
	December 31,
	2023	2022

Cash flows from operating activities:
Consolidated net loss	$(13,957)	$(51,683)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	1,221	2,349
Amortization of intangible assets	10	116
Amortization of finance lease right-of-use assets	136	88
Amortization of operating lease right-of-use assets	162	201
Depreciation of fixed assets	329	388
Gain on sale of fixed assets	(50)	—
Accrued interest receivable on promissory note receivable	(44)	(38)
Amortization of premiums on debt securities	—	62
Amortization of deferred financing costs	120	123
Inventory reserve	—	4,933
Impairment of fixed assets	3,100	17,649
Accrued payment in kind on Term Loan	(258)
Impairment of intangible assets	—	565
Gain on disposition of finance lease ROU assets	—	(5)
Changes in operating assets and liabilities:
Accounts receivable - trade	—	31
Inventory	—	(1,058)
Prepaid expenses and other current assets	250	1,134
Prepaid expenses - noncurrent	—	74
Security deposit	—	(21)
Accounts payable	11	1,178
Accrued expenses	(354)	1,237
Accrued expenses - noncurrent	(527)	1,065
Operating lease obligations	(195)	30
Contract liabilities	—	(12)
Net cash used in operating activities	(10,046)	(21,594)

Cash flows from investing activities:
Redemption of debt securities	—	4,899
Purchases of fixed assets	—	(5,433)
Sales proceeds for fixed assets	50	—
Payment for RubrYc asset acquisition	—	(692)

Net cash provided by (used in) investing activities	50	(1,226)

Cash flows from financing activities:
Proceeds from sales of common stock	7,015	4,015
Cost to acquire capital	(88)	—
Payments for fractional shares after reverse stock split	(7)	(39)
Subscription receivable	204	—
Proceeds from equipment financing loan	—	500
Payment of equipment financing loan	(78)	(25)
Payment of term note payable	(436)	(6,250)
Costs to attain term note	—	(22)
Payment of finance lease obligation	(133)	(82)
Net cash provided by (used in) financing activities	6,477	(1,903)

Net decrease in cash, cash equivalents and restricted cash	(3,519)	(24,723)
Cash, cash equivalents and restricted cash - beginning	7,579	28,672
Cash, cash equivalents and restricted cash - end	$4,060	$3,949

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended
	December 31,
	2023	2022
Schedule of non-cash activities:
Fixed assets included in accounts payable in prior period, paid in current period	$—	$1,769
Increase in finance lease right-of-use assets for new leases	$—	$814
Increase in finance lease obligation for new leases	$—	$814
RubrYc asset acquisition by issuance of common stock	$—	$650
Insurance premium financing	$597	$—
Costs to raise capital paid directly from gross proceeds	$503	$636
Costs to raise capital included in accrued expenses	$369	$—
Unpaid fixed assets included in accounts payable	$—	$329
Unrealized (gain) loss on available-for-sale debt securities	$—	$(46)
Supplemental cash flow information:
Cash paid during the period for interest	$401	$363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Nature of Business

iBio, Inc. (the "Company" or “iBio”) is a preclinical stage biotechnology company that leverages the power of Artificial Intelligence (“AI”) for the development of precision antibodies. The Company’s proprietary technology stack is designed to minimize downstream development risks by employing AI-guided epitope-steering and monoclonal antibody (“mAb’) optimization.

In September 2022, the Company made a strategic pivot by acquiring substantially all of the assets of RubrYc Therapeutics, Inc. ("RubrYc"). This acquisition commenced the Company’s transition to an AI-enabled biotech company and led to the divestiture of its Contract Development and Manufacturing Organization (“CDMO”) business. This strategic decision allowed the Company to focus resources on the development of AI-powered precision antibodies, positioning iBio at the forefront of this exciting field.

One of the key features of the Company’s technology stack is the patented epitope-steering AI-engine. This advanced technology allows the Company to target specific regions of proteins with precision enabling the creation of antibodies highly specific to therapeutically relevant regions within large target proteins, potentially improving their efficacy and safety profile.  Another integral part of the Company’s technology stack is the machine learning (“ML”) based antibody-optimizing StableHu™ technology. When integrated with the Company's mammalian display technology, StableHu has demonstrated its ability to expedite the Lead Optimization process. This integration not only potentially reduces downstream risks but also streamlines the overall development process, making it faster, more efficient, and cost-effective. As a result, optimization can be achieved in less than four weeks.

The Company also developed the EngageTx™ platform, which provides an optimized next-generation CD3 T-cell engager antibody panel. This panel is characterized by a wide spectrum of potencies, Non-Human Primate (“NHP”) cross-reactivity, enhanced humanness of the antibodies, and a maintained tumor cell killing capacity, all while reducing cytokine release. These attributes are meticulously designed to fine-tune the efficacy, safety, and tolerability of the Company’s antibody products. By incorporating EngageTx into the Company’s own development initiatives, the Company’s internal pre-clinical pipeline reaps the benefits of the same cutting-edge technology extended to its potential partners.

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

iBio’s scientific team, composed of experienced AI/ML scientists and biopharmaceutical scientists, located side-by-side in its San Diego laboratory, possess the skills and capabilities to rapidly advance antibodies in-house from concept to in vivo proof-of-concept (“POC’). This multidisciplinary expertise allows the Company to quickly translate scientific discoveries into potential therapeutic applications.

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

The Company’s strategic approach to fulfilling its mission is outlined as follows:

●	Elevate Epitope Discovery: The Company believes it leads the field with its patented AI-engine uncovering "hard to develop" molecules. The Company’s unparalleled epitope engine stands out by allowing the ability to target select regions of a protein, potentially removing the lengthy trial and error out of mAb discovery. This capability is expected to improve probability of success while at the same time, reduces costs commonly caused by having an iterative process. The Company’s epitope engine is engineered to match its target, refined for stability and optimized for water solubility, allowing the Company to identify new drug candidates that have failed or have been abandoned due to their complexity.
●	Capital Efficient Business Approach: The Company’s strategic business approach is structured around the following pillars of value creation:
o	Strategic Partnerships: The Company is leveraging its platform and pipeline by forming strategic partnerships. The Company’s aim is to become the preferred partner for major pharmaceutical and biotechnology companies seeking rapid and cost-effective integration of complex molecules into their portfolios, de-risking their early-stage pre-clinical work. Additionally, a rich array of fast follower molecules within the Company’s pre-clinical pipeline holds the potential to drive substantial partnerships, opening doors to innovative projects. By tapping into the Company’s platform, infrastructure, and expertise, partners have the potential to streamline timelines, reduce costs tied to biologic drug discovery applications and cell line process development, and expedite preclinical programs with efficiency.
o	Tech Licensing in Diverse Therapeutic Areas: In pursuit of adding value, the Company is exploring partnerships in diverse therapeutic domains such as CNS or vaccines. The Company’s intention is to license the AI tech stack, extending its benefits to the Company’s partners and amplifying its biological impact and insights. This strategic approach enables the Company to capitalize on the value of its meticulously curated data while empowering collaborations and innovations, while at the same time allowing the Company to focus on both the platform and its core therapeutic area, oncology.
o	Developing and Advancing the Company’s In-house Programs Cost Effectively: Clinical advancement is crucial for drug discovery. The Company is actively looking for opportunities to progress its internal pre-clinical programs, with a focal point on oncology, steadily reinforcing its pre-clinical pipeline.
●	Unwavering Investment in Advancing the Platform: The Company maintains an unwavering commitment to invest in its platform, continually unlocking the potential of biology through AI and machine learning – the pinnacle of being on the forefront of machine learning advancing algorithms and models in order to improve its predictive power and reduce the time it takes to find a viable molecule.

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

The first layer, epitope engineering, leverages the patented AI-engine to target specific regions of proteins, allowing the Company to engineer antibodies with high specificity and efficacy. The second layer involves the proprietary antibody library, which is built on clinically validated frameworks and offers a rich diversity of human antibodies. The third layer of the technology stack is the antibody optimizing StableHu AI technology, coupled with mammalian display technology. Next, the Company uses its EngageTx T-cell engager platform to create bispecific antibodies. Finally, antibodies are transformed into conditionally activated antibodies by ShieldTx, the Company’s antibody masking technology.  Each layer of the tech stack is designed to work synergistically, enabling the Company to rapidly advance antibodies from concept to in vivo proof-of-concept (POC).

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

The fully human antibody library is built upon clinically validated, entirely human antibody frameworks. By leveraging public databases, the Company has extracted a diverse array of Complementarity-Determining Region (“CDR”) sequences. Subsequently, it has meticulously eliminated a range of sequence liabilities. Such careful curation process could potentially significantly reduce the development risk for antibodies identified from the Company’s library.

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

The Company has used antibodies from an epitope steering campaign as well as a first-generation T-cell engager as input and utilized its StableHu technology to identify a next-generation CD3 antibody panel. The sequence diversity generated by StableHu led to an antibody panel with a wide range of potencies, which allows the Company to pair the panel with a wide variety of tumor-targeting antibodies.  Importantly, the Company was able to retain T-cell activation and tumor cell killing capacity with significantly reduced cytokine release. This reduction is believed to lower the risk of cytokine release syndrome. Additionally, the increased humanness of the predicted antibodies, thanks to the Company’s StableHu technology, has the ability to reduce the risk of immunogenicity.

Furthermore, the Company’s StableHu technology enabled it to engineer NHP cross-reactivity into EngageTx. This allows for advanced safety assessment in NHP ahead of clinical trials, providing another layer of safety assurance.

●	ShieldTx

The Company has enhanced its proprietary technology with the introduction of ShieldTx, a patent-pending innovative antibody masking technique. ShieldTx leverages the Company's engineered epitope technology, which is utilized not only for the identification of antibodies against complex drug targets but also for concealing the antibodies' active sites. A significant hurdle in therapeutic antibody development is the expression of drug target on both healthy and diseased tissues, leading to adverse effects on non-targeted tissues. ShieldTx is designed to address this challenge by rendering antibodies inactive until they reach a specific environment unique to diseased tissues. Upon contact with this environment, the masking element is detached, activating the antibody. In the tumor microenvironment this is achieved by a highly expressed matrix metalloproteinase. This strategy aims to minimize or eliminate unintended effects on healthy tissues, thereby improving the safety profile and reducing the immunogenicity risks associated with bispecific antibodies.

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

Partnerships

As noted above, one of the three pillars of value creation that structures the Company’s strategic business approach are strategic partnerships.  At the center of such pillar is the Company’s AI Discovery Platform.  In June 2023, the Company entered into a research collaboration with the National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health (“NIH”), to investigate the potential of the Company’s patented AI-driven epitope steering platform for the development of a vaccine for Lassa fever, a sometimes fatal viral disease endemic to parts of West Africa.  During the first quarter FY 2024, the Company entered into a collaboration with a partner to license the use of the Company’s AI Discovery Platform to assist such partner with two targets of interest.  During the second quarter FY 2024, the Company entered into a collaboration with a large pharmaceutical company to assist such partner by using the Company’s patented AI-driven epitope steering platform to assist with one "hard to develop" molecule.  The Company continues to seek out opportunities for future collaborations using the Company’s AI Discovery Platform.

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

Therapeutics

Immuno-Oncology

IBIO-101

In August 2021, the Company signed a worldwide exclusive licensing agreement with RubrYc to develop and commercialize RTX-003 (now referred to as IBIO-101), an anti-CD25 mAb. In September 2022, the Company acquired exclusive ownership rights to IBIO-101.  IBIO-101 is a second-generation anti-CD25 mAb that has demonstrated in preclinical models of disease the ability to bind and deplete immunosuppressive regulatory T (“Treg”) cells to inhibit the growth of solid tumors.

Targeting depletion of Treg cells to control tumors emerged as an area of interest in oncology over the past several years. Since Treg cells express interleukin-2 Rα (“IL-2Rα” or “CD25”), it was envisioned mAbs could be developed that bind CD25 and thereby trigger depletion by Natural Killer cells, resulting in stimulation of anti-tumor immunity.

Unfortunately, while first-generation mAbs successfully bound CD25+ cells, they also interfered with interleukin-2 [“IL-2”] signaling to T effector (“Teff”) cells to activate their cancer cell killing effects. The result was a failure of first-gen anti-CD25 mAbs as cancer immunotherapies, since their favorable anti-Treg effects were negated by their unfavorable impact on Teff cells.

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

The Company continues to advance its IL-2 sparing anti-CD25 antibody, IBIO-101, and intend moving the program from IND-enabling stage to an IND filing during the calendar year 2025, subject to funding availability.

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

Using EngageTx, the Company’s lead TROP-2 x CD3 bispecific antibody was engineered to potently kill tumor cells while limiting the release of cytokines, like Interferon Gamma (“IFNg’), Interleukin 2 (IL-2) and Tumor Necrosis Factor Alpha (“TNFa”), all of which have the potential to cause cytokine release syndrome. When compared to a bispecific molecule engineered with the Company’s TROP-2 binding arm and a first generation CD3 engager, SP34, its lead TROP-2 x CD3 bispecific antibody showed a markedly reduced cytokine release profile, potentially indicating a decreased risk for cytokine release syndrome.

When tested in a humanized mouse model of squamous cell carcinoma, the Company’s lead TROP-2 x CD3 bi-specific antibody demonstrated a significant 36 percent reduction in tumor size within just 14 days after tumor implantation, and after only a single dose.

MUC16

MUC16 is a well-known cancer target often overexpressed in several types of solid tumors, including ovarian, lung, and pancreatic cancers. Specifically, MUC16 is a large extracellular protein expressed on more than 80% of ovarian tumors. Tumor cells can evade immune attack by shedding or glycosylating MUC16, making it difficult for traditional antibody therapies to effectively target and destroy the cancer cells.

The Company’s patented epitope steering AI platform, its innovative approach to this challenge allows its new mAbs to bind to a specific region of MUC16 that is not shed or glycosylated, circumventing both tumor evasion mechanisms and potentially providing a powerful tool in the fight against cancer.  During its immunization and screening campaign, the Company identified several hits that specifically bound to the non-shed region of MUC16 while no binding to the shed fragment of MUC16 was observed.  During pre-clinical studies, the Company’s MUC16 molecule has demonstrated binding to MUC16 on OVCAR-3 ovarian cancer cells.  After engineering the leading MUC16 molecule with a fully human framework, the MUC16 molecule retained potent binding to the engineered epitope and maintained binding to human OVCAR-3 ovarian cancer cells. The Company has utilized its EngageTx platform to engineer MUC16 x CD3 bispecific antibodies and has further optimized the molecules to be double-masked on the MUC16 and the CD3 binding arms of the antibody.

EGFRvIII

EGFRvIII is a specific variant of the EGFR protein, unique to tumor cells. Unlike the more common EGFR, EGFRvIII is not found in healthy cells, making it an attractive target for therapeutic interventions. This variant is most prominently associated with glioblastoma, a type of brain cancer and head and neck cancer but can also be present in certain cases of breast, lung, and ovarian cancers, among others. In the Company’s pursuit of innovative treatments, iBio is exploring antibody therapeutics that specifically target EGFRvIII, aiming to address these cancer types without affecting healthy cells.

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

Aiming directly at CCR8 is believed to be a safer approach because it focuses on specific suppressive Treg cells in the tumor environment without affecting other immune cells and functions. It is important to make sure antibodies are fine-tuned to CCR8 and don't mistakenly target a similar receptor, CCR4. This is because CCR4 is found in many immune cells, and accidentally targeting it could potentially lead to unwanted side effects.

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

The Company’s CCR8 antibody has proven effective in a mouse model for colon cancer. Preclinical studies show its anti-CCR8 molecule inhibited tumor growth and achieved a 22 percent reduction in tumor size compared to its pre-treatment dimensions.  The Company has specifically engineered the anti-CCR8 molecule as a high Antibody-Dependent Cellular Cytotoxicity (ADCC) antibody to enhance its ability to attack cancer cells.

Autoimmune

PD-1 Agonist

Programmed cell death protein 1 (“PD-1”) is a pivotal player in the immune system, acting as a type of "off switch" that helps keep the cells from attacking other cells in the body. By agonizing or enhancing the signaling of PD-1, it is possible to temper the immune response, making it particularly valuable in the treatment of autoimmune diseases. In conditions where the immune system mistakenly wages war on the body's own cells, such as in autoimmune diabetes or lupus, therapies that target PD-1 can potentially reduce the severity of these autoimmune reactions. This approach offers a promising avenue for providing relief to patients suffering from these debilitating conditions. The figures below depict the mechanism of action of antagonistic and agonistic PD-1 antibodies.

iBio purchased the global rights to a partnership-ready PD-1 agonistic mAb intended to treat serious autoimmune disorders. While the goal in immuno-oncology is to remove immune tolerance towards cancer cells, in autoimmune diseases the opposite is the case, because autoimmune diseases can result from deficits in peripheral and/or central tolerance mechanisms which presents an opportunity for therapeutic intervention. Specifically, agonism or stimulation of inhibitory receptors like PD-1 or CTLA4, which mediate peripheral tolerance is a promising approach to treat autoimmune diseases. Unlike PD-1 antagonists used in immuno-oncology, PD-1 agonists are difficult to find. RubrYc used its AI Discovery Platform to discover PD-1. PD-1 is currently in the late-discovery stage, having undergone extensive screening and in vitro characterization, and the Company anticipates it will be advanced into in vivo models as IBIO-102, in the near future.

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

Going Concern

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on obtaining additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about the Company's ability to continue as a going concern. Management’s current financing and business plans have not mitigated such substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date of filing this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2023. In an effort to mitigate the substantial doubt about continuing as a going concern and increase cash reserves, the Company has raised funds from time to time through equity offerings or other financing alternatives, reduced its work force by approximately 60% (a reduction of approximately 69 positions) in November 2022, and ceased operations of its 130,000 square foot cGMP facility located in Bryan, Texas (the “Facility”) thereby reducing annual spend on expenses.  The Facility is a life sciences building located on land owned by the Board of Regents of the Texas A&M University System (“Texas A&M”) and was designed and equipped for the manufacture of plant-made biopharmaceuticals.

In July 2022, the Company initiated the selling of the CDMO assets and Facility, and since then has sold a substantial portion of the CDMO assets. (See Note 3 – Discontinued Operations for more information.)

Furthermore, on September 15, 2023, iBio CDMO LLC, or iBio CDMO, the Company’s subsidiary, entered into a purchase and sale agreement, dated as of September 15, 2023 (the “Purchase and Sale Agreement”), with Majestic Realty Co., a California corporation, (“Majestic Realty”), which sale if consummated would have allowed the Company to pay all outstanding amounts under the secured term loan with Woodforest National Bank (“Woodforest”) originally issued to iBio CDMO on November 1, 2021, in the amount of $22,375,000 (the “Term Loan”), with an outstanding balance of approximately $12.7 million as of December 31, 2023. On November 7, 2023, the Company received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement. Although the Facility is listed for sale, the Company does not currently have a buyer for the Property at a price that will allow us to pay the Term Loan in full. If a sale of the Facility is not consummated prior to the March 29, 2024 maturity date of the Term Loan the Company will not have sufficient funds to repay the Term Loan on its maturity date. In addition, if a sale of the Facility is not consummated at a price at or above the outstanding balance under the Term Loan the Company does not expect to have sufficient funds to repay the Term Loan upon its maturity. There can be no assurance that the Company will be able to sell the Facility or that the Company will be able to sell the Facility for an amount that will allow it to repay all outstanding amounts under the Term Loan.

During the first quarter ended on September 30, 2023, the Company completed at-the-market offerings and sold 170,989 shares of Common Stock for which it received approximately $1.7 million. The Company also sold 181,141 shares of common stock, par value $0.001 per share (the “Common Stock”) under its purchase agreement entered into on August 4, 2023 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and received approximately $1.2 million in proceeds. During the second quarter ended December 31, 2023, the Company sold an additional 21,457 shares  to Lincoln Park under the Purchase Agreement for approximately $0.1 million.

On December 7, 2023, the Company closed a public offering (the “2023 Offering”) pursuant to which it sold in the 2023 Offering, (i) 600,000 shares (the “Shares”) of the Company’s Common Stock, (ii) 1,650,000 pre-funded warrants (the “Pre-Funded Warrants”) exercisable for an aggregate of 1,650,000 shares of Common Stock, (iii) 2,250,000 Series C common warrants (the “Series C Common Warrants”) exercisable for an aggregate of 2,250,000 shares of Common Stock, and (iv) 2,250,000 Series D common warrants (the “Series D Common Warrants,” and together with the Series C Common Warrants, the “Common Warrants”) exercisable for an aggregate of 2,250,000 shares of Common Stock. A.G.P./Alliance Global Partners (“A.G.P.”) acted as lead placement agent, and Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”), acted as co-placement agent (A.G.P. and Brookline are referred to herein, collectively, as the “Placement Agents”) for the 2023 Offering. The Company received approximately $4.5 million in gross proceeds from the 2023 Offering, including the exercise of all Pre-Funded Warrants and prior to deducting placement agent fees and other estimated offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Common Warrants. (See Note 16 – Stockholders’ Equity for more information.)

The Company’s cash, cash equivalents and restricted cash of approximately $4.1 million as of December 31, 2023, which is inclusive of restricted cash of $1.3 million which was deposited in accordance with the Fourth Amendment with Woodforest National Bank (“Woodforest”), is not anticipated to be sufficient to support operations beyond the third quarter of Fiscal 2024, unless the Company reduces its cash burn rate to cover operations further, sublease all or a portion of the San Diego Lease, sells the Facility for amounts above its term note payable, or raise additional capital. (See Note 13 – Debt and Note 23 – Subsequent Events for more information.) As of the filing of this Quarterly Report on Form 10-Q the Company’s cash balance is approximately $3.4 million, which is inclusive of approximately $1.1 million of restricted cash. Regardless of whether the Company is able to reduce its burn rate or sell or out-license certain assets or parts of the business, it will need to raise additional capital in order to fully execute its near and long-term business plans. It is the Company’s goal to implement one or more potential options described above to allow the Company to have a cash runway for at least 12 months from the date of the filing of this Quarterly Report. However, there can be no assurance that the Company will be successful in implementing any of the options that it is evaluating.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the substantial doubt about the Company’s ability to continue as a going concern.

Reverse Stock Split

On September 22, 2022, the Company's Board of Directors (the “Board”) approved the implementation of a reverse stock split (the “Reverse Split”) at a ratio of one-for-twenty-five (1:25) shares of the Company's Common Stock. The Reverse Split was effective as of October 7, 2022.  All share and per share amounts of the Common Stock presented have been retroactively adjusted to reflect the Reverse Split. See Note 16 – Stockholders’ Equity for more information.

On November 27, 2023, the Company’s Board approved the implementation of a reverse stock split (the “2023 Reverse Split”) at a ratio of one-for-twenty (1:20) shares of the Company's Common Stock. The 2023 Reverse Split was effective as of November 29, 2023. All share and per share amounts of the Common Stock presented have been retroactively adjusted to reflect the 2023 Reverse Split. See Note 16 – Stockholders’ Equity for more information.

3.   Discontinued Operations

On November 3, 2022, the Company announced it was seeking to divest its subsidiary, iBio CDMO, in order to complete its transformation into an antibody drug discovery and development company. In conjunction with the divestment, the Company commenced a workforce reduction of approximately 60% of the then current Company staffing levels (a reduction of approximately 69 positions). The Company substantially completed the employee reduction by January 2, 2023.

Through the process of seeking to divest its contract development and manufacturing organization, on February 10, 2023, the Company, entered into an Auction Sale Agreement (the “Auction Sale Agreement”) with Holland Industrial Group, together with Federal Equipment Company and Capital Recovery Group LLC (collectively, the “Auctioneers”) for the sale at public auction of equipment and other tangible personal property (the “Equipment”) located at the Facility.  The Auctioneer guaranteed an amount of gross proceeds from the sale of the Equipment of $2.1 million, which was paid to the Company on February 17, 2023. The auction, which commenced on March 24, 2023 and concluded on March 30, 2023, resulted in total proceeds of approximately $2.9 million.  In accordance with the Auction Sale Agreement, the Company received 80% of the excess proceeds, after Holland Industrial Group’s $0.2 million fee. Total proceeds received in Fiscal 2023 after selling the Equipment were approximately $2.6 million.

Additionally, the Company entered into a Purchase and Sale Agreement to sell the Facility to Majestic Realty for a purchase price of $17,250,000 consisting of: (i) the ground leasehold estate and interest held under the Ground Lease Agreement, dated March 8, 2010, as amended by an Estoppel Certificate and Amendment to Ground Lease Agreement, dated as of December 22, 2015, between iBio CDMO (as assignee from College Station Investors LLC) and the Board of Regents of the Texas A&M University System (together, the “Ground Lease”), related to 21.401 acres in Brazos County, Texas land (the “Land”); (ii) the buildings, parking areas, improvements, and fixtures situated on the Land (the “Improvements”); (iii) all iBio CDMO’s right, title, and interest in and to furniture, personal property, machinery, apparatus, and equipment owned and currently used in the operation, repair and maintenance of the Land and Improvements and situated thereon (collectively, the “Personal Property”); (iv) all iBio CDMO’s rights under the contracts and agreements relating to the operation or maintenance of the Land, Improvements or Personal Property which extend beyond the closing date (the “Contracts”); and (v) all iBio CDMO’s rights in intangible assets of any nature relating to any or all of the Land, the Improvements and the Personal Property (the “Intangibles”; and together with the Ground Lease, Improvements and Personal Property, collectively, the “Property”). On November 7, 2023, the Company received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement, dated as of September 15, 2023, between Majestic Realty and iBio CDMO LLC, pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property. The Property continues to be listed for sale.

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

The Company recorded an additional $3.1 million fixed asset impairment charge in discontinued operations during the second quarter of Fiscal 2024. See Note 5 - Financial Instruments and Fair Value Measurement for more information.

The results of iBio CDMO's operations are reported as discontinued operations for three and six months ended December 31, 2023 and for the three and six months ended December 31, 2022. In addition, those assets and liabilities associated with the discontinued operations of the CDMO that the Company intends to sell have been classified as “held for sale” on the condensed consolidated balance sheets at December 31, 2023 and as of June 30, 2023. The Company has chosen not to segregate the cash flows of iBio CDMO in the condensed consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the condensed consolidated statements of cash flows have been provided below. Unless noted otherwise, discussion in the Notes to the Condensed Consolidated Financial Statements refers to the Company's continuing operations.

The following tables present a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the loss from discontinued operations presented separately in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2023	2022
Revenues	$—	$130
Cost of goods sold	—	22
Gross profit	—	108
Operating expenses:
Research and development	—	2,462
General and administrative	307	1,980
Fixed asset impairments	3,100	17,600
Inventory reserve	—	833
Total operating expenses	3,407	22,875

Other expenses:
Interest expense - term note payable	(316)	(223)
Total other expenses	(316)	(223)

Loss from discontinued operations	$(3,723)	$(22,990)

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2023	2022
Revenues	$—	$186
Cost of goods sold	—	27
Gross profit	—	159
Operating expenses:
Research and development	—	5,524
General and administrative	671	5,236
Fixed asset impairments	3,100	17,600
Gain on sale of fixed assets	(50)	—
Inventory reserve	—	4,933
Total operating expenses	3,721	33,293

Other income (expenses):
Interest expense - term note payable	(674)	(448)
Other	—	(1)
Total other expenses	(674)	(449)

Loss from discontinued operations	$(4,395)	$(33,583)

The following table presents net carrying values related to the major classes of assets that were classified as held for sale at December 31, 2023 and June 30, 2023 (in thousands):

	December 31,	June 30,
	2023	2023
Current assets:
Operating lease right-of-use assets	$1,936	$1,941
Property and equipment, net	13,024	16,124
Total current assets	$14,960	$18,065

Current liabilities:
Operating lease obligation	$1,936	$1,941
Total current liabilities	$1,936	$1,941

The following table presents the supplemental disclosures related to discontinued operations for the condensed consolidated statements of cash flows (in thousands):

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2023	2022
Depreciation expense	$—	$271
Amortization of finance lease right-of-use assets	5	20
Purchase of fixed assets	—	1,070
Fixed asset impairments	3,100	17,600
Inventory reserve	—	4,933
Investing non-cash transactions:
Fixed assets included in accounts payable in prior period, paid in current period	—	1,542

Supplemental cash flow information:
Cash paid during the period for interest	343	187

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on its estimate of uncollectible amounts considering age, collection history, and other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At December 31, 2023 and June 30, 2023, the Company determined that an allowance for doubtful accounts was not needed. The Company had accounts receivable of $1 million at June 30, 2022.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At December 31, 2023 and June 30, 2023, the Company had no contract loss provisions.

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

The Company considers the nature and contractual terms of agreements and assesses whether an agreement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity as described under ASC 808, Collaborative Arrangements (“ASC 808”). For arrangements determined to be within the scope of ASC 808 where a collaborative partner is not a customer for certain research and development activities, the Company accounts for payments received for the reimbursement of research and development costs as a contra-expense in the period such expenses are incurred. If payments from the collaborative partner to the Company represent consideration from a customer in exchange for distinct goods and services provided, then the Company accounts for those payments within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”).

Collaborative revenues generated typically include payment to the Company related to one or more of the following: non-refundable upfront license fees, development and commercial milestones, and partial or complete reimbursement of research and development costs.

For the six months ended December 31, 2023, revenue in the amount of $50,000 was recognized from a non-refundable upfront license fee. No revenue was recognized for all other periods presented.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties for which the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At December 31, 2023 and June 30, 2023, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At  December 31, 2023, June 30, 2023 and June 30, 2022 contract liabilities were $0, $0 and $100,000, respectively. The Company recognized revenue of $36,000 and $48,000 during the three and six months ended December 31, 2022, respectively, that was included in the contract liabilities balance as of June 30, 2022 and was reported in discontinued operations.

Leases

The Company accounts for leases under the guidance of ASC 842, Leases ("ASC 842"). The standard established a right-of-use (“ROU”) model requiring a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classified as either an operating or finance lease. The adoption of ASC 842 had a significant effect on the Company’s balance sheet, resulting in an increase in noncurrent assets and both current and noncurrent liabilities.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2023 and June 30, 2023 consisted of money market accounts. Restricted cash includes $1.1 million held within a Company account at Woodforest Bank for the term note payable (see Note 6 – Significant Transactions, Note 13 – Debt and Note 23 – Subsequent Events), collateral for a letter of credit obtained related to the San Diego operating lease (see Note 15 – Operating Lease Obligations) and collateral for a Company purchasing card. The Company’s bank required an additional 5% collateral held above the actual letters of credit issued for the San Diego lease and Company purchasing card. Restricted cash was approximately $1.3 million and $3.3 million at December 31, 2023 and June 30, 2023, respectively.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	December 31,	June 30,
	2023	2023
Cash and equivalents	$2,788	$4,301
Collateral held for letter of credit - term note payable	1,057	3,025
Collateral held for letter of credit - San Diego lease	198	198
Collateral held for Company purchasing card	17	55
Total cash, cash equivalents and restricted cash	$4,060	$7,579

The collateral held for the letters of credit for the San Diego lease and the Company purchasing card are classified as long-term on the condensed consolidated balance sheets at December 31, 2023 and June 30, 2023.

Investments in Debt Securities

Debt investments were classified as available-for-sale. Changes in fair value were recorded in other comprehensive income (loss). Fair value was calculated based on publicly available market information. Discounts and/or premiums paid when the debt securities were acquired are amortized to interest income over the terms of the debt securities. The Company held no investments in debt securities at December 31, 2023 and June 30, 2023.

Inventory

Inventory is stated at the lower of cost or net realizable value on the first-in, first-out basis. The Company held no inventory at December 31, 2023 and June 30, 2023.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Research and development expense was reported in continuing operations for the three and six months ended December 31. 2023. No research and development expense was reported in discontinued operations for the three and six months ended December 31, 2023. Research and development expense was reported in both continuing operations and discontinued operations for the three and six months ended December 31, 2022.

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

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to 10 years.

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

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the insured amounts. The exposure to the Company is solely dependent upon daily balances and the strength of the financial institutions. The Company has not incurred any losses on these accounts. At December 31, 2023 and June 30, 2023, amounts in excess of insured limits were approximately $3.2 million and $6.9 million, respectively.

Revenue

During the three months ended December 31, 2023, the Company reported no revenue from continuing operations and discontinued operations. During the three months ended December 31, 2022, the Company reported no revenue from continuing operations and generated 100% of its revenue reported in discontinued operations from two customers.

During the six months ended December 31, 2023, the Company reported license revenue from one research collaborator in continuing operations and no revenue in discontinued operations. During the six months ended December 31, 2022, the Company reported no revenue from continuing operations and generated 100% of its revenue reported in discontinued operations from three customers.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to assess impairment of its financial instruments based on its estimate of expected credit losses. Since the issuance of ASU 2016-13, the FASB released several amendments to improve and clarify the implementation guidance. In November 2019, the FASB issued ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date of the various topics. As the Company is a smaller reporting company, the provisions of ASU 2016-13 and the related amendments are effective for Fiscal years, and interim periods within those Fiscal years, beginning after December 15, 2022 (quarter ending September 30, 2023, for the Company). Entities are required to apply these changes through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The adoption of ASU 2016-13 did not impact the Company’s condensed consolidated financial statements.

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

5.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and term note payable in the Company’s condensed consolidated balance sheets approximated their fair values as of December 31, 2023 and June 30, 2023 due to their short-term nature. The carrying value of the promissory note receivable, the term note payable and finance lease obligation approximated to fair value as of December 31, 2023 and June 30, 2023 as the interest rates related to the financial instruments approximated market.

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

The Company initially marketed the CDMO business and during the second quarter of Fiscal 2023, changed its strategy to selling the stand-alone CDMO assets, including the Facility and Equipment.  These assets were assessed for impairment and the analysis resulted in the expected future cash flows from the sale of the Facility and Equipment falling below its carrying value. The Company utilized a market approach, using independent third-party appraisals, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility and Equipment. As a result, the carrying value of the Facility and Equipment was reduced to their estimated fair values of $16,350,000 and $2,100,000, respectively.  In the second quarter of Fiscal 2023, impairment charges were recorded in discontinued operations of $6,300,000 and $11,300,000 for the Facility and Equipment, respectively. In the first quarter of Fiscal 2024, the Company entered into an Purchase and Sale Agreement for the sale of the Property for approximately $17.25 million, and an additional impairment of $0.3 million was recorded in the fourth quarter of Fiscal 2023 to reflect the agreed upon sales price less estimated costs to sell. The carrying amount of the CDMO fixed assets after impairment on June 30, 2023 was approximately $16.1 million. On November 7, 2023, the Company received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement, dated as of September 15, 2023, between Majestic Realty and iBio CDMO LLC, pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property. Upon receiving the termination notice, the Company reassessed the CDMO fixed assets for impairment which included obtaining appraisal values as of November 9, 2023. The Company utilized a market approach, using an independent third-party appraisal, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility and concluded that fair value of the assets approximated their carrying value and no further impairment was required at that time. The CDMO Equipment was sold during the third quarter of Fiscal 2023.

During the second quarter of Fiscal 2024, the Company made the decision to auction the Facility. The Company utilized a market approach, using an independent third-party appraisal, including comparable assets, to estimate the fair value of the Facility. An additional $3.1 million fixed asset impairment was recorded the second quarter of Fiscal 2024 in discontinued operations to write down the carrying value of the Facility to fair value.

The following table shows the fair value of the Company's fixed assets included in Current Assets Held For Sale measured at fair value on a non-recurring basis as of December 31, 2023 (amounts in thousands):

	December 31, 2023
	Fair Value Hierarchy

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Impairments
Building in Bryan, Texas	$—	$—	$12,964	$12,964	$9,700

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

iBio CDMO had held a sublease for the Facility through 2050, subject to extension until 2060 (the “Sublease”) until the purchase of the Facility by the Purchaser as described below.

The Purchase and Sale Agreement

On November 1, 2021, the Purchaser entered into a Purchase and Sale Agreement (the “PSA”) with the Seller pursuant to which: (i) the Seller sold to the Purchaser all of its rights, title and interest as the tenant in the Ground Lease Agreement (the “Ground Lease Agreement”) that it entered into with Texas A&M (the “Landlord’’) related to the land at which the Facility is located together with all improvements pertaining thereto (the “Ground Lease Property”), which previously had been the subject of the Sublease; (ii) the Seller sold to Purchaser all of its rights, title and interest to any tangible personal property owned by Seller and located on the Ground Lease Property including the Facility; (iii) the Seller sold to Purchaser all of its rights, title and interest to all licensed, permits and authorization for use of the Property; and (iv) College Station and iBio CDMO terminated the Sublease. The total purchase price for the Ground Lease Property, the termination of the Sublease and other agreements among the parties, and the equity described below was $28,750,000, which was paid $28,000,000 in cash and by the issuance to Seller of warrants (the “Warrant”) described below. As part of the transaction, iBio CDMO became the tenant under the Ground Lease Agreement for the Ground Lease Property until 2060 upon exercise of available extensions. The base rent payable under the Ground Lease Agreement, which was $151,450 for the current year, is 6.5% of the Fair Market Value (as defined in the Ground Lease Agreement) of the Property. The Ground Lease Agreement includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature.

As discussed above, iBio CDMO is being accounted for as a discontinued operation.  As such, the assets acquired and/or leased are now classified as assets held for sale on the December 31, 2023 and June 30, 2023 condensed consolidated balance sheets.

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

The Credit Agreement

In connection with the PSA, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 Term Loan to purchase the Facility, which Term Loan is evidenced by a term note. The Term Loan was advanced in full on the closing date. See Note 13 – Debt for further information of the Term Loan.

The Warrant

As part of the consideration for the purchase and sale of the rights set forth above, the Company issued to Bryan Capital a Warrant to purchase 2,579 shares of the Common Stock at an exercise price of $665 per share. The Warrant expires October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits. Of the shares issued under the Warrant, 579, which were originally valued at $217,255, reflected the final payment of rent due under the Sublease. The Warrant was recorded in additional paid-in capital with the corresponding activity included in the basis of the purchase price allocation of the Property acquired.  See Note 16 – Stockholders’ Equity for additional information.

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
$7,500,000

On September 16, 2022, the Company entered an Asset Purchase Agreement with RubrYc pursuant to which it acquired substantially all of the assets of RubrYc.  The Company issued 5,117 shares of the Common Stock to RubrYc which were originally valued at approximately $1,000,000 (the “Closing Shares”). Pursuant to the Asset Purchase Agreement, the shares are subject to an initial lockup period and the estimated fair value was calculated as $650,000. The Company also agreed to make potential additional payments of up to $5,000,000 upon the achievement of specified developmental milestones on or before the fifth anniversary of the closing date, payable in cash or shares of the Common Stock, at the Company’s option. In addition, the Company had advanced RubrYc $484,000 to support their operation costs during the negotiation period and incurred transaction costs totaling $208,000, which were also capitalized as part of the assets acquired.  The assets acquired include the patented AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to CCR8, EGFRvIII, MUC16, CD3 and one additional immuno-oncology candidate plus a PD-1 agonist. The Purchase Agreement contained representations, warranties and covenants of RubrYc and the Company.  The acquisition closed on September 19, 2022 after receipt of approval of the NYSE American.

Subsequently after the Company acquired substantially all of the assets of RubrYc in September 2022, RubrYc ceased its operations and completed bankruptcy proceedings in June 2023. The Company recorded an impairment of the investment in the amount of $1,760,000 during the year ended June 30, 2022, which was recorded in the condensed consolidated statement of operations and comprehensive loss under general and administrative expense. The Company also recorded an impairment of current and noncurrent prepaid expense of $288,000 and $864,000, respectively, during the year ended June 30, 2022. The amount was recorded in the condensed consolidated statement of operations and comprehensive loss under research and development expense.

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

Former CEO Departure

Effective December 1, 2022, the Company and Mr. Thomas F. Isett, the former Chief Executive Officer (the “CEO”) and former Chairman of the Board, agreed for Mr. Isett to resign as a member of the Board and relinquish his duties, rights and obligations as the CEO of the Company.

Separation Agreement and General Release

In connection with Mr. Isett’s resignation, the Company entered into a separation agreement and general release with Mr. Isett effective December 1, 2022 (the “Agreement”).  Pursuant to the Agreement, Mr. Isett resigned as CEO of the Company effective December 1, 2022, and remained an employee of the Company until December 31, 2022, on which date his employment with the Company terminated.  Following Mr. Isett’s termination of employment with the Company, pursuant to the Agreement, Mr. Isett receives the severance benefits set forth in his employment agreement, as previously disclosed by the Company, including (i) an amount equal to his base salary in equal bi-monthly installments for twenty-four (24) months; (ii) an amount equal to a pro rata share of his target bonus for the Fiscal 2023; (iii) an amount equal to the target bonus in equal bi-monthly installments for the twenty-four (24) month severance period and (iv) provided that he elects continuation coverage for health insurance under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay the full cost of this benefit for up to eighteen (18) months, or if he has not obtained alternative employer-provided health coverage by the end of the eighteen (18) month COBRA subsidy period, the Company will provide him with a lump-sum cash payment equal to six (6) times the monthly amount paid by the Company for the COBRA subsidy.  The Agreement includes a general release of claims by Mr. Isett. The Company accrued approximately $2.13 million to general and administrative expenses in the second quarter of Fiscal 2023. As of December 31, 2023, approximately $1.1 million is recorded in accrued expenses on the condensed consolidated balance sheets.

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

For the three months ended December 31, 2023 and 2022, interest income amounted to $22,000 and $19,000, respectively. For the six months ended December 31, 2023 and 2022, interest income amounted to $44,000 and $38,000, respectively. As of December 31, 2023 and June 30, 2023, the Note balance and accrued interest, which have been classified as long term, totaled $1,750,000 and $1,706,000, respectively.

8.   Investments in Debt Securities

The Company did not hold any investments in debt securities at December 31, 2023 and June 30, 2023. Amortization of premiums paid on the debt securities amounted to $0 and $26,000 for the three months ended December 31, 2023 and 2022, respectively. Amortization of premiums paid on the debt securities amounted to $0 and $62,000 for the six months ended December 31, 2023 and 2022, respectively. No realized gains on available-for-sale debt securities were recognized for the three and six months ended December 31, 2023 and 2022.

9.   Finance Lease ROU Assets

As discussed above, the Company assumed three equipment leases as part of the RubrYc asset acquisition. In addition, the Company leased a mobile office trailer which was classified as part of assets held for sale prior to its termination. The mobile office trailer lease was terminated in December 2022. See Note 14 – Finance Lease Obligations for more details of the terms of the leases.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	December 31,	June 30,
	2023	2023
ROU - Equipment	$814	$814
Accumulated amortization	(339)	(204)
Net finance lease ROU assets	$475	$610

Amortization of finance lease ROU assets was approximately $68,000 and $55,000 for the three months ended December 31, 2023 and 2022, respectively. Amortization of finance lease ROU assets approximately $136,000 and $68,000 for the six months ended December 31, 2023 and 2022, respectively.

10.   Operating Lease ROU Assets

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California (the “San Diego Lease”).  Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000.  The net carrying amount of this ROU operating lease asset was $2,565,000 and $2,722,000 at December 31, 2023 and June 30, 2023, respectively.

Bryan, Texas

On November 1, 2021, as discussed above, iBio CDMO acquired the Facility and became the tenant under the Ground Lease Agreement upon which the Facility is located. Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $1,967,000. The net amount of this ROU operating lease asset is included in assets held for sale. See Note 15 – Operating Lease Obligation for additional information.

11.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	December 31,	June 30,
	2023	2023

Building and improvements	$695	$695
Machinery and equipment	3,521	3,521
Office equipment and software	403	403
	4,619	4,619
Accumulated depreciation	(729)	(400)
Net fixed assets	$3,890	$4,219

Depreciation expense reported in continuing operations was approximately $164,000 and $115,000 for the three months ended December 31, 2023 and 2022. Depreciation expense reported in continuing operations was approximately $329,000 and $115,000 for the six months ended December 31, 2023 and 2022.

At December 31, 2023 and June 30, 2023 fixed assets held for sale in the amounts of $13,024,000 and $16,124,000, respectively, are included in assets held for sale.  The depreciation expense for the three months ended December 31, 2023 and 2022 was $0 and $271,000, respectively, and is reported as part of loss from discontinued operations. The depreciation expense for the six months ended December 31, 2023 and 2022 was $0 and $271,000, respectively, and is reported as part of loss from discontinued operations.

The Company re-evaluated its business strategy and reviewed its product portfolio during Fiscal 2023 which resulted in an impairment charge of approximately $17.9 million to the assets held for sale. An additional $3.1 million fixed asset impairment charge related to the assets held for sale was recorded in the second quarter of Fiscal 2024. See Note 5 – Financial Instruments and Fair Value Measurement for more information.

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

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	December 31,	June 30,
	2023	2023
Intellectual property – gross carrying value	$400	$400
Intellectual property – accumulated amortization	(25)	(15)
Total definite lived intangible assets, net of accumulated amortization	375	385

License - indefinite lived	5,003	5,003

Total net intangible assets	$5,378	$5,388

Amortization expense was approximately $5,000 and $49,000 for the three months ended December 31, 2023 and 2022, respectively. Amortization expense was approximately $10,000 and $116,000 for the six months ended December 31, 2023 and 2022, respectively.

See Note 4 - Summary of Significant Accounting Policies and Note 5 – Financial Instruments and Fair Value Measurement for more information.

13.   Debt

The Credit Agreement

In connection with the PSA, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 Term Loan to purchase the Facility, which Term Loan is evidenced by a term note (the “Term Note”) (for a complete description of the transaction please see Note 6 – Significant Transactions). The Term Loan was advanced in full on the closing date. The Term Loan bore interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest is payable monthly beginning November 5, 2021. Principal on the Term Loan was originally payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provides that it may be prepaid by iBio CDMO at any time and provides for mandatory prepayment upon certain circumstances.

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

On May 10, 2023, iBio CDMO and Woodforest entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which within the Fifth Amendment Woodforest agreed to: (i) waive the Company’s obligation to deliver to Woodforest an executed copy of a Purchase Agreement for the sale of the Facility no later than April 14, 2023 and, (ii) release $500,000 of the $3.0 million being held in a Company account at Woodforest when the outstanding principal amount is reduced to $10.0 million and for each additional $2.5 million reduction of the outstanding principal amount, an additional $750,000 will be released from the Company account at

Woodforest. In addition, starting on the effective date of the Fifth Amendment, the interest on the Term Loan increased to 5.25%, and the Term Loan further accrued interest, payable in kind and added to the balance of the outstanding principal amount at a fixed rate per annum equal to (a) 1.00%, if the Facility is sold on or before June 30, 2023, (b) 2.00% if the Facility is sold after June 2023, but on or before September 30, 2023, or (c) 3.00%, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date. The Company also agreed to pay Woodforest a fee in the amount of (x) $75,000 if the Facility is sold on or before June 30, 2023, (y) $100,000 if the Facility is sold after June 2023, but on or before September 30, 2023, or (z) $125,000, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date.

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

On December 22, 2023, iBio CDMO and Woodforest entered into the Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement, which amendment among other things, amends the Credit Agreement to: (i) set the Maturity Date of the Term Loan to the earlier of (a) March 29, 2024, or (b) the acceleration of maturity of the Term Loan in accordance with the Credit Agreement; (ii) reduce the interest rate from 5.25% to 4.5% and increase the payment in kind from 3% to 4.5%; and (iii) permit the Company, so long as no Potential Default or Default (as such terms are defined in the Credit Agreement) exists to make a withdrawal from the Reserve Funds Deposit Account (as defined in the Credit Agreement) so long as the Company maintains a minimum balance of $900,000 until Payment in Full (as defined in the Credit Agreement). The Eighth Amendment provides that the Company will use its best efforts to consummate and close a sale of the Collateral (as defined in the Credit Agreement) on or before the Maturity Date. The amendment also increased the fees payable by Borrower to Woodforest by $10,000. Accordingly, per the amendment, on the earlier of (a) the closing of the sale of the Collateral, or (b) the Maturity Date, the Borrower will pay Woodforest a fee in the amount of $155,000. Subsequent to executing the Eighth Amendment, the Company withdrew an additional $150,000 of the restricted funds. The amount held in the restricted bank account was approximately $900,000 as of February 9, 2024.

At December 31, 2023, the balance of the Term Loan was $12,655,000.  At June 30, 2023, the balance was $12,937,000 which consisted of the Term Note of $13,057,000, net of approximately $120,000 of deferred finance costs.

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research site. The financing is payable in monthly installments of $16,230 through October 2025. At December 31, 2023, the balance owed under the financing was $323,000. Interest incurred under the financing for the three months ended December 31, 2023 and 2022 totaled approximately $9,000 and $7,000, respectively. Interest incurred under the financing for the six months ended December 31, 2023 and 2022 totaled approximately $19,000 and $7,000, respectively.

Future minimum payments under the finance lease obligation are due as follows (in thousands):

Fiscal period ending on December 31:	Principal	Interest	Total
2024	$168	$26	$194
2025	155	8	163

Total minimum equipment financing payments	323	$34	$357
Less: current portion	(168)
Long-term portion of minimum equipment financing obligation	$155

Insurance Premium Financing

On October 30, 2023, the Company entered into an insurance premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., whereby approximately $597,000 was borrowed over ten months at an imputed interest rate of 8.5%. The financing is payable in monthly installments of $62,095 through August 2024.  At December 31, 2023, the balance owed under the financing was approximately $481,000. Interest incurred under the financing for the three and six months ended December 31, 2023, totaled approximately $8,000.

Future minimum payments under the insurance premium financing obligation are as follows (in thousands):

Fiscal period ending on December 31:	Principal	Interest	Total
2024	$481	$15	$496

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

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2023	2022
Finance lease cost:
Amortization of ROU assets	$68	$75
Interest on lease liabilities	13	16
Total lease cost	$81	$91

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance lease	$—	$—
Financing cash flows from finance lease obligations	$67	$72

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2023	2022
Finance lease cost:
Amortization of ROU assets	$136	$88
Interest on lease liabilities	27	17
Total lease cost	$163	$105

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$133	$82

	December 31,		June 30,
	2023		2023
Finance lease ROU assets	$475		$610
Finance lease obligation - current portion	$285		$272
Finance lease obligation - noncurrent portion	$205		$351
Weighted-average remaining lease term - finance lease	1.67	years	2.17	years
Weighted-average discount rate - finance lease obligation	9.50%		9.50%

Future minimum payments under the finance lease obligation are as follows (in thousands):

Fiscal year ending on December 31:	Principal	Interest	Total
2024	$285	$35	$320
2025	205	7	212

Total minimum lease payments	490	$42	$532
Less: current portion	(285)
Long-term portion of minimum lease obligations	$205

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

San Diego

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California.  Terms of the lease include the following:

●	The length of term of the lease is 88 months from the lease commencement date (as defined).
●	The lease commencement date was estimated to be on or around January 1, 2022.
●	The monthly rent for the first year of the lease is $51,223 and increases approximately 3% per year.
●	The lease provides for a base rent abatement for months two through five in the first year of the lease.
●	The Landlord provided a tenant improvement allowance of $81,860 to be used for improvements as specified in the lease.
●	The Company is responsible for other expenses such as electric, janitorial, etc.
●	The Company opened an irrevocable letter of credit in the amount of $188,844 in favor of the Landlord. The letter of credit expires on October 8, 2023 and renews annually as required.

As discussed above, the lease provides for scheduled increases in base rent and scheduled rent abatements. Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess (formerly classified as deferred rent) is shown as a reduction of the operating lease ROU asset in the accompanying condensed consolidated balance sheets.

The following tables present the components of lease expense and supplemental balance sheet information related to the operating lease obligation (in thousands).

	Three Months Ended December 31,
	2023	2022
Operating lease cost:	$141	$140
Total lease cost	$141	$140

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$141	$140
Operating cash flows from operating lease obligation	$158	$48

	Six Months Ended December 31,
	2023	2022
Operating lease cost:	$282	$281
Total lease cost	$282	$281

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$282	$281
Operating cash flows from operating lease obligation	$313	$51

Future minimum payments under the operating lease obligation are as follows (in thousands):

Fiscal year ending on December 31:	Principal	Imputed Interest	Total
2024	$412	$228	$640
2025	462	196	658
2026	518	161	679
2027	577	121	698
2028	643	77	720
Thereafter	712	29	741

Total minimum lease payments	3,324	$812	$4,136
Less: current portion	(412)
Long-term portion of minimum lease obligation	$2,912

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

The Company issued 1,000 shares of Series 2022 Preferred and received proceeds of $270.  Pursuant to the terms of the preferred stock, the Company’s Board converted the Preferred Stock to 2 shares of Common Stock on July 19, 2022.

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

On November 1, 2021, the Company purchased the Preferred Tracking Stock held by Bryan Capital. No Preferred Tracking Stock remains outstanding. As a result, the iBio CDMO subsidiary and its intellectual property are now wholly owned by iBio.

Common Stock

The number of authorized shares of the Common Stock is 275 million.

Reverse Stock Splits

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

On November 27, 2023, the Company approved a proposal at the 2023 Annual Meeting of Stockholders (the “Annual Meeting”) to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s Common Stock, par value $0.001 per share, at a ratio between one-for-five to one-for-twenty, with the ratio within such range to be determined at the discretion of the Company’s Board of Directors (the “Board”), without reducing the authorized number of shares of Common Stock. Following the Annual Meeting, the Board approved a final split ratio of one-for-twenty (1:20). Following such approval, on November 28, 2023, the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the reverse stock split, with an effective time of 12:01 a.m. Eastern Time on November 29, 2023 (the “2023 Reverse Stock Split”). As a result of the 1:20 Reverse Stock Split, each twenty (20) pre-split shares of Common Stock outstanding automatically combined into one (1) new share of Common Stock without any action on the part of the holders. No fractional shares were issued in connection with the 2023 Reverse Stock Split. In lieu of fractional shares, any person who would otherwise be entitled to a fractional share of Common Stock as a result of the reclassification and combination following the effective time of the 2023 Reverse Stock Split (after taking into account all fractional shares of Common Stock otherwise issuable to such holder) were entitled to receive a cash payment equal to the number of shares of the Common Stock held by such stockholder before the 2023 Reverse Stock Split that would otherwise have been exchanged for such fractional share interest multiplied by the average closing sales price of the Common Stock as reported on the NYSE American for the ten days preceding November 29, 2023.

Recent issuances of Common Stock include the following:

Cantor Fitzgerald Underwriting

On November 25, 2020, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of Common Stock, from time to time, through an “at-the-market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent.  During the three months ended September 30, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 170,989 shares of Common Stock.  The Company received net proceeds of approximately $1.7 million.

In Fiscal year ended June 30, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 289,143 shares of Common Stock.  The Company received net proceeds of approximately $6.4 million during the Fiscal year ended June 30, 2023 and held a subscription receivable for approximately $204,000 at June 30, 2023 for proceeds received on July 6, 2023.

The Company is no longer eligible to sell securities pursuant to its registration statement on Form S-3, including pursuant to the Sales Agreement, from the date of the filing of the Annual Report on Form 10-K until March 1, 2024 due to its late filing of its Quarterly Report on Form 10-Q for the quarter ended December 31, 2022.

RubrYc Transaction

On September 19, 2022, the Company issued 5,117 shares valued at approximately $1,000,000 to RubrYc as part of the payment for purchasing the assets of RubrYc.

Wainwright Underwriting

On December 6, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”). Pursuant to the Underwriting Agreement, the Company agreed to sell to Wainwright, in a firm commitment underwritten offering (the “2022 Offering”) (i) 76,538 shares of the Company’s Common Stock, (ii) pre-funded warrants (the “2022 Pre-Funded Warrants”) to purchase up to 91,730 shares of Common Stock, (iii) Series A Common Stock purchase warrants (the “Series A Warrants”) to purchase up to 168,269 shares of Common Stock and (iv) Series B Common Stock purchase warrants (the “Series B Warrants” and together with the Series A Warrants, the “2022 Warrants”) to purchase up to 168,269 shares of Common Stock.  The 2022 Offering closed on December 9, 2022.

Wainwright acted as the sole book-running manager for the 2022 Offering. The Company paid Wainwright an underwriting discount equal to 7.0% of the gross proceeds of the offering, and reimbursed Wainwright for the legal fees and certain expenses.  Pursuant to the

Underwriting Agreement, the Company has granted Wainwright a 30-day option to purchase up to an additional 25,240 shares of Common Stock and/or 2022 Common Warrants to purchase up to an additional 50,480 shares of Common Stock at the public offering price, less the underwriting discounts and commissions, solely to cover over-allotments. Wainwright elected to purchase 25,240 Series A Warrants and 25,240 Series B Warrants.

The Company has also agreed to issue to Wainwright, as the representative of the underwriters, warrants (the “Representative’s Warrants”) to purchase a number of shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and 2022 Pre-Funded Warrants being offered in the 2022 Offering. Wainwright received warrants to purchase up to 10,096 shares of Common Stock.

The Company received net proceeds of approximately $2,864,000 after deducting underwriting discounts, commissions and other issuance costs for the 2022 Offering.

Securities Purchase Agreement

On December 5, 2023, the Company entered into a securities purchase agreement with certain Purchasers identified on the signature pages of the Purchase Agreement, pursuant to which the Company agreed to issue and sell, in the 2023 Offering, (i) 600,000 Shares of the Company’s Common Stock, (ii) 1,650,000 Pre-Funded Warrants exercisable for an aggregate of 1,650,000 shares of Common Stock, (iii) 2,250,000 Series C Common Warrants exercisable for an aggregate of 2,250,000 shares of Common Stock, and (iv) 2,250,000 Series D Common Warrants exercisable for an aggregate of 2,250,000 shares of Common Stock. The 2023 Offering closed on December 7, 2023.  The combined purchase price of each share of Common Stock and the accompanying Common Warrants was $2.00 (the “Offering Price”).

The Company agreed to pay the Placement Agents an aggregate cash fee equal to 5.5% of the gross proceeds received by the Company from the sale of the securities in the 2023 Offering. Pursuant to the placement agency agreement, dated December 5, 2023, entered into by and between the Company and the Placement Agents (the “Placement Agency Agreement”), the Company also agreed to reimburse the Placement Agents for their accountable offering-related legal expenses in an amount up to $75,000 and pay a non-accountable expense allowance of up to $15,000.

The Company received net proceeds of approximately $4 million in the 2023 Offering after deducting commissions and other issuance costs. Approximately $369,000 of issuance costs are reported in accrued expenses in the condensed consolidated balance sheet at December 31, 2023.

Vesting of Restricted Stock Units “RSUs”

During the first quarter of Fiscal 2024, RSUs for 4,467 shares of Common Stock were vested.

During the second quarter of Fiscal 2024, RSUs for 4,951 shares of Common Stock were vested.

Warrants

Bryan Capital

As discussed above, the Company issued to Bryan Capital a Warrant to purchase 2,579 shares of the Common Stock of the Company at an exercise price of $665 per share. The Warrant expires October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits.

Wainwright

As discussed above, the Company issued various warrants with the following terms:

●	2022 Pre-Funded Warrants – Immediately exercisable at an exercise price of $0.001 per share. All of the 2022 Pre-Funded Warrants were exercised in December 2022.
●	Class A Warrants – Immediately exercisable at an exercise price of $20.80 per share for a term of five years.
●	Class B Warrants – Immediately exercisable at an exercise price of $20.80 per share for a term of two years.
●	Representative Warrants – Immediately exercisable at an exercise price of $26.00 per share for a term of five years.

No 2022 Warrants or Common Warrants were exercised during the three and six months ended December 31, 2023.

On August 4, 2023, the Company agreed to amend the exercise price with certain holders of the Series A Warrants and Series B Warrants that were acquired from the Company in the 2022 Offering that was completed in December 2022. Under the amended warrants, the Company agreed to amend existing Series A Warrants to purchase up to 173,795 shares of common stock and existing Series B Warrants to purchase up to 102,900 shares of common stock that were previously issued in December 2022 to the certain investors in the public offering, with exercise prices of $20.80 per share (the “Existing Warrants”), to lower the exercise price of the Existing Warrants to $10.00 per share.

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

Beginning on the Commencement Date and for a period of up to 24 months thereafter, under the terms and subject to the conditions of the Purchase Agreement, from time to time, at the Company’s discretion, it had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park was obligated to purchase, up to $10 million of shares of Common Stock, subject to certain limitations set forth in the Purchase Agreement. Specifically, from time to time from and after the Commencement Date, the Company could, at  its discretion, on any single business day on which the closing price of the common stock on the NYSE American is equal to or greater than $3.00, by written notice delivered to Lincoln Park, direct Lincoln Park to purchase up to 5,000 shares of Common Stock on such business day, at a purchase price per share that will be determined and fixed in accordance with the Purchase Agreement at the time the Company delivers such written notice to Lincoln Park (each, a “Regular Purchase”); provided, however, that the maximum number of shares the Company may sell to Lincoln Park in a Regular Purchase may be increased to up to (i) 7,500 shares, if the closing sale price of the Common Stock on the NYSE American on the applicable purchase date is not below $20.00, and (ii) 10,000 shares, if the closing sale price of the Common Stock on the applicable purchase date is not below $40.00; provided, however, that Lincoln Park’s maximum purchase commitment in any single Regular Purchase may not exceed $500,000. The foregoing share amounts and per share prices will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring after the date of the Purchase Agreement with respect to the Common Stock. The purchase price per share of Common Stock sold in each such Regular Purchase, if any, will be based on market prices of the Common Stock immediately preceding the time of sale, calculated as set forth in the Purchase Agreement.

In addition, provided that the Company had directed Lincoln Park to purchase the maximum amount of shares that it is then able to sell to Lincoln Park in a Regular Purchase on a particular business day on which the closing price of the common stock on the NYSE American is equal to or greater than $4.00, then in addition to such Regular Purchase, the Company may, in its sole discretion, also direct Lincoln Park to purchase additional shares of Common Stock in an “accelerated purchase,” and one or more “additional accelerated purchases” on the business day immediately following the purchase date for such Regular Purchase, as provided in the Purchase Agreement. The purchase price per share of Common Stock sold to Lincoln Park in each accelerated purchase and additional accelerated purchase, if any, will be based on market prices of the Common Stock at the time of sale on the applicable purchase date for such accelerated purchase and such additional accelerated purchase(s), as applicable, calculated as set forth in the Purchase Agreement. There are no upper limits on the price per share that Lincoln Park must pay for shares of Common Stock in any purchase under the Purchase Agreement.

The Company controlled the timing and amount of any sales of Common Stock to Lincoln Park pursuant to the Purchase Agreement. Lincoln Park had no right to require the Company to sell any shares of Common Stock to Lincoln Park, but Lincoln Park was obligated to make purchases as the Company directs, subject to certain conditions.

As consideration for Lincoln Park’s commitment to purchase shares of Common Stock at the Company’s direction pursuant to the Purchase Agreement, the Company issued 10,573 shares of Common Stock to Lincoln Park as commitment shares (the “Initial Commitment Shares”) and agreed to issue 10,573 additional shares of Common Stock to Lincoln Park as commitment shares (the “Additional Commitment Shares” and, collectively with the Initial Commitment Shares, the “Commitment Shares”) at such time as the Company had received an aggregate of $5,000,000 in cash proceeds from Lincoln Park from sales of Common Stock to Lincoln Park, if any, that it elects, in its sole discretion, to make from time to time from and after the Commencement Date, pursuant to the Purchase Agreement.

During the first quarter of Fiscal 2024, Lincoln Park purchased pursuant to the Purchase Agreement 181,141 shares of Common Stock and the Company received net proceeds of approximately $1.2 million.  During the second quarter of Fiscal 2024, an additional 21,457 shares of Common Stock were sold to Lincoln Park under the Purchase Agreement and the Company received net proceeds of approximately $122,000.

A.G.P./Alliance Global Partners

On December 7, 2023, the Company, completed the 2023 Offering of (i) 600,000 shares Common Stock, (ii) 1,650,000 Pre-Funded Warrants exercisable for an aggregate of 1,650,000 shares of Common Stock, (iii) 2,250,000 Series C Common Warrants exercisable for an aggregate of 2,250,000 shares of Common Stock, and (iv) 2,250,000 Series D Common Warrants exercisable for an aggregate of 2,250,000 shares of Common Stock exercisable for an aggregate of 2,250,000 shares of Common Stock. The terms of the  Pre-Funded Warrants, Series C Common Warrants and Series D Common Warrants were described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023, which description is incorporated by reference herein.

Each share of Common Stock and Pre-Funded Warrant, as applicable, was sold together with one Series C Common Warrant to purchase one share of Common Stock and one Series D Common Warrant to purchase one share of Common Stock. The combined purchase price of each share of Common Stock and the accompanying Common Warrants was the Offering Price and the combined purchase price of each Pre-Funded Warrant and the accompanying Common Warrants was $1.9999, which is equal to the combined purchase price per share of Common Stock and accompanying Common Warrants, minus the exercise price of each Pre-Funded Warrant of $0.0001. The Series C Common Warrants and the Series D Common Warrants have an exercise price of $2.00 per share and are immediately exercisable. The Series C Common Warrants will expire two (2) years from the date of issuance and the Series D Common Warrants will expire five (5) years from the date of issuance.

During the second quarter of Fiscal 2024, 1,236,000 of Pre-Funded Warrants were exercised. No Common Warrants were exercised during the three and six months ended December 31, 2023.

During the third quarter of Fiscal 2024, 240,000 of Pre-Funded Warrants were exercised.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Basic and diluted numerator:

Net loss from continuing operations	$(4,488)	$(10,563)	$(9,562)	$(18,100)

Net loss from discontinued operations	$(3,723)	$(22,990)	$(4,395)	$(33,583)

Net loss - total	$(8,211)	$(33,553)	$(13,957)	$(51,683)

Basic and diluted denominator:

Weighted-average common shares outstanding	1,856	490	1,525	466

Per share amount - continuing operations	$(2.42)	$(21.54)	$(6.27)	$(38.82)
Per share amount - discontinued operations	$(2.00)	$(46.89)	$(2.88)	$(72.03)
Per share amount - total	$(4.42)	$(68.43)	$(9.15)	$(110.85)

In Fiscal 2024 and Fiscal 2023, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of December 31, 2023 and 2022, shares issuable which could potentially dilute future earnings were as follows:

	December 31,
	2023	2022

	(in thousands)
Stock options	36	36
Restricted stock units	3	11
Warrants	5,339	399
Shares excluded from the calculation of diluted loss per share	5,378	446

18.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	December 31,
	2023	2022
Research and development	$142	$15
General and administrative	312	900
Total	$454	$915

	Six Months Ended
	December 31,
	2023	2022
Research and development	$195	$56
General and administrative	1,020	1,985
Total	$1,215	$2,041

In addition, share-based compensation expense included in loss from discontinued operations totaled approximately $2,000 and $211,000 for the three months ended December 31, 2023 and 2022, respectively, and $6,000 and $308,000 for the six months ended December 31, 2023 and 2022, respectively.

Stock Options

iBio, Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”)

On December 9, 2023, the Company adopted the 2023 Plan for employees, officers, directors and external service providers which is the successor to the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) and once approved became effective on January 1, 2024.

The maximum number of shares of Common Stock reserved and available for issuance under the 2023 Plan is 1,200,000 shares (the “Limit”).  In addition, such Limit shall automatically increase on January 1 of each calendar year commencing on January 1, 2025 and ending on (and including) January 1, 2033, by a number of shares of Common Stock equal to five percent (5%) of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year; provided, however, that the Board may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock, provided further that the Limit, as in effect at any time, shall be adjusted as a result of any reorganization, recapitalization, reclassification, stock dividend, extraordinary cash dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. The 2023 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2023 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board and $1,500,000 for any non-executive chair of the Company’s Board should one be appointed. Notwithstanding the foregoing, the independent members of the Board may make exceptions to such limits in extraordinary circumstances. The term of the 2023 Plan will expire on the tenth anniversary of the date the Plan is approved by the stockholders.

Vesting of service awards are determined by the Board and stated in the award agreements. In general, vesting occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria is satisfied. The Company uses historical data to estimate forfeiture rates.

As of December 31, 2023, no awards have been granted under the 2023 Plan.

iBio, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”)

On December 9, 2020, the Company adopted the 2020 Plan for employees, officers, directors and external service providers. The total number of shares of Common Stock reserved under the 2020 Plan is 64,000 shares of Common Stock for issuance pursuant to the grant of new awards under the 2020 Plan. The 2020 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2020 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board and $1,500,000 for any non-executive chair of the Company’s Board should one be appointed. Notwithstanding the foregoing, the independent members of the Board may make exceptions to such limits in extraordinary circumstances. The term of the 2020 Plan will expire on the tenth anniversary of the date the Plan is approved by the stockholders.

Vesting of service awards are determined by the Board and stated in the award agreements. In general, vesting occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria is satisfied. The Company uses historical data to estimate forfeiture rates.

Under the 2020 Plan, 20,275 common shares have been issued pursuant to past exercises, 38,610 common shares are reserved for past grants, and the remaining 5,115 common shares will no longer be available for future grants as of December 31, 2023.

Stock options issued

During the first quarter of Fiscal year 2024, the Company granted stock option agreements to various employees to purchase 23,650 shares of the Common Stock at an exercise price of $7.00 per share. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Weighted-average risk-free interest rate	4.52%
Dividend yield	0%
Volatility	157.77%
Expected term (in years)	4.2

No stock option agreements were granted during the second quarter of Fiscal year 2024.

RSUs

No RSUs were granted during the first or second quarters of Fiscal year 2024.

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

All cash payments owed pursuant to the terms of the Settlement Agreement have been received as of December 31, 2023.

20.   Income Taxes

The Company recorded no income tax expense for the three months ended December 31, 2023 because the estimated annual effective tax rate was zero. As of December 31, 2023, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

21.  Commitments and Contingencies

CRO Agreement

On October 10, 2022, the Company entered into an agreement with a CRO for cell line development and master cell banking to produce iBio-101 in addition to process development and GMP manufacturing of iBio-101 drug substance and drug product to support GLP toxicology and Phase 1 clinical studies. The Company incurred costs of $0 and $0.2 million for the three and six months ended December 31, 2023, respectively, and has incurred total costs of approximately $1.4 million since the project's inception.  The Company has no further commitment for additional costs.

Inflation

Although the Company has not experienced any material adverse effects on its business due to increasing inflation, it has raised operating costs for many businesses and, in the future, could impact demand or pricing of manufacturing services, foreign exchange rates or employee wages. The Company is actively monitoring the effects these disruptions and increasing inflation could have on its operations.

22.   Employee 401(k) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(k) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended December 31, 2023 and 2022, employer contributions made to the Plan totaled approximately $30,000 and $86,000, respectively. For the six months ended December 31, 2023 and 2022, employer contributions made to the Plan totaled approximately $79,000 and $190,000, respectively. In addition, employer contributions included in loss from discontinued operations totaled approximately $0 and $90,000 for the three months ended December 31, 2023 and 2022, respectively, and approximately $10,000 and $161,000 for the six months ended December 31, 2023 and 2022, respectively.

23.   Subsequent Events

Credit and Security Agreement

On January 16, 2024, the Company entered into a credit and security agreement (the “Credit and Security Agreement”) with Loeb Term Solutions LLC, an Illinois limited liability company (“Lender”), for a term loan or equipment line of credit loan (the “Loan”) pursuant to which the Company issued to Lender a term promissory note in the principal amount of $1,071,572 (the “2024 Term Note”) bearing interest at the Prime Rate, as quoted in the Wall Street Journal plus 8.5% (the “Effective Rate”), for proceeds of $1,027,455.23 after payment of $42,862.88 to Lender as an origination fee, $1,172.89 for appraisal costs, and $75.00 for bank wire fees.

The 2024 Term Note provides for monthly payments of principal and interest based on a four-year amortization period, with a balloon payment of all principal, accrued interest and any other amounts due on the two year anniversary of the 2024 Term Note. The Credit and Security Agreement granted to Lender a security interest in substantially all of the Company’s assets other than any intellectual property related to any of the Company’s filed patents (the “Loeb Collateral”) to secure the Company’s obligations under the 2024 Term Note. The 2024 Term Note is subject to a prepayment fee of: 4% of the principal amount being prepaid if the 2024 Term Note is prepaid during the first 12 months from its issuance, and 3% of the principal amount being prepaid if the Term Note is prepaid during the second 12 months from its issuance date.

The Credit and Security Agreement provides that the Company may request that Lender make further loan advances to the Company subject to certain conditions, including that the Company is not otherwise in default under the Credit and Security Agreement and its obligations and liabilities to Lender do not exceed a borrowing base equal to the lesser of: (a) eighty percent (80.0%) of the forced liquidation value of the Company’s Eligible Equipment as determined by Lender in its sole reasonable discretion, or (b) a monthly dollar amount. The Credit and Security Agreement defines “Eligible Equipment” as equipment that (a) is owned by the Company free of any title defect or any lien or interest of any person except the lien in favor of the Lender; (b) is located at locations permitted by the Credit and Security Agreement; (c) in the Lender’s reasonable opinion, is not obsolete, unsalable, damaged or unfit for further use; (d) is appraised by an appraiser satisfactory to the Lender; (e) complies with any representation or warranty with respect to equipment contained in the Credit and Security Agreement; and (f) is otherwise acceptable to the Lender in its reasonable discretion.

The Company’s obligations to Lender under the 2024 Term Note and Credit Security Agreement are further secured by an validity guarantee, dated January 16, 2024 (the “Validity Guarantee”), executed by Dr. Martin Brenner and Felipe Duran in their individual capacity (the “Indemnitors’) for the benefit of Lender. The Validity Guarantee provides that the Indemnitors will indemnify the Lender from any loss or damage, including any actual, consequential or incidental loss or damage, suffered by Lender as a result of, or arising out of, among other things, any willful or intentional misrepresentation or gross negligence by the Company in connection with the Loan and any acts of fraud, conversion, misappropriation or misapplication of funds or proceeds of any Loeb Collateral by the Company or the Indemnitors.

The Credit and Security Agreement contains customary events of default. If an event of default occurs, the 2024 Term Note provides that regardless of whether the Lender elects to accelerate the maturity of the 2024 Term Note, the entire principal remaining unpaid hereunder shall thereafter bear interest at the rate equal to the Effective Rate plus 6% per annum.

Vesting of RSUs

During the third quarter of Fiscal 2024, RSUs for 541 shares of Common Stock were vested.

RSU Grant

During the third quarter of Fiscal 2024, the Compensation Committee of the Board of the Company approved a special equity award program pursuant to which it awarded to its employees an aggregate of 78,800 RSUs under the Company’s 2023 Plan, vesting quarterly over 12 months. The grant-date fair value of the RSUs totaled approximately $93,000.

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

Forward-Looking Statements

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “plan,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report, as well as in the section titled “Risk Factors” in our Annual Report. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, believed, estimated or expected. The forward-looking statements contained in this Report represent our estimates as of the date of this Report (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so unless otherwise required by securities laws.

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

Our strategic approach to fulfilling our mission is outlined as follows:

●	Elevate Epitope Discovery: We believe we lead the field with our patented AI-engine uncovering "hard to develop" molecules. Our unparalleled epitope engine stands out by allowing the ability to target select regions of a protein, potentially removing the lengthy trial and error out of mAb discovery. This capability is expected to improve probability of success while at the same time, reduces costs commonly caused by having an iterative process. Our epitope engine is engineered to match its target, refined for stability and optimized for water solubility, allowing us to identify new drug candidates that have failed or have been abandoned due to their complexity.
●	Capital Efficient Business Approach: Our strategic business approach is structured around the following pillars of value creation:
o	Strategic Partnerships: We are leveraging our platform and pipeline by forming strategic partnerships. Our aim is to become the preferred partner for major pharmaceutical and biotechnology companies seeking rapid and cost-effective integration of complex molecules into their portfolios, de-risking their early-stage pre-clinical work. Additionally, a rich array of fast follower molecules within our pre-clinical pipeline holds the potential to drive substantial partnerships, opening doors to innovative projects. By tapping into our platform, infrastructure, and expertise, partners have the potential to streamline timelines, reduce costs tied to biologic drug discovery applications and cell line process development, and expedite preclinical programs with efficiency.
o	Tech Licensing in Diverse Therapeutic Areas: In pursuit of adding value, we are exploring partnerships in diverse therapeutic domains such as CNS or vaccines. Our intention is to license the AI tech stack, extending its benefits to our partners and amplifying its biological impact and insights. This strategic approach enables us to capitalize on the value of our meticulously curated data while empowering collaborations and innovations, while at the same time allowing us to focus on both the platform and our core therapeutic area, oncology.
o	Developing and Advancing Our In-house Programs Cost Effectively: Clinical advancement is crucial for drug discovery. We are actively looking for opportunities to progress our internal pre-clinical programs, with a focal point on oncology, steadily reinforcing our pre-clinical pipeline.
●	Unwavering Investment in Advancing the Platform: We maintain an unwavering commitment to invest in our platform, continually unlocking the potential of biology through AI and machine learning – the pinnacle of being on the forefront of machine learning advancing algorithms and models in order to improve its predictive power and reduce the time it takes to find a viable molecule.

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

The fully human antibody library is built upon clinically validated, entirely human antibody frameworks. By leveraging public databases, we have extracted a diverse array of Complementarity-Determining Region (“CDR”) sequences. Subsequently, we have meticulously eliminated a range of sequence liabilities. Such careful curation process could potentially significantly reduce the development risk for antibodies identified from our library.

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

We have used antibodies from an epitope steering campaign as well as a first-generation T-cell engager as input and utilized our StableHu technology to identify a next-generation CD3 antibody panel. The sequence diversity generated by StableHu led to an antibody panel with a wide range of potencies, which allows us to pair the panel with a wide variety of tumor-targeting antibodies.  Importantly, we were able to retain T-cell activation and tumor cell killing capacity with significantly reduced cytokine release. This reduction is believed to lower the risk of cytokine release syndrome. Additionally, the increased humanness of the predicted antibodies, thanks to our StableHu technology, has the ability to reduce the risk of immunogenicity.

Furthermore, our StableHu technology enabled us to engineer NHP cross-reactivity into EngageTx. This allows for advanced safety assessment in NHP ahead of clinical trials, providing another layer of safety assurance.

●	ShieldTx

We have enhanced our proprietary technology with the introduction of ShieldTx, patent-pending innovative antibody masking technique. ShieldTx leverages our engineered epitope technology, which is utilized not only for the identification of antibodies against complex drug targets but also for concealing the antibodies' active sites. A significant hurdle in therapeutic antibody development is the expression of drug target on both healthy and diseased tissues, leading to adverse effects on non-targeted tissues. ShieldTx is designed to address this challenge by rendering antibodies inactive until they reach a specific environment unique to diseased tissues. Upon contact with this environment, the masking element is detached, activating the antibody. In the tumor microenvironment this is achieved by a highly expressed matrix metalloproteinase. This strategy aims to minimize or eliminate unintended effects on healthy tissues, thereby improving the safety profile and reducing the immunogenicity risks associated with bispecific antibodies.

Modalities

Epitope steering, a technology we are pioneering, has the potential to positively impact various areas of medicine. In the field of immuno-oncology, it can be used to develop antibodies targeting specific cancer antigens, potentially enhancing the efficacy of treatments like checkpoint inhibitors and CAR-T therapies.

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

Partnerships

As noted above, one of the three pillars of value creation that structures of our strategic business approach are strategic partnerships.  At the center of such pillar is our AI Discovery Platform.  In June 2023, we entered into a research collaboration with the National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health (“NIH”), to investigate the potential of our patented AI-driven epitope steering platform for the development of a vaccine for Lassa fever, a sometimes fatal viral disease endemic to parts of West Africa.  During the first quarter FY 2024, we entered into a collaboration with a partner to license the use of our AI Discovery Platform to assist such partner with two targets of interest.  During the second quarter FY 2024, we entered into a collaboration with a large pharmaceutical company to assist such partner by using our patented AI-driven epitope steering platform to assist with one "hard to develop" molecule.  We continues to seek out opportunities for future collaborations using our AI Discovery Platform.

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

Therapeutics

Immuno-Oncology

IBIO-101

In August 2021, we signed a worldwide exclusive licensing agreement with RubrYc to develop and commercialize RTX-003 (now referred to as IBIO-101), an anti-CD25 monoclonal antibody (“mAb”). In September 2022, we acquired exclusive ownership rights to IBIO-101.  IBIO-101 is a second-generation anti-CD25 mAb that has demonstrated in preclinical models of disease the ability to bind and deplete immunosuppressive regulatory T (“Treg”) cells to inhibit the growth of solid tumors.

Targeting depletion of Treg cells to control tumors emerged as an area of interest in oncology over the past several years. Since Treg cells express interleukin-2 Rα (“IL-2Rα” or “CD25”), it was envisioned mAbs could be developed that bind CD25 and thereby trigger depletion by Natural Killer cells, resulting in stimulation of anti-tumor immunity.

Unfortunately, while first-generation mAbs successfully bound CD25+ cells, they also interfered with interleukin-2 (“IL-2”) signaling to T effector (“Teff”) cells to activate their cancer cell killing effects. The result was a failure of first-gen anti-CD25 mAbs as cancer immunotherapies, since their favorable anti-Treg effects were negated by their unfavorable impact on Teff cells.

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

We continue to advance our IL-2 sparing anti-CD25 antibody, IBIO-101, and intend moving the program from IND-enabling stage to an IND filing during the calendar year 2025, subject to funding availability.

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

Using EngageTx, our lead TROP-2 x CD3 bispecific antibody was engineered to potently kill tumor cells while limiting the release of cytokines, like Interferon Gamma (“IFNg”), Interleukin 2 (IL-2) and Tumor Necrosis Factor Alpha (“TNFa”), all of which have the potential to cause cytokine release syndrome. When compared to a bispecific molecule engineered with our TROP-2 binding arm and a first generation CD3 engager, SP34, our lead TROP-2 x CD3 bispecific antibody showed a markedly reduced cytokine release profile, potentially indicating a decreased risk for cytokine release syndrome.

When tested in a humanized mouse model of squamous cell carcinoma, our lead TROP-2 x CD3 bi-specific antibody demonstrated a significant 36 percent reduction in tumor size within just 14 days after tumor implantation, and after only a single dose.

MUC16

MUC16 is a well-known cancer target often overexpressed in several types of solid tumors, including ovarian, lung, and pancreatic cancers. Specifically, MUC16 is a large extracellular protein expressed on more than 80% of ovarian tumors. Tumor cells can evade immune attack by shedding or glycosylating MUC16, making it difficult for traditional antibody therapies to effectively target and destroy the cancer cells.

Using our patented epitope steering AI platform, our innovative approach to this challenge allows our new mAbs to bind to a specific region of MUC16 that is not shed or glycosylated, circumventing both tumor evasion mechanisms and potentially providing a powerful tool in the fight against cancer.  During its immunization and screening campaign, we identified several hits that specifically bound to the non-shed region of MUC16 while no binding to the shed fragment of MUC16 was observed.  During pre-clinical studies, our MUC16 molecule has demonstrated binding to MUC16 on OVCAR-3 ovarian cancer cells. After engineering the leading MUC16 molecule with a fully human framework, the MUC16 molecule retained potent binding to the engineered epitope and maintained binding to human OVCAR-3 ovarian cancer cells. We have utilized our EngageTX platform to engineer MUC x CD3 bispecific antibodies and have further optimized the molecules to be double-masked on the MUC16 and the CD3 binding arms of the antibody.

EGFRvIII

EGFRvIII is a specific variant of the EGFR protein, unique to tumor cells. Unlike the more common EGFR, EGFRvIII is not found in healthy cells, making it an attractive target for therapeutic interventions. This variant is most prominently associated with glioblastoma, a type of brain cancer and head and neck cancer but can also be present in certain cases of breast, lung, and ovarian cancers, among others. In our pursuit of innovative treatments, we are exploring antibody therapeutics that specifically target EGFRvIII, aiming to address these cancer types without affecting healthy cells.

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

Aiming directly at CCR8 is believed to be a safer approach because it focuses on specific suppressive Treg cells in the tumor environment without affecting other immune cells and functions. It is important to make sure antibodies are fine-tuned to CCR8 and don't mistakenly target a similar receptor, CCR4. This is because CCR4 is found in many immune cells, and accidentally targeting it could potentially lead to unwanted side effects.

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

Autoimmune

PD-1 Agonist

Programmed cell death protein 1 (“PD-1”) is a pivotal player in the immune system, acting as a type of "off switch" that helps keep the cells from attacking other cells in the body. By agonizing or enhancing the signaling of PD-1, it is possible to temper the immune response, making it particularly valuable in the treatment of autoimmune diseases. In conditions where the immune system mistakenly wages war on the body's own cells, such as in autoimmune diabetes or lupus, therapies that target PD-1 can potentially reduce the severity of these autoimmune reactions. This approach offers a promising avenue for providing relief to patients suffering from these debilitating conditions. The figures below depict the mechanism of action of antagonistic and agonistic PD-1 antibodies.

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

Recent Developments

On October 4, 2023, iBio CDMO and Woodforest National Bank (“Woodforest”) entered into the seventh amendment (the “Seventh Amendment”),  to the Credit Agreement dated November 1, 2021 which amendment among other things, permits us, in each case, so long as no Potential Default or Default (as such terms are defined in the Credit Agreement) to make the following withdrawals from the Reserve Funds Deposit Account (as defined in the Credit Agreement): (i) up to $1,000,000 on October 4, 2023 so long as we maintain a minimum balance of $2,000,000 until October 16, 2023, (ii) up to an additional $750,000 after October 16, 2023 so long as we maintain a minimum balance of $1,250,000 until November 13, 2023, and (iii) up to an additional $250,000 after November 13, 2023 so long as we maintain a minimum balance of $1,000,000 until Payment in Full (as defined in the Credit Agreement). On the earlier of (a) the closing of the Purchase Agreement, or (b) the Maturity Date (as defined in the Credit Agreement), we will pay Woodforest $20,000. In addition, on October 4, 2023, we, as guarantor, entered into the Fifth Amendment to the Guaranty, which amendment reduces the liquidity covenant that requires us to maintain a specified amount in unrestricted cash to $0.

On November 27, 2023, we approved a proposal at the 2023 Annual Meeting of Stockholders (the “Annual Meeting”) to amend our Certificate of Incorporation to effect a reverse stock split of the Company’s Common Stock, par value $0.001 per share, at a ratio between one-for-five to one-for-twenty, with the ratio within such range to be determined at the discretion of our Board of Directors (the “Board”), without reducing the authorized number of shares of Common Stock. Following the Annual Meeting, the Board approved a final split ratio of one-for-twenty (1:20). Following such approval, on November 28, 2023, we filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the reverse stock split, with an effective time of 12:01 a.m. Eastern Time on November 29, 2023 (the “2023 Reverse Stock Split”). As a result of the 1:20 Reverse Stock Split, each twenty (20) pre-split shares of Common Stock outstanding automatically combined into one (1) new share of Common Stock without any action on the part of the holders. No fractional shares were issued in connection with the 2023 Reverse Stock Split. In lieu of fractional shares, any person who would otherwise be entitled to a fractional share of Common Stock as a result of the reclassification and combination following the effective time of the 2023 Reverse Stock Split (after taking into account all fractional shares of Common Stock otherwise issuable to such holder) were entitled to receive a cash payment equal to the number of shares of the Common Stock held by such stockholder before the 2023 Reverse Stock Split that would otherwise have been exchanged for such fractional share interest multiplied by the average closing sales price of the Common Stock as reported on the NYSE American for the ten days preceding November 29, 2023.

On December 7, 2023, we issued and sold, in a public offering (i) 600,000 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), (ii) 1,650,000 pre-funded warrants (the “Pre-Funded Warrants”) exercisable for an aggregate of 1,650,000 shares of Common Stock, (iii) 2,250,000 Series C common warrants (the “Series C Common Warrants”) exercisable for an aggregate of 2,250,000 shares of Common Stock, and (iv) 2,250,000 Series D common warrants (the “Series D Common Warrants,” and together with the Series C Common Warrants, the “Common Warrants”) exercisable for an aggregate of 2,250,000 shares of Common Stock.

A.G.P./Alliance Global Partners (“A.G.P.”) acted as the lead placement agent, and Brookline, as co-placement agent (A.G.P. and Brookline are referred to herein, collectively, as the “Placement Agents”). We agreed to pay the Placement Agents an aggregate cash fee equal to 5.5% of the gross proceeds received by us from the sale of the securities in the Offering. Pursuant to the Placement Agency Agreement, dated December 5, 2023, entered into by and between us and the Placement Agents, we also agreed to reimburse the Placement Agents for their accountable offering-related legal expenses in an amount up to $75,000 and pay a non-accountable expense allowance of up to $15,000. We received net proceeds of approximately $4 million after deducting commissions and other issuance costs.

On December 22, 2023, iBio CDMO and Woodforest entered into the Eighth Amendment (the “Eight Amendment”) to the Credit Agreement, which amendment among other things, amends the Credit Agreement to: (i) set the Maturity Date of the Term Loan to the earlier of (a) March 29, 2024, or (b) the acceleration of maturity of the Term Loan in accordance with the Credit Agreement; (ii) reduce the interest rate from 5.25% to 4.5% and increase the payment in kind from 3% to 4.5%; and (iii) permit us, so long as no Potential Default or Default (as such terms are defined in the Credit Agreement) exists to make a withdrawal from the Reserve Funds Deposit Account (as defined in the Credit Agreement) so long as we maintain a minimum balance of $900,000 until Payment in Full (as defined in the Credit Agreement). The Eighth Amendment provides that we will use its best efforts to consummate and close a sale of the Collateral (as defined in the Credit Agreement) on or before the Maturity Date. The amendment also increased the fees payable by us to Woodforest by $10,000. Accordingly, per the amendment, on the earlier of (a) the closing of the sale of the Collateral, or (b) the Maturity Date, we will pay Woodforest a fee in the amount of $155,000.

On January 16, 2024, we entered into a credit and security agreement (the “Credit and Security Agreement”) with Loeb Term Solutions LLC, an Illinois limited liability company (“Lender”), for a term loan or equipment line of credit loan (the “Loan”) pursuant to which we issued to Lender a term promissory note in the principal amount of $1,071,572 (the “2024 Term Note”) bearing interest at the Prime Rate, as quoted in the Wall Street Journal plus 8.5% (the “Effective Rate”), for proceeds of $1,027,455.23 after payment of $42,862.88 to Lender as an origination fee, $1,172.89 for appraisal costs, and $75.00 for bank wire fees. The 2024 Term Note provides for monthly payments of principal and interest based on a four-year amortization period, with a balloon payment of all principal, accrued interest and any other amounts due on the two year anniversary of the 2024 Term Note. The Credit and Security Agreement granted to Lender a security interest in substantially all of our assets other than any intellectual property related to any of our filed patents (the “Loeb

Collateral”) to secure our obligations under the 2024 Term Note. The 2024 Term Note is subject to a prepayment fee of: 4% of the principal amount being prepaid if the 2024 Term Note is prepaid during the first 12 months from its issuance, and 3% of the principal amount being prepaid if the Term Note is prepaid during the second 12 months from its issuance date. See Note 23 – Subsequent Event to the notes to financial statements for additional information regarding the Loan and Credit and Security Agreement.

Liquidity and Capital Resources

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by us on obtaining additional financing to fund our operations after the current cash resources are exhausted raises substantial doubt about our ability to continue as a going concern. Our management concluded that the current financing and business plans have not mitigated such substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date of filing this Quarterly Report on Form 10Q for the quarterly period ended December 31, 2023. Our auditors also included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended June 30, 2023 with respect to this uncertainty.

In an effort to mitigate the substantial doubt about continuing as a going concern and increase cash reserves, we raised funds through equity offerings or other financing alternatives including entering into an equipment line of credit, reduced our work force by approximately 60% (a reduction of approximately 69 positions) in November 2022, ceased operations of our 130,000 square foot cGMP facility located in Bryan, Texas (the “Facility”) thereby reducing annual spend on expenses by approximately 68% and generating cash savings of approximately 61% from first quarter Fiscal year 2023 compared to first quarter Fiscal year 2024. Additionally, we had executed a Purchase and Sale Agreement for the sale of the Facility, which sale if consummated would have allowed us to pay all outstanding amounts under the Term Loan. On November 7, 2023, we received written notice from Majestic Realty Co. (“Majestic Realty”) of its election to terminate the Purchase and Sale Agreement, dated as of September 15, 2023, between Majestic Realty and iBio CDMO LLC (“iBio CDMO”), pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property.  Although the Facility has been listed for sale, we do not currently have a buyer for the Property at a price that will allow us to pay the Term Loan in full. If a sale of the Facility is not consummated prior to the March 29, 2024 maturity date of the Term Loan, we will not have sufficient funds to repay the Term Loan on its maturity date, which Term Loan has an outstanding balance of $12.7 million as of December 31, 2023. In addition, if a sale of the Facility is not consummated at a price at or above the outstanding balance under the Term Loan we do not expect to have sufficient funds to repay the Term Loan upon its maturity. There can be no assurance that we will be able to sell the Facility or that we will be able to sell the Facility for an amount that will allow us to repay all outstanding amounts under the Term Loan. (See Note 3 – Discontinued Operations for more information.)

During the first quarter ended on September 30, 2023, we completed at-the-market offerings and sold 170,989 shares of Common Stock which we received approximately $1.7 million. We also sold 181,141 shares of Common Stock under our purchase agreement entered into on August 4, 2023 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and received approximately $1.2 million in proceeds. During the second quarter ended December 31, 2023, we sold an additional 21,457 shares to Lincoln Park under the Purchase Agreement for approximately $0.1 million. (See Note 16 – Stockholder’s Equity for more information.)

On December 7, 2023, we closed the 2023 Offering pursuant to which we sold in the 2023 Offering, (i) 600,000 Shares of our Common Stock, (ii) 1,650,000 Pre-Funded Warrants exercisable for an aggregate of 1,650,000 shares of Common Stock, (iii) 2,250,000 Series C Common Warrants exercisable for an aggregate of 2,250,000 shares of Common Stock, and (iv) 2,250,000 Series D Common Warrants exercisable for an aggregate of 2,250,000 shares of Common Stock. A.G.P. acted as lead placement agent, and Brookline acted as the Placement Agents for the 2023 Offering. We received approximately $4.5 million in gross proceeds from the 2023 Offering, including the exercise of all Pre-Funded Warrants and prior to deducting placement agent fees and other estimated offering expenses payable by us and excluding the net proceeds, if any, from the exercise of the Common Warrants. (See Note 16 – Stockholders’ Equity for more information.)

Our cash, cash equivalents and restricted cash was approximately $4.1 million as of December 31, 2023, which is inclusive of restricted cash of $1.3 million which was deposited in accordance with the Fourth Amendment with Woodforest, and is not anticipated to be sufficient to support operations beyond the third quarter of Fiscal 2024 unless we reduce our cash burn rate to cover operations further, sublease all or a portion of the San Diego Lease, sell the Facility for amounts above its term note payable, or raise additional capital. (See Note 13 – Debt and Note 23 – Subsequent Events for more information.) As of the filing of this Report, the Company’s cash balance is approximately $3.4 million, which is inclusive of approximately $1.1 million of restricted cash. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital in order to fully execute our near and long-term business plans. It is our goal to implement one or more potential options described above to allow us to have a cash runway for at least 12 months from the date of the filing of this Report. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our liquidity and operations could also be impacted by our obligations under the Woodforest Credit Agreement. If a sale of the Facility is not consummated prior to the March 29, 2024 maturity date of the Term Loan at a favorable price, we will not have sufficient funds to repay the Term Loan on its maturity date.

Results of Operations - Comparison of the three months ended December 31, 2023 and 2022

Revenue

Revenue from the CDMO operations is now included in discontinued operations and not broken out separately on the financial statements. Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue and ii) on our AI-driven discovery platform. No revenue was recognized for the three months ended December 31, 2023.

Research and Development Expenses (“R&D”)

R&D expenses for the three months ended December 31, 2023 and 2022 were $1.5 million and $2.8 million, respectively, a reduction of approximately ($1.3) million. The decrease in R&D expenses is mainly due to certain tasks and assays being performed in-house which were previously outsourced, and a decrease in spending for consultants or outside services.

General and Administrative Expenses (“G&A”)

G&A expenses for the three months ended December 31, 2023 and 2022 were approximately $3.0 million and $7.8 million, respectively, a decrease of ($4.8) million. The decrease in expenses is primarily attributable to the reduction in personnel costs, an intangible impairment recorded in the second quarter of Fiscal 2023 that did not recur, and a decrease in spending for consultants or outside services.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended December 31, 2023 were approximately $4.5 million, compared to approximately $10.6 million in Fiscal year 2023.

Discontinued Operations

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO, LLC) in order to complete its transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, we completed a workforce reduction of approximately 60% and discontinued CDMO operations. CDMO operations remain treated as a discontinued operation on our financial statements. Losses for Discontinued Operations for the three months ended December 31, 2023 were approximately ($3.7) million which consisted of an impairment of fixed assets ($3.1) million, interest related to the Term Note on the Facility ($0.3) million and costs to maintain the Facility ($0.3) million. Losses for Discontinued Operations for the three months ended December 31, 2022 were approximately ($23.0) million which consisted of impairments of fixed asset of approximately ($17.6) million, personnel costs including severance of ($2.9) million, inventory reserves of approximately ($0.8) million, and the remaining costs were operational.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended December 31, 2023 was ($4.5) million, or ($2.42) per share. Net loss from continuing operations for the three months ended December 31, 2022 was approximately ($10.6) million, or ($21.54) per share.

Results of Operations - Comparison of the six months ended December 31, 2023 and 2022

Revenue

Revenue from the CDMO operations is now included in discontinued operations and not broken out separately on the financial statements. Revenue was otherwise immaterial. Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue and ii) on our AI-driven discovery platform. Revenue for the six months ended December 31, 2023 was related to a research licensing agreement utilizing our AI-driven discovery platform.

Research and Development Expenses (“R&D”)

Research and development expenses for the six months ended December 31, 2023 and 2022 were $3.1 million and $5.3 million, respectively, a decrease of approximately $2.2 million. The decrease in R&D expenses is mainly due to certain tasks and assays being performed in-house which were previously outsourced, and a decrease in spending for consultants or outside services.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the six months ended December 31, 2023 and 2022 were approximately $6.5 million and $12.9 million, respectively, a decrease of $6.4 million. The decrease is primarily attributable to the reduction in personnel costs, an intangible impairment recorded in the second quarter of Fiscal 2023 that did not recur, and a decrease in spending for consultants or outside services.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the six months ended December 31, 2023, were approximately $9.6 million, compared to approximately $18.2 million in the same period of 2022.

Discontinued Operations

On November 2, 2022, we announced our plans to divest its contract development and manufacturing organization (iBio CDMO, LLC) in order to complete its transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, we completed a workforce reduction of approximately 60% and discontinued CDMO operations. CDMO operations are now treated as a discontinued operation on our financial statements. Losses for Discontinued Operations for the six months ended December 31, 2023 were approximately ($4.4) million and consisted of an impairment of fixed assets ($3.1) million, interest related to the Term Note on the Facility ($0.7) million and costs to maintain the Facility ($0.6). Losses for Discontinued Operations for the six months ended December 31, 2022 were approximately ($33.6) million and consisted of an impairment of fixed assets ($17.6) million, consumables and inventory write-down of approximately ($4.9) million, personnel costs including severance of approximately ($5.8) million, interest related to the Term Note on the Facility approximately ($0.4) million and the remaining costs were operational.

Net Loss from Continuing Operations

Net loss from continuing operations for the six months ended December 31, 2023, was ($9.5) million, or ($6.24) per share. Net loss from continuing operations for the six months ended December 31, 2022, was approximately ($18.1) million or ($38.82) per share.

Uses of Cash and Funding Requirements

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately ($10.0) million for the six months ended December 31, 2023. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of approximately $0.1 million for the six months ended December 31, 2023 was attributable to sale of fixed assets.

Net Cash Used in Financing Activities

Net cash used in financing activities during the six months ended December 31, 2023, was approximately $6.5 million and was mainly attributable to the proceeds from the sale of securities, offset by payments towards the term note made to Woodforest (see Note 13 – Debt for further details).

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of December 31, 2023, our accumulated deficit was approximately ($302.9) million and we used approximately ($10.0) million of cash for operating activities during the six months ended December 31, 2023.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”s), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2023, we were not involved in any SPE transactions.

Critical Accounting Estimates

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2023, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following accounting estimate had a material impact on our results of operations for the three and six months ended December 31, 2023.

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

On November 3, 2022, we announced we are seeking to divest our contract development and manufacturing organization (iBio CDMO) in order to complete our transformation into an antibody discovery and development company. Through the process of seeking to divest its contract development and manufacturing organization, we continue to market for sale the Facility. The decision to divest triggered a quantitative impairment analysis at the end of the second quarter of Fiscal 2023 of our CDMO fixed assets, including the building in Bryan, Texas totaling $22.65 million and machinery and equipment totaling $13.4 million.

We utilized a market approach in the second quarter of Fiscal 2023, using independent third-party appraisals, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility, the machinery and equipment. We recorded an impairment charge of $6.3 million for the Facility and $11.3 million for the machinery and equipment in the quarter ended December 31, 2022. The key assumption in the valuation analysis was the expected sale price of $21.1 million for the Facility and the associated machinery and equipment less approximate costs to sell of $2.7 million. In the first quarter of Fiscal 2024, we entered into an agreement for the sale of the Facility for $17.25 million, and an additional impairment of $0.3 million was recorded as of June 30, 2023 to reflect the agreed upon sales price of $17.25 million less estimated costs to sell. The CDMO Equipment was sold during Fiscal 2023.

On November 7, 2023, we received written notice terminating the agreement for the sale of the Facility. Upon receiving the termination notice, we reassessed the CDMO fixed assets for impairment which included obtaining appraisal values as of November 9, 2023. We utilized a market approach, using an independent third-party appraisal, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility and concluded that fair value of the assets approximated their carrying value and no further impairment was required at that time.

During the second quarter of Fiscal 2024, we made the decision to auction the Facility. We utilized a market approach, using an independent third-party appraisal, including comparable assets, to estimate the fair value of the Facility. An additional $3.1 million fixed asset impairment was recorded the second quarter of Fiscal 2024 in discontinued operations to write down the carrying value of the Facility to its fair value. The key assumption in the valuation analysis is the expected sale price of $13.8 million for the Facility less approximate costs to sell of $0.7 million. We may have to record a further, potentially material, impairment to the fair value of the Facility if we do not realize a sale transaction for the expected sales price.

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

We tested for impairment of the IBIO-101 therapeutic technology (or “IP”), classified as an indefinite-lived intangible asset, which had a carrying amount of $5 million at December 31, 2023. The key impairment trigger was the decline in the Common Stock price during the second quarter of Fiscal 2024. We engaged a third party to perform valuation assistance with estimating the fair value of IBIO-101 and preparing a market capitalization reconciliation. The Multi-Period Excess Earnings Method (“MPEEM”) under the income approach was utilized to value the indefinite-lived asset. The MPEEM determines the value of a specified asset by calculating the present value of future earnings attributed to the asset. Since IBIO-101 is currently in its pre-clinical development phase, a probability of success was applied to the cash flows to account for the probability of reaching each step of development. The MPEEM requires that charges for the use of other contributory assets be subtracted under the theory that the owner of the subject asset does not own the other contributory assets and would have to rent/lease them in order to earn the cash flows related to the subject asset.

The resulting probability of success adjusted “excess earnings” were discounted to the present value using a 14.5% discount rate, which was based on iBio’s weighted-average cost of capital. The sum of the discounted excess earnings and the present value of the tax benefit related to amortization of the IBIO-101 indefinite-lived intangible indicated that the fair value was $6.5 million as of the December 31, 2023, valuation date. Given that the carrying amount of the asset was $5 million at December 31, 2023, it was concluded that no impairment existed.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity.  In an effort to improve liquidity and our runway, we have placed our CDMO business and Facility on the market for sale, reduced our work force and ceased operations of our CDMO, thereby reducing annual spend on expenses by approximately 67% and generating cash savings of approximately 64% from first quarter Fiscal year 2023 compared to the fourth quarter Fiscal year 2023. Potential options being considered to further increase liquidity include focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, grant revenue or collaborations, or a combination thereof. However, we anticipate that our expenses will increase as we continue our research and development activities and conduct clinical trials.

Our cash, cash equivalents and restricted cash of $4.1 million as of December 31, 2023, is not anticipated to be sufficient to support our operations beyond the third quarter of Fiscal 2024 unless we reduce our burn rate further, sublease all or a portion of the San Diego Lease, sell the Facility for amounts above its term note payable, or raise additional capital. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital in order to fully execute our near and long-term business plans. In fact, our current cash, cash equivalents and restricted cash as of December 31, 2023, is not anticipated to be sufficient to support operations through the third quarter of Fiscal 2024.

There can be no assurance that we would be able to sell the Facility or that if we are able to do so that we do so on favorable terms or that we will be able to do so before the maturity date of the Term Loan or that the exploration of potential options will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. If we determine to change our business strategy, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of December 31, 2023, we have an accumulated deficit of $302.9 million.  As a result of our continued losses, our cash resources have not been sufficient to sustain our operations, and we have continued to depend on financing transactions to generate sufficient cash to stay in operation. We are currently incurring negative operating cash flows of approximately $1.6 million per month.

We held cash, cash equivalents and restricted cash of $4.1 million as of December 31, 2023. Based on current trends and activities, there is significant doubt that we can continue as a going concern beyond the third quarter of Fiscal 2024. We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity. Potential options being considered to increase liquidity include focusing product development on a select number of product candidates, the possible sale of the Facility, the sale or out-licensing of certain product candidates or parts of the business, raising money from capital markets, grant revenue or collaborations, or a combination thereof. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. We believe based on input from expert advisors, that it is likely we will be able to implement one or more options that will extend our cash runway for 12 months or more from the date of the filing of this Report. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our condensed consolidated financial statements as of and for the year ended December 31, 2023 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months. In addition, the Term Loan with Woodforest, with an outstanding principal balance of which is $12,654,867 as of February 9, 2024, matures on March 29, 2024 and unless the Property is sold prior to the Term Loan maturity date at a price that will allow us to repay the outstanding amounts owed under the Term Loan in full we will not have sufficient funds to pay the Term Loan when due. In addition, if a sale of the Facility is not consummated at a price at or above the outstanding balance under the Term Loan we do not expect to have sufficient funds to repay the Term Loan upon its maturity. There can be no assurance that we will be able to sell the Facility or that we will be able to sell the Facility for an amount that will allow us to repay all outstanding amounts under the Term Loan. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended June 30, 2023 with respect to this uncertainty. If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives, restructure our Company including a further work force reduction, or initiate steps to cease operations or liquidate our assets.

Unless and until we are able to raise sufficient capital, for which there can be no assurance, our lack of cash will continue to constrain our business and subject us to significant risks, including the following. First, we may be unable to make the necessary investment in personnel, equipment or other resources to effectively pursue our business plan. Second, our suppliers, vendors and service providers could slow down or stop supplying components or services or could stop extending credit in connection with commercial transactions, which could curtail our business. Third, we may be subject to lawsuits from claimants relating to past due balances, if we cannot work out or continue to renegotiate payment terms. There is no assurance that we will be able to successfully defend against such claims, and our creditors or claimants may seek to seize our assets or assert other judicial remedies. Ultimately, any or all of the above factors could lead to a possible reduction or suspension of our operations, ultimately forcing us to declare bankruptcy, reorganize or go out of business. Should this occur, the value of any investment in our securities could be adversely affected, and an investor would likely lose all or a significant portion of their investment.

We have incurred significant losses since our inception. We expect to incur losses during our next Fiscal year, we do not anticipate generating significant revenue for several years and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our comprehensive net loss was approximately ($8.2) million and ($33.6) million for the three months ended December  31, 2023 and 2022, respectively. Our comprehensive net loss was approximately ($14.0) million and ($51.7) million for the six months ended December  31, 2023 and 2022, respectively. Our comprehensive net loss was approximately ($64.8) million and ($50.5) million for the years ended June 30, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of approximately ($302.9) million.

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

If the Property is not sold prior to the March 29, 2024 Term Loan maturity date, iBio CDMO will not have sufficient funding to pay the Term Loan with Woodforest for which we are a guarantor.

Although we have listed the Property for sale, we do not currently have a buyer for the Property. On November 7, 2023, we received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement, dated as of September 15, 2023, between Majestic Realty and iBio CDMO LLC, pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property. There can be no assurance that we will find another buyer for the Property or that the sale of the Property will  be completed in a timely manner. If the Property is not sold prior to the March 29, 2024 maturity date of the Term Loan, we will not have sufficient funds to repay the Term Loan on its maturity date, the outstanding principal balance of which is $12,654,867 as of February 9, 2024. In addition, if a sale of the Facility is not consummated at a price at or above the outstanding balance under the Term Loan we do not expect to have sufficient funds to repay the Term Loan upon its maturity. Our failure to make such payments when due could result in our loss of the Facility. Any action to proceed against our assets would likely have a serious disruptive effect on our business operations, especially if the Facility or our other assets were foreclosed upon or our guarantee were enforced.

Failure to sell the Facility could negatively impact our stock price and our future business and financial results.

If we do not sell the Facility for any reason, our ongoing business may be materially and adversely affected and we would be subject to a number of risks, including experiencing negative reactions from the financial markets, and negative impacts on the trading price of our common stock, which could affect our ability to secure sufficient financing in the future on attractive terms (or at all).  In addition, we could be subject to litigation related to any failure to complete the sale. In addition, if a sale of the Facility is not consummated at a price at or above the outstanding balance under the Term Loan we do not expect to have sufficient funds to repay the Term Loan upon its maturity.

The failure to comply with the terms of the Credit Agreement, as amended, could result in a default under the terms of the Credit Agreement, as amended, and, if uncured, it could potentially result in action against our pledged assets.

There is no assurance that we will generate sufficient revenue or raise sufficient capital to be able to make the required principal payment under the Term Loan that iBio CDMO entered into with Woodforest. The Term Loan with Woodforest is secured by (a) a leasehold deed of trust on our Facility, and (b) a first lien on all assets of iBio CDMO including the Facility.  We have also guaranteed the payment of all iBio CDMO’s obligations under the Credit Agreement.  The Term Loan matures the earlier of March 29, 2024, or the acceleration of maturity of the Term Loan pursuant to the Credit Agreement.  If we or iBio CDMO fail to comply with the terms of the Term Loan and/or the related agreements, including the affirmative and negative covenants contained therein, Woodforest National Bank could declare a default and if the default were to remain uncured, Woodforest National Bank would have the right to proceed against any or all of the collateral securing their Term Loan. Our failure to make such payments when due could result in our loss of the Facility. In addition, we have guaranteed the repayment of the Term Loan and could be responsible for such payment.  Any action to proceed against our assets would likely have a serious disruptive effect on our business operations, especially if the Facility or our other assets were foreclosed upon.

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

Item 5. Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

HIDDEN_ROW
Exhibit No.	Description
1.1

Placement Agency Agreement, dated December 5, 2023, by and between iBio, Inc. and A.G.P./Alliance Global Partners and Brookline Capital Markets, a division of Arcadia Securities, LLC (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8 - K filed with the Securities and Exchange Commission on December 6, 2023 - File No. 001 - 35023)

3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 – File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 – File No. 001-35023)

3.3

Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.6

Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.7

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022 – File No. 000-53125)

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.9

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2022 – File No. 001-35023)

3.10

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – File No. 001-35023)

4.1

Form of Pre-Funded Warrants (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.2

Form of Series C Common Warrants (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.3

Form of Series D Common Warrants (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.4

Form of Tail Warrants (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2023- File No. 001-35023)

10.5

Seventh Amendment to the Credit Agreement dated October 4, 2023 between iBio CDMO LLC and Woodforest National Bank and Fifth Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2023 – File No. 001-35023)

10.6

Form of Securities Purchase Agreement, dated December 5, 2023, between iBio, Inc. and the purchasers named on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023 – File No. 001-35023)

10.7

iBio Inc. 2023 Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – File No. 001-35023)

10.8

Eighth Amendment to Credit Agreement dated December 22, 2023 between iBio CDMO LLC and Woodforest National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2023 – File No. 001-35023)

10.9

Credit and Security Agreement, dated January 16, 2024, by and between iBio, Inc. and Loeb Term Solutions LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.10

Schedule to Credit and Security Agreement, dated January 16, 2024, by and between iBio, Inc. and Loeb Term Solutions LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.11

Term Promissory Note, dated January 16, 2024, in the principal amount of $1,071,572 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.12

Validity Guarantee, dated January 16, 2024 (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8 - K filed with the Securities and Exchange Commission on January 19, 2024 - File No. 001 - 35023)

31.1*

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

iBio, Inc.
(Registrant)

Date: February 9, 2024	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer and Chief Scientific Officer Principal Executive Officer

Date: February 9, 2024	/s/ Felipe Duran
Felipe Duran
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer