Form 10-Q
period 2024-03-31
iBio, Inc.
filed 2024-05-13
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

Shares of Common Stock outstanding as of May 9, 2024:  8,623,676

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	June 30,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,302	$4,301
Restricted cash	914	3,025
Subscription receivable	14,104	204
Prepaid expenses and other current assets	862	664
Current assets held for sale	14,957	18,065
Total Current Assets	36,139	26,259

Restricted cash	215	253
Promissory note receivable and accrued interest	1,772	1,706
Finance lease right-of-use assets, net of accumulated amortization	407	610
Operating lease right-of-use asset	2,472	2,722
Fixed assets, net of accumulated depreciation	3,726	4,219
Intangible assets, net of accumulated amortization	5,373	5,388
Security deposits	50	50
Total Assets	$50,154	$41,207

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,228	$1,849
Accrued expenses	3,998	4,034
Finance lease obligations - current portion	292	272
Operating lease obligation - current portion	424	389
Equipment financing payable - current portion	173	160
Term promissory note - current portion	208	—
Insurance premium financing payable	340	—
Term note payable - net of deferred financing costs	12,655	12,937
Contract liabilities	175	—
Current liabilities related to assets held for sale	1,933	1,941
Total Current Liabilities	21,426	21,582

Finance lease obligations - net of current portion	130	351
Operating lease obligation - net of current portion	2,801	3,125
Equipment financing payable - net of current portion	110	241
Term promissory note - net of current portion	824	—
Accrued expenses - noncurrent	—	527

Total Liabilities	25,291	25,826

Stockholders' Equity
Series 2022 Convertible Preferred Stock - $0.001 par value; 1,000,000 shares authorized at March 31, 2024 and June 30, 2023; 0 and 0 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	—	—
Common stock - $0.001 par value; 275,000,000 shares authorized at March 31, 2024 and June 30, 2023; 8,517,449 and 1,015,505 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	9	1
Additional paid-in capital	330,923	304,320
Accumulated deficit	(306,069)	(288,940)
Total Stockholders’ Equity	24,863	15,381
Total Liabilities and Stockholders' Equity	$50,154	$41,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023

Revenues	$—	$—	$50	$—

Operating expenses:
Research and development	904	2,644	4,045	7,971
General and administrative	2,722	3,525	9,230	16,407
Total operating expenses	3,626	6,169	13,275	24,378

Operating loss	(3,626)	(6,169)	(13,225)	(24,378)

Other income (expense):
Interest expense	(52)	(35)	(112)	(66)
Interest income	43	23	140	163
Loss on sales of debt securities	—	(98)	—	(98)
Gain on sale of intellectual property	1,000	—	1,000	—

Total other income	991	(110)	1,028	(1)

Net loss from continuing operations	(2,635)	(6,279)	(12,197)	(24,379)

Loss from discontinued operations	(537)	(1,015)	(4,932)	(34,598)

Net loss	$(3,172)	$(7,294)	$(17,129)	$(58,977)

Comprehensive loss:
Consolidated net loss	$(3,172)	$(7,294)	$(17,129)	$(58,977)
Other comprehensive loss - unrealized gain on debt securities	—	134	—	180
Other comprehensive income - foreign currency adjustment	—	33	—	33

Comprehensive loss	$(3,172)	$(7,127)	$(17,129)	$(58,764)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - continuing operations	$(0.71)	$(9.53)	$(5.43)	$(46.00)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - discontinued operations	$(0.14)	$(1.54)	$(2.19)	$(65.28)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - total	$(0.85)	$(11.07)	$(7.62)	$(111.28)

Weighted-average common shares outstanding - basic and diluted	3,713	659	2,247	530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands)

Three and Nine Months Ended March 31, 2024

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2023	—	$—	1,015	$1	$304,320	$(288,940)	$15,381

Capital raise	—	—	352	*	2,896	—	2,896
Costs to raise capital	—	—	11	*	(87)	—	(87)
Vesting of RSUs	—	—	4	*	—	—	—
Share-based compensation	—	—	—	—	765	—	765
Net loss	—	—	—	—	—	(5,746)	(5,746)

Balance as of September 30, 2023	—	$—	1,382	$1	$307,894	$(294,686)	$13,209

Capital raise	—	—	1,858	2	4,620	—	4,622
Cost to raise capital	—	—	—	—	(872)	—	(872)
Payment for fractional shares after reverse stock split	—	—	(1)	*	(7)	—	(7)
Vesting of RSUs	—	—	5	*	—	—	—
Share-based compensation	—	—	—	—	456	—	456
Net loss	—	—	—	—	—	(8,211)	(8,211)

Balance as of December 31, 2023	—	$—	3,244	$3	$312,091	$(302,897)	$9,197

Capital raise	—	—	5,253	6	19,339	—	19,345
Cost to raise capital	—	—	—	—	(964)	—	(964)
Vesting of RSUs	—	—	20	*	—	—	—
Share-based compensation	—	—	—	—	457	—	457
Net loss	—	—	—	—	—	(3,172)	(3,172)

Balance as of March 31, 2024	—	$—	8,517	$9	$330,923	$(306,069)	$24,863

* Represents amount less than 0.5 thousand.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands)

Three and Nine Months Ended March 31, 2023

							Accumulated
						Additional	Other
	Preferred Stock			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount		Shares	Amount	Capital	Loss	Deficit	Total
Balance as of July 1, 2022	1	$	*	437	$1	$287,627	$(213)	$(223,930)	$63,485

Capital raise	—		—	9	*	1,151	—	—	1,151
Conversion of preferred stock to common stock	(1)		*	—	—	—	—	—	—
Common stock issued - RubrYc transaction	—		—	5	*	650	—	—	650
Vesting of RSUs	—		—	*	—	—	—	—	—
Share-based compensation	—		—	—	—	1,222	—	—	1,222
Unrealized gain on available-for-sale debt securities	—		—	—	—	—	(10)	—	(10)
Net loss	—		—	—	—	—	—	(18,130)	(18,130)

Balance as of September 30, 2022	—		$—	451	$1	$290,650	$(223)	$(242,060)	$48,368

Capital raise	—		—	168	*	3,500	—	—	3,500
Cost to raise capital	—		—	—	—	(636)	—	—	(636)
Payment for fractional shares after reverse stock split	—		—	*	—	(39)	—	—	(39)
Vesting of RSUs	—		—	*	—	—	—	—	—
Share-based compensation	—		—	—	—	1,127	—	—	1,127
Unrealized loss on debt securities	—		—	—	—	—	56	—	56
Net loss	—		—	—	—	—	—	(33,553)	(33,553)

Balance as of December 31, 2022	—		$—	619	$1	$294,602	$(167)	$(275,613)	$18,823

Capital raise	—		—	171	*	—	—	—	—
Vesting of RSUs	—		—	1	*	4,097	—	—	4,097
Share-based compensation	—		—	—	—	1,596	—	—	1,596
Unrealized loss on debt securities	—		—	—	—	—	113	—	113
Reclassification adjustment for loss on available-for-sale debt securitiesrealized in net income	—		—	—	—	—	21	—	21
Foreign currency translation adjustment	—		—	—	—	—	33	—	33
Net loss	—		—	—	—	—	—	(7,294)	(7,294)

Balance as of March 31, 2023	—		$—	791	$1	$300,295	$—	$(282,907)	$17,389

* Represents amount less than 0.5 thousand.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended
	March 31,
	2024	2023

Cash flows from operating activities:
Consolidated net loss	$(17,129)	$(58,977)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	1,678	3,945
Amortization of intangible assets	15	121
Amortization of finance lease right-of-use assets	203	156
Amortization of operating lease right-of-use assets	259	290
Depreciation of fixed assets	492	508
Gain on sale of fixed assets	(50)	(732)
Accrued interest receivable on promissory note receivable	(66)	(56)
Amortization of premiums on debt securities	—	67
Loss on sale of debt securities	—	98
Amortization of deferred financing costs	120	160
Inventory reserve	—	4,915
Impairment of fixed assets	3,100	17,600
Gain on sale of intangible assets	(1,000)	—
Accrued payment in kind on Term Loan	(402)	—
Impairment of intangible assets	—	565
Gain on disposition of finance lease ROU assets	—	(5)
Changes in operating assets and liabilities:
Accounts receivable - trade	—	931
Settlement receivable	—	5,100
Inventory	—	(1,015)
Prepaid expenses and other current assets	318	627
Prepaid expenses - noncurrent	—	74
Security deposit	—	(21)
Accounts payable	(621)	(481)
Accrued expenses	31	(18)
Accrued expenses - noncurrent	(527)	791
Operating lease obligations	(296)	(9)
Contract liabilities	175	(100)
Net cash used in operating activities	(13,700)	(25,466)

Cash flows from investing activities:
Redemption of debt securities	—	4,100
Sale of debt securities	—	6,739
Sale proceeds for intangible assets	1,000	—
Purchases of fixed assets	—	(5,232)
Sales proceeds for fixed assets	50	2,100
Payment for RubrYc asset acquisition	—	(692)

Net cash provided by investing activities	1,050	7,015

Cash flows from financing activities:
Proceeds from sales of common stock	11,291	7,851
Payments made for costs to acquire capital	(87)	—
Payments for fractional shares after reverse stock split	(7)	(39)
Subscription receivable	204	—
Proceeds from equipment financing loan	—	500
Payment of equipment financing loan	(118)	(62)
Proceeds from term promissory note	895	—
Payment of term promissory note	(39)	—
Payment of term note payable	(436)	(8,523)
Payments made for costs to attain term note	—	(22)
Payment of finance lease obligation	(201)	(144)
Net cash provided by (used in) financing activities	11,502	(439)

Net decrease in cash, cash equivalents and restricted cash	(1,148)	(18,890)
Cash, cash equivalents and restricted cash - beginning	7,579	28,672
Cash, cash equivalents and restricted cash - end	$6,431	$9,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended
	March 31,
	2024	2023
Schedule of non-cash activities:
Subscription receivable	$14,104	$260
Costs to raise capital paid directly from gross proceeds	$1,468	$636
Insurance premium financing	$669	$—
Costs to raise capital included in accrued expenses	$369	$—
Reserves related to term promissory note included in prepaid expenses	$109	$—
Costs related to term promissory note paid directly from gross proceeds	$68	$—
Cost accrued to amend term note payable	$30	$75
Fixed assets included in accounts payable in prior period, paid in current period	$—	$1,769
Increase in finance lease ROU assets for new leases	$—	$814
Increase in finance lease obligation for new leases	$—	$814
Rubr asset acquisition by issuance of common stock	$—	$650
Sale of fixed assets receivable	$—	$460
Unpaid fixed assets included in accounts payable	$—	$21
Unrealized loss (gain) on available-for-sale debt securities	$—	$(159)

Supplemental cash flow information:
Cash paid during the period for interest	$401	$363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Nature of Business

iBio, Inc. (the "Company" or “iBio”) is a preclinical stage biotechnology company that leverages the power of Artificial Intelligence (“AI”) for the development of precision antibodies. The Company’s proprietary technology stack is designed to minimize downstream development risks by employing AI-guided epitope-steering and monoclonal antibody (“mAb”) optimization.

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

The Company expanded its AI-powered technology stack with the launch of ShieldTx™, a patent-pending antibody masking technology designed to enable specific, highly targeted antibody delivery to diseased tissue without harming healthy tissue. By adding ShieldTx to the Company’s technology stack, iBio uniquely integrates antibody engineering and masking in one accelerated process to potentially overcome the challenges of complex targets, safety, and developability in next-generation antibody discovery and development.

iBio’s scientific team, composed of experienced AI/ML scientists and biopharmaceutical scientists, located side-by-side in its San Diego laboratory, possess the skills and capabilities to rapidly advance antibodies from concept to in vivo proof-of-concept (“POC’). This multidisciplinary expertise allows the Company to quickly translate scientific discoveries into potential therapeutic applications.

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

The Company’s strategic approach to fulfilling its mission is outlined as follows:

●	Elevate Epitope Discovery: The Company believes it leads the field with its patented AI-engine uncovering "hard to develop" molecules. The Company’s unparalleled epitope engine stands out by allowing the ability to target select regions of a protein, potentially removing the lengthy trial and error out of mAb discovery. This capability is expected to improve probability of success while at the same time, reduces costs commonly caused by having an iterative process. The Company’s epitope engine is engineered to match its target, refined for stability and optimized for water solubility, allowing the Company to identify new drug candidates that have failed or have been abandoned due to their complexity.
●	Capital Efficient Business Approach: The Company’s strategic business approach is structured around the following pillars of value creation:
o	Strategic Partnerships: The Company is leveraging its platform and pipeline by forming strategic partnerships. The Company’s aim is to become the preferred partner for major pharmaceutical and biotechnology companies seeking rapid and cost-effective integration of complex molecules into their portfolios, de-risking their early-stage pre-clinical work. Additionally, a rich array of fast follower molecules within the Company’s pre-clinical pipeline holds the potential to drive substantial partnerships, opening doors to innovative projects. By tapping into the Company’s platform, infrastructure, and expertise, partners have the potential to streamline timelines, reduce costs tied to biologic drug discovery applications and cell line process development, and expedite preclinical programs with efficiency.
~~o~~	Tech Licensing in Diverse Therapeutic Areas: In pursuit of adding value, the Company is exploring partnerships in diverse therapeutic domains such as, metabolic diseases, CNS or vaccines. The Company’s intention is to license the AI tech stack, extending its benefits to the Company’s partners and amplifying its biological impact and insights. This strategic approach enables the Company to capitalize on the value of its meticulously curated data while empowering collaborations and innovations.
o	Developing and Advancing the Company’s In-house Programs Cost Effectively: Clinical advancement is crucial for drug discovery. The Company is actively looking for opportunities to progress its internal pre-clinical programs, with a focal point on oncology, obesity and cardiometabolic diseases, steadily reinforcing its pre-clinical pipeline.
●	Unwavering Investment in Advancing the Platform: The Company maintains an unwavering commitment to invest in its platform, continually unlocking the potential of biology through AI and machine learning – the pinnacle of being on the forefront of machine learning advancing algorithms and models in order to improve its predictive power and reduce the time it takes to find a viable molecule.

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

●	StableHu AI Antibody-Optimizing Technology

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

Modalities

Epitope steering, an innovative AI-based technology the Company is pioneering, has the potential to positively impact various areas of medicine. Foremost in immuno-oncology, this technology is instrumental in creating targeted antibodies against specific cancer antigens, potentially enhancing the efficacy of treatments like checkpoint inhibitors and CAR-T therapies.

Similarly, in the battle against obesity and cardiometabolic disorders, epitope steering enables the discovery of therapeutics aimed at systemic secreted and cell-surface agents—key factors in these prevalent health issues. Its application could potentially lead to emerging treatments in cardiovascular diseases by targeting specific damaged tissues.

Beyond these areas, epitope steering may contribute to advancements in treating immune system diseases, neurological conditions, infectious diseases, and rare genetic disorders. In the specialized field of intratumoral immuno-oncology, there is potential for epitope steering to modify the tumor microenvironment, which could improve the outcomes of immune-stimulatory protein therapies. Additionally, the precision offered by epitope steering could play a role in the next generation of cancer vaccines, aiming to enhance T cell responses.

While the prospects are broad, epitope steering remains a hopeful strategy in the development of novel treatments, extending through pain management, and potentially even vaccine development for complex protein structures that have been difficult to target.

Partnerships

As noted above, one of the three pillars of value creation that structures the Company’s strategic business approach are strategic partnerships.  At the center of such pillar is the Company’s AI Discovery Platform.

In June 2023, the Company entered into a research collaboration with the National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health (“NIH”), to investigate the potential of the Company’s patented AI-driven epitope steering platform for the development of a vaccine for Lassa fever, a sometimes fatal viral disease endemic to parts of West Africa.  Under the collaboration, the Company worked with the NIAID’s Vaccine Research Center to determine whether using the Company’s AI Discovery Platform to steer immunity toward viral epitopes identified by the vaccine center’s researchers could offer advantages over other vaccine development approaches. The Company designed ten engineered epitopes for the collaboration, which were screened for binding to three known Lassa fever neutralizing antibodies, alongside the NIAID 's Vaccines Research Center’s internal epitope designs. Importantly, the Company’s engineered epitopes showed binding to the Lassa neutralizing antibodies and were among the top-ranked hits regarding expression, an important consideration for cost-effective vaccine production.  While the NIAID elected not to proceed with joint optimization of the lead hits, the Company enhanced its discovery process as a result of the collaboration, incorporating diffusion-based generative AI models into its engineered epitope designs. The new models are already contributing to the Company’s pipeline development and are being used with current partners.

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

In March 2024, the Company entered into a collaboration with AstralBio, Inc., (“AstralBio”).  As part of the collaboration, the Company has granted an exclusive license to its AI-powered technology to identify and engineer four (4) targets for the treatment of cardiometabolic disease, of which AstralBio may continue the pre-clinical development and deploy its drug development expertise to advance candidates to an Investigational New Drug (IND) application. The Company has the exclusive option to license three (3) cardiometabolic targets from AstralBio and will receive the rights to develop, manufacture and commercialize those targets upon exercise. As a result of this collaboration, iBio and AstralBio have agreed to initiate the development of a novel lead program focused on targeting the transforming growth factor beta (TGFb) superfamily for the treatment of muscle wasting and obesity.

The Company continues to seek out opportunities for future collaborations using the Company’s AI Discovery Platform.

Pipeline

The Company is currently in the process of building and advancing its pipeline. The focus of the Company’s pipeline is expanding beyond immuno-oncology, with the addition of obesity and cardiometrabolic diseases. By leveraging its technology stack, the pipeline is geared towards hard-to-drug targets and molecules offering differentiation. To reduce target risk and leverage competitor insights, one of the Company’s strategic approaches involves focusing on best-in-class therapies. The Company’s approach by targeting molecules that have already been partially validated allows the Company to benefit from the progress made by others in the field. A second strategy is dedicated to pioneering first-in-class therapies. Utilizing the Company’s AI Discovery Platform, it innovates by creating antibodies aimed at hard-to-drug targets, maximizing the potential of our cutting-edge technology.

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

The Company continues to advance its IL-2 sparing anti-CD25 antibody, IBIO-101, and intends moving the program from IND-enabling stage to an IND filing during the calendar year 2025, subject to positive competitor data and funding availability.

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

Obesity and Cardiometabolic Diseases

Anti-Myostatin Antibody

Myostatin, also known as growth differentiation factor 8 (GDF8), is a transforming growth factor-β (TGF-β) family member that functions to limit skeletal muscle growth. Loss-of-function mutations in myostatin result in a pronounced increase in muscle mass in humans and various animals, while its overexpression leads to severe muscle atrophy. Myostatin also elicits effects on bone metabolism, as demonstrated by enhanced bone mineral density and bone regeneration in myostatin deficient mice.

The Company aims to use its AI-driven technology, specifically its StableHu AI technology and mammalian display to identify molecules that are differentiated against competitor anti-myostatin antibodies. The discovery campaign will be designed to, among other goals, optimize potency, specificity, developability and half-life of novel molecules.

Anti-myostatin therapies are most validated for their role in enhancing muscle growth and differentiation in animals. However, they may also positively impact other tissues, such as bone and adipose tissue, either directly or indirectly. Such multifaceted benefits position anti-myostatin treatments as promising options for a spectrum of human conditions, including obesity, sarcopenia, and diabetes, among others.

2.   Basis of Presentation

Interim Condensed Consolidated Financial Statements

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

Going Concern

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The history of significant losses, the negative cash flow from operations, the upcoming maturity of the term note payable, the limited cash resources on hand and the dependence by the Company on obtaining additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about the Company's ability to continue as a going concern. Management’s current financing and business plans have not mitigated such substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date of filing this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024. In an effort to mitigate the substantial doubt about continuing as a going concern and increase cash reserves, the Company has raised funds from time to time through equity offerings or other financing alternatives, sold certain intellectual property rights, reduced its work force by approximately 60% (a reduction of approximately 69 positions) in November 2022, and ceased operations of its 130,000 square foot cGMP facility located in Bryan, Texas (the “Facility”) thereby reducing annual spend on expenses. The Facility is a life science building located on land owned by the Board of Regents of the Texas A&M University System (“Texas A&M”) and was designed and equipped for the manufacture of plant-made biopharmaceuticals.

In July 2022, the Company initiated the selling of the CDMO assets and Facility, and since then has sold a substantial portion of the CDMO assets. (See Note 3 – Discontinued Operations for more information.)

Furthermore, on September 15, 2023, iBio CDMO LLC, or iBio CDMO, the Company’s subsidiary, entered into a purchase and sale agreement, dated as of September 15, 2023 (the “Purchase and Sale Agreement”), with Majestic Realty Co., a California corporation, (“Majestic Realty”), which sale if consummated would have allowed the Company to pay all outstanding amounts under the secured term loan with Woodforest National Bank (“Woodforest”) originally issued to iBio CDMO on November 1, 2021, in the amount of $22,375,000 (the “Term Loan”), with an outstanding balance of approximately $12.7 million as of March 31, 2024. (See Note 13 – Debt for more information.)  On November 7, 2023, the Company received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement. Although the Property (as such term is defined in Note 3 below) is listed for sale, the Company does not currently have a buyer for the Property (as such term is defined in Note 3 below) at a price that will allow us to pay the Term Loan in full. If a sale of the Facility is not consummated prior to the May 15, 2024 maturity date of the Term Loan and the maturity date is not further extended, the Company will not have sufficient funds to repay the Term Loan on its maturity date and support its operations for at least 12 months from the date of filing this Quarterly Report for the quarterly period ended March 31, 2024. There can be no assurance that the Company will be able to sell the Property or that the Company will be able to sell the Property for an amount that will allow it to repay all outstanding amounts under the Term Loan.

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

On December 7, 2023, the Company closed a public offering (the “2023 Offering”) pursuant to which it sold in the 2023 Offering, (i) 600,000 shares (the “Shares”) of the Company’s Common Stock, (ii) 1,650,000 pre-funded warrants (the “2023 Pre-Funded Warrants”) exercisable for an aggregate of 1,650,000 shares of Common Stock, (iii) 2,250,000 Series C common warrants (the “Series C Common Warrants”) exercisable for an aggregate of 2,250,000 shares of Common Stock, and (iv) 2,250,000 Series D common warrants (the “Series D Common Warrants,” and together with the Series C Common Warrants, the “Common Warrants”) exercisable for an aggregate of 2,250,000 shares of Common Stock. A.G.P./Alliance Global Partners (“A.G.P.”) acted as lead placement agent, and Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”), acted as co-placement agent (A.G.P. and Brookline are referred to herein, collectively, as the “Placement Agents”) for the 2023 Offering. The Company received approximately $4.5 million in gross proceeds from the 2023 Offering, including the exercise of all 2023 Pre-Funded Warrants and prior to deducting placement agent fees and other estimated offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Common Warrants. (See Note 16 – Stockholders’ Equity for more information.)

On February 25, 2024, the Company entered into an Asset Purchase Agreement (the “PD-1 Purchase Agreement”) with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) pursuant to which the Company sold and assigned to Otsuka, and Otsuka purchased and assumed, all intellectual property rights directly related to the Company’s early-stage programmed cell death protein 1 (“PD-1” ) (the “PD-1 Assets”) developed or held for development in consideration of $1,000,000 paid at closing.  The PD-1 Purchase Agreement also provides for a potential contingent payment of $2,500,000 upon the achievement of specified developmental milestones and a second potential contingent payment of $50,000,000 upon the achievement of specified milestones following commercialization. The acquisition of the PD-1 Assets (the “PD-1 Acquisition”) closed on February 25, 2024.

On March 26, 2024, the Company entered into a securities purchase agreement (the “PIPE Purchase Agreement”) with several institutional investors and an accredited investor (the “Purchasers”) for the issuance and sale in a private placement (the “Private Placement”) of the following securities for gross proceeds of approximately $15.1 million: (i) 2,701,315 shares of the Company’s common stock, par value $0.001 (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 2,585,963 shares of the Company’s Common Stock at an exercise price of $0.0001 per share, and (iii) Series E Common Stock purchase warrants (the “Series E Warrants”) to purchase up to 5,287,278 shares of the Company’s Common Stock at an exercise price of $2.64 per share. The Series E Warrants are exercisable at any time after the six-month anniversary of their issuance (the “Initial Exercise Date”) at an exercise price of $2.64 per share and have a term of exercise equal to five years from the date of issuance. The combined purchase price for one share of common stock and the accompanying Series E Warrant was $2.85 and the purchase price for one Pre-Funded Warrant and the accompanying Series E Warrant was $2.849. Chardan Capital Markets, LLC (“Chardan”) served as the exclusive placement agent in connection with the Private Placement and was paid (i) a cash fee equal to 6.0% of the aggregate gross proceeds of the Private Placement (reduced to 4.0% with respect to certain investors), and (ii) up to $50,000 for legal fees and other out-of-pocket expenses. The Private Placement closed on April 1, 2024.  The Company received net proceeds of approximately $14.1 million from the Private Placement, after deducting estimated offering expenses payable by the Company, including placement agent fees and expenses, which was reported as a subscription receivable on the March 31, 2024 condensed consolidated balance sheet.

During the third quarter of Fiscal 2024, 414,000 of pre-funded warrants issued in 2023, 1,131,500 Series C Common Warrants and 1,006,500 Series D Common Warrants were exercised for proceeds of $4,276,000.  In April 2024, 48,000 Series C Common Warrants and 48,000 Series D Common Warrants were exercised for proceeds of $192,000.

The Company’s cash, cash equivalents and restricted cash were approximately $6.4 million as of March 31, 2024, which is inclusive of restricted cash of $1.1 million, of which $0.9 million was deposited in accordance with the Fourth Amendment with Woodforest. Subsequent to March 31, 2024, the Company received net proceeds from the Private Placement of approximately $14.1 million.  As of the filing of this Quarterly Report, the Company’s cash balance of approximately $17.9 million, which is inclusive of $1.1 million of restricted cash, is not anticipated to be sufficient to support operations through the first quarter of Fiscal 2025, unless the Company either sells the Facility prior to the May 15, 2024 maturity date for amounts near or above its Term Loan, the maturity date of the Term Loan is further extended, or the Term Loan is restructured. The Company is evaluating a potential transaction based on current interest in the Facility, which could minimize cash outlay and allow the Company to have a cash runway for at least 12 months from the date of the filing of this Quarterly Report. However, there can be no assurance the Company will be successful in implementing any of the potential options it is evaluating.

The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the substantial doubt about the Company’s ability to continue as a going concern.

Reverse Stock Split

On September 22, 2022, the Company's Board of Directors (the “Board”) approved the implementation of a reverse stock split (the “Reverse Split”) at a ratio of one-for-twenty-five (1:25) shares of the Company's Common Stock. The Reverse Split was effective as of October 7, 2022.  All share and per share amounts of the Common Stock presented in this Quarterly Report have been retroactively adjusted to reflect the Reverse Split. See Note 16 – Stockholders’ Equity for more information.

On November 27, 2023, the Company’s Board approved the implementation of a reverse stock split (the “2023 Reverse Split”) at a ratio of one-for-twenty (1:20) shares of the Company's Common Stock. The 2023 Reverse Split was effective as of November 29, 2023. All share and per share amounts of the Common Stock presented in this Quarterly Report have been retroactively adjusted to reflect the 2023 Reverse Split. See Note 16 – Stockholders’ Equity for more information.

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

Additionally, iBio CDMO LLC entered into a Purchase and Sale Agreement to sell the Property to Majestic Realty for a purchase price of $17,250,000 consisting of: (i) the ground leasehold estate and interest held under the Ground Lease Agreement, dated March 8, 2010, as amended by an Estoppel Certificate and Amendment to Ground Lease Agreement, dated as of December 22, 2015, between iBio CDMO (as assignee from College Station Investors LLC) and the Board of Regents of the Texas A&M University System (together, the “Ground Lease”), related to 21.401 acres in Brazos County, Texas land (the “Land”); (ii) the buildings, parking areas, improvements, and fixtures situated on the Land (the “Improvements”); (iii) all iBio CDMO’s right, title, and interest in and to furniture, personal property, machinery, apparatus, and equipment owned and currently used in the operation, repair and maintenance of the Land and Improvements and situated thereon (collectively, the “Personal Property”); (iv) all iBio CDMO’s rights under the contracts and agreements relating to the operation or maintenance of the Land, Improvements or Personal Property which extend beyond the closing date (the “Contracts”); and (v) all iBio CDMO’s rights in intangible assets of any nature relating to any or all of the Land, the Improvements and the Personal Property (the “Intangibles”; and together with the Ground Lease, Improvements and Personal Property, collectively, the “Property”). On November 7, 2023, the Company received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement between Majestic Realty and iBio CDMO LLC, pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property. The Property continues to be listed for sale.

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

The Company recorded additional fixed asset impairment charges in discontinued operations of $3.1 million during the second quarter of Fiscal 2024. See Note 5 - Financial Instruments and Fair Value Measurement for more information.

The results of iBio CDMO's operations are reported as discontinued operations for three and nine months ended March 31, 2024 and for the three and nine months ended March 31, 2023. In addition, those assets and liabilities associated with the discontinued operations of the CDMO that the Company intends to sell have been classified as “held for sale” on the condensed consolidated balance sheets at March 31, 2024 and as of June 30, 2023. The Company has chosen not to segregate the cash flows of iBio CDMO in the condensed consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the condensed consolidated statements of cash flows have been provided below. Unless noted otherwise, discussion in the Notes to the Condensed Consolidated Financial Statements refers to the Company's continuing operations.

The following tables present a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the loss from discontinued operations presented separately in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Revenues	$—	$205
Cost of goods sold	—	25
Gross profit	—	180
Operating expenses:
Research and development	—	837
General and administrative	245	929
Gain on sale of fixed assets	—	(732)
Total operating expenses	245	1,034

Other expenses:
Interest expense - term note payable	(292)	(158)
Other	—	(3)
Total other expenses	(292)	(161)

Loss from discontinued operations	$(537)	$(1,015)

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2024	2023
Revenues	$—	$391
Cost of goods sold	—	52
Gross profit	—	339
Operating expenses:
Research and development	—	6,361
General and administrative	916	6,165
Fixed asset impairments	3,100	17,600
Gain on sale of fixed assets	(50)	(732)
Inventory reserve	—	4,933
Total operating expenses	3,966	34,327

Other income (expenses):
Interest expense - term note payable	(966)	(606)
Other	—	(4)
Total other expenses	(966)	(610)

Loss from discontinued operations	$(4,932)	$(34,598)

The following table presents net carrying values related to the major classes of assets that were classified as held for sale at March 31, 2024 and June 30, 2023 (in thousands):

	March 31,	June 30,
	2024	2023
Current assets:
Operating lease right-of-use assets	$1,933	$1,944
Property and equipment, net	13,024	16,424
Total current assets	$14,957	$18,368

Current liabilities:
Operating lease obligation	$1,933	$1,944
Total current liabilities	$1,933	$1,944

The following table presents the supplemental disclosures related to discontinued operations for the condensed consolidated statements of cash flows (in thousands):

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2024	2023
Depreciation expense	$—	$273
Amortization of finance lease right-of-use assets	8	20
Purchase of fixed assets	—	1,041
Fixed asset impairments	3,100	17,600
Inventory reserve	—	4,933
Sales proceeds of fixed assets	50	2,100
Investing non-cash transactions:
Fixed assets included in accounts payable in prior period, paid in current period	—	1,542
Sales of fixed assets receivable	—	460

Supplemental cash flow information:
Cash paid during the period for interest	490	469

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on its estimate of uncollectible amounts considering age, collection history, and other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At March 31, 2024 and June 30, 2023, the Company determined that an allowance for doubtful accounts was not needed. The Company had accounts receivable of $1 million at June 30, 2022.

Revenue Recognition

The Company accounts for its revenue recognition under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. A contract with a customer exists only when: (i) the parties to the contract have approved it and are committed to perform their respective obligations, (ii) the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”), (iii) the Company can determine the transaction price for the goods or services to be transferred, (iv) the contract has commercial substance and (v) it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. The Company recognizes revenue when it satisfies its performance obligations by transferring control of a promised good or service to the customer. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.

The Company analyzes its contracts to determine whether the elements can be separately identifiable and accounted for individually or as a bundle of goods or services. Allocation of revenue to individual elements that qualify for performance obligations is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors.

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At March 31, 2024 and June 30, 2023, the Company had no contract loss provisions.

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

For the nine months ended March 31, 2024, revenue in the amount of $50,000 was recognized from a non-refundable upfront license fee. No revenue was recognized for all other periods presented.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties for which the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At March 31, 2024 and June 30, 2023, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At  March 31, 2024, June 30, 2023 and June 30, 2022 contract liabilities were $175,000, $0 and $100,000, respectively. The Company recognized revenue of $53,000 and $100,000 during the three and nine months ended March 31, 2023, respectively, that was included in the contract liabilities balance as of June 30, 2022 and was reported in discontinued operations.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at March 31, 2024 and June 30, 2023 consisted of money market accounts. Restricted cash includes $0.9 million held within a Company account at Woodforest Bank for the term note payable (see Note 13 – Debt), collateral for a letter of credit obtained related to the San Diego operating lease (see Note 15 – Operating Lease Obligations) and collateral for a Company purchasing card. The Company’s bank required an additional 5% collateral held above the actual letters of credit issued for the San Diego lease and Company purchasing card. Restricted cash was approximately $1.1 million and $3.3 million at March 31, 2024 and June 30, 2023, respectively.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	March 31,	June 30,
	2024	2023
Cash and equivalents	$5,302	$4,301
Collateral held for letter of credit - term note payable	914	3,025
Collateral held for letter of credit - San Diego lease	198	198
Collateral held for Company purchasing card	17	55
Total cash, cash equivalents and restricted cash	$6,431	$7,579

The collateral held for the letters of credit for the San Diego lease and the Company purchasing card are classified as long-term on the condensed consolidated balance sheets at March 31, 2024 and June 30, 2023.

Investments in Debt Securities

Debt investments were classified as available-for-sale. Changes in fair value were recorded in other comprehensive income (loss). Fair value was calculated based on publicly available market information. Discounts and/or premiums paid when the debt securities were acquired are amortized to interest income over the terms of the debt securities. The Company held no investments in debt securities at March 31, 2024 and June 30, 2023.

Inventory

Inventory is stated at the lower of cost or net realizable value on the first-in, first-out basis. The Company held no inventory at March 31, 2024 and June 30, 2023.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Research and development expense was reported in continuing operations for the three and nine months ended March 31. 2024. No research and development expense was reported in discontinued operations for the three and nine months ended March 31, 2024. Research and development expense was reported in both continuing operations and discontinued operations for the three and nine months ended March 31, 2023.

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

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the insured amounts. The exposure to the Company is solely dependent upon daily balances and the strength of the financial institutions. The Company has not incurred any losses on these accounts. At March 31, 2024 and June 30, 2023, amounts in excess of insured limits were approximately $5.9 million and $6.9 million, respectively.

Revenue

During the three months ended March 31, 2024, the Company reported no revenue from continuing operations and discontinued operations. During the three months ended March 31, 2023, the Company reported no revenue from continuing operations and generated 100% of its revenue reported in discontinued operations from two customers.

During the nine months ended March 31, 2024, the Company reported license revenue from one research collaborator in continuing operations and no revenue in discontinued operations. During the nine months ended March 31, 2023, the Company reported no revenue from continuing operations and generated 100% of its revenue reported in discontinued operations from two customers.

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

5.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and term note payable in the Company’s condensed consolidated balance sheets approximated their fair values as of March 31, 2024 and June 30, 2023 due to their short-term nature. The carrying value of the promissory note receivable, the term note payable and finance lease obligation approximated to fair value as of March 31, 2024 and June 30, 2023 as the interest rates related to the financial instruments approximated market.

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

During the third quarter of Fiscal 2024, the Company utilized a market approach, using an independent third-party appraisal, including comparable assets, in addition the Company considered previous bids from prospective buyers and the nearing maturity date of the term note and concluded that fair value of the assets approximated their carrying value and no further impairment was required.

The following table shows the fair value of the Company's fixed assets included in Current Assets Held For Sale measured at fair value on a non-recurring basis as of March 31, 2024 (amounts in thousands):

	March 31, 2024
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

The Purchase and Sale Agreement

On November 1, 2021, the Purchaser entered into a Purchase and Sale Agreement (the “PSA”) with the Seller pursuant to which: (i) the Seller sold to the Purchaser all of its rights, title and interest as the tenant in the Ground Lease Agreement (the “Ground Lease Agreement”) that it entered into with Texas A&M (the “Landlord”) related to the land at which the Facility is located together with all improvements pertaining thereto (the “Ground Lease Property”), which previously had been the subject of the Sublease; (ii) the Seller sold to Purchaser all of its rights, title and interest to any tangible personal property owned by Seller and located on the Ground Lease Property including the Facility; (iii) the Seller sold to Purchaser all of its rights, title and interest to all licensed, permits and authorization for use of the Property; and (iv) College Station and iBio CDMO terminated the Sublease. The total purchase price for the Ground Lease

Property, the termination of the Sublease and other agreements among the parties, and the equity described below was $28,750,000, which was paid $28,000,000 in cash and by the issuance to Seller of warrants (the “Warrant”) described below. As part of the transaction, iBio CDMO became the tenant under the Ground Lease Agreement for the Ground Lease Property until 2060 upon exercise of available extensions. The base rent payable under the Ground Lease Agreement, which was $151,450 for the current year, is 6.5% of the Fair Market Value (as defined in the Ground Lease Agreement) of the Property. The Ground Lease Agreement includes various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature.

As discussed above, iBio CDMO is being accounted for as a discontinued operation.  As such, the assets acquired and/or leased are now classified as assets held for sale on the March 31, 2024 and June 30, 2023 condensed consolidated balance sheets.

The Equity Purchase Agreement

The Company entered into an Equity Purchase Agreement with Bryan Capital on November 1, 2021 (the “Equity Purchase Agreement”) pursuant to which the Company acquired for $50,000 cash, plus the Warrant, the one (1) share of iBio CMO Preferred Tracking Stock and the 0.01% interest in iBio CDMO owned by Bryan Capital. As a result, iBio CDMO is now a wholly-owned subsidiary of the Company.

The Credit Agreement

In connection with the PSA, iBio CDMO entered into a Credit Agreement (the “Credit Agreement”), dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 Term Loan to purchase the Facility, which Term Loan is evidenced by a term note. The Term Loan was advanced in full on the closing date. See Note 13 – Debt for further information of the Term Loan.

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
$7,500,000

On September 16, 2022, the Company entered an Asset Purchase Agreement (the “Asset Purchase Agreement”) with RubrYc pursuant to which it acquired substantially all of the assets of RubrYc.  The Company issued 5,117 shares of the Common Stock to RubrYc which were originally valued at approximately $1,000,000 (the “Closing Shares”). Pursuant to the Asset Purchase Agreement, the shares are subject to an initial lockup period and the estimated fair value was calculated as $650,000. The Company also agreed to make potential additional payments of up to $5,000,000 upon the achievement of specified developmental milestones on or before the fifth anniversary of the closing date, payable in cash or shares of the Common Stock, at the Company’s option. In addition, the Company had advanced RubrYc $484,000 to support their operation costs during the negotiation period and incurred transaction costs totaling $208,000, which were also capitalized as part of the assets acquired.  The assets acquired include the patented AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to CCR8, EGFRvIII, MUC16, CD3 and one additional immuno-oncology candidate. The Asset Purchase Agreement contained representations, warranties and covenants of RubrYc and the Company.  The acquisition closed on September 19, 2022 after receipt of approval of the NYSE American.

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

Separation Agreement and General Release

In connection with Mr. Isett’s resignation, the Company entered into a separation agreement and general release with Mr. Isett effective December 1, 2022 (the “Agreement”).  Pursuant to the Agreement, Mr. Isett resigned as CEO of the Company effective December 1, 2022, and remained an employee of the Company until December 31, 2022, on which date his employment with the Company terminated.  Following Mr. Isett’s termination of employment with the Company, pursuant to the Agreement, Mr. Isett receives the severance benefits set forth in his employment agreement, as previously disclosed by the Company, including (i) an amount equal to his base salary in equal bi-monthly installments for twenty-four (24) months; (ii) an amount equal to a pro rata share of his target bonus for the Fiscal 2023; (iii) an amount equal to the target bonus in equal bi-monthly installments for the twenty-four (24) month severance period and (iv) provided that he elects continuation coverage for health insurance under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay the full cost of this benefit for up to eighteen (18) months, or if he has not obtained alternative employer-provided health coverage by the end of the eighteen (18) month COBRA subsidy period, the Company will provide him with a lump-sum cash payment equal to six (6) times the monthly amount paid by the Company for the COBRA subsidy.  The Agreement includes a general release of claims by Mr. Isett. The Company accrued approximately $2.13 million to general and administrative expenses in the second quarter of Fiscal 2023. As of March 31, 2024, approximately $1.0 million is recorded in accrued expenses on the condensed consolidated balance sheets.

7.   Promissory Note Receivable

On June 19, 2023, the Company was issued a promissory note (the “Note”) with Safi Biosolutions, Inc. (“Safi”) in the principal amount of $1,500,000, which was issued in exchange for the convertible promissory note (the “Convertible Note”) issued to the Company by Safi on October 1, 2020. The Note has a maturity date of two (2) years from the date of issuance and can be extended by the mutual consent of the Company and Safi for two (2) additional one (1) year terms upon the payment of all accrued interest accrued through the date of such extension. In addition, the outstanding balance under the Note, or portions thereof, is due within a specified number of days after the receipt by Safi in a closing of specified financing milestones as more detailed in the Note. The Note bears interest at the rate of 5% per annum, which will increase to 7% for the first one (1) year extension and 9% for the second one (1) year extension. Upon the issuance of the Note, the Convertible Note, which bore interest at the rate of 5% per annum and had a maturity date of October 1, 2023, was voided.

For the three months ended March 31, 2024 and 2023, interest income amounted to $22,000 and $18,000, respectively. For the nine months ended March 31, 2024 and 2023, interest income amounted to $66,000 and $56,000, respectively. As of March 31, 2024 and June 30, 2023, the Note balance and accrued interest, which have been classified as long term, totaled $1,772,000 and $1,687,000, respectively.

8.   Investments in Debt Securities

The Company did not hold any investments in debt securities at March 31, 2024 and June 30, 2023. Amortization of premiums paid on the debt securities amounted to $0 and $7,000 for the three months ended March 31, 2024 and 2023, respectively. Amortization of premiums paid on the debt securities amounted to $0 and $67,000 for the nine months ended March 31, 2024 and 2023, respectively.

Realized losses on available-for sale debt securities are as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Proceeds from sale of debt securities	$—	$5,938
Cost of debt securities	—	6,036
Realized loss on sale of debt securities	$—	$(98)

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2024	2023
Proceeds from sale of debt securities	$—	$6,739
Cost of debt securities	—	6,837
Realized loss on sale of debt securities	$—	$(98)

9.   Finance Lease ROU Assets

The Company assumed three equipment leases as part of the RubrYc asset acquisition (see Note 6 – Significant Transactions). In addition, the Company leased a mobile office trailer which was classified as part of assets held for sale prior to its termination. The mobile office trailer lease was terminated in December 2022. See Note 14 – Finance Lease Obligations for more details of the terms of the leases.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	March 31,	June 30,
	2024	2023
ROU - Equipment	$814	$814
Accumulated amortization	(407)	(204)
Net finance lease ROU assets	$407	$610

Amortization of finance lease ROU assets was approximately $67,000 and $68,000 for the three months ended March 31, 2024 and 2023, respectively. Amortization of finance lease ROU assets approximately $203,000 and $136,000 for the nine months ended March 31, 2024 and 2023, respectively.

10.   Operating Lease ROU Assets

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California (the “San Diego Lease”).  Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000.  The net carrying amount of this ROU operating lease asset was $2,472,000 and $2,722,000 at March 31, 2024 and June 30, 2023, respectively.

Bryan, Texas

On November 1, 2021, iBio CDMO acquired the Facility and became the tenant under the Ground Lease Agreement upon which the Facility is located. Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $1,967,000. The net amount of this ROU operating lease asset is included in assets held for sale. See Note 15 – Operating Lease Obligation for additional information.

11.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	March 31,	June 30,
	2024	2023

Building and improvements	$695	$695
Machinery and equipment	3,521	3,521
Office equipment and software	403	403
	4,619	4,619
Accumulated depreciation	(893)	(400)
Net fixed assets	$3,726	$4,219

Depreciation expense reported in continuing operations was approximately $164,000 and $120,000 for the three months ended March 31, 2024 and 2023. Depreciation expense reported in continuing operations was approximately $492,000 and $235,000 for the nine months ended March 31, 2024 and 2023.

At March 31, 2024 and June 30, 2023 fixed assets held for sale in the amounts of $13,024,000 and $16,124,000, respectively, are included in assets held for sale.  Depreciation expense reported in discontinued operations was $0 for both the three months ended March 31, 2024 and 2023. The depreciation expense for the nine months ended March 31, 2024 and 2023 was $0 and $273,000, respectively, and is reported as part of loss from discontinued operations.

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

On September 16, 2022, the Company entered into an Asset Purchase Agreement with RubrYc described in more detail above (see Note 6 – Significant Transactions) pursuant to which it acquired substantially all of the assets of RubrYc. The assets acquired include the patented AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to CCR8, EGFRvIII, MUC16, CD3, and one additional immuno-oncology candidate.

In January 2014, the Company entered into a license agreement with the University of Pittsburgh whereby the Company acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology") which license agreement was amended in August 2016 and again in December 2020 and February 2022. The license agreement provided for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company had agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing an Investigational New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially was required to be met by December 1, 2015, and on November 2, 2020, was extended to be required to be met by December 31, 2021 and on February 8, 2022, was further extended to December 31, 2023. In addition, the amounts of the annual license maintenance fee and payment upon completion of various regulatory milestones were amended. On February 14, 2023, the Company provided notification to the University of Pittsburgh terminating the license agreement. Pursuant to the termination of the license agreement with the University of Pittsburgh, the Company’s financial obligations for the management of the patents under the license ceased on August 14, 2023, and transitioned back to the University of Pittsburgh. As a result of the termination of the license agreement, the Company recorded a full impairment of the related intangible asset associated with IBIO-100 in the amount of $25,000 in Fiscal 2023.

The Company re-evaluated its business strategy and reviewed its product portfolio during Fiscal 2023. After such review, the Company identified intellectual property, patent and licenses that would no longer be utilized and therefore were fully impaired. Accordingly, the Company recorded an impairment charge during Fiscal 2023 in general and administrative expenses of approximately $565,000.

On February 25, 2024, the Company entered into the PD-1 Purchase Agreement with Otsuka pursuant to which the Company sold and assigned to Otsuka, and Otsuka purchased and assumed, all intellectual property rights directly related to the Company’s PD-1 Assets developed or held for development. The Company received an upfront payment of $1.0 million in cash at closing which is reported as a gain in the condensed consolidated statements of operations and comprehensive loss for both the three and nine months ended March 31, 2024.  The Company will also be eligible to receive additional contingent cash payments totaling up to $52.5 million upon the achievement of certain pre-specified clinical development and commercial milestones. The Company will recognize the potential milestone payments at the earlier of when the contingent consideration is realized or is realizable.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	March 31,	June 30,
	2024	2023
Intellectual property – gross carrying value	$400	$400
Intellectual property – accumulated amortization	(30)	(15)
Total definite lived intangible assets, net of accumulated amortization	370	385

License - indefinite lived	5,003	5,003

Total net intangible assets	$5,373	$5,388

Amortization expense was approximately $5,000 and $5,000 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense was approximately $15,000 and $121,000 for the nine months ended March 31, 2024 and 2023, respectively.

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

On March 24, 2023, iBio CDMO and Woodforest entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”), which within the Fourth Amendment Woodforest agreed to (i) reduce the percentage of any payment to Woodforest the Company is required to make from the proceeds of sales of its common stock under its at-the-market facility from 40% to 20%, (ii) reduce the percentage of any payment to Woodforest the Company is required to make from the proceeds of sales of its equipment from 40% to 20%, and (iii) allowed the Company to retain $2,000,000 of the $5,100,000 that the Company received from the Fraunhofer Settlement Funds, with the remaining $3,000,000 being held in a Company account at Woodforest. In addition, the Company was obligated to (y) deliver to Woodforest an executed copy of a purchase agreement (the “Woodforest Purchase Agreement”) for the sale of the Facility, no later than April 14, 2023, and (z) pay to Woodforest a fee in the amount of $75,000 on the earlier of the date of the closing of the

Woodforest Purchase Agreement, or the Maturity Date (as defined in the Credit Agreement).  In addition, on March 24, 2023, the Company, as guarantor, entered into a fourth amendment to the Guaranty, which reduced the Liquidity Covenant from $7,500,000 to $1,000,000.

On May 10, 2023, iBio CDMO and Woodforest entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which within the Fifth Amendment Woodforest agreed to: (i) waive the Company’s obligation to deliver to Woodforest an executed copy of a Woodforest Purchase Agreement for the sale of the Facility no later than April 14, 2023 and, (ii) release $500,000 of the $3.0 million being held in a Company account at Woodforest when the outstanding principal amount is reduced to $10.0 million and for each additional $2.5 million reduction of the outstanding principal amount, an additional $750,000 will be released from the Company account at Woodforest. In addition, starting on the effective date of the Fifth Amendment, the interest on the Term Loan increased to 5.25%, and the Term Loan further accrued interest, payable in kind and added to the balance of the outstanding principal amount at a fixed rate per annum equal to (a) 1.00%, if the Facility is sold on or before June 30, 2023, (b) 2.00% if the Facility is sold after June 2023, but on or before September 30, 2023, or (c) 3.00%, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date. The Company also agreed to pay Woodforest a fee in the amount of (x) $75,000 if the Facility is sold on or before June 30, 2023, (y) $100,000 if the Facility is sold after June 2023, but on or before September 30, 2023, or (z) $125,000, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date.

On September 18, 2023, iBio CDMO and Woodforest entered into a sixth amendment to the Credit Agreement (the “Sixth Amendment”), pursuant to which Woodforest agreed to modify the Maturity Date to the earlier of December 31, 2023, or the acceleration of maturity of the Term Loan pursuant to the Credit Agreement, provided that (i) iBio CDMO shall deliver an executed copy of a Woodforest Purchase Agreement (as defined in the Credit Agreement) for the sale of the Facility within one business day after entry into the Sixth Amendment, and (ii) if the Facility is not sold on or before December 1, 2023, iBio CDMO will pay a fee in the amount of $20,000 upon the earlier of the date of the closing or the Maturity Date. In addition, if the closing and funding of the Woodforest Purchase Agreement does not occur on or before December 1, 2023, iBio CDMO will permit Woodforest to obtain an appraisal of iBio CDMO’s real estate, including the Facility, at the cost of iBio CDMO.

On October 4, 2023, iBio CDMO and Woodforest entered into the seventh amendment to the Credit Agreement (the “Seventh Amendment”), which amendment among other things, permits the Company, in each case, so long as no Potential Default or Default exists (as such terms are defined in the Credit Agreement) to make the following withdrawals from the Reserve Funds Deposit Account (as defined in the Credit Agreement): (i) up to $1,000,000 on October 4, 2023 so long as iBio CDMO maintains a minimum balance of $2,000,000 until October 16, 2023, (ii) up to an additional $750,000 after October 16, 2023 so long as iBio CDMO maintains a minimum balance of $1,250,000 until November 13, 2023, and (iii) up to an additional $250,000 after November 13, 2023 so long as iBio CDMO maintains a minimum balance of $1,000,000 until Payment in Full (as defined in the Credit Agreement). On the earlier of (a) the closing of the Woodforest Purchase Agreement, or (b) the Maturity Date (as defined in the Credit Agreement), the Company will pay Woodforest $20,000.  In addition, on October 4, 2023, the Company, as guarantor, entered into the Fifth Amendment to the Guaranty, which amendment reduces the liquidity covenant that requires the Company to maintain a specified amount in unrestricted cash to $0. Subsequent to executing the Seventh Amendment, the Company withdrew $2,000,000 of the restricted funds.

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

On March 28, 2024, iBio CDMO and Woodforest entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement, which amendment among other things, amends the Credit Agreement to: (i) set the maturity date of the term loan to the earlier of (a) May 15, 2024, or (b) the acceleration of maturity of the term loan in accordance with the Credit Agreement.

At March 31, 2024, the balance of the Term Loan was $12,655,000.  At June 30, 2023, the balance was $12,937,000 which consisted of the Term Note of $13,057,000, net of approximately $120,000 of deferred finance costs.

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research site. The financing is payable in monthly installments of $16,230 through October 2025. At March 31, 2024, the balance owed under the financing was $283,000. Interest incurred under the financing for the three months ended March 31, 2024 and 2023 totaled approximately $8,000 and $12,000, respectively. Interest incurred under the financing for the nine months ended March 31, 2024 and 2023 totaled approximately $28,000 and $19,000, respectively.

Future minimum payments under the equipment financing obligation are due as follows (in thousands):

Fiscal period ending on March 31:	Principal	Interest	Total
2025	$173	$22	$195
2026	110	4	114

Total minimum equipment financing payments	283	$26	$309
Less: current portion	(173)
Long-term portion of minimum equipment financing obligation	$110

Credit and Security Agreement

On January 16, 2024, the Company entered into a credit and security agreement (the “Credit and Security Agreement”) with Loeb Term Solutions LLC, an Illinois limited liability company (“Lender”), for a term loan or equipment line of credit loan (the “Loan”) pursuant to which the Company issued to Lender a term promissory note in the principal amount of $1,071,572 (the “2024 Term Note”) bearing interest at the Prime Rate, as quoted in the Wall Street Journal plus 8.5% (the “Effective Rate”), for proceeds of $1,027,455 after payment of $42,863 to Lender as an origination fee, $1,173 for appraisal costs, and $75.00 for bank wire fees.

The 2024 Term Note provides for monthly payments of principal and interest based on a four-year amortization period, with a balloon payment of all principal, accrued interest and any other amounts due on the two year anniversary of the 2024 Term Note. The Credit and Security Agreement granted to Lender a security interest in substantially all of the Company’s assets other than any intellectual property related to any of the Company’s filed patents (the “Loeb Collateral”) to secure the Company’s obligations under the 2024 Term Note. The 2024 Term Note is subject to a prepayment fee of: 4% of the principal amount being prepaid if the 2024 Term Note is prepaid during the first 12 months from its issuance, and 3% of the principal amount being prepaid if the 2024 Term Note is prepaid during the second 12 months from its issuance date.

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

The Company’s obligations to Lender under the 2024 Term Note and Credit Security Agreement are further secured by an validity guarantee, dated January 16, 2024 (the “Validity Guarantee”), executed by Dr. Martin Brenner and Felipe Duran in their individual capacity (the “Indemnitors”) for the benefit of Lender. The Validity Guarantee provides that the Indemnitors will indemnify the Lender from any loss or damage, including any actual, consequential or incidental loss or damage, suffered by Lender as a result of, or arising out of, among other things, any willful or intentional misrepresentation or gross negligence by the Company in connection with the Loan and any acts of fraud, conversion, misappropriation or misapplication of funds or proceeds of any Loeb Collateral by the Company or the Indemnitors.

The Credit and Security Agreement contains customary events of default. If an event of default occurs, the 2024 Term Note provides that regardless of whether the Lender elects to accelerate the maturity of the 2024 Term Note, the entire principal remaining unpaid hereunder shall thereafter bear interest at the rate equal to the Effective Rate plus 6% per annum.

The financing is payable in monthly installments of $30,710 through December 2025 and a balloon payment of $652,060 in January 2026. At March 31, 2024, the balance owed under the financing was $1,032,000. Interest incurred under the financing for the three and nine months ended March 31, 2024 totaled approximately $22,000.

Future minimum payments under the term promissory note obligation are due as follows (in thousands):

Fiscal period ending on March 31:	Principal	Interest	Total
2025	$208	$160	$368
2026	824	105	929

Total minimum term promissory note payments	1,032	$265	$1,297
Less: current portion	(208)
Long-term portion of minimum term promissory note obligation	$824

Insurance Premium Financing

On October 30, 2023, the Company entered into an insurance premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., whereby approximately $597,000 was borrowed over ten months at an imputed interest rate of 8.5%. The financing is payable in monthly installments of $62,095 through August 2024.  At March 31, 2024, the balance owed under the financing was approximately $340,000. Interest incurred under the financing for the three and six months ended March 31, 2024, totaled approximately $10,000 and $18,000, respectively.

Future minimum payments under the insurance premium financing obligation are as follows (in thousands):

Fiscal period ending on March 31:	Principal	Interest	Total
2025	$340	$7	$347

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

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Finance lease cost:
Amortization of ROU assets	$67	$68
Interest on lease liabilities	11	16
Total lease cost	$78	$84

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Operating cash flows from finance lease	$—	$—
Financing cash flows from finance lease obligations	$68	$62

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2024	2023
Finance lease cost:
Amortization of ROU assets	$203	$156
Interest on lease liabilities	38	33
Total lease cost	$241	$189

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$201	$144

	March 31,		June 30,
	2024		2023
Finance lease ROU assets	$407		$610
Finance lease obligation - current portion	$292		$272
Finance lease obligation - noncurrent portion	$130		$351
Weighted-average remaining lease term - finance lease	1.42	years	2.17	years
Weighted-average discount rate - finance lease obligation	9.50%		9.50%

Future minimum payments under the finance lease obligation are as follows (in thousands):

Fiscal year ending on March 31:	Principal	Interest	Total
2025	$292	$28	$320
2026	130	3	133

Total minimum lease payments	422	$31	$453
Less: current portion	(292)
Long-term portion of minimum lease obligations	$130

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

San Diego

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California.  Terms of the lease include the following:

●	The length of term of the lease is 88 months from the lease commencement date (as defined).
●	The lease commencement date was estimated to be on or around January 1, 2022.
●	The monthly rent for the first year of the lease is $51,223 and increases approximately 3% per year.
●	The lease provides for a base rent abatement for months two through five in the first year of the lease.
●	The Landlord provided a tenant improvement allowance of $81,860 to be used for improvements as specified in the lease.
●	The Company is responsible for other expenses such as electric, janitorial, etc.
●	The Company opened an irrevocable letter of credit in the amount of $188,844 in favor of the Landlord. The letter of credit expires on October 8, 2024 and renews annually as required.

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

	Three Months Ended March 31,
	2024	2023
Operating lease cost:	$141	$141
Total lease cost	$141	$141

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$141	$141
Operating cash flows from operating lease obligation	$158	$103

	Nine Months Ended March 31,
	2024	2023
Operating lease cost:	$422	$422
Total lease cost	$422	$422

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$422	$422
Operating cash flows from operating lease obligation	$472	$154

Future minimum payments under the operating lease obligation are as follows (in thousands):

Fiscal year ending on March 31:	Principal	Imputed Interest	Total
2025	$424	$220	$644
2026	476	188	664
2027	532	151	683
2028	593	111	704
2029	659	65	724
Thereafter	541	17	557

Total minimum lease payments	3,225	$752	$3,976
Less: current portion	(424)
Long-term portion of minimum lease obligation	$2,801

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

On November 27, 2023, the Company approved a proposal at the 2023 Annual Meeting of Stockholders (the “Annual Meeting”) to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s Common Stock, par value $0.001 per share, at a ratio between one-for-five to one-for-twenty, with the ratio within such range to be determined at the discretion of the Board, without reducing the authorized number of shares of Common Stock. Following the Annual Meeting, the Board approved a final split ratio of one-for-twenty (1:20). Following such approval, on November 28, 2023, the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2023 Reverse Stock Split, with an effective time of 12:01 a.m. Eastern Time on November 29, 2023. As a result of the 1:20 2023 Reverse Stock Split, each twenty (20) pre-split shares of Common Stock outstanding automatically combined into one (1) new share of Common Stock without any action on the part of the holders. No fractional shares were issued in connection with the 2023 Reverse Stock Split. In lieu of fractional shares, any person who would otherwise be entitled to a fractional share of Common Stock as a result of the reclassification and combination following the effective time of the 2023 Reverse Stock Split (after taking into account all fractional shares of Common Stock otherwise issuable to such holder) were entitled to receive a cash payment equal to the number of shares of the Common Stock held by such stockholder before the 2023 Reverse Stock Split that would otherwise have been exchanged for such fractional share interest multiplied by the average closing sales price of the Common Stock as reported on the NYSE American for the ten days preceding November 29, 2023.

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

In the fiscal year ended June 30, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 289,143 shares of Common Stock.  The Company received net proceeds of approximately $6.4 million during the fiscal year ended June 30, 2023 and held a subscription receivable for approximately $204,000 at June 30, 2023 for proceeds received on July 6, 2023.

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

Securities Purchase Agreement

On December 5, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain Purchasers identified on the signature pages of the Securities Purchase Agreement, pursuant to which the Company agreed to issue and sell, in the 2023 Offering, (i) 600,000 Shares of the Company’s Common Stock, (ii) 1,650,000 2023 Pre-Funded Warrants exercisable for an aggregate of 1,650,000 shares of Common Stock, (iii) 2,250,000 Series C Common Warrants exercisable for an aggregate of 2,250,000 shares of Common Stock, and (iv) 2,250,000 Series D Common Warrants exercisable for an aggregate of 2,250,000 shares of Common Stock. The 2023 Offering closed on December 7, 2023. The combined purchase price of each share of Common Stock and the accompanying Common Warrants was $2.00 (the “Offering Price”).

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

The Company received net proceeds of approximately $4 million in the 2023 Offering after deducting commissions and other issuance costs. Approximately $369,000 of issuance costs are reported in accrued expenses in the condensed consolidated balance sheet at March 31, 2024.

Securities Purchase Agreement and Warrants

On March 26, 2024, the Company entered into the 2024 Securities Purchase Agreement with the Securities Purchasers for the issuance and sale in the Private Placement of the following securities for gross proceeds of approximately $15.1 million: (i) 2,701,315 shares of the Common Stock, (ii) Pre-Funded Warrants to purchase up to 2,585,963 shares of the Company’s Common Stock at an exercise price of $0.0001 per share, and (iii) Series E Common Stock purchase warrants to purchase up to 5,287,278 shares of the Company’s Common Stock at an exercise price of $2.64 per share. The Series E Warrants are exercisable at any time after the six-month anniversary of their issuance at an exercise price of $2.64 per share and have a term of exercise equal to five years from the date of issuance. The combined purchase price for one share of common stock and the accompanying Series E Warrant was $2.85 and the purchase price for one pre-funded warrant and the accompanying Series E Warrant was $2.849.

A holder of the 2024 Pre-Funded Warrants and the Series E Warrants may not exercise any portion of such holder’s 2024 Pre-Funded Warrants or the Series E Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

The 2024 Pre-Funded Warrants are exercisable at any time after their original issuance, subject to the beneficial ownership limitation (as described above) and will not expire until exercised in full. The exercise price and number of shares of Common Stock issuable upon exercise of the 2024 Pre-Funded Warrants and Series E Warrants are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our Common Stock and the exercise price.

If at the time of exercise on a date that is after the Initial Exercise Date, there is no effective registration statement or the prospectus contained therein is not available for the issuance of shares of Common Stock to the holders of the Series E Warrants, the Series E Warrants may be exercised, in whole or in part, at such time by means of a “cashless exercise.”  If at the time of exercise on a date that is after the 60th day anniversary of the Initial Exercise Date, there is no effective registration statement or the prospectus contained therein is not available for the issuance of shares of Common Stock to the holders of 2024 Pre-Funded Warrants, the 2024 Pre-Funded Warrants may also be exercised, in whole or in part, at such time by means of a “cashless exercise.”

Pursuant to the 2024 Securities Purchase Agreement, the Company has agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of Common Stock issued to the Securities

Purchasers in the Private Placement and the shares underlying the 2024 Pre-Funded Warrants and the Series E Warrants no later than 60 days after the date of the 2024 Securities Purchase Agreement (the “Filing Date”), to use its commercially reasonable efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event not more than 75 days following the date of the 2024 Securities Purchase Agreement (or 90 days following the date of the 2024 Securities Purchase Agreement in the event of a “full review” by the SEC) (the “Effectiveness Date”), and to keep such registration statement effective at all times for a one year period after the closing date provided that the Company will have the right to suspend the registration statement for a period of fifteen (15) days during such one year period without being in breach. In the event that the resale registration statement is not (i) filed by the Filing Date or (ii) declared effective by the SEC by the Effectiveness Date, then, in addition to any other rights the Securities Purchasers may have under the 2024 Securities Purchase Agreement or under applicable law, on the Filing Date or the Effectiveness Date for a maximum of six months (each such date being referred to herein as an “Event Date”) and on each monthly anniversary of such Event Date (if the resale registration statement shall not have been filed or declared effective by the applicable Event Date) until the resale registration statement is filed or declared effective, the Company shall pay to each Securities Purchaser an amount in cash, as partial liquidated damages and not as a penalty, equal to the product of 1.0% multiplied by the aggregate subscription amount paid by such Securities Purchaser pursuant to the 2024 Securities Purchase Agreement for each security not registered, which amount shall be capped at 6%. The registration statement was filed with the SEC on April 16, 2024 and declared effective by the SEC on April 24, 2024.

The Private Placement closed on April 1, 2024 at which time the Company received net proceeds of approximately $14.1 million, which was reported as a subscription receivable on the March 31, 2024 condensed consolidated balance sheet, from the Private Placement, after deducting estimated offering expenses payable by the Company, including placement agent fees and expenses. The Company intends to use the net proceeds received from the Private Placement primarily for general corporate purposes, including for research and development and working capital.

Chardan Capital Markets, LLC served as the exclusive placement agent in connection with the Private Placement and was paid (i) a cash fee equal to 6.0% of the aggregate gross proceeds of the Private Placement (reduced to 4.0% with respect to certain investors), and (ii) up to $50,000 for legal fees and other out-of-pocket expenses.

Pursuant to the terms of the 2024 Securities Purchase Agreement, the Company is prohibited from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Common Stock or securities convertible or exercisable into Common Stock for a period commencing on March 26, 2024, and expiring 60 days from the Effective Date (as defined in the Purchase Agreement). Furthermore, the Company is also prohibited from entering into any agreement to issue Common Stock or Common Stock Equivalents (as defined in the 2024 Securities Purchase Agreement) involving a Variable Rate Transaction (as defined in the 2024 Securities Purchase Agreement), subject to certain exceptions, for a period commencing on March 26, 2024 and expiring one year from such Effective Date (as defined in the 2024 Securities Purchase Agreement); provided that sixty (60) days after the Effective Date entering into an at-the-market facility shall not be deemed a Variable Rate Transaction.

Vesting of Restricted Stock Units “RSUs”

During the first quarter of Fiscal 2024, RSUs for 4,467 shares of Common Stock were vested.

During the second quarter of Fiscal 2024, RSUs for 4,951 shares of Common Stock were vested.

During the third quarter of Fiscal 2024, RSUs for 20,409 shares of Common Stock were vested.

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

No 2022 Warrants were exercised during the three and nine months ended March 31, 2024.

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

During the first quarter of Fiscal 2024, Lincoln Park purchased pursuant to the Purchase Agreement 181,141 shares of Common Stock and the Company received net proceeds of approximately $1.2 million.  During the second quarter of Fiscal 2024, an additional 21,457 shares of Common Stock were sold to Lincoln Park under the Purchase Agreement and the Company received net proceeds of approximately $122,000. No shares remain available for sale under the Purchase Agreement at March 31, 2024.

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

During the third quarter of Fiscal 2024, 414,000 of 2023 Pre-Funded Warrants, 1,131,500 Series C Common Warrants and 1,006,500 Series D Common Warrants were exercised for proceeds of $4,276,000.

In April 2024, 48,000 Series C Common Warrants and 48,000 Series D Common Warrants were exercised for proceeds of $192,000.

Chardan Capital Markets

On April 1, 2024, the Company completed the Private Placement of (i) 2,701,315 shares of the Common Stock, (ii) 2024 Pre-Funded Warrants to purchase up to 2,585,963 shares of the Company’s Common Stock at an exercise price of $0.0001 per share, and (iii) Series E to purchase up to 5,287,278 shares of the Company’s Common Stock at an exercise price of $2.64 per share. The Series E Warrants are exercisable at any time after the Initial Exercise Date at an exercise price of $2.64 per share and have a term of exercise equal to five years from the date of issuance. The combined purchase price for one share of common stock and the accompanying Series E Warrant was $2.85 and the purchase price for one pre-funded warrant and the accompanying Series E Warrant was $2.849.

A holder of the 2024 Pre-Funded Warrants and the Series E Warrants may not exercise any portion of such holder’s 2024 Pre-Funded Warrants or the Series E Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

The 2024 Pre-Funded Warrants are exercisable at any time after their original issuance, subject to the beneficial ownership limitation (as described above) and will not expire until exercised in full. The exercise price and number of shares of Common Stock issuable upon exercise of the 2024 Pre-Funded Warrants and Series E Warrants are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our Common Stock and the exercise price.

If at the time of exercise on a date that is after the Initial Exercise Date, there is no effective registration statement or the prospectus contained therein is not available for the issuance of shares of Common Stock to the holders of the Series E Warrants, the Series E Warrants may be exercised, in whole or in part, at such time by means of a “cashless exercise.”  If at the time of exercise on a date that is after the 60th day anniversary of the Initial Exercise Date, there is no effective registration statement or the prospectus contained therein is not available for the issuance of shares of Common Stock to the holders of 2024 Pre-Funded Warrants, the 2024 Pre-Funded Warrants may also be exercised, in whole or in part, at such time by means of a “cashless exercise.”

No Series E Warrants were exercised during the three and nine months ended March 31, 2024.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Basic and diluted numerator:

Net loss from continuing operations	$(2,635)	$(6,279)	$(12,197)	$(24,379)

Net loss from discontinued operations	$(537)	$(1,015)	$(4,932)	$(34,598)

Net loss - total	$(3,172)	$(7,294)	$(17,129)	$(58,977)

Basic and diluted denominator:

Weighted-average common shares outstanding	3,713	659	2,247	530

Per share amount - continuing operations	$(0.71)	$(9.53)	$(5.43)	$(46.00)
Per share amount - discontinued operations	$(0.14)	$(1.54)	$(2.19)	$(65.28)
Per share amount - total	$(0.85)	$(11.07)	$(7.62)	$(111.28)

In Fiscal 2024 and Fiscal 2023, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of March 31, 2024 and 2023, shares issuable which could potentially dilute future earnings were as follows:

	March 31,
	2024	2023

	(in thousands)
Stock options	33	22
Restricted stock units	61	22
Warrants	10,661	297
Shares excluded from the calculation of diluted loss per share	10,755	341

18.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development	$33	$40
General and administrative	421	345
Total	$454	$385

	Nine Months Ended
	March 31,
	2024	2023
Research and development	$229	$96
General and administrative	1,441	2,330
Total	$1,670	$2,426

In addition, share-based compensation expense included in loss from discontinued operations totaled approximately $3,000 and $1,211,000 for the three months ended March 31, 2024 and 2023, respectively, and $9,000 and $1,519,000 for the nine months ended March 31, 2024 and 2023, respectively.

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

Under the 2023 Plan, 17,500 common shares have been issued pursuant to past grants, 61,300 common shares are reserved for past grants, and the remaining 1,121,200 common are available for future grants as of March 31, 2024.

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

Under the 2020 Plan, 23,183 common shares have been issued pursuant to past exercises, 31,986 common shares are reserved for past grants, and the remaining 8,831 common shares will no longer be available for future grants as of March 31, 2024.

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

No stock option agreements were granted during the second and third quarters of Fiscal year 2024.

RSUs

No RSUs were granted during the first and second quarters of Fiscal year 2024.

On January 26, 2024, the Compensation Committee of the Board approved a special equity award program pursuant to which it awarded to its employees an aggregate of 78,800 RSUs under the Company’s 2023 Plan, vesting quarterly over 12 months commencing. The grant-date fair value of the RSUs totaled approximately $93,000.

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

All cash payments owed pursuant to the terms of the Settlement Agreement have been received as of March 31, 2024.

20.   Income Taxes

The Company recorded no income tax expense for the three and nine months ended March 31, 2024 and 2023 because the estimated annual effective tax rate was zero. As of March 31, 2024, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

21.  Commitments and Contingencies

CRO Agreement

On October 10, 2022, the Company entered into an agreement with a CRO for cell line development and master cell banking to produce iBio-101 in addition to process development and GMP manufacturing of iBio-101 drug substance and drug product to support GLP toxicology and Phase 1 clinical studies. The Company incurred costs of $0 and $0.2 million for the three and nine months ended March 31, 2024, respectively, and has incurred total costs of approximately $1.4 million since the project's inception. The Company has no further commitment for additional costs.

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

22.   Employee 401(k) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(k) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended March 31, 2024 and 2023, employer contributions made to the Plan totaled approximately $43,000 and $56,000, respectively. For the nine months ended March 31, 2024 and 2023, employer contributions made to the Plan totaled approximately $122,000 and $200,000, respectively. In addition, employer contributions included in loss from discontinued operations totaled approximately $0 and $17,000 for the three months ended March 31, 2024 and 2023, respectively, and approximately $10,000 and $129,000 for the nine months ended March 31, 2024 and 2023, respectively.

23.   Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date through May 13, 2024, the date these financial statements are available to be issued. During this period, there were no material subsequent events requiring disclosure except as discussed below and in Note 16 – Stockholders’ Equity.

Vesting of RSUs

During the fourth quarter of Fiscal year 2024, RSUs for 12,227 shares of Common Stock were vested.

Equity Grants

On April 26, 2024, the Compensation Committee of the Board approved stock option grants to various employees to purchase 80,800 shares of the Common Stock at an exercise price of $1.72 per share, which included a stock option grant of 35,800 shares of the Common Stock to Felipe Duran, the Company’s Chief Financial Officer. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.  In addition, the Compensation Committee of the Board approved stock option grants to various consultants to purchase 399,000 shares of the Common Stock at an exercise price of $1.72 per share. The options vest quarterly over 12 months commencing on April 26, 2024.

On May 9,  2024, the Board approved a stock option grant to Dr. Martin Brenner, the Company’s Chief Executive Officer and Chief Scientific Officer, to purchase 147,300 shares of the Common Stock at an exercise price of $1.88 per share, which options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.  On May 9, 2024, the Board approved stock option grants to Dr. Brenner, Mr. Duran and an employee, to purchase 110,000 shares, 90,000 shares and 55,000 shares, respectively, of the Common Stock at an exercise price of $1.88 per shares, which options vest in equal amounts on a quarterly basis over a 36-month period.

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

Our strategic approach to fulfilling our mission is outlined as follows:

●	Elevate Epitope Discovery: We believe we lead the field with our patented AI-engine uncovering "hard to develop" molecules. Our unparalleled epitope engine stands out by allowing the ability to target select regions of a protein, potentially removing the lengthy trial and error out of mAb discovery. This capability is expected to improve probability of success while at the same time, reduces costs commonly caused by having an iterative process. Our epitope engine is engineered to match its target, refined for stability and optimized for water solubility, allowing us to identify new drug candidates that have failed or have been abandoned due to their complexity.
●	Capital Efficient Business Approach: Our strategic business approach is structured around the following pillars of value creation:
o	Strategic Partnerships: We are leveraging our platform and pipeline by forming strategic partnerships. Our aim is to become the preferred partner for major pharmaceutical and biotechnology companies seeking rapid and cost-effective integration of complex molecules into their portfolios, de-risking their early-stage pre-clinical work. Additionally, a rich array of fast follower molecules within our pre-clinical pipeline holds the potential to drive substantial partnerships, opening doors to innovative projects. By tapping into our platform, infrastructure, and expertise, partners have the potential to streamline timelines, reduce costs tied to biologic drug discovery applications and cell line process development, and expedite preclinical programs with efficiency.
o	Tech Licensing in Diverse Therapeutic Areas: In pursuit of adding value, we are exploring partnerships in diverse therapeutic domains such as CNS or vaccines. Our intention is to license the AI tech stack, extending its benefits to our partners and amplifying its biological impact and insights. This strategic approach enables us to capitalize on the value of our meticulously curated data while empowering collaborations and innovations.
o	Developing and Advancing Our In-house Programs Cost Effectively: Clinical advancement is crucial for drug discovery. We are actively looking for opportunities to progress our internal pre-clinical programs, with a focal point on oncology, obesity, and cardiometabolic diseases, steadily reinforcing our pre-clinical pipeline.
●	Unwavering Investment in Advancing the Platform: We maintain an unwavering commitment to invest in our platform, continually unlocking the potential of biology through AI and machine learning – the pinnacle of being on the forefront of machine learning advancing algorithms and models in order to improve its predictive power and reduce the time it takes to find a viable molecule.

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

Modalities

Epitope steering, an innovative AI-based technology we are pioneering, has the potential to positively impact various areas of medicine. Foremost in immuno-oncology, this technology is instrumental in creating targeted antibodies against specific cancer antigens, potentially enhancing the efficacy of treatments like checkpoint inhibitors and CAR-T therapies.

Similarly, in the battle against obesity and cardiometabolic disorders, epitope steering enables the discovery of therapeutics aimed at systemic secreted and cell-surface agents—key factors in these prevalent health issues. Its application could potentially lead to emerging treatments in cardiovascular diseases by targeting specific damaged tissues.

Beyond these areas, epitope steering may contribute to advancements in treating immune system diseases, neurological conditions, infectious diseases, and rare genetic disorders. In the specialized field of intratumoral immuno-oncology, there is potential for epitope steering to modify the tumor microenvironment, which could improve the outcomes of immune-stimulatory protein therapies. Additionally, the precision offered by epitope steering could play a role in the next generation of cancer vaccines, aiming to enhance T cell responses.

While the prospects are broad, epitope steering remains a hopeful strategy in the development of novel treatments, extending through pain management, and potentially even vaccine development for complex protein structures that have been difficult to target.

Partnerships

As noted above, one of the three pillars of value creation that structures of our strategic business approach are strategic partnerships.  At the center of such pillar is our AI Discovery Platform.

In June 2023, we entered into a research collaboration with the NIAID, a component of the NIH, to investigate the potential of our patented AI-driven epitope steering platform for the development of a vaccine for Lassa fever, a sometimes fatal viral disease endemic to parts of West Africa.  Under the collaboration, we worked with the NIAID’s Vaccine Research Center to determine whether using our AI Discovery Platform to steer immunity toward viral epitopes identified by the vaccine center’s researchers could offer advantages over other vaccine development approaches. We designed ten engineered epitopes for the collaboration, which were screened for binding to three known Lassa fever neutralizing antibodies, alongside the NIAID 's Vaccines Research Center’s internal epitope designs. Importantly, our engineered epitopes showed binding to the Lassa neutralizing antibodies and were among the top-ranked hits regarding expression, an important consideration for cost-effective vaccine production.  While the NIAID elected not to proceed with joint optimization of the lead hits, we enhanced our discovery process as a result of the collaboration, incorporating diffusion-based generative AI models into our engineered epitope designs. The new models are already contributing to our pipeline development and are being used with current partners.

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

In March 2024, we entered into a collaboration with AstralBio.  As part of the collaboration, we granted an exclusive license to our AI-powered technology to identify and engineer four (4) targets for the treatment of cardiometabolic disease, of which AstralBio may continue the pre-clinical development and deploy its drug development expertise to advance candidates to an IND application. We have the exclusive option to license three (3) cardiometabolic targets from AstralBio and will receive the rights to develop, manufacture and commercialize those targets upon exercise. As a result of this collaboration, we have agreed with AstralBio to initiate the development of a novel lead program focused on targeting the transforming growth factor beta (TGFb) superfamily for the treatment of muscle wasting and obesity.

We continue to seek out opportunities for future collaborations using our AI Discovery Platform.

Pipeline

We are currently in the process of building and advancing our pipeline. The focus of our pipeline is expanding beyond immuno-oncology, with the addition of obesity and cardiometrabolic diseases. By leveraging our technology stack, the pipeline is geared towards hard-to-drug targets and molecules offering differentiation. To reduce target risk and leverage competitor insights, one of the Company’s strategic approaches involves focusing on best-in-class therapies. The Company’s approach by targeting molecules that have already been partially validated allows the Company to benefit from the progress made by others in the field. A second strategy is dedicated to pioneering first-in-class therapies. Utilizing the Company’s AI Discovery Platform, it innovates by creating antibodies aimed at hard-to-drug targets, maximizing the potential of our cutting-edge technology.

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

We continue to advance our IL-2 sparing anti-CD25 antibody, IBIO-101, and intend moving the program from IND-enabling stage to an IND filing during the calendar year 2025, subject to positive competitor data and funding availability.

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

Obesity and Cardiometabolic Diseases

Anti-Myostatin Antibody

Myostatin, also known as growth differentiation factor 8 (GDF8), is a transforming growth factor-β (TGF-β) family member that functions to limit skeletal muscle growth. Loss-of-function mutations in myostatin result in a pronounced increase in muscle mass in humans and various animals, while its overexpression leads to severe muscle atrophy. Myostatin also elicits effects on bone metabolism, as demonstrated by enhanced bone mineral density and bone regeneration in myostatin deficient mice.

Our aim is to use our AI-driven technology, specifically our StableHu AI technology and mammalian display to identify molecules that are differentiated against competitor anti-myostatin antibodies. The discovery campaign will be designed to, among other goals, optimize potency, specificity, developability and half-life of novel molecules.

Anti-myostatin therapies are most validated for their role in enhancing muscle growth and differentiation in animals. However, they may also positively impact other tissues, such as bone and adipose tissue, either directly or indirectly. Such multifaceted benefits position anti-myostatin treatments as promising options for a spectrum of human conditions, including obesity, sarcopenia, and diabetes, among others.

Recent Developments

On January 16, 2024, we entered into a credit and security agreement (the “Credit and Security Agreement”) with Loeb Term Solutions LLC, an Illinois limited liability company (“Lender”), for a term loan or equipment line of credit loan (the “Loan”) pursuant to which we issued to Lender a term promissory note in the principal amount of $1,071,572 (the “2024 Term Note”) bearing interest at the Prime Rate, as quoted in the Wall Street Journal plus 8.5% (the “Effective Rate”), for proceeds of $1,027,455.23 after payment of $42,862.88 to Lender as an origination fee, $1,172.89 for appraisal costs, and $75.00 for bank wire fees. The 2024 Term Note provides for monthly payments of principal and interest based on a four-year amortization period, with a balloon payment of all principal, accrued interest and any other amounts due on the two year anniversary of the 2024 Term Note. The Credit and Security Agreement granted to Lender a security interest in substantially all of our assets other than any intellectual property related to any of our filed patents (the “Loeb Collateral”) to secure our obligations under the 2024 Term Note. The 2024 Term Note is subject to a prepayment fee of: 4% of the principal amount being prepaid if the 2024 Term Note is prepaid during the first 12 months from its issuance, and 3% of the principal amount being prepaid if the 2024 Term Note is prepaid during the second 12 months from its issuance date. See Note 13 – Debt to the notes to financial statements for additional information regarding the Loan and Credit and Security Agreement.

On February 25, 2024, we closed the sale to Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) pursuant to which we sold of our early-stage PD-1 Assets developed or held for development in consideration of $1,000,000.  The PD-1 Purchase Agreement also provides for a potential contingent payment of $2,500,000 upon the achievement of specified developmental milestones and a second potential contingent payment of $50,000,000 upon the achievement of specified milestones following commercialization.

On March 26, 2024, we entered into the PIPE Purchase Agreement with several institutional investors and an accredited investor for the issuance and sale in a Private Placement of the following securities for gross proceeds of approximately $15.1 million: (i) 2,701,315 shares of our Common Stock, (ii) Pre-Funded Warrants to purchase up to 2,585,963 shares of our Common Stock at an exercise price of $0.0001 per share, and (iii) Series E Warrants to purchase up to 5,287,278 shares of our Common Stock at an exercise price of $2.64 per share. The Series E Warrants are exercisable at any time after the six-month anniversary of the Initial Exercise Date at an exercise price of $2.64 per share and have a term of exercise equal to five years from the date of issuance. The combined purchase price for one share of common stock and the accompanying Series E Warrant was $2.85 and the purchase price for one pre-funded warrant and the accompanying Series E Warrant was $2.849. Chardan served as the exclusive placement agent in connection with the Private Placement and was paid (i) a cash fee equal to 6.0% of the aggregate gross proceeds of the Private Placement (reduced to 4.0% with respect to certain investors), and (ii) up to $50,000 for legal fees and other out-of-pocket expenses. The Private Placement closed on April 1, 2024.  The Company received net proceeds of approximately $14.1 million from the Private Placement, after deducting estimated offering expenses payable by the Company, including placement agent fees and expenses. No Seried E Warrants were exercised during the three and nine months ended March 31, 2024.

In connection with the Private Placement, we entered into a side letter agreement (the “Letter Agreement”) with one investor, Lynx1 Capital Management LP (the “Investor”). Subject to the terms of the Letter Agreement, the Investor will be entitled to nominate one individual to serve as a director on our Board of Directors for one three-year term commencing with our 2024 Annual Meeting of Stockholders.

On March 28, 2024, iBio CDMO and Woodforest entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement, which amendment among other things, amends the Credit Agreement to: (i) set the maturity date of the term loan to the earlier of (a) May 15, 2024, or (b) the acceleration of maturity of the term loan in accordance with the Credit Agreement.

Liquidity and Capital Resources

The history of significant losses, the negative cash flow from operations, the upcoming maturity of the Term Loan, the limited cash resources on hand and the dependence by us on obtaining additional financing to fund our operations after the current cash resources are exhausted raises substantial doubt about our ability to continue as a going concern. Our management concluded that the current financing and business plans have not mitigated such substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date of filing this Quarterly Report for the quarterly period ended March 31, 2024. Our auditors also included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended June 30, 2023 with respect to this uncertainty.

In an effort to mitigate the substantial doubt about continuing as a going concern and increase cash reserves, we raised funds through equity offerings or other financing alternatives including entering into an equipment line of credit, sold certain intellectual property rights, reduced our work force by approximately 60% (a reduction of approximately 69 positions) in November 2022, ceased operations of our 130,000 square foot cGMP facility located in Bryan, Texas (the “Facility”) thereby reducing annual spend on expenses by approximately 58% and generating cash savings of approximately 46% when comparing the nine months ended March 31, 2024 to the nine months ended March 31, 2023. Although the Facility is listed for sale, we do not currently have a buyer for the Property for amounts near or above the outstanding amounts owed under the Term Loan. If a sale of the Facility is not consummated prior to the May 15, 2024 maturity date of the Term Loan for an amount near or above the outstanding amounts owed under the Term Loan or the maturity date is not further extended or the terms of the term Loan are not otherwise restructered, we will not have sufficient funds to repay the Term Loan on its maturity date and support our operations for at least 12 months from the date of filing this Quarterly Report for the quarterly period ended March 31, 2024. Based upon the current terms of the Term Loan and current interest received for the purchase of the Property, even if we able to sell the Facility, it is unlikely the proceeds from such sale will be sufficient to pay the entire remaining outstanding balance of the Term Loan, unless the Term Loan is restructed. The Term Loan has an outstanding balance of $12.7 million as of March 31, 2024. There can be no assurance that we will be able to sell the Facility or that we will be able to sell the Facility for an amount that will allow us to repay all outstanding amounts under the Term Loan and have sufficient remaining cash to support our operations through the first quarter of Fiscal 2025. (See Note 3 – Discontinued Operations for more information.)

During the first quarter ended on September 30, 2023, we completed at-the-market offerings and sold 170,989 shares of Common Stock for which we received approximately $1.7 million. We also sold 181,141 shares of Common Stock under our purchase agreement entered into on August 4, 2023 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and received approximately $1.2 million in proceeds. During the second quarter ended December 31, 2023, we sold an additional 21,457 shares to Lincoln Park under the Purchase Agreement for approximately $0.1 million. (See Note 16 – Stockholder’s Equity for more information.) No shares remain available for sale under the Purchase Agreement at March 31, 2024.

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

On April 1, 2024, we closed the Private Placement pursuant to which we sold, (i) 2,701,315 Shares of our Common Stock, (ii) Pre-Funded Warrants exercisable for an aggregate of 2,585,963 shares of our Common Stock, and (iii) Series E Warrants exercisable for an aggregate 5,287,278 shares of our Common Stock. We received net proceeds of approximately $14.1 million from the Private Placement, after deducting estimated offering expenses paid by us, including placement agent fees and expenses. (See Note 16 – Stockholders’ Equity for more information.)

During the third quarter of Fiscal 2024, 414,000 of 2023 Pre-Funded Warrants, 1,131,500 Series C Common Warrants and 1,006,500 Series D Common Warrants were exercised for proceeds of $4,276,000.  In April 2024, 48,000 Series C Common Warrants and 48,000 Series D Common Warrants were exercised for proceeds of $192,000. [Need to update if any other warrants are exercised before the filing date.]

Our cash, cash equivalents and restricted cash was approximately $6.4 million as of March 31, 2024, which is inclusive of restricted cash of $1.1 million, of which $0.9 million was deposited in accordance with the Fourth Amendment with Woodforest. Subsequent to March 31, 2024, we received Private Placement net proceeds of approximately $14.1 million. As of the filing of this Quarterly Report on Form 10-Q our cash balance of approximately $17.9 million, which is inclusive of $1.1 million of restricted cash, is not anticipated to be sufficient to support operations through the first quarter of Fiscal 2025, unless we sell the Facility for amounts near or above our Term Loan or the Term Loan is restructured.  We are evaluating a possible transaction based on current interest in the Facility which would minimize cash outlay and allow us to have a cash runway for at least 12 months from the date of the filing of this Quarterly Report. However, there can be no assurance that we will be successful in implementing.

Results of Operations - Comparison of the three months ended March 31, 2024 and 2023

Revenue

Revenue from the CDMO operations is now included in discontinued operations and not broken out separately on the financial statements. Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue and ii) on our AI-driven discovery platform for which we do not expect substantial revenue in the next few years. No revenue was recognized for the three months ended March 31, 2024.

Research and Development Expenses (“R&D”)

R&D expenses for the three months ended March 31, 2024 and 2023 were $0.9 million and $2.6 million, respectively, a reduction of approximately ($1.7) million. The decrease in R&D expenses is mainly due to the reduction in personnel costs, a decrease in spending for consultants or outside services due to certain tasks and assays being performed in-house which were previously outsourced and a decrease in spend on consumable supplies.

General and Administrative Expenses (“G&A”)

G&A expenses for the three months ended March 31, 2024 and 2023 were approximately $2.7 million and $3.5 million, respectively, a decrease of ($0.8) million. The decrease in expenses is primarily attributable to a decrease in spending for consultants or outside services, the reduction in personnel costs, and a decrease in insurance premiums.  The decreases were partially offset by an increase in legal fees.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended March 31, 2024 were approximately $3.6 million, compared to approximately $6.2 million in the same period of Fiscal year 2023.

Discontinued Operations

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO, LLC) in order to complete our transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, we completed a workforce reduction of approximately 60% and discontinued CDMO operations. CDMO operations remain treated as a discontinued operation on our financial statements. Losses for Discontinued Operations for the three months ended March 31, 2024 were approximately ($0.5) million which consisted of interest related to the Term Note on the Facility ($0.3) million and costs to maintain the Facility ($0.2) million. Losses for Discontinued Operations for the three months ended March 31, 2023 were approximately ($1.0) million which consisted mainly of personnel related expenses of ($1.5) million, Facility related costs of ($0.3) million and ($0.2) million of interest related to the Term Note on the Facility offset by $0.2 milion of net revenues and $0.8 million in gains from the sales of fixed assets.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended March 31, 2024 was ($2.6) million, or ($0.71) per share. Net loss from continuing operations for the three months ended March 31, 2023 was approximately ($6.3) million, or ($9.53) per share.

Results of Operations - Comparison of the nine months ended March 31, 2024 and 2023

Revenue

Revenue from the CDMO operations is now included in discontinued operations and not broken out separately on the financial statements. Revenue was otherwise immaterial. Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue in the next few years and ii) on our AI-driven discovery platform for which we do not expect substantial revenue in the next few years. Revenue for the nine months ended March 31, 2024 was related to a research licensing agreement utilizing our AI-driven discovery platform.

Research and Development Expenses (“R&D”)

Research and development expenses for the nine months ended March 31, 2024 and 2023 were $4.0 million and $8.0 million, respectively, a decrease of approximately $4.0 million. The decrease in R&D expenses is mainly due to a decrease in spending for consultants or outside services since certain tasks and assays being performed in-house which were previously outsourced, a decrease in spend on consumable supplies and the reduction in personnel costs.

General and Administrative Expenses (“G&A”)

General and administrative expenses for the nine months ended March 31, 2024 and 2023 were approximately $9.2 million and $16.4 million, respectively, a decrease of $7.2 million. The decrease is primarily attributable to the reduction in personnel costs, a decrease in spending for consultants or outside services, a decrease in insurance premiums, and an intangible impairment recorded in the second quarter of Fiscal 2023.  The decrease in spend was partially offset by an increase in legal fees.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the nine months ended March 31, 2024, were approximately $13.3 million, compared to approximately $24.4 million in the same period of Fiscal year 2023.

Discontinued Operations

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO, LLC) in order to complete our transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, we completed a workforce reduction of approximately 60% and discontinued CDMO operations. CDMO operations are now treated as a discontinued operation on our financial statements. Losses for Discontinued Operations for the nine months ended March 31, 2024 were approximately ($4.9) million and consisted of an impairment of fixed assets ($3.1) million, interest related to the Term Note on the Facility ($0.9) million, and costs related to maintaining the Facility of ($0.9). Losses for Discontinued Operations for the nine months ended March 31, 2023 were approximately ($34.6) million and consisted of an impairment of fixed assets ($17.6) million, personnel costs including severance of ($7.5) million, costs related to maintaining the Facility of ($5.0) million, consumables and inventory write-down of ($4.9) million, interest related to the Term Note on the Facility approximately ($0.6) million offset by $0.3 milion of net revenues and $0.8 million in gains from the sales of fixed assets..

Net Loss from Continuing Operations

Net loss from continuing operations for the nine months ended March 31, 2024, was ($12.2) million, or ($5.43) per share. Net loss from continuing operations for the nine months ended March 31, 2023, was approximately ($24.4) million or ($46.00) per share.

Uses of Cash and Funding Requirements

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately ($13.7) million for the nine months ended March 31, 2024. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of approximately $1.1 million for the nine months ended March 31, 2024 was mainly attributable to sale of intangible assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2024, was approximately $11.5 million and was mainly attributable to the proceeds from the sale of securities and proceeds from the term promissory note (see Note 13 – Debt for further details), offset by payments towards debt, including the term note made to Woodforest (see Note 13 – Debt for further details).

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of March 31, 2024, our accumulated deficit was approximately ($306.1) million and we used approximately ($13.7) million of cash for operating activities during the nine months ended March 31, 2024.

We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies, through proceeds from the possible sale of the CDMO entity or the Facility, through potential proceeds from the sale or out-licensing of assets, and through proceeds from the sale of additional equity or other securities. However, there can be no assurance that we will be successful in implementing these plans, many of which will take several years before we will realize proceeds. If we should default on the Credit Agreement and Woodforest does not waive the default, and if Woodforest makes a demand for the acceleration of all payments due to this default, it could result in all obligations that are guaranteed being due and payable immediately without further notice. If the Term Loan matures and is not extended or the Term Loan payment is not otherwise restructured and we do not at the time of maturity date receive proceeds from the sale of the Facility that will allow for the full outstanding Term Loan balance to be repaid, it could result in us being required to pay any shortfall. In such event we will need to raise capital again in the next few months and we cannot be certain funding will be available to us on favorable terms or available at all. If we are unable to raise funds when required or on favorable terms, we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies or restructure our Company including a further work force reduction; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize. If we can satisfy the Term Loan with the proceeds of a sale of the Facility without cash outlay, we would have a cash runway of greater than twelve months from the filing of this Quarterly Report.

See Liquidity and Capital Resources above for further information.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”s), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2024, we were not involved in any SPE transactions.

Critical Accounting Estimates

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2024, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following accounting estimate had a material impact on our results of operations for the three and nine months ended March 31, 2024.

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

On November 7, 2023, we received written notice terminating the agreement for the sale of the Property. Upon receiving the termination notice, we reassessed the CDMO fixed assets for impairment which included obtaining appraisal values as of November 9, 2023. We utilized a market approach, using an independent third-party appraisal, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility and concluded that fair value of the assets approximated their carrying value and no further impairment was required at that time.

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

During the third quarter of Fiscal 2024, we utilized a market approach, using an independent third-party appraisal, including comparable assets, in addition we considered to previous bids from prospective buyers and the nearing maturity date of the term note and concluded that fair value of the assets approximated their carrying value and no further impairment was required. We may have to record a further, potentially material, impairment to the fair value of the Facility if we do not realize a sale transaction for the expected sales price.

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

We tested for impairment of the IBIO-101 therapeutic technology (or “IP”), classified as an indefinite-lived intangible asset, which had a carrying amount of $5 million at March 31, 2024. The key impairment trigger was a delay in the business plan with respect to IBIO-101 which prompted us to update our future cash flow model. We engaged a third party to perform valuation assistance with estimating the fair value of IBIO-101 and preparing a market capitalization reconciliation. The Multi-Period Excess Earnings Method (“MPEEM”) under the income approach was utilized to value the indefinite-lived asset. The MPEEM determines the value of a specified asset by calculating the present value of future earnings attributed to the asset. Since IBIO-101 is currently in its pre-clinical development phase, a probability of success was applied to the cash flows to account for the probability of reaching each step of development. The MPEEM requires that charges for the use of other contributory assets be subtracted under the theory that the owner of the subject asset does not own the other contributory assets and would have to rent/lease them in order to earn the cash flows related to the subject asset.

The resulting probability of success adjusted “excess earnings” were discounted to the present value using a 14.0% discount rate, which was based on iBio’s weighted-average cost of capital. The sum of the discounted excess earnings and the present value of the tax benefit related to amortization of the IBIO-101 indefinite-lived intangible indicated that the fair value was $5.9 million as of the March 31, 2024, valuation date. Given that the carrying amount of the asset was $5.0 million at March 31, 2024, it was concluded that no impairment existed.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, as amended, as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity.  In an effort to improve liquidity and our runway, we have placed our CDMO business and Facility on the market for sale, reduced our work force and ceased operations of our CDMO, thereby reducing annual spend on expenses by approximately 58% and generating cash savings of approximately 46% when comparing the nine months ended March 31, 2024 to the nine moths ended March 31, 2023. Potential options being considered to further increase liquidity include focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, grant revenue or collaborations, or a combination thereof. However, we anticipate that our expenses will increase as we continue our research and development activities and conduct clinical trials.

Despite the proceeds from the Private Placement, our cash, cash equivalents and restricted cash of $17.9 million as of May 13, 2024, is not anticipated to be sufficient to support our operations beyond the first quarter of Fiscal 2025 unless we sell the Facility for amounts near or above the term note outstanding payable balance or the Term Loan is restructured, we reduce our burn rate further, sublease all or a portion of the San Diego Lease, or raise additional capital. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital in order to fully execute our near and long-term business plans.

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

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of March 31, 2024, we have an accumulated deficit of $306.1 million.  As a result of our continued losses, our cash resources have not been sufficient to sustain our operations, and we have continued to depend on financing transactions to generate sufficient cash to stay in operation. During the nine months ended March 31, 2024, we used net cash in operating activities of $13.7 and we are currently incurring negative operating cash flows of approximately $1.5 million per month.

We held cash, cash equivalents and restricted cash of $17.9 million as of May 13, 2024. Based on current trends and activities, there is significant doubt that we can continue as a going concern beyond the first quarter of Fiscal 2025 if we do not sell the Facility for amounts near or above its Term Loan or the Term Loan is restructured. We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity. Potential options being considered to increase liquidity include focusing product development on a select number of product candidates, the possible sale of the Facility, the sale or out-licensing of certain product candidates or parts of the business, raising money from capital markets, grant revenue or collaborations, or a combination thereof. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan and based upon the current terms of the Term Loan, if the Facility is not sold at a price that allows for full or a significant portion of the outstanding Term Loan balance to be repaid, we will need to raise additional capital in order to fully execute our short-term business plan. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our condensed consolidated financial statements as of and for the year ended March 31, 2024 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our management concluded that our recurring losses from operations, the upcoming maturity of the Term Loan, and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months. The Term Loan with Woodforest, with an outstanding principal balance of which is $12.7 million as of May 13, 2024, matures on May 15, 2024 and unless the Property is sold prior to the Term Loan maturity date at a price near or above the outstanding payable to Woodforest, or the Term Loan is favorably restructured, we will not have sufficient resources to support operations through the first quarter of Fiscal. There can be no assurance that we will be able to sell the Facility or that we will be able to sell the Facility for an amount near or above the outstanding amounts under the Term Loan and not create a deficiency claim. We are evaluating a potential transaction based on current interest in the Facility which would minimize cash outlay and allow us to have a cash runway for at least 12 months from the date of the filing of this Quarterly Report. However, there can be no assurance that the Company will be successful in implementing. The report of our auditors on our financial statements as of and for the year ended June 30, 2023 also included an explanatory paragraph with respect to this uncertainty. If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives, or restructure our Company including a further work force reduction.

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

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our comprehensive net loss was approximately ($3.2) million and ($7.3) million for the three months ended March 31, 2024 and 2023, respectively. Our comprehensive net loss was approximately ($17.1) million and ($58.8) million for the nine months ended March  31, 2024 and 2023, respectively. Our comprehensive net loss was approximately ($64.8) million and ($50.5) million for the years ended June 30, 2023 and 2022, respectively. As of March 31, 2024, we had an accumulated deficit of approximately ($306.1) million.

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

If the Property is not sold prior to the May 15, 2024 Term Loan maturity date, iBio CDMO will not have sufficient funding to pay the Term Loan with Woodforest for which we are a guarantor and support our operations through the first quarter of Fiscal 2025.

Although we have listed the Property for sale, we do not currently have a signed contract to sell the Property near or above the outstanding balance under the Term Loan. On November 7, 2023, we received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement, dated as of September 15, 2023, between Majestic Realty and iBio CDMO LLC, pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property. There can be no assurance that we will complete a sale of the Property in a timely manner. If the Property is not sold prior to the May 15, 2024 maturity date of the Term Loan, we will not have sufficient funds to repay the Term Loan on its maturity date, the outstanding principal balance of which is $12.7 million as of March 31, 2024, and have sufficient funds to continue to support our operations through the first quarter of Fiscal 2025. In addition, if a sale of the Facility is not consummated at a price near or above the outstanding balance under the Term Loan based upon the current terms of the Term Loan, we will be required to pay the shortfall which could, depending upon such sale price, deplete our cash. Our failure to make such payments when due could result in our loss of the Facility. Any action to proceed against our assets would likely have a serious disruptive effect on our business operations, especially if the Facility or our other assets were foreclosed upon or our guarantee were enforced.

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

There is no assurance that we will generate sufficient revenue or raise sufficient capital to be able to make the required principal payment under the Term Loan that iBio CDMO entered into with Woodforest and continue our operations as currently planned. The Term Loan with Woodforest is secured by (a) a leasehold deed of trust on our Facility, and (b) a first lien on all assets of iBio CDMO including the Facility.  We have also guaranteed the payment of all iBio CDMO’s obligations under the Credit Agreement.  The Term Loan matures the earlier of May 15, 2024, or the acceleration of maturity of the Term Loan pursuant to the Credit Agreement.  If we or iBio CDMO fail to comply with the terms of the Term Loan and/or the related agreements, including the affirmative and negative covenants contained therein, Woodforest National Bank could declare a default and if the default were to remain uncured, Woodforest National Bank would have the right to proceed against any or all of the collateral securing their Term Loan. Our failure to make such payments when due could result in our loss of the Facility. In addition, we have guaranteed the repayment of the Term Loan and could be responsible for such payment.  Any action to proceed against our assets would likely have a serious disruptive effect on our business operations, especially if the Facility or our other assets were foreclosed upon.

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

The exercise of the  Series E Warrants to purchase up to 5,287,278 shares of our Common Stock will cause dilution to shareholders.

Our stockholders will experience substantial dilution from the issuance of shares of Common Stock upon exercise of the Series E Warrants.

To the extent that we raise additional capital through a public or private offering and sale of equity securities, the ownership interest of shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. The sale of a substantial number of shares of our Common Stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Director Resignation and Director Appointment

On May 7, 2024, Dr. Linda Armstrong notified the Company of her decision to resign, effective May 31, 2024, as a director of the Company. Ms. Armstrong’s resignation was not a result of any disagreement with the Company on any matter relating to its operations, policies or practices.

On May 9, 2024, the Company appointed Dr. Martin B. Brenner, the Company’s Chief Executive Officer and Chief Scientific Officer, to fill the vacancy created by Ms. Armstrong’s resignation, effective June 1, 2024.

Officer Severance Benefit Plan

On May 9, 2024, our Board adopted our Officer Severance Benefit Plan (the “Severance Benefit Plan”) which provides severance benefits in connection with a “Qualifying Termination” for officers designated as eligible participants thereunder, which currently includes Dr. Brenner and Mr. Duran. A Qualifying Termination is defined as a resignation for Good Reason or an Involuntary Termination Without Cause (as such terms are defined in the Severance Benefit Plan).  Pursuant to the Severance Benefit Plan, if the Company’s Chief Executive Officer is a participant in the Severance Benefit Plan and is terminated in a Qualifying Termination then, upon execution of a general waiver and release, he or she will be entitled to (i) a cash payment paid in equal installments  in the amount of 18 months of the then-effective base salary of such Chief Executive Officer if such Qualifying Termination is a Sale Event Related Termination (as such term is defined in the Severance Benefit Plan) or 12 months of the then-effective base salary if such Qualifying Termination is a Non-Sale Event Related Termination (as such term is defined in the Severance Benefit Plan ) (ii) plus a lump sum equal to 150% of such person’s target bonus percentage if such Qualifying Termination is a Sale Event Related Termination or 100% of such person’s target bonus percentage pro- rated during the fiscal year of the Qualifying Termination if such Qualifying Termination is a Non-Sale Event Related Termination (iii) the full amount of his or her COBRA premiums for the period which the participant is paid severance and (iv) if the Qualifying Termination is a Sale Event Related Termination, the vesting and exercisability of all outstanding Time-Based Vesting Equity Awards and Performance-Based Vesting Equity Awards (as such terms are defined in the Severance Benefit Plan) that are held by such person on such date shall be accelerated in full as of the date of such Sale Event Related Termination and the vesting of any other equity awards granted to the participant by the Company, and any issuance of shares triggered by the vesting of such equity awards, shall be accelerated in full as of the date of such Sale Event Related Termination. For purposes of determining the number of shares that will vest with respect to any Performance-Based Vesting Equity Awards for which the performance period has not ended and that has multiple vesting levels depending upon the level of performance, vesting acceleration with respect to any ongoing performance period(s) shall occur with respect to the number of shares subject to the award as if the applicable performance criteria had been attained at a 100% level or, if greater, based on actual performance as of the Sale Event Related Termination. Pursuant to the Severance Benefit Plan, if an Executive Officer other than the Chief Executive Officer is a participant in the Severance Benefit Plan and is terminated in a Qualifying Termination then, upon execution of a general waiver and release, he or she will be entitled to (i) a cash payment paid in equal installments in the amount of 12 months of the then-effective base salary of such executive officer if such Qualifying Termination is a Sale Event Related Termination or  9 months of the then-effective base salary if such Qualifying Termination is a Non-Sale Event Related Termination (ii) plus a lump sum equal to 100% of such person’s target bonus percentage if such Qualifying Termination is a Sale Event Related Termination or 100%  of such person’s target bonus percentage pro- rated during the fiscal year of the Qualifying Termination if such Qualifying Termination is a Non-Sale Event Related Termination (iii) the full amount of his COBRA premiums for the period which the participant is paid severance and (iv) if the Qualifying Termination is a Sale Event Related Termination, the vesting and exercisability of all outstanding Time-Based Vesting Equity Awards and Performance-Based Vesting

Equity Awards (as such terms are defined in the Severance Benefit Plan) that are held by such person  on such date shall be accelerated in full as of the date of such Sale Event Related Termination and the vesting of any other equity awards granted to the participant by the Company, and any issuance of shares triggered by the vesting of such equity awards, shall be accelerated in full as of the date of such Sale Event Related Termination. For purposes of determining the number of shares that will vest with respect to any Performance-Based Vesting Equity Awards for which the performance period has not ended and that has multiple vesting levels depending upon the level of performance, vesting acceleration with respect to any ongoing performance period(s) shall occur with respect to the number of shares subject to the award as if the applicable performance criteria had been attained at a 100% level or, if greater, based on actual performance as of the Sale Event Related Termination.

The foregoing summary of the Severance Benefit Plan does not purport to be complete and is qualified in its entirety by reference to full text of the Severance Benefit Plan, a copy of which is as Exhibit 10.9 and incorporated herein by reference.

Item 6.  Exhibits.

Exhibit No.	Description
3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 – File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 – File No. 001-35023)

3.3

Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.6

Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.7

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022 – File No. 000-53125)

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.9

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2022 – File No. 001-35023)

3.10

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – File No. 001-35023)

4.1

Form of Pre-Funded Warrants (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024- File No. 001-35023)

4.2

Form of Series E Common Warrants (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024- File No. 001-35023)

10.1

Credit and Security Agreement, dated January 16, 2024, by and between iBio, Inc. and Loeb Term Solutions LLC  (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.2

Schedule to Credit and Security Agreement, dated January 16, 2024, by and between iBio, Inc. and Loeb Term Solutions LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.3

Term Promissory Note, dated January 16, 2024, in the principal amount of $1,071,572 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.4

Validity Guarantee, dated January 16, 2024 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8 - K filed with the Securities and Exchange Commission on January 19, 2024 - File No. 001 - 35023)

10.5

Asset Purchase Agreement, dated February 25, 2024, by and between iBio, Inc. and Otsuka Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024 – File No. 001-35023

10.6

Form of Securities Purchase Agreement, dated March 26, 2024, by and between iBio, Inc. and the Purchaser signatory thereto* (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 – File No. 001-35023)

10.7

Side Letter Agreement dated April 1, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 – File No. 001-35023)

10.8

Ninth Amendment to Credit Agreement dated March 28, 2024, between iBio CDMO LLC and Woodforest National Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 – File No. 001-35023)

10.9*	iBio, Inc. Officer Severance Benefit Plan, effective May 9, 2024
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

iBio, Inc.
(Registrant)

Date: May 13, 2024	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer and Chief Scientific Officer Principal Executive Officer

Date: May 13, 2024	/s/ Felipe Duran
Felipe Duran
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer