Form 10-K
period 2024-06-30
iBio, Inc.
filed 2024-09-20
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission file number 001-35023

iBio, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2797813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11750 Sorrento Valley Road, Suite 200, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (302) 355-0650

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	IBIO	NYSE American

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $4,431,006 as of December 31, 2023, based upon the closing sale price on the NYSE American of $1.37 per share reported as of December 29, 2023 (the last trading day prior to December 31, 2023).

There were 8,637,895 shares of the registrant’s common stock issued and outstanding as of September 19, 2024.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Definitive Proxy Statement to be used in connection with the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

IBIO, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this Annual Report for the fiscal year ended June 30, 2024 (this “Annual Report”) to “iBio,” the “Company,” “we,” “us,” “our” and similar terms mean iBio, Inc.

Certain statements in this Annual Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. All statements contained in this Annual Report, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, the negative of these terms, other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report is as of June 30, 2024, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this Annual Report.

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

PART I

Item 1. Business.

Overview

iBio, Inc. (also referred to as "we", "us", "our", "iBio", or the "Company") is a preclinical stage biotechnology company leveraging the power of Artificial Intelligence (AI) for the development of hard-to-drug precision antibodies. Our proprietary technology stack is designed to minimize downstream development risks by employing AI-guided epitope-steering and monoclonal antibody (mAb) optimization.

Since September 2022, iBio has focused on utilizing AI and machine learning (ML) to discover and design antibodies against hard-to-drug targets upon the acquisition of substantially all of the assets of RubrYc Therapeutics, Inc. ("RubrYc") was consummated. This acquisition commenced our transition to an AI-enabled biotech company and the closing of the sale of the Contract Development and Manufacturing Organization (CDMO) facility in Texas concluded our transition. These strategic decisions enable us to solely focus resources on the development of AI-powered precision antibodies, positioning iBio at the forefront of this exciting field.  Our current therapeutics being developed are all in preclinical development and we have not completed any clinical trials for any vaccine or therapeutic protein product candidate produced using iBio technology and there is a risk that we will be unsuccessful in developing or commercializing any product candidates.

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

iBio’s technology stack also includes ShieldTx™, an antibody masking technology enabling the creation of conditionally activated antibodies. These masks keep antibodies inactive until they reach diseased tissue, where the masks are removed, and the antibodies are activated. This mechanism is thought to broaden the therapeutic window, potentially improving efficacy and safety of treatments. Conditionally activated antibodies are also believed to enable the use of drug combinations that are otherwise considered too toxic, and they open the door to pursuing targets which, due to their expression in multiple tissues, would otherwise raise safety concerns.

iBio’s scientific team, comprised of experienced AI/ML scientists and biopharmaceutical scientists, located side-by-side in our San Diego laboratory, possess the skills and capabilities to rapidly advance antibodies in house from concept to in vivo proof-of-concept (POC). This multidisciplinary expertise allows us to quickly translate scientific discoveries into potential therapeutic applications.

Artificial Intelligence in Antibody Discovery and Development

The potential of AI in antibody discovery is immense and is being increasingly recognized in the biopharmaceutical industry. The mAbs market has seen impressive growth in recent years, with mAbs increasingly on the list of the top-selling drugs in the United States. This success has driven the industry to seek innovative methods for refining and improving their antibody pipelines. AI and deep learning, which have already revolutionized small molecule drug design, are now making significant strides in the development and optimization of antibodies.

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

Key Achievements in Fiscal Year 2024

Transformation to an AI-powered biotech

●	Consummated the closing of the sale of the CDMO facility in Texas.
●	Developed a conditionally activated antibody technology, ShieldTx.
●	Entered into a securities purchase agreement for a private investment in public equity (“PIPE”) financing resulting in gross proceeds of approximately $15.0 million, before deducting placement agent fees and offering expenses.

Business Development

●	Partnered with National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health (“NIH”) and Eli Lilly on separate research collaborations.
●	Entered into a collaboration agreement with AstralBio, Inc. (“AstralBio”) to discover, engineer and develop novel antibodies to treat obesity and other cardiometabolic conditions.
●	Entered into an asset purchase agreement (“PD-1 Purchase Agreement”) with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”), pursuant to which Otsuka acquired the Company’s assets related to its early-stage programmed cell death protein 1 (“PD-1” ) agonist program with an upfront payment of $1.0 million in cash at closing and eligible to receive additional contingent cash payments totaling up to $52.5 million upon the achievement of certain pre-specified clinical development and commercial milestones.

Pipeline

●	Positive pre-clinical in vivo data for three immuno-oncology candidates, anti-EGFRvIII, CCR8 and a bispecific TROP-2 x CD3, advancing these programs to clinical candidate selection stage.
●	Initiated anti-myostatin project as first obesity/cardiometabolic program under the collaboration with AstralBio.

Strategy

iBio is a pioneering biotechnology company at the intersection of AI and biologics, committed to reshaping the landscape of discovery. Our core mission is to harness the potential of AI and machine learning to unveil elusive biologics that stand out and have evaded other scientists. Through iBio’s innovative platform, we champion a culture of innovation by swiftly identifying novel targets, forging strategic collaborations with the goal of enhancing efficiency, diversifying pipelines, and accelerating preclinical processes.

Our strategic approach to fulfilling iBio’s mission is outlined as follows:

●	Further develop and expand the iBio technology stack: iBio is continuously expanding and developing its technology stack to tackle current challenges in antibody discovery.
o	Current challenges in antibody discovery: Key challenges in today’s antibody discovery techniques include:
◾	A limited number of drug targets that can be pursued with traditional antibody discovery techniques.
◾	Lack of antibodies with complex mechanisms of action.
◾	Safety concerns for antibodies against widely expressed targets.
◾	Significant time required to optimize antibody leads.
◾	Lack of early assessment of the developability of antibodies.
o	iBio’s technology platform addresses current challenges in antibody discovery: iBio’s epitope steering technology allows the precise targeting of antibodies against hard-to-drug proteins and challenging target epitopes. This is believed to unlock a vast novel target space and enable the targeting of newly identified epitopes on well-validated proteins for best-in-class drug development. While the vast majority of approved antibodies function by disrupting protein-protein interactions, the discovery of antibodies with more complex mechanisms has been challenging. iBio’s ability to steer antibodies towards agonistic or cell-activating epitopes, or epitopes that lock protein complexes in certain active or inactive conformations, is believed to enable the creation of antibodies with a wide variety of complex modes of action.

Although bispecific antibodies and antibody-drug conjugates have proven to be highly efficacious, they have also raised safety concerns. iBio’s ShieldTx technology is an integrated part of the discovery process, designed to allow antibodies to be masked and rendered inactive until they reach the intended tissue (e.g., a tumor), where the mask is removed and the antibody is activated. ShieldTx is believed to have the capability of reducing or eliminating adverse effects stemming from off-target tissue effects, increase the probability of success in identifying a fitting mask, and reduce development time.

Lastly, iBio’s StableHu technology, coupled with mammalian display technology, has been shown in pre-clinical studies to allow for the reduction of lead optimization times by utilizing single-shot multi-dimensional optimization techniques. This also improves the developability of lead antibodies early in the discovery process.

●	Capital efficient business approach: iBio’s strategic business approach is structured around the following pillars of value creation:

o	Strategic Collaborations: We have leveraged our platform and pipeline by forming strategic partnerships. We aim to become the preferred partner for major pharmaceutical and biotechnology companies seeking rapid and cost-effective integration of complex molecules into their portfolios, de-risking their early-stage pre-clinical work. Additionally, rich array of fast follower molecules within the Company’s pre-clinical pipeline holds the potential to drive substantial partnerships, opening doors to innovative projects. By tapping into our, infrastructure, and expertise, partners have the potential to streamline timelines, reduce costs tied to biologic drug discovery applications and cell line process development, and expedite preclinical programs with efficiency.
o	Developing and advancing our in-house programs cost effectively: Clinical advancement is crucial for drug discovery. As we continue to develop our existing immune-oncology pre-clinical pipeline, we are also seeking strategic partners with the capabilities to more rapidly advance these programs towards the clinic. We also continue to assess our option rights to license three of the four assets under the collaboration with AstralBio to expand our pre-clinical pipeline into obesity and cardiometabolic programs and with the goal to become a clinical stage company.
o	Tech Licensing in Diverse Therapeutic Areas: In pursuit of adding value, iBio is exploring partnerships in diverse therapeutic domains such as CNS or vaccines. Our intention is to license the AI tech stack, extending its benefits to our partners and amplifying its biological impact and insights. This strategic approach enables us to capitalize on the value of our meticulously curated data while empowering collaborations and innovations, while at the same time allowing iBio to focus on both the platform and our core therapeutic areas, metabolic diseases and oncology.
●	Focused Investment in advancing the platform: iBio maintains a focused commitment to invest in our platform, continually unlocking the potential of biology through AI and machine learning. The pinnacle of being on the forefront of Machine learning advancing algorithms, and models in order to improve its predictive power and reduce the time it takes to find a viable molecule.

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

The first layer, epitope engineering, leverages the patented AI-engine to target specific regions of proteins, allowing us to engineer antibodies with high specificity and efficacy. Pursuing specific epitopes that elicit a specific biological function allows iBio to create antibodies with complex modes of action, like agonistic or cell activating antibodies. The second layer involves the proprietary antibody library, which is built on clinically validated frameworks and offers a rich diversity of human antibodies. The third layer of the technology stack is the antibody optimizing StableHu AI technology, coupled with mammalian display technology. This combination has been shown to speed up the Lead Optimization process and potentially minimizes downstream risks, with the goal of making the overall development process more efficient and cost-effective. Next, our EngageTx platform forms the fourth layer. It provides an optimized next-generation CD3 T-cell engager antibody panel characterized by a wide range of potencies, Non-Human Primate (NHP) cross-reactivity, increased humanness of the antibodies, and retained tumor cell killing capacity with reduced cytokine release.  Lastly, iBio’s ShieldTx antibody masking technology enables the creation of conditionally activated antibodies. Conditionally activated antibodies are believed to broaden the therapeutic window, potentially improving efficacy and safety of treatments and enabling the use of drug combinations that are otherwise considered too toxic, and they open the door to pursuing targets which, due to their expression in multiple tissues, would otherwise raise safety concerns.

Figure 1: iBio’s Technology Stack Addresses Several Current Challenges in Antibody Discovery

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

The application of engineered epitopes extends to a wide array of complex and hard-to-drug protein structures (as depicted in Figure 2). This broad applicability not only has the potential to unlock high-value targets in the field of immuno-oncology (I/O), but it could also be transformative in various other disease areas such as cardiometabolic, immunology and pain management. Furthermore, the potential use of this approach in vaccine development could open up new avenues for disease prevention.

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

Figure 4: CD3-Based T-Cell Engager Panel EngageTxTM

ShieldTx Antibody Masking Technology

The vast majority of potential drug targets are expressed in multiple tissues and cell types throughout the body, while only a few are exclusively expressed in diseased cells or tissues, such as tumors. Antibodies capable of destroying cells expressing the targeted protein can cause severe adverse effects if the target is present not only on tumor cells but also on healthy cells.

One technique to enable antibody development against such widely expressed targets is antibody masking. Masked antibodies, also known as conditionally activated antibodies, usually consist of three parts: the antibody itself, the mask, and a linker connecting the antibody and mask. The mask covers the binding region of the antibody, rendering it inactive until it reaches the diseased tissue, where the mask is cleaved off by i.e. an enzyme specific to the tumor. Once the mask is removed, the antibody is precisely activated in the target tissue (e.g., a tumor), thereby sparing healthy tissue from destruction.

Masking antibodies is thought to broaden the therapeutic window, potentially improving efficacy and safety of treatments. Conditionally activated antibodies are also believed to enable the use of drug combinations that are otherwise considered too toxic, and they open the door to pursuing targets that, due to their expression in multiple tissues, would otherwise raise safety concerns.

iBio’s ShieldTx technology enables the creation of conditionally activated antibodies and stands out because it is deeply integrated into iBio’s technology stack, providing multiple advantages. Identifying a fitting mask is challenging, however, iBio’s ShieldTx technology is designed to increase the probability of success. This increased success rate is due to iBio’s epitope engineering engine, which creates small embodiments of the drug target epitope to raise antibodies. These engineered epitopes, by definition, bind to the raised antibody and can be deployed as masks. Thus, the mask design process is inherently built into the antibody discovery process.

Additionally, multi-dimensional optimization with iBio’s StableHu antibody optimization technology allows for the simultaneous optimization of the three components of conditionally activated antibodies: the antibody, mask, and linker.

This approach, we believe, will significantly reduce development time compared to the typically sequential optimization of the individual components.

Figure 5: Mechanism of ShieldTx, iBio’s masking technology to create conditionally activated antibodies

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

Pre-Clinical Pipeline

iBio is currently in the process of building and advancing its preclinical pipeline by leveraging its technology stack focused on hard-to-drug targets and molecules offering differentiation in both in obesity and cardiometabolic disease space, as well as immune-oncology.  As iBio continues to leverage its technology stack and develop our existing immune-oncology pre-clinical pipeline, the Company also is seeking strategic partners with the capabilities to more rapidly advance these programs towards the clinic.  iBio also continues to assess our options rights to license three of the four assets under the AstralBio collaboration to add obesity and cardiometabolic programs into our pre-clinical pipeline.  Under this strategic collaboration with AstraBio, it affords iBio the opportunity to expand the Company’s pipeline and build a presence in the cardiometabolic disease space.

Figure 6: iBio’s Preclinical Therapeutics Pipeline

Therapeutics

Obesity/Cardiometabolic Diseases

According to the World Health Organization (WHO) Obesity and Overweight Fact-Sheets, worldwide adult obesity has more than doubled since 1990, and adolescent obesity has quadrupled.  In 2022, 2.5 billion adults (18 years and older) were overweight.  Of these, 890 million were living with obesity.

Until recently, pharmacologic options to treat obesity have been limited, but the recent approval and significant weight loss effect observed with incretin drugs has now provided medicines to fight the world-wide obesity epidemic.

Like many first-generation medicines, incretin drugs can cause adverse effects. The rapid weight loss caused by those drugs, like stringent low calorie diets, leads not only to the desired loss in fat mass but also has been associated with loss of muscle mass and bone density, which could potentially lead to frailty, falls and fractures in an aging population. The observed rapid weight rebound effect after cessation of incretin treatment is another potential point of concern.

Through the strategic collaboration with AstralBio, iBio is focusing its initial efforts in the obesity and cardiometabolic space on well-validated targets in the TGFß pathway with the goal to limit weight loss related muscle loss and reduction in bone density and other targets that promote effects that provide short and long term benefits for patients suffering from obesity and cardiovascular diseases.

Anti-Myostatin Antibody

Myostatin, also known as growth differentiation factor 8 (GDF8), is a transforming growth factor-β (TGF-β) family member that functions to limit skeletal muscle growth and inhibits muscle growth. A loss of function in the myostatin gene leads to a reduction or absence of this inhibitory effect, resulting in increased muscle mass and strength. This genetic alteration can cause significant muscle hypertrophy and hyperplasia, meaning individuals or animals with myostatin loss of function have larger and more numerous muscle fibers. While this can be beneficial for muscle development, it may also have implications for overall metabolism and cardiovascular health.

Pharmacological intervention targeting myostatin can be achieved by either blocking myostatin from interacting with its receptor or by targeting the receptor directly. Through the discovery collaboration with AstralBio, iBio is using its StableHu and mammalian display technology to discover and identify antibodies against myostatin preventing it from binding to its receptor and which are differentiated against competitor anti-myostatin antibodies. The discovery campaign will be designed to, among other goals, optimize potency, specificity, developability and half-life of novel molecules.

Immuno-Oncology

There have been notable advances in the field of oncology in recent years, and arguably none more important than the advent of immunotherapies. The Company has established its own AI drug discovery and drug development capabilities in San Diego, California, and has built a pre-clinical pipeline of six immuno-oncology programs.

IBIO-101

IBIO-101 is our second-generation anti-CD25 mAb that has demonstrated in preclinical models of disease the ability to bind and deplete immunosuppressive regulatory T [Treg] cells to inhibit the growth of solid tumors.

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

Figure 7: Mechanism of action of first and 2nd generation Treg depleting antibodies

In vitro characterization of IBIO-101 demonstrated potent binding to recombinant CD25 while preserving IL-2 signaling. Further assessment of IBIO-101 showed selective Treg depletion and sparing of Teffs.

Figure 8: In vitro characterization of IBIO-101

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

Figure 9: IBIO-101 monotherapy in a humanized mouse model leads to increased Treg/Teff ratio, resulting in the suppression of tumor growth

Figure 10: Combination Therapy of IBIO-101 and anti-PD-1 exhibited superior tumor inhibition compared to anti-PD-1 or IBIO-101 alone

iBio has progressed IBIO-101 to the IND-enabling phase and entrusted its Chemistry, Manufacturing, and Controls (CMC) development to a Contract Research Organization (CRO). In the initial stages of this process, IBIO-101 has exhibited promising attributes for CMC progression. Notably, we've pinpointed optimal cell lines for master cell bank creation and have set in place a CMC methodology to produce IBIO-101 in compliance with current Good Manufacturing Practice, or cGMP, standards.

Figure 11: IBIO-101 has shown favorable characteristics for CMC development

An anti-CD25 antibody could be applicable in a number of indications including solid tumors, leukemia, and potentially additional orphan diseases.  The Company continues to review the IL-2 sparing anti-CD25 antibody program, IBIO-101, including evaluating whether it can be utilized in certain orphan diseases. If such evaluation is promising, the Company will determine whether to initiate discussions with FDA before the end of calendar year 2025 to outline a potential clinical pathway for the program.

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

Figure 12: Proposed mechanism of action of iBio’s TROP-2 x CD3 bispecific antibodies

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

Minimal Cytokine Release

IFNγ
IL-2
TNFα
Concentration (pg/mL)
60000
40000
20000
0
400
300
200
100
1500
1000
500
0.0001
0.001
0.01
0.1
1
10
Concentration (nM)

Figure 13: iBio’s TROP-2 x CD3 lead antibody shows reduced cytokine release while retaining tumor cell killing potential

When tested in a humanized mouse model of squamous cell carcinoma, iBio’s lead TROP-2 x CD3 bi-specific antibody demonstrated a significant 36 percent reduction in tumor size within just 14 days after tumor implantation, and after only a single dose.

hPBMC engraftment
Tumor implantation
Test article dosing (i.v)
Day -14
Day 0
Day 7
* p<0.05 vs vehicle
Vehicle
SD-231831 (1 mg/kg) Trop-2 x CD3iBio
Single dose SD-231831
36% tumor regression
Tumor volume (mm3)
Days after tumor implantation
250
200
150
100
50
0
0
7
14

Figure 14: iBio’s lead TROP-2 x CD3 molecule showed a 36% reduction in tumor size in an animal model engrafted with human peripheral blood mononuclear immune cells (PBMC) and human tumor cells

MUC16

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

Figure 15: MUC16 structure and mechanisms to evade anti-cancer therapy

Using the Company’s patented epitope steering AI platform, iBio's innovative approach to this challenge allows its new mAbs to bind to a specific region of MUC16 that is not shed or glycosylated, circumventing both tumor evasion mechanisms and potentially providing a powerful tool in the fight against cancer.

Figure 16: iBio’s epitope steering approach and immunization strategy to target the non-shed MUC16 region

During its immunization and screening campaign, iBio identified several hits that specifically bound to the non-shed region of MUC16 while no binding to the shed fragment of MUC16 was observed.

Figure 17: iBio’s hit molecules bind to the non-shed but not the shed region of MUC16

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

Figure 18: iBio’s MUC16 molecule shows binding to MUC16 on human ovarian cancer cells

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

Figure 19: iBio’s humanized MUC16 molecule retains binding to the engineered epitope and human tumor cell lines

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

Figure 20: Tumor epitope specific antibodies target tumor cells while sparing healthy cells

iBio's hit molecules have demonstrated strong binding to the tumor-specific EGFRvIII protein without targeting the wildtype EGFR.  Additionally, these molecules have effectively eliminated tumor cells, while sparing healthy ones, in in vitro cell killing tests.

Figure 21: In vitro characterization of iBio’s hit molecules demonstrates selective binding to EGFRvIII leading to tumor-specific cell killing while sparing healthy cells

iBio’s lead anti-EGFRvIII antibody was specially engineered to enhance its ability to attack cancer cells and has proven effective in a mouse model for head and neck cancer. In preclinical studies, iBio’s anti-EGFRvIII antibody demonstrated a 43 percent reduction in tumor growth compared to untreated animals.

Figure 22: iBio’s lead molecule demonstrates efficacy in a mouse model for head and neck cancer

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

Figure 23: Proposed mechanism of action for selective anti-CCR8 antibodies

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

Figure 24: Selective binding to CCR8 and inhibition of the CCR8 signaling pathway by iBio’s lead molecule leads to potent killing of Tregs derived from primary human immune cells

iBio’s CCR8 antibody has proven effective in a mouse model for colon cancer. Preclinical studies show iBio’s anti-CCR8 molecule inhibited tumor growth and achieved a 22 percent reduction in tumor size compared to its pre-treatment dimensions.  iBio specifically engineered the anti-CCR8 molecule as a high Antibody-Dependent Cellular Cytotoxicity (ADCC) antibody to enhance its ability to attack cancer cells.

Figure 25: iBio’s lead CCR8 antibody inhibited tumor growth and achieved a 22 percent tumor regression in a humanized mouse model for colon cancer

Digital Infrastructure

iBio is a firm believer in the transformative power of digital technologies, including robotics, automation, AI, ML, and cloud computing. These technologies are integral to operationalizing our strategy, accelerating our learning curve, and executing at scale. As such, the Company has made substantial investments in these areas.  iBio’s aspiration is to digitize our operations to the greatest extent possible, harnessing the potential of digital technology to maximize our impact on human health. As the Company continues to grow, we remain committed to further investing in our digital infrastructure to support our ambitious goals.

Strategic Alliances, Collaborations, and Joint Ventures

iBio has formed collaborations and strategic alliances to gain access to funding, capabilities, technical resources and intellectual property to further its development efforts, commercialize its technology and to generate revenues, including through the use of our patented epitope-steering AI-engine and our EngageTX platform.

Astral Bio

On March 27, 2024, iBio entered into a collaboration with AstralBio to discover and develop novel antibodies for obesity and other cardiometabolic diseases. As part of the collaboration, iBio has granted an exclusive license to its AI-powered technology to identify and engineer four (4) targets for the treatment of obesity and cardiometabolic diseases, of which AstralBio may continue the pre-clinical development and deploy its proven drug development expertise to advance candidates to an Investigational New Drug (IND) application. iBio has the exclusive option to license three (3) obesity and cardiometabolic targets from AstralBio and will receive the rights to develop, manufacture and commercialize those targets upon exercise. As a result of this collaboration, iBio and AstralBio have agreed to initiate the development of an anti-myostatin antibody program focused on targeting the transforming growth factor beta (TGFb) superfamily for the treatment of muscle wasting and obesity. Upon mutual consent, the parties may also expand the collaboration to include additional targets in other fields.

National Institute of Allergy and Infectious Diseases

On June 12, 2023, iBio entered into a research collaboration with NIAID, a component of the NIH, to investigate the potential of iBio’s patented AI-driven epitope steering platform for the development of a vaccine for Lassa fever, a sometimes fatal viral disease endemic to parts of West Africa.  Under the collaboration, iBio worked with the NIAID’s Vaccine Research Center to determine whether using iBio’s AI Discovery Platform to steer immunity toward viral epitopes identified by the vaccine center’s researchers could offer advantages over other vaccine development approaches. iBio designed ten engineered epitopes for the collaboration, which were screened for binding to three known Lassa fever neutralizing antibodies, alongside the NIAID 's Vaccines Research Center’s internal epitope designs. Importantly, iBio’s engineered epitopes showed binding to the Lassa neutralizing antibodies and were among the top-ranked hits regarding expression, an important consideration for cost-effective vaccine production.  While the NIAID elected not to proceed with joint optimization of the lead hits, iBio enhanced its discovery process as a result of the collaboration, incorporating diffusion-based generative AI models into its engineered epitope designs. The new models are already contributing to iBio’s pipeline development and are being used with current partners.

Other Partnerships Using iBio’s AI Discovery Platform

During the first quarter fiscal year 2024, iBio entered into a collaboration with a partner to license the use of the Company’s AI Discovery Platform to assist such partner with two targets of interest.  While iBio completed the discovery and research portions of the collaboration, the partner elected not to proceed with the optimization and trigger a license of the two targets of interest, noting internal strategic focus.  During the second quarter fiscal year 2024, iBio entered into a discovery collaboration with a large pharmaceutical company to assist such partner by using the Company’s patented AI-driven epitope steering platform to assist with one "hard to develop" molecule.

iBio continues to seek out opportunities for future collaborations using the Company’s AI Discovery Platform.

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

Asset Purchase Agreement: On September 19, 2022, iBio purchased substantially all of the assets of RubrYc, including the AI Drug Discovery Platform, RTX-003 (IBIO-101), all Selected Compounds, three additional immune-oncology candidates, a PD-1 agonist, in addition to lab and technology equipment pursuant to an asset purchase agreement, dated September 16, 2022 (the “Asset Purchase Agreement”).  On September 19, 2022, in connection with the closing of the acquisition, we entered into a termination agreement (the “Termination Agreement”) with RubrYc in order terminate the RTX-003 License Agreement and the Collaboration Agreement, which terminated any and all future milestone payments or royalty obligations we had under those agreements.  Under the terms of the Asset Purchase Agreement, upon closing of the acquisition, we made an upfront payment of approximately $1,000,000 by issuing 102,354 (post reverse split effected in October 2022) shares of our common stock, par value $.001 per share (the “Common Stock”) to RubrYc.  RubrYc is also eligible to receive up to $5,000,000 in development milestone over the period of five years from the date of the Asset Purchase Agreement, which can be paid in shares of our Common Stock or cash, at our sole discretion.  In addition, we had advanced RubrYc $484,000 to support their operation costs during the negotiation period and incurred transaction costs totaling $208,000, which were also capitalized as part of the assets acquired.  The assets acquired include the patented AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101 (RTX-003), in addition to CCR8, EGFRvIII, MUC16, CD3 and one additional immuno-oncology candidate plus a PD-1 agonist. The Asset Purchase Agreement contained representations, warranties and covenants of RubrYc and the Company.

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

In connection with the purchase of the Facility, iBio CDMO entered into a Credit Agreement, dated November 1, 2021 (the “Credit Agreement”), with Woodforest National Bank (“Woodforest”) pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan was evidenced by a Term Note (the “Term Note”). The Term Loan originally bore an interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest was payable monthly beginning November 5, 2021.  Principal on the Term Loan was originally payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provided that it could be prepaid by iBio CDMO at any time and provided for mandatory prepayment upon certain circumstances. The Term Loan was secured by a lien on all of the assets of iBio CDMO and we guaranteed payments of the obligations owed under the Term Loan.

The Credit Agreement contained customary events of default (which were in some cases subject to certain exceptions, thresholds, notice requirements and grace periods), including, but not limited to, nonpayment of principal or interest, failure to perform or observe covenants, breaches of representations and warranties, cross-defaults with certain other indebtedness, certain bankruptcy-related events or proceedings, final monetary judgments or orders and certain change of control events. The Credit Agreement also contained negative covenants.

On October 11, 2022, iBio CDMO and Woodforest amended the Credit Agreement (the “First Amendment”) to: (i) include a payment of $5,500,000 of the outstanding principal balance owed under the Credit Agreement on the date of the First Amendment, (ii) include a payment of $5,100,000 of the outstanding principal balance owed under the Credit Agreement within two (2) business days upon our receipt of such amount owed to us by Fraunhofer USA, Inc. (“Fraunhofer”) as part of our legal settlement with them (the “Fraunhofer Settlement Funds”) (see Note 19 – Fraunhofer Settlement for more information), (iii) include principal payments of $250,000 per month in debt amortization for a six-month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast, (vi) reduce the liquidity covenant in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5.0 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ended June 30, 2022.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the First Amendment.

On February 9, 2023, iBio CDMO and Woodforest entered into a second amendment to the Credit Agreement (the “Second Amendment”), which amendment, among other things, added a milestone that had to be met by a specified date, the failure of which would be an event of default.  In addition, on February 9, 2023, the Company, as guarantor, entered into a second amendment to the Guaranty, which as amended, among other things, allowed the Company to account for the Fraunhofer Settlement Funds in determining whether the Company was in compliance with the Liquidity Covenant until a specified period dependent upon the occurrence of a specific milestone in the Credit Agreement.

On February 20, 2023, iBio CDMO entered into a third amendment to the Credit Agreement (the “Third Amendment”), which removed the added milestone specified in the Second Amendment, the failure of which would be an event of default.  In addition, the Guaranty was amended to allow the Company until February 28, 2023, to account for the Fraunhofer Settlement Funds in determining whether the Company was in compliance with the Liquidity Covenant without being dependent upon a specified milestone.  In addition, the Company agreed that each time it consummated an at-the-market issuance of Equity Interests (as defined within the Credit Agreement), no later than five (5) days following such issuance of Equity Interests, it would (i) pay to Woodforest in immediately available cash funds, without setoff or counterclaim of any kind, forty percent (40%) of the Net Proceeds (as defined within the Credit Agreement) received by the Company for such issuance of Equity Interests; provided, any such payment would cease upon payment obligations in full and (ii) provide Woodforest with a detailed accounting of each such issuance of Equity Interests.

On March 24, 2023, iBio CDMO and Woodforest entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”), which within the Fourth Amendment Woodforest agreed to (i) reduce the percentage of any payment to Woodforest the Company was required to make from the proceeds of sales of its common stock under its at-the-market facility from 40% to 20%, (ii) reduce the percentage of any payment to Woodforest the Company was required to make from the proceeds of sales of its equipment from 40% to 20%, and (iii) allowed the Company to retain $2,000,000 million of the $5,100,000 million that the Company received from the Fraunhofer Settlement Funds, with the remaining $3,000,000 million being held in a Company account at Woodforest.  In addition, the Company was obligated to (y) deliver to Woodforest an executed copy of a purchase agreement (the “Woodforest Purchase Agreement”) for the sale of the Facility, no later than April 14, 2023, and (z) pay to Woodforest a fee in the amount of $75,000 on the earlier of the date of the closing of the Woodforest Purchase Agreement, or the maturity date of the term loan (the “Maturity Date”).  In addition, on March 24, 2023, the Company, as guarantor, entered into a fourth amendment to the Guaranty, which reduced the Liquidity Covenant from $7,500,000 to $1,000,000.

On May 10, 2023, iBio CDMO and Woodforest entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), pursuant to which Woodforest agreed to: (i) waive the obligation to deliver to Woodforest an executed copy of a Woodforest Purchase Agreement for the sale of the Facility no later than April 14, 2023 and, (ii) release $500,000 of the $3.0 million being held in a Company account at Woodforest when the outstanding principal amount was reduced to $10.0 million and for each additional $2.5 million reduction of the outstanding principal amount, an additional $750,000 was to be released from the Company account at Woodforest.  In addition, starting on the effective date of the Fifth Amendment, the interest on the Term Loan was increased to 5.25%, and the Term Loan further accrued interest, payable in kind and added to the balance of the outstanding principal amount at a fixed rate per annum equal to (a) 1.00%, if the Facility was sold on or before June 30, 2023, (b) 2.00% if the Facility was sold after June 2023, but on or before September 30, 2023, or (c) 3:00%, if the Facility was sold after September 30, 2023, or not sold prior to the Maturity Date.  The Company also agreed to pay Woodforest a fee in the amount of (x) $75,000 if the Facility was sold on or before June 30, 2023, (y) $100,000 if the Facility was sold after June 2023, but on or before September 30, 2023, or (x) $125,000, if the Facility was sold after September 30, 2023, or not sold prior to the Maturity Date.

On September 18, 2023, iBio CDMO and Woodforest entered into a sixth amendment to the Credit Agreement (the “Sixth Amendment”), which amended the Credit Agreement to: (i) set the Maturity Date to the earlier of (a) December 31, 2023, or (b) the acceleration of maturity of the term loan in accordance with the Credit Agreement, (ii) provided that iBio CDMO would, immediately upon receipt of the proceeds of the sale of the Facility, apply the net proceeds to satisfy all outstanding obligations under the term loan, and to the extent such net proceeds were sufficient, to pay off the term loan, and (iii) change the annual filing requirement solely for the fiscal year ending June 30, 2023; provided that (y) iBio CDMO deliver an executed copy of the Purchase and Sale Agreement for the sale of the Facility within one business day after entry into the Sixth Amendment, and (z) if the Facility was not sold on or before December 1, 2023, iBio CDMO would pay a fee in the amount of $20,000 upon the earlier of the date of the closing or the Maturity Date.

On October 4, 2023, iBio CDMO and Woodforest entered into the seventh amendment to the Credit Agreement (the “Seventh Amendment”), which amendment among other things, permitted the Company, in each case, so long as no Potential Default or Default (as such terms were defined in the Credit Agreement) to make the following withdrawals from the Reserve Funds Deposit Account (as defined in the Credit Agreement): (i) up to $1,000,000 on October 4, 2023 so long as iBio CDMO maintained a minimum balance of $2,000,000 until October 16, 2023, (ii) up to an additional $750,000 after October 16, 2023 so long as iBio CDMO maintained a minimum balance of $1,250,000 until November 13, 2023, and (iii) up to an additional $250,000 after November 13, 2023 so long as iBio CDMO maintained a minimum balance of $1,000,000 until Payment in Full (as defined in the Credit Agreement).  On the earlier of (a) the closing of the Woodforest Purchase Agreement (as defined in the Credit Agreement), or (b) the Maturity Date, the Company would pay Woodforest $20,000.  In addition, on October 4, 2023, the Company, as guarantor, entered into the Fifth Amendment to the Guaranty, which amendment reduced the liquidity covenant that required the Company to maintain a specified amount in unrestricted cash to $0.00.

On December 22, 2023, iBio CDMO and Woodforest entered into the eighth amendment to the Credit Agreement (the “Eight Amendment”), which amendment: (i) set the Maturity Date to the earlier of (a) March 29, 2024, or (b) the acceleration of maturity of the term loan in accordance with the Credit Agreement; (ii) reduced the interest rate from 5.25% to 4.5% and increased the payment in kind from 3% to 4.5%; and (iii) permitted the Company, so long as no Potential Default or Default (as such terms were defined in the Credit Agreement) exists to make a withdrawal from the Reserve Funds Deposit Account (as defined in the Credit Agreement) so long as iBio CDMO maintained a minimum balance of $900,000 until Payment in Full (as defined in the Credit Agreement). The Eighth Amendment provided that the iBio CDMO used its best efforts to consummate and close a sale of the Property on or before the Maturity Date. The amendment also increased the fees payable by iBio CDMO to Woodforest by $10,000.  Accordingly, per the amendment, on the earlier of (a) the closing of the sale of the Property, or (b) the Maturity Date, iBio CDMO would pay Woodforest a fee in the amount of $155,000.

On March 28, 2024, iBio CDMO and Woodforest entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement, which amended the Credit Agreement to: (i) set the Maturity Date of the term loan to the earlier of (a) May 15, 2024, or (b) the acceleration of maturity of the term loan in in accordance with the Credit Agreement.

On May 14, 2024, iBio CDMO and Woodforest entered into the tenth amendment to the Credit Agreement, which amended the Credit Agreement to: (i) set the Maturity Date to the earlier of (a) May 31, 2024, or (b) the acceleration of maturity of the term loan in accordance with the Credit Agreement.

On May 31, 2024, pursuant to that certain Purchase and Sale Agreement, dated as of May 17, 2024 (the “Purchase and Sale Agreement”), by and between iBio CDMO and The Board of Regents of the Texas A&M University System (“The Board of Regents”), iBio CDMO terminated its Ground Lease Agreement with The Board of Regents, dated March 8, 2010, as amended by an Estoppel Certificate and Amendment to Ground Lease Agreement, dated as of December 22, 2015 (collectively, the “Ground Lease”), related to 21.401 acres in Brazos County, Texas (the “Land”) and completed the sale to The Board of Regents of: (i) the buildings, parking areas, improvements, and fixtures situated on the Land (the “Improvements”); (iii) all iBio CDMO’s right, title, and interest in and to furniture, personal property, machinery, apparatus, and equipment owned and currently used in the operation, repair and maintenance of the Land and Improvements and situated thereon (collectively, the “Personal Property”); (iii) all iBio CDMO’s rights under the contracts and agreements relating to the operation or maintenance of the Land, Improvements or Personal Property which extend beyond the closing date (the “Contracts”); and (iv) all iBio CDMO’s rights in intangible assets of any nature relating to any or all of the Land, the Improvements and the Personal Property (the “Intangibles”; and together with the Ground Lease, Improvements and Personal Property, collectively, the “Property”). The purchase price was $8,500,000.

On May 31, 2024, in accordance with the terms of the Settlement Agreement entered into on May 17, 2024 with Woodforest in consideration of the payment in full of all Obligations (as such term was defined under the Credit Agreement (a) iBio CDMO paid to Woodforest (i) $8,500,000, which it received from the sale of the Property under the Purchase and Sale Agreement, and (ii) approximately $915,000 from restricted cash which had previously been held by Woodforest, and (b) the Company issued a Pre-Funded Warrant to purchase 1,560,570 shares of its common stock to Woodforest. The Pre-Funded Warrant expires upon full exercise thereof and is exercisable at a nominal exercise price equal to $0.0001 per share.

Pursuant to the Settlement Agreement, the Credit Agreement, the Guaranty dated November 1, 2021 and the other Loan Documents (as defined in the Credit Agreement) were terminated and Woodforest released the Company and iBio CDMO from any and all claims, debts, liabilities or causes of action it may have against them prior to May 31, 2024, and the Company and iBio CDMO released Woodforest and its related parties from any and all claims, debts, liabilities or causes of action it may have against them prior to May 31, 2024.

Intellectual Property

We currently own 69 patents. Of the 69 patents, 18 are U.S. and 51 are international. Since July 1, 2023, we have primarily focused our intellectual property estate on our preclinical assets including provisional and regular patents in the U.S., including for CD25 antibodies, chemokine receptor 8 (CCR8) antibodies, epidermal growth factor receptor variant III (EGFRvIII) antibodies, anti-MUC16 antibodies, TROP2 antibodies, CD3 antibodies, and for high-efficiency, conditionally-activated antibodies.  We now have 13 U.S., 5 Patent Cooperation Treaty, and 40 international applications pending. International patents and applications include numerous foreign countries including Australia, Brazil, Canada, China, Hong Kong, India, Japan, Korea, and several countries in Europe.  All of our patents will expire between 2024 and 2040 with 15 patents, all part of the de-prioritized plant portfolio, expiring in 2024.

Included in the 69 patents are 30 U.S. and foreign applications that we acquired from RubrYc for novel antibodies, scaffold technology, and a machine learning apparatus for engineering meso-scale peptides, including 1 allowed application.

As part of the plant portfolio, we exclusively own the right to use certain intellectual property acquired by or developed at Fraunhofer for human health and certain veterinary and diagnostic applications. We also own intellectual property developed or acquired independently of Fraunhofer as part of the plant portfolio.  The 15 patents expiring in 2024 in the U.S. and overseas are all related to the production of proteins in plants where we are making no investments.

In addition to patents and patent applications that we own, our plant-focused patent estate relies on trade secrets and know-how, which we have been seeking a partner to out-license including proprietary technology and processes.

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

As a biopharmaceutical company with a focus on cancer therapeutics, we compete with a broad range of companies. At the highest level, our therapeutics can be seen as both a complement and a potential competitor to any oncology therapy, most notably chemotherapy, radiotherapy, biologics and small molecule drugs. Not only do we compete with companies engaged in various cancer treatments including radiotherapy and chemotherapy, but we also compete with various companies that have developed or are trying to develop immunology vaccines for the treatment of cancer. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs with extensive facilities and equipment than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca plc), Johnson & Johnson, Pfizer Inc., Merck KGaA and Sanofi SA, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), Amgen Inc., Gilead Sciences, Inc. and its subsidiary Kite Pharma, Inc., more advanced obesity and cardiometabolic companies such as Keros Therapeutics, Inc., Scholar Rock, Inc., and Biohaven, Ltd., and competing cancer immunotherapy companies such as, Bluebird Bio, Inc., Transgene SA, Bausch Health Companies, Lumos Pharma, Agenus Inc., Aduro Biotech, Inc., Advaxis, Inc., ImmunoCellular Therapeutics, Ltd., IMV Inc., Oxford BioMedica plc, Bavarian Nordic A/S, Celldex Therapeutics, Inc., as well as tech enabled drug discovery companies such as Recursion, Abcellera Biologics, Inc., Cellarity, BenevolentAI, and others, some of which have substantially greater financial, technical, sales, marketing, and human resources than we do. These companies might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our products. In addition, competitors might develop technologies and products that are less expensive, safer or more effective than those being developed by us or that would render our technology obsolete. In addition, the pharmaceutical and biotechnology industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to remain current with the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by advancing their existing technological approaches or developing new or different approaches.

Research and Development

Our research and development functions are focused on the creation of new products and services, as well as enhancements to our existing offerings, both of which are necessary to maintain our competitive position. Our research and development activities take place primarily at our facilities in San Diego. iBio has leased lab and office space in San Diego for the purpose of conducting research. For the fiscal year 2024, iBio spent $5.2 million in R&D related activities.

Suppliers

We outsource certain functions and supplies to third parties such as Lonza Sales AG, and Twist Bioscience Corporation. While we rely on our outsourcing partners to perform their contracted functions, we are continuing to build internal capabilities. Our suppliers are generally available to meet our demands and supply requirements, but our items are long lead time items that have been exacerbated by the current macro environment due to increased demand.  We continue to mitigate the risks through inventory management, relationship management and evaluation of alternative sources when possible. Refer to Item 1A, “Risk Factors,” for a description of risks associated with our reliance on suppliers and outsourcing partners.

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

U.S. Drug Approval Process

All of the vaccine and therapeutic products developed from our technologies will require regulatory approval by governmental agencies prior to commercialization. In particular, pharmaceutical drugs and vaccines are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the U.S. Food and Drug Administration (the “FDA”) and regulatory authorities in other countries. In the U.S., various federal, and, in some cases, state statutes and regulations, also govern or impact the manufacturing, safety, labeling, storage, record-keeping and marketing of vaccines and pharmaceutical products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations requires the expenditure of substantial resources. Regulatory approval, if and when obtained for any of our product candidates, may be limited in scope, which may significantly limit the indicated uses for which our product candidates may be marketed. Further, FDA approved vaccines and drugs are subject to ongoing oversight and discovery of previously unknown problems may result in restrictions on their manufacture, sale or use, or in their withdrawal from the market.

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of pre-clinical laboratory tests and animal studies according to good laboratory practices (“GLP”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;
●	submission to the FDA of an Investigational New Drug (“IND”) application which must become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (“GCPs”) and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
●	submission to the FDA of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the NDA or BLA based on results of pre-clinical testing and clinical trials;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the product candidates are produced, to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	potential FDA audit of the pre-clinical trial and clinical trial sites that generated the data in support of the NDA or BLA; and
●	FDA review and approval of the NDA or licensure of the BLA.

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

Environmental, Health, and Safety Regulation

We are subject to numerous federal, state and local environmental, health and safety (“EHS”), laws and regulations relating to, among other matters, safe working conditions, product stewardship, environmental protection, and handling or disposition of products, including those governing the generation, storage, handling, use, transportation, release, and disposal of hazardous or potentially hazardous materials, medical waste, and infectious materials that may be handled by our research laboratories. Some of these laws and regulations also require us to obtain licenses or permits to conduct our operations. If we fail to comply with such laws or obtain and comply with the applicable permits, we could face substantial fines or possible revocation of our permits or limitations on our ability to conduct our operations. Certain of our development activities involve use of hazardous materials, and we believe we are in compliance with the applicable environmental laws, regulations, permits, and licenses.  However, we cannot ensure EHS liabilities will not develop in the future.  EHS laws and regulations are complex, change frequently and have tended to become more stringent over time.  Although the costs to comply with applicable laws and regulations, have not been material, we cannot predict the impact on our business of new or amended laws or regulations or any changes in the way existing and future laws and regulations are interpreted or enforced, nor can we ensure we will be able to obtain or maintain any required licenses or permits.

Human Capital/Employees

As of June 30, 2024, we had 16 employees, all of which are full time employees, and three strategic consultants. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We consider our relations with our employees to be good.

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

Our principal executive offices are located at 11750 Sorrento Valley Road, Suite 200, San Diego, California 92121 and our telephone number is (979) 446-0027. Our website address is www.ibioinc.com. The information contained on, or accessible through, our website does not constitute part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

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

On November 29, 2023, we effected a reverse stock split at a ratio of one-for-twenty (1:20) shares of our common stock. As a result of the reverse stock split, every twenty (20) shares of the Company's common stock either issued and outstanding or held by us in our treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of our common stock. The reverse split also applied to common stock issuable upon the exercise of our outstanding stock options. The reverse stock split did not affect the par value of our common stock or the shares of our common stock that we are authorized to issue under our Certificate of Incorporation, as amended. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. All share and per share amounts of common stock presented in this Annual Report have been retroactively adjusted to reflect the one-for-twenty  reverse stock split.

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

• The actual amount of funds we will need to operate is subject to many risks, some of which are beyond our control.

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

• We are reliant on a limited number of product candidates that involve significant clinical testing before seeking regulatory approval. If our product candidates do not receive regulatory approval our business may be harmed.

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

• We, our clients, collaborators and potential licensees are dependent upon successful preclinical studies and demonstration of safety and efficacy in clinical trials to be able to commercialize product candidates.

• If we, or our clients and collaborators, are not able to obtain required regulatory approvals, we, or our clients and collaborators, will not be able to commercialize our, or third-party, product candidates.

• Alternative technologies may supersede our technologies or make them noncompetitive, which may harm our business.

• Our clinical product candidates may exhibit undesirable side effects.

• Product liability lawsuits could cause us to incur substantial liabilities and to limit product commercialization.

Risks Related to Dependence on Third Parties

•

For any clinical product candidates we may develop, any manufacturing problems experienced by our third-party contract manufacturers could result in a delay or interruption in the supply of our clinical product candidate.

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

• Our inability to obtain raw materials or supplies may adversely impact our business and results of operations.

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

• We may become involved in lawsuits related to our patents or other intellectual property, which could be costly.

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

• A failure to have an appropriately skilled and adequate workforce could adversely impact the ability of our R&D facility to operate efficiently.

• A natural disaster or other disruptions at our laboratory would adversely affect our business and results of operations.

• We may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.

• If we are unable to protect the confidentiality of our customers’ proprietary information, we may be subject to claims.

• We may face integration risks and additional costs if we acquire companies, products or technologies.

• Our business and operations would suffer in the event of computer system failures.

•	We rely extensively on our information technology systems and are vulnerable to damage and interruption, including cybersecurity and data leakage risks.

• Any failure to maintain the security of information relating to our patients, customers, employees and suppliers, could expose us to litigation, government enforcement actions and costly response measures.

Risks Related to Our Common Stock

• Our stockholders will experience dilution from the issuance of the development milestone payments if paid in equity.

• Our failure to continue to comply with the continued listing standards of NYSE American could result in our delisting from the NYSE American.

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

• Reports published by securities or industry analysts could adversely affect our common stock price and trading volume.

• As a smaller reporting company, we are subject to reduced disclosure requirements, which may make our common stock less attractive to investors.

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

We commenced independent operations in 2008, and our operations to date have included organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary technologies, identifying potential product candidates and undertaking, in house and through third parties, preclinical trials and clinical trials of product candidates derived from our technologies. Prior to the end of calendar year 2022, we shifted our focus away from generating revenue as a CDMO service provider to the development of vaccines and therapeutics for commercialization. Our current focus is on immune-oncology therapeutics.  The current vaccines and therapeutics being developed are all in preclinical development and we have not completed any clinical trials for any vaccine or therapeutic protein product candidate produced using iBio technology and there is a risk that we will be unsuccessful in developing or commercializing any product candidates. Certain vaccine candidates using iBio’s technologies have previously been evaluated by other organizations in Phase 1 clinical trials; however, all of our vaccine and therapeutic protein product candidates are still in preclinical development. Neither we nor our collaborators have completed any other clinical trials for any vaccine or therapeutic protein product candidate produced using iBio technology. As a result, we have not yet demonstrated our ability to successfully complete any Phase 2 or pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any conclusion you reach about our future success or viability may not be as predictive as it might be if we had a longer operating history.

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

We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity.  In an effort to improve liquidity and our runway, we have consummated the sale of our Facility, reduced our work force, signed a collaboration with AstralBio with to discover and develop novel antibodies for obesity and other cardiometabolic diseases, entered into a securities purchase agreement for a PIPE financing resulting in gross proceeds of approximately $15.0 million.  Potential options being considered to further increase liquidity, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, grant revenue or collaborations, or a combination thereof. However, we anticipate that our expenses will increase as we continue our research and development activities and conduct clinical trials.

Our cash, cash equivalents and restricted cash of $14.4 million as of June 30, 2024, is not anticipated to be sufficient to support our operations for at least 12 months from the date of the filing of this Annual Report unless we reduce our burn rate further, or raise additional capital. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our near and long-term business plans. Our current cash, cash equivalents and restricted cash as of June 30, 2024, is anticipated to be sufficient to support operations into the first quarter of fiscal year 2026.

There can be no assurance that our collaboration with AstralBio will be successful or will entered into agreements for the sale or out-licensing of any of our product candidates on favorable terms or that the exploration of potential options will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.  If we determine to change our business strategy, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of June 30, 2024, we have an accumulated deficit of $313.8 million.

We held cash, cash equivalents and restricted cash of $14.4 million as of June 30, 2024. Based on current trends and activities, there is significant doubt that we can continue as a going concern beyond the first quarter of fiscal year 2026. We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity. Potential options being considered to increase liquidity include focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates or parts of the business, raising money from capital markets, grant revenue or collaborations, or a combination thereof. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. We believe based on input from expert advisors, that it is likely we will be able to implement one or more options that will extend our cash runway for 12 months or more from the date of the filing of this Annual Report. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our consolidated audited financial statements as of and for the year ended June 30, 2024 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months after issuance of our financial statements. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended June 30, 2024 with respect to this uncertainty. If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives or initiate steps to cease operations or liquidate our assets.

We have incurred significant losses since our inception. We expect to incur losses during our next fiscal year, we do not anticipate generating significant revenue for several years and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our comprehensive net loss was approximately ($24.9) million and ($64.8) million for the years ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of approximately ($313.8) million.

To date, we have financed our operations primarily through the sale of common stock, the Woodforest Credit Agreement, preferred stock and warrants. We devote substantially all of our efforts to research and development, including the development and validation of our technologies, and the development of a proprietary therapeutic products against oncology. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and may incur operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if we:

●	initiate clinical trials of our product candidates;
●	continue the research and development of our product candidates;
●	seek to discover or license in additional product candidates; and
●	add operational, and administrative information systems and personnel, including personnel to support our product development and manufacturing efforts.

Our future profitability and cash flow in large part depends on the advancement of our research and development programs, including our AI platform, and our ability to successfully develop, partner or commercialize our product candidates and to a lesser extent, which is not anticipated for several years. Our cash position is expected to limit the number of product candidates that we seek to develop. This will require us, alone or with our licensees and collaborators, to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained or establishing collaborations with parties willing and able to provide necessary capital or other value. We may never succeed in these activities. We may never generate revenues that are significant or large enough to achieve profitability.

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

Although we have recently reduced expenses, we expect our research and development expenses to increase significantly as our product candidates advance in clinical development, and as we add more employees. As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities. The number and design of the clinical trials that will be required varies depending upon product candidate, the condition being evaluated, and the trial results themselves. Therefore, it is difficult to accurately estimate the cost of the clinical trials. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Because of numerous risks and uncertainties involved in our business, the timing or amount of increased development expenses cannot be accurately predicted, and our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. We anticipate that further product development is also expected to increase expenses, including but not limited to the expected continued IND-enabling studies IBIO-101, reviewing whether IBIO-101 can be utilized in certain orphan diseases, and the additional studies that will be required to support development of our immuno-oncology and cardiometabolic programs. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials.

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

We need additional capital to fully implement our near term and long-term business, operating and development plans as we do not anticipate that any of our product candidates will generate revenue in the next few years, if at all. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. We currently have no committed sources of funding.  The At Market Issuance Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets, LLC and Craig-Hallum Capital Group LLC that we entered into with Chardan Capital Markets, LLC and Craig-Hallum Capital Group LLC on July 3, 2024, also has certain requirements that we must meet in order to sell securities pursuant to the ATM Agreement. There can be no assurance that we will meet the requirements to be able to sell securities pursuant to the ATM Agreement, of if we meet the requirements that we will be able to raise sufficient funds on favorable terms. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. If we are unable to raise capital in sufficient amounts when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

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

All of our therapeutic protein product candidates are still in preclinical development. Our ability to generate product sales revenues for our own products, which we do not expect will occur for many years, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming. We estimate that clinical trials for our product candidates would take at least several years to complete. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Commencement and completion of clinical trials may be delayed by several factors, including:

●	obtaining an IND application with the FDA or foreign equivalent to commence clinical trials;
●	identification of, and acceptable arrangements with, one or more clinical sites;
●	obtaining IRB or Ethics Committee (“EC”) approval to commence clinical trials;
●	unforeseen safety issues;
●	determination of dosing;
●	lack of effectiveness during clinical trials;
●	slower than expected rates of patient recruitment;
●	inability to monitor patients adequately during or after treatment;
●	lower than expected rates of patient completion of clinical trials;
●	inability to obtain supply of our drug candidate in a timely manner;
●	inability or unwillingness of medical investigators to follow our clinical protocols; and
●	unwillingness of the FDA or foreign equivalent, or IRBs/ECs to permit the clinical trials to be initiated.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, export, import, advertising and promotional activities for such product candidate, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety, efficacy and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping and current GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product candidate may be marketed or to the conditions of approval. If our clinical product candidate receives marketing approval, the accompanying label may limit the approved use of our product, which could limit sales.

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

For our cancer product candidates, not only will we compete with companies engaged in various cancer treatments including radiotherapy and chemotherapy, but we will also compete with various companies that have developed or are trying to develop immunology vaccines for the treatment of cancer. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs with extensive facilities and equipment than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca plc), Johnson & Johnson, Pfizer Inc., MerckKGaA and Sanofi SA, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), Amgen Inc., Gilead Sciences, Inc. and its subsidiary Kite Pharma, Inc., more advanced obesity and cardiometabolic companies such as Keros Therapeutics, Inc., Scholar Rock, Inc., and Biohaven, Ltd., and competing cancer immunotherapy companies such as, Bluebird Bio, Inc., Transgene SA, Bausch Health Companies, Lumos Pharma, Agenus Inc., Aduro Biotech, Inc., Advaxis, Inc., ImmunoCellular Therapeutics, Ltd., IMV Inc., Oxford BioMedica plc, Bavarian Nordic A/S, Celldex Therapeutics, Inc., as well as tech enabled drug discovery companies such as Recursion, Abcellera Biologics, Inc., Cellarity, and BenevolentAI.

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

Risks Related to Dependence on Third Parties

For any clinical product candidates we may develop we will rely on third-party contract manufacturers. Any manufacturing problems experienced by us could result in a delay or interruption in the supply of our clinical product candidate until the problem is cured or until we locate and qualify an alternative source of manufacturing and supply.

We currently do not intend to manufacture any clinical product candidates we may develop and currently intend to rely upon a third-party manufacturer to manufacture such product candidates. If we were to experience any prolonged disruption for our manufacturing, we could be forced to seek additional third-party manufacturing contracts, thereby increasing our development costs and negatively impacting our timelines and any commercialization costs. Although we believe there are other manufacturers that could manufacture any of our product candidates we develop, they may not do so on favorable term. In addition, if we change manufacturers at any point once we commence clinical trials or after approval of a product candidate, we will be required to demonstrate comparability between the product manufactured by the old manufacturer and the product manufactured by the new manufacturer. If we are unable to do so we may need to conduct additional clinical trials with product manufactured by the new manufacturer.

If we or any outsourced manufacturer of our products are not able to manufacture sufficient quantities of our clinical product candidate, our development activities would be impaired. In addition, any manufacturing facility where any of our clinical product candidates are manufactured will be subject to ongoing, periodic inspection by the FDA or other comparable regulatory agencies to ensure compliance with cGMP. Any failure to follow and document the manufacturer’s adherence to such cGMP regulations or other regulatory requirements may lead to significant delays in the availability of clinical bulk drug substance and finished product for clinical trials, which may result in the termination of or a hold on a clinical trial, or may delay or prevent filing or approval of marketing applications for our clinical product candidate. We also may encounter problems with the following:

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

Risks Related to iBio’s Operations

In the past we have identified and remediated material weaknesses in our internal controls, and we cannot provide assurances additional material weaknesses will not occur in the future.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. During the preparation of the Quarterly Report for the quarter ended March 31, 2023, we identified a material weakness in our controls relating to accounting for stock-based compensation expense relating to the vesting of severed employees’ awards.  If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. In addition, a material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively. As of June 30, 2023, management believes that significant progress has been made in enhancing internal controls and has concluded that the enhanced controls are operating effectively.  Therefore, as of June 30, 2023, the material weakness described in Item 4 Controls and Procedures in our Quarterly Report on Form 10-Q for quarter ended March 31, 2023 has been fully remediated and management believes it does not have any weaknesses in internal controls.  Although the material weakness has been remediated, there can be no assurance that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

A failure by iBio to hire and retain an appropriately skilled and adequate workforce could adversely impact the ability to operate our R&D facility efficiently.

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

Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusions, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our current or future product development programs. For example, the loss of clinical trial data from completed or any future ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability, damage to our reputation, and the further development of our product candidates could be delayed.

We rely extensively on our information technology systems and are vulnerable to damage and interruption, including cybersecurity and data leakage risks.

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

Any failure to maintain the security of information relating to our patients, customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.

In connection with the pre-clinical and clinical development, sales and marketing of our products and services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our clinical trials and the patients enrolled therein, employees, and suppliers, as well as our business. Cyberattacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of patients in our clinical trials, vendors, employees and suppliers or our business information. A security breach of any kind, including physical or electronic break-ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

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

Our failure to continue to comply with the continued listing standards of the NYSE American could result in delisting from the NYSE American.

In order to maintain our listing with NYSE American, we must remain in compliance with the continued listing standards as set forth in the NYSE American Company Guide (the “Company Guide”), including the listing standard set forth in Section 1003 of the Guide, which applies if a listed company has stockholders’ equity below certain threshold amounts and has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. In the past, we have received notification of noncompliance with the continued listing requirements, which to date have been remediated. There can be no assurance that we will continue to meet all of the continued listing standards of NYSE American, or exemptions therefrom, in the future. A failure to comply with such listing standards could result in delisting from NYSE American.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on January 19, 2024, the price of our common stock closed at $1.06 per share while on March 28, 2024, our stock price closed at $4.06 per share. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

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

We are a “smaller reporting company” as defined in Rule 12b-2 promulgated under the Exchange Act. We may remain a smaller reporting company until we have a non-affiliate public float in excess of $250 million or annual revenues in excess of $100 million and a non-affiliate public float in excess of $700 million, each as determined on an annual basis. For so long as we remain smaller reporting company, we are permitted and may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

We maintain a cyber risk management protocol designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The underlying processes and controls of our cyber risk management protocol incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”).

In addition, we maintain policies over areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We consult with a third-party specialist with regard to our cyber risk management processes and controls.

Our management team is responsible for oversight and administration of our cyber risk management protocol, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. iBio’s management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes and relies on threat intelligence as well as other information obtained from governmental, public, or private sources. Our Audit Committee also provides oversight of risks from cybersecurity threats.

As part of its review of the adequacy of our system of internal controls over financial reporting and disclosure controls and procedures, the Audit Committee is specifically responsible for reviewing the adequacy of our computerized information system controls and security related thereof. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services, brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on iBio’s processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. iBio acknowledges that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. To date, we have not had a cybersecurity incident. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

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

On May 17, 2024, iBio CDMO entered into the 2024 Purchase and Sale Agreement with The Board of Regents pursuant to which iBio CDMO agreed to terminate the Ground Lease Agreement, related to the Land and to sell to The Board of Regents the Property.  The 2024 Purchase and Sale Agreement provided that the Property will be sold to The Board of Regents for the Purchase Price. The closing of the sale of the Property occurred on May 31, 2024.

Biopharmaceutical R&D Facility

On September 11, 2021, iBio entered into a lease with SAN DIEGO INSPIRE 4, LLC for approximately 11,383 square feet of lab and office space at 11750 Sorrento Valley Road in San Diego, CA. The lease commenced in September 2022. The lease is for seven years and four months. The lease is triple net with Base Rent starting at $4.50 per month per square foot escalating approximately 3.0 percent per year during the lease term. iBio will use the facility primarily for R&D associated with its AI Drug Discovery Platform and our biologic product portfolio.

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

Holders

On September 6, 2024, there were 14 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stock.

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

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fiscal year ended June 30, 2024.

Reverse Stock Split

As discussed above, the Company effected a reverse stock split at a ratio of one-for-twenty five (1:25) shares of the Company's common stock on October 7, 2022. All share and per share amounts of common stock presented have been retroactively adjusted to reflect the one-for-twenty-five reverse stock split.

Further, as discussed above, the Company effected a reverse stock split at a ratio of one-for-twenty (1:20) shares of the Company's common stock on November 29, 2023. All share and per share amounts of common stock presented have been retroactively adjusted to reflect the one-for-twenty-five reverse stock split.

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

Overview

We are a pioneering biotechnology company at the intersection of AI and biologics, committed to reshaping the landscape of discovery. Our core mission is to harness the potential of AI and machine learning to unveil elusive biologics that stand out and have evaded other scientists. Through our innovative platform, we champion a culture of innovation by swiftly identifying novel targets, forging strategic collaborations with the goal of to enhancing efficiency, diversifying pipelines, and accelerating preclinical processes.

Additionally, our groundbreaking EngageTx technology enables us to target bi-specific molecules, while ShieldTx is designed to reduce or eliminate adverse effects stemming from off-target tissue effects. With the ability to navigate sequence diversity and promote Human-Cyno cross reactivity while mitigating cytokine release, our goal is to enhance agility and bolster preclinical safety assessments.

Our strategic approach to fulfilling our mission is outlined as follows:

●	Elevate Epitope Discovery: We believe we lead the field with our patented AI-engine uncovering "hard to develop" molecules. Our unparalleled epitope engine stands out by allowing the ability to target select regions of a protein, potentially removing the lengthy trial and error out of mAb discovery. This capability is expected to improve probability of success while at the same time, reduces costs commonly caused by having an iterative process. Our epitope engine is engineered to match its target, refined for stability and optimized for water solubility; allowing us to identify new drug candidates that have failed or have been abandoned due to their complexity.
●	Capital efficient business approach: Our strategic business approach is structured around the following pillars of value creation:
o	Strategic Collaborations: We have leveraged our platform and pipeline by forming strategic partnerships. We aim to become the preferred partner for major pharmaceutical and biotechnology companies seeking rapid and cost-effective integration of complex molecules into their portfolios, de-risking their early-stage pre-clinical work. Additionally, rich array of fast follower molecules within the Company’s pre-clinical pipeline holds the potential to drive substantial partnerships, opening doors to innovative projects. By tapping into our, infrastructure, and expertise, partners have the potential to streamline timelines, reduce costs tied to biologic drug discovery applications and cell line process development, and expedite preclinical programs with efficiency.
o	Developing and advancing our in-house programs cost effectively: Clinical advancement is crucial for drug discovery. As we continue to develop our existing immune-oncology pre-clinical pipeline, we are also seeking strategic partners with the capabilities to more rapidly advance these programs towards the clinic. We also continue to assess our option rights to license three of the four assets under the collaboration with AstralBio to expand our pre-clinical pipeline into obesity and cardiometabolic programs and with the goal to become a clinical stage company.

o	Tech Licensing in Diverse Therapeutic Areas: In pursuit of adding value, we are exploring partnerships in diverse therapeutic domains such as CNS or vaccines. Our intention is to license the AI tech stack, extending its benefits to our partners and amplifying its biological impact and insights. This strategic approach enables us to capitalize on the value of our meticulously curated data while empowering collaborations and innovations, while at the same time allowing us to focus on both the platform and our core therapeutic areas, metabolic diseases and oncology.
●	Unwavering Investment in advancing the platform: We maintain a focused commitment to invest in our platform, continually unlocking the potential of biology through AI and ML. The pinnacle of being on the forefront of ML advancing algorithms, and models in order to improve its predictive power and reduce the time it takes to find a viable molecule.

In essence, we are sculpting a future where cutting-edge AI-driven biotechnology propels the discovery of intricate biologics, fostering partnerships, accelerating innovation, and propelling the advancement of science.

AI-Technology Platform

Overview

Our platform comprises five key components, each playing a crucial role in the discovery and optimization of precision antibodies.

The first layer, epitope engineering, leverages the patented AI-engine to target specific regions of proteins, allowing us to engineer antibodies with high specificity and efficacy. The second layer involves the proprietary antibody library, which is built on clinically validated frameworks and offers a rich diversity of human antibodies. The third layer of the technology stack is the antibody optimizing StableHu AI technology, coupled with mammalian display technology. Next, our EngageTx platform forms the fourth layer. Lastly, our ShieldTx antibody masking technology enables the creation of conditionally activated antibodies. Each layer of the tech stack is designed to work synergistically, enabling us to rapidly advance antibodies from concept to in vivo proof-of-concept (POC).

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

ShieldTx Antibody Masking Technology

Our ShieldTx technology enables the creation of conditionally activated antibodies and stands out because it is deeply integrated into our technology stack, providing multiple advantages. Identifying a fitting mask is challenging, however, ShieldTx is designed to increase the probability of success. This increased success rate is due to our epitope engineering engine, which creates small embodiments of the drug target epitope to raise antibodies. These engineered epitopes, by definition, bind to the raised antibody and can be deployed as masks. Thus, the mask design process is inherently built into the antibody discovery process.

Additionally, multi-dimensional optimization with our StableHu antibody optimization technology allows for the simultaneous optimization of the three components of conditionally activated antibodies: the antibody, mask, and linker. This approach, we believe, will significantly reduce development time compared to the typically sequential optimization of the individual components.

Pre-Clinical Pipeline

We are currently in the process of building and advancing our preclinical pipeline by leveraging our technology stack focused on hard-to-drug targets and molecules offering differentiation in both in obesity and cardiometabolic disease space, as well as immune-oncology.  As we continue to leverage our technology stack and develop our existing immune-oncology pre-clinical pipeline, we are also seeking strategic partners with the capabilities to more rapidly advance these programs towards the clinic.  Finally, we continue to assess the the optional time whether to trigger our options rights to license three of the four assets under the AstralBio collaboration to add obesity and cardiometabolic programs into our pre-clinical pipeline.  Under this strategic collaboration with AstraBio, it affords us the opportunity to expand our pipeline and build a presence in the cardiometabolic disease space.

Recent Developments

On May 31, 2024, pursuant to that certain Purchase and Sale Agreement, dated as of May 17, 2024 (the “Purchase and Sale Agreement”), by and between iBio CDMO and The Board of Regents of the Texas A&M University System (“The Board of Regents”), we terminated the Ground Lease Agreement with The Board of Regents, dated March 8, 2010, as amended by an Estoppel Certificate and Amendment to Ground Lease Agreement, dated as of December 22, 2015 (collectively, the “Ground Lease”), related to 21.401 acres in Brazos County, Texas (the “Land”) and completed the sale to The Board of Regents of: (i) the buildings, parking areas, improvements, and fixtures situated on the Land (the “Improvements”); (iii) all of our right, title, and interest in and to furniture, personal property, machinery, apparatus, and equipment owned and currently used in the operation, repair and maintenance of the Land and Improvements and situated thereon (collectively, the “Personal Property”); (iii) all of our rights under the contracts and agreements relating to the operation or maintenance of the Land, Improvements or Personal Property which extend beyond the closing date (the “Contracts”); and (iv) all of our rights in intangible assets of any nature relating to any or all of the Land, the Improvements and the Personal Property (the “Intangibles”; and together with the Ground Lease, Improvements and Personal Property, collectively, the “Property”). The purchase price was $8,500,000.

On May 31, 2024, in accordance with the terms of the Settlement Agreement entered into on May 17, 2024 with Woodforest in consideration of the payment in full of all Obligations (as such term is defined under the Credit Agreement (a) we paid to Woodforest (i) $8,500,000, which it received from the sale of the Property under the Purchase and Sale Agreement, and (ii) approximately $915,000 from restricted cash which had previously been held by Woodforest, and (b) we issued a Pre-Funded Warrant to purchase 1,560,570 shares of its common stock to Woodforest. The Pre-Funded Warrant expires upon full exercise thereof and is exercisable at a nominal exercise price equal to $0.0001 per share.

Pursuant to the Settlement Agreement, the Credit Agreement, the Guaranty dated November 1, 2021 and the other Loan Documents (as defined in the Credit Agreement) were terminated and Woodforest released us from any and all claims, debts, liabilities or causes of action it may have against them prior to May 31, 2024, and we released Woodforest and its related parties from any and all claims, debts, liabilities or causes of action it may have against them prior to May 31, 2024.

Results of Operations

Revenue

Revenue from the CDMO operations is now included in discontinued operations and not broken out separately on the financial statements. Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on our AI-driven discovery platform for which to date we have not generated any material revenue. We may have revenue with the AI-driven discovery platform in the future. During the year ended June 30, 2024, we reported revenue in the amount of $0.2 million related to research activities performed and license fees. During the year ended June 30, 2023 we reported no revenue.

Research and Development Expenses (“R&D”)

R&D expenses for 2024 and 2023 were approximately $5.2 million and $10.3 million, respectively, a decrease of approximately ($5.1) million or approximately (50)%. The decrease is primarily related to reduced spend on consulting and contracted services ($2.3) million, decreased spend on consumable supplies ($1.7) million, and a reduction in personnel costs ($1.5) million, all driven by the re-prioritization of pipeline projects and reorganization of the research and development team. This decrease was partially offset by an increase of depreciation of ($0.2) million due to the San Diego assets being in service for a full year.

R&D expenses relating to CDMO operations are captured separately under discontinued operations.

General and Administrative Expenses (“G&A”)

G&A expenses for fiscal year ended June 30, 2024 and 2023 were approximately $11.7 million and $19.0 million, respectively, a decrease of ($7.3) million or (39)%. The decrease is primarily attributable to a reduction in personnel costs of ($5.2) million due to the transformation of the Company into an antibody discovery and development company announced in November 2022, profession/consulting fees and outside services of ($1.0) million, an in tangible asset impairment charge that did not reoccur in fiscal year 2024 ($0.6) million, lower insurance premiums due to negotiated rates ($0.5) million and lower IT related spend ($0.2) million. The decrease was partially offset by an increase in legal costs ($0.3) million mainly driven by capital fundraising efforts.

G&A expenses relating to CDMO operations are captured separately under discontinued operations.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for fiscal year ended June 30, 2024 were approximately $16.9 million, compared to approximately $29.3 million for fiscal year ended June 30, 2023.

Other Income (Expense)

Other income for the fiscal years ended June 30, 2024 and 2023 were $1.2 million and $0.03 million, an increase of approximately $1.2 million. The increase is mainly attributable to the sale of an intangible asset and an increase in interest income, partially offset by interest expenses.

Net Loss from Continuing Operations

Net loss from continuing operations for fiscal year ended June 30, 2024 was ($15.4) million, or ($4.03) per share, compared to approximately ($29.3) million, or ($47.88) per share, in 2023.

Net Loss from Discontinued Operations

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO) in order to complete our transformation into an AI-driven, precision antibody drug discovery and development company. In conjunction with the restructuring, we completed a workforce reduction of approximately 60% and discontinued the CDMO operations. CDMO operations are reported as discontinued operations on our financial statements. Losses for Discontinued Operations for 2024 and 2023 were approximately ($9.5) million and ($35.7) million, respectively, a decrease of ($26.2) million, or 73%. This decrease was primarily due to ($14.8) million less impairments of fixed assets, lower personnel related charges of ($7.6) million including severance, benefits and the acceleration of stock compensation awards, a ($4.9) million impairment of consumables inventory that did not reoccur in fiscal year 2024, and approximately ($4.3) million lower site related costs. This decrease was offset by the $4.8 million loss on sale of the Facility, an approximate $0.8 million gain on sale of equipment that did not reoccur in fiscal year 2024, approximately $0.3 million of revenue that did not reoccur in fiscal year 2024 and an increase of approximately $0.2 million of interest expense.

Net Loss Available to iBio, Inc. Stockholders

Net loss available to iBio, Inc. stockholders from both continuing and discontinued operations for fiscal year ended June 30, 2024 was approximately ($24.9) million, or ($6.50) per share, compared to approximately ($65.0) million, or ($106.19) per share, in fiscal year ended June 30, 2023.

Liquidity and Capital Resources

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about the Company's ability to continue as a going concern. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months from the date of filing this Annual Report for the year ended June 30, 2024.  Our auditors also included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended June 30, 2024 with respect to this uncertainty.

In an effort to mitigate the substantial doubt about continuing as a going concern and increase cash reserves, we consummated the sale of our Facility, reduced our work force, signed a collaboration with AstralBio with to discover and develop novel antibodies for obesity and other cardiometabolic diseases, entered into a securities purchase agreement for a PIPE financing resulting in gross proceeds of approximately $15.0 million.  Potential options being considered to further increase liquidity, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, grant revenue or collaborations, or a combination thereof. However, we anticipate that our expenses will increase as we continue our research and development activities and conduct clinical trials.

Facility Purchase from Eastern Capital Limited

On November 1, 2021, we purchased the Facility previously operated under a lease from two affiliates of Eastern Affiliates. We also acquired the approximate 30% equity interest (after conversion) in iBio CDMO held by the Eastern Affiliates, who became the lessee under the ground lease agreement with the Board of Regents of the Texas A&M University System (the “Ground Lease Agreement”) for the land upon which the Facility is located and terminated the Sublease iBio had entered into with the Eastern Affiliates. As a result, iBio CDMO and its intellectual property are now wholly owned by iBio. The total purchase price for the Facility, the termination of the Sublease and other agreements among the parties, and the equity described below was $28,750,000, which was paid $28,000,000 in cash and by the issuance to Bryan Capital Investors LLC, an affiliate of the Eastern Affiliates a five-year warrant to purchase 2,579 shares of our Common Stock at an exercise price of $665 per share.

In connection with the purchase of the Facility, iBio CDMO entered into the Credit Agreement with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 Term Loan to purchase the Facility, which Term Loan was evidenced by the Term Note. The Term Loan originally bore interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest was payable monthly beginning November 5, 2021. Principal on the Term Loan was originally payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provided that it could be prepaid by iBio CDMO at any time and provided for mandatory prepayment upon certain circumstances. The Term Loan was secured by a lien on all of the assets of iBio CDMO and we guaranteed payments of the obligations owed under the Term Loan. Various provisions of the Credit Agreement were amended subsequent to the effective date of the Credit Agreement. For a summary of such amendments, please refer to Item 1. Business under the heading “Facility Purchase from Eastern Capital Limited.”

On May 31, 2024, pursuant to the Purchase and Sale Agreement iBio CDMO terminated the Ground Lease Agreement, related to the Land and completed the sale to The Board of Regents of: (i) the Improvements; (iii) all iBio CDMO’s right, title, and interest in and to the Personal Property; (iii) all iBio CDMO’s rights under the Contracts; and (iv) all iBio CDMO’s rights in the Intangibles and the Property. The purchase price was $8,500,000.

On May 31, 2024, in accordance with the terms of the Settlement Agreement entered into on May 17, 2024 with Woodforest in consideration of the payment in full of all Obligations (as such term was defined under the Credit Agreement (a) iBio CDMO paid to Woodforest (i) $8,500,000, which it received from the sale of the Property under the Purchase and Sale Agreement, and (ii) approximately $915,000 from restricted cash which had previously been held by Woodforest, and (b) the Company issued a Pre-Funded Warrant to purchase 1,560,570 shares of its common stock to Woodforest. The Pre-Funded Warrant expires upon full exercise thereof and is exercisable at a nominal exercise price equal to $0.0001 per share.

Pursuant to the Settlement Agreement, the Credit Agreement, the Guaranty dated November 1, 2021 and the other Loan Documents (as defined in the Credit Agreement) were terminated and Woodforest released the Company and iBio CDMO from any and all claims, debts, liabilities or causes of action it may have against them prior to May 31, 2024, and the Company and iBio CDMO released Woodforest and its related parties from any and all claims, debts, liabilities or causes of action it may have against them prior to May 31, 2024.

Cantor Fitzgerald Underwriting

On November 25, 2020, we entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) to sell shares of Common Stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent. In the fiscal year ended June 30, 2024, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 170,989 shares of Common Stock. We received net proceeds of approximately $1.7 million.

In the fiscal year ended June 30, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 289,144 shares of Common Stock. We received net proceeds of approximately $6.4 million during the fiscal year ended June 30, 2023 and held a subscription receivable for $204,000 at June 30, 2023 for proceeds received on July 6, 2023.

Wainwright Underwriting

On December 6, 2022, we entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we agreed to sell to Wainwright, in a firm commitment underwritten offering (the “Offering”) (i) 76,538 shares of Common Stock, (ii) pre-funded warrants (the “2022 Pre-Funded Warrants”) to purchase up to 91,730 shares of Common Stock, (iii) Series A Common Stock purchase warrants (the “Series A Warrants”) to purchase up to 168,267 shares of Common Stock and (iv) Series B Common Stock purchase warrants (the “Series B Warrants” and together with the Series A Warrants, the “2022 Warrants”) to purchase up to 168,267 shares of Common Stock.  The offering closed on December 9, 2022.

Wainwright acted as the sole book-running manager for the Offering. We paid Wainwright an underwriting discount equal to 7.0% of the gross proceeds of the offering, and reimbursed Wainwright for the legal fees and certain expenses. Pursuant to the Underwriting Agreement, we granted Wainwright a 30-day option to purchase up to an additional 25,240 shares of Common Stock and/or Common Warrants to purchase up to an additional 50,480 shares of Common Stock at the public offering price, less the underwriting discounts and commissions, solely to cover over-allotments. Wainwright elected to purchase 25,240 Series A Warrants and 25,240 Series B Warrants.

We also agreed to issue to Wainwright, as the representative of the underwriters, warrants (the “Representative’s Warrants”) to purchase a number of shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and 2022 Pre-Funded Warrants being offered in the offering. Wainwright received warrants to purchase up to 10,094 shares of Common Stock.

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

During fiscal year 2024, we sold 202,595 shares of Common Stock under the Purchase Agreement and received approximately $1.3 million in proceeds. No shares remain available for sale under the Purchase Agreement at June 30, 2024.

Alliance Global Partners Securities Purchase Agreement

On December 7, 2023, the Company closed a public offering (the “2023 Offering”) pursuant to which we sold in the 2023 Offering, (i) 600,000 shares (the “Shares”) of our Common Stock, (ii) 1,650,000 pre-funded warrants (the “2023 Pre-Funded Warrants”) exercisable for an aggregate of 1,650,000 shares of Common Stock, (iii) 2,250,000 Series C common warrants (the “Series C Common Warrants”) exercisable for an aggregate of 2,250,000 shares of Common Stock, and (iv) 2,250,000 Series D common warrants (the “Series D Common Warrants,” and together with the Series C Common Warrants, the “Common Warrants”) exercisable for an aggregate of 2,250,000 shares of Common Stock. A.G.P./Alliance Global Partners (“A.G.P.”) acted as lead placement agent, and Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”), acted as co-placement agent (A.G.P. and Brookline are referred to herein, collectively, as the “Placement Agents”) for the 2023 Offering. We received approximately $4.5 million in gross proceeds from the 2023 Offering, including the exercise of all 2023 Pre-Funded Warrants and prior to deducting placement agent fees and other estimated offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Common Warrants.

During fiscal year 2024, 1,650,000 of the 2023 Pre-Funded Warrants, 1,178,500 Series C Common Warrants and 1,053,500 Series D Common Warrants were exercised for proceeds of $4,464,000. In August 2024, 1,000 Series C Common Warrants and 1,000 Series D Common Warrants were exercised for proceeds of $4,000.

Otsuka Asset Purchase Agreement

On February 25, 2024, we entered into an Asset Purchase Agreement (the “PD-1 Purchase Agreement”) with Otsuka Pharmaceutical Co., Ltd.(“Otsuka”) pursuant to which we sold and assigned to Otsuka, and Otsuka purchased and assumed, all intellectual property rights directly related to our early-stage programmed cell death protein 1 (“PD-1” ) (the “PD-1 Assets”) developed or held for development in consideration of $1,000,000 paid at closing. The PD-1 Purchase Agreement also provides for a potential contingent payment of $2,500,000 upon the achievement of specified developmental milestones and a second potential contingent payment of $50,000,000 upon the achievement of specified milestones following commercialization. The sale of the PD-1 Assets closed on February 25, 2024.

Chardan Private Placement

On March 26, 2024, we entered into a securities purchase agreement (the “2024 Purchase Agreement”) with several institutional investors and an accredited investor (the “Purchasers”) for the issuance and sale in a private placement (the “Private Placement”) of the following securities for gross proceeds of approximately $15.1 million: (i) 2,701,315 shares (the “Shares”) of Common Stock, (ii) pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase up to 2,585,963 shares of Common Stock at an exercise price of $0.0001 per share, and (iii) Series E Common Stock purchase warrants (the “Series E Warrants”) to purchase up to 5,287,278 shares of Common Stock at an exercise price of $2.64 per share. The Series E Warrants are exercisable at any time after the six-month anniversary of their issuance (the “Initial Exercise Date”) at an exercise price of $2.64 per share and have a term of exercise equal to five years from the date of issuance. The combined purchase price for one share of common stock and the accompanying Series E Warrant was $2.85 and the purchase price for one pre-funded warrant and the accompanying Series E Warrant was $2.849. The 2024 Private Placement closed on April 1, 2024.  We received net proceeds of approximately $14.1 million from the Private Placement, after deducting estimated offering expenses payable by us, including placement agent fees and expenses.

Our cash, cash equivalents and restricted cash of $14.4 million as of June 30, 2024, is not anticipated to be sufficient to support operations through the first quarter of fiscal year 2026, unless we reduce our burn rate further, or increase our capital as described above. Our cash burn for the fiscal year 2024 was ($18.6) million or approximately ($1.5) million per month. This rate fluctuates month to month depending on our internal and external research development projects. We will continue to review operational expenses to reduce cash burn and extend our runway. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital through either non-dilutive partnership deals or through the capital markets in order to fully execute our longer-term business plan. It is our goal to implement one or more potential options described herein to allow us to have a cash runway for at least 12 months from the date of the filing of this Annual Report. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Net Cash Used in Operating Activities

In fiscal year 2024, net cash used in operating activities was ($18.6) million, compared to net cash used in operating activities of ($30.4) million in 2023.  The decrease in net cash was primarily used to support our ongoing operations.

Net Cash Provided by Investing Activities

In 2024, net cash provided by investing activities was $0.9 million, which primarily consisted of proceeds from the sale of intellectual property rights to Otsuka of $1 million and proceeds from the sale of fixed assets of $0.1 million, offset by the purchase of fixed assets of $0.2 million. In 2023, our net cash used in investing activities was $7.0 million, which primarily consisted of redemption and sales of debt securities of $10.8 million and the sale of fixed asset of $2.6 million, partially offset by the purchase of ($5.7) million of fixed assets and ($0.7) million for certain assets acquired from RubrYc.

Net Cash Provided by Financing Activities

In 2024, net cash provided by financing activities was $24.5 million, compared to net cash used in financing activities of $2.3 million in 2023.  Net cash generated from financing activities in 2024 primarily related to proceeds from sales of common stock offset by payments made to settle all obligations related to the term note payable while the net cash spent in 2023 related to proceeds from sales of common stock offset by payments made towards term note payable.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of June 30, 2024, our accumulated deficit was approximately ($313.8) million, and we used approximately $6.8 million of net cash in fiscal year 2024.

We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies, through potential proceeds from the sale or out-licensing of assets, and through proceeds from the sale of additional equity or other securities. However, there can be no assurance that we will be successful in implementing these plans, many of which will take several years before we realize proceeds. We cannot be certain that such funding will be available on favorable terms or available at all. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2024, we were not involved in any SPE transactions.

Critical Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2024, have been taken into consideration in preparing the consolidated financial statements. The preparation of consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. The following accounting estimate had a material impact on the results of operations of the Company for the year ended June 30, 2024.

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

On November 3, 2022, we announced we are seeking to divest our contract development and manufacturing organization (iBio CDMO) in order to complete our transformation into an antibody discovery and development company. Through the process of seeking to divest our contract development and manufacturing organization, we entered into a Purchase and Sale Agreement for the Facility. The decision to divest triggered a quantitative impairment analysis of our CDMO fixed assets of the Facility totaling $22.65 million and machinery and equipment totaling $13.4 million.

We utilized a market approach in the second quarter of fiscal year 2023, using independent third-party appraisals, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility, the machinery and equipment. We recorded an impairment charge of $6.3 million for the facility and $11.3 million for the machinery and equipment in the second quarter of fiscal year 2023. The key assumption in the valuation analysis was the expected sale price of $21.1 million for the Facility and the associated machinery and equipment less approximate costs to sell of $2.7 million. In the first quarter of fiscal year 2024, we entered into an agreement for the sale of the Facility for $17.25 million, and an additional impairment of $0.3 million was recorded in fiscal year 2023 to reflect the agreed upon sales price less estimated costs to sell. The CDMO Equipment was sold during fiscal year 2023.

After receiving written notice terminating the sale of the Facility, we continued to reassess the Facility for impairment each quarter utilizing a market approach. The assessments included obtaining independent third-party appraisals based on comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility. During such timeframe, an additional $3.1 million fixed asset impairment was recorded in discontinued operations to write down the carrying value of the Facility to its estimated fair value, as a result of the expected sale price of $13.8 million for the Facility less approximate costs to sell of $0.7 million. During the fourth quarter of fiscal year 2024, the Facility was sold for $8.5 million which resulted in an approximate $4.8 million loss on the disposal of the held-for-sale assets. (See Note 3 – Discontinued Operation and Note 5 – Financial Instruments for further information.)

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

During the fourth quarter of fiscal year 2024, we performed our annual impairment testing of the IBIO-101 therapeutic technology (or “IP”), classified as an indefinite-lived intangible asset, which had a carrying amount of $5 million at June 30, 2024. We engaged a third party to perform valuation assistance with estimating the fair value of IBIO-101 and preparing a market capitalization reconciliation. The Multi-Period Excess Earnings Method (“MPEEM”) under the income approach was utilized to value the indefinite-lived asset. The MPEEM determines the value of a specified asset by calculating the present value of future earnings attributed to the asset. Since IBIO-101 is currently in its pre-clinical development phase, a probability of success was applied to the cash flows to account for the probability of reaching each step of development. The MPEEM requires that charges for the use of other contributory assets be subtracted under the theory that the owner of the subject asset does not own the other contributory assets and would have to rent/lease them in order to earn the cash flows related to the subject asset.

The resulting probability of success adjusted “excess earnings” were discounted to the present value using a 16% discount rate, which was based on iBio’s weighted average cost of capital.  The sum of the discounted excess earnings and the present value of the tax benefit related to amortization of the IBIO-101 indefinite-lived intangible indicated that the fair value was $5.9 million as of the June 30, 2024, valuation date. Given that the carrying amount of the asset was $5 million at June 30, 2024, it was concluded that no impairment existed.

We will continue to monitor the value of the IP as part of our annual accounting policy for impairment of long-live assets.  The primary impairment indicators that may arise in the near future are (1) any sustained decline in our common stock market price and (2) FDA decisions on similar competing technologies that are applying for Phase 1 approval.

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

In addition to the aforementioned critical accounting estimates, the following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our consolidated financial statements:

●	revenue recognition;
●	legal and contractual contingencies;
●	research and development expenses;
●	fair value of equity issuance related to debt extinguishment; and
●	share-based compensation expenses.

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

Financial statements and notes thereto appear on pages F-1 to F-54 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has performed an assessment of the effectiveness of iBio’s internal control over financial reporting as of June 30, 2024, based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable

PART III

Certain information required by Part III is omitted from this Annual Report because we intend to file our definitive proxy statement for our 2024 Annual Meeting of Stockholders, pursuant to regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report and certain information to be included in the definitive proxy statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item that will appear under the headings “Governance,” “Executive Officers,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement to be filed with the SEC relating to our 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Code of Ethics

We have adopted a written code of business conduct and ethics, as amended and restated in July 2024, within the meaning of Item 406 of SEC Regulation S-K, which applies to all of our employees, including our principal executive officer and our chief financial officer, a copy of which is annexed as an exhibit hereto and can be found on our website at www.ibioinc.com. If we make any waivers or substantive amendments to the code of ethics that are applicable to our principal executive officer or our chief financial officer, we will disclose the nature of such waiver or amendment on our internet website at www.ibioinc.com  in a timely manner.

Item 11. Executive Compensation

Information required by this Item that will appear under the heading “Executive Compensation” and “Director Compensation” in the definitive proxy statement to be filed with the SEC relating to our 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item that will appear under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the definitive proxy statement to be filed with the SEC relating to our 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item that will appear under the headings “Certain Relationships and Related Transactions” and “Independence of Board” in the definitive proxy statement to be filed with the SEC relating to our 2024 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this Item that will appear under the heading “Independent Auditor Fees and Other Matters” in the definitive proxy statement to be filed with the SEC relating to our 2024 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Exhibits and Index
(1)	A list of the financial statements filed as part of this Annual Report is set forth in the index to financial statements at page F-1 and is incorporated herein by reference.
(2)	An exhibit index immediately preceding the signature page hereto is incorporated by reference or filed with this Annual Report is provided below:

Item 16. Form 10-K Summary

Not Applicable

Exhibit No.	Description

1.1

Controlled Equity OfferingSM Sales Agreement, dated as of November 25, 2020, by and between iBio, Inc. and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit Number 1.1 to the Company’s registration statement on Form S-3 (File No. 333-250973) filed by the Company with the Securities and Exchange Commission on November 25, 2020 – Commission File No. 001-35023)

1.2

Underwriting Agreement, dated December 6, 2022, by and between iBio, Inc. and H.C. Wainwright & Co., LLC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 8, 2022 – Commission File No. 001-35023)

1.3

Placement Agency Agreement, dated December 5, 2023, by and between iBio, Inc. and A.G.P./Alliance Global Partners and Brookline Capital Markets, a division of Arcadia Securities, LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-3502)

1.4

At Market Issuance Sales Agreement, dated July 3, 2024, by and among the Company, Chardan Capital Markets, LLC and Craig-Hallum Capital Group LLC (Incorporated herein by reference to Exhibit Number 1.1 to the Company’s registration statement on Form S-3 (File No. 333-280680, as filed with the Securities and Exchange Commission on July 3, 2024)

3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 11, 2018 – Commission File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on February 14, 2018 – Commission File No. 001-35023)

3.3

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 8, 2018 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.6

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.7

Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.8

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 14, 2009 – Commission File No. 000-53125)

3.9

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.10

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2022 – Commission File No. 001-35023)

3.11

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – Commission File No. 001-35023)

4.1

Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on July 11, 2008 –  Commission File No. 000-53125)

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

4.9

Form of Pre-Funded Warrants (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.10

Form of Series C Common Warrants (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.11

Form of Series D Common Warrants (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.12

Form of Tail Warrants (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2023- File No. 001-35023)

4.13

Form of Pre-Funded Warrants (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024- File No. 001-35023)

4.14

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

10.6†

Form of Directors and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2019  –  Commission File No. 001-35023)

10.7†

2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2019 – Commission File No. 001-35023)

10.8†

Amended and Restated 2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 23, 2020 – Commission File No. 001-35023)

10.9†

iBio, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on November 3, 2020 – Commission File No. 001-35023)

10.10†

Form of Non-Qualified Stock Option Agreement for Employees under the iBio, Inc. 2020 Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.11†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Initial Grant) under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.12†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Annual Grant) under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.13†

Form of Restricted Stock Unit Award Agreement for Employees under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.14†

Form of Restricted Stock Unit Award Agreement for Employees under the iBio, Inc. 2018 Omnibus Equity Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 001-35023)

10.15†

Director Offer Letter (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 9, 2021 – Commission File No. 001-35023)

10.16++**

Collaboration, Option and License Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.17++**

Collaboration and License Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.18++**

Stock Purchase Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.19++**

Second Amended and Restated Investor Rights Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.20++**

Second Amended and Restated Voting Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors(incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.21++**

Second Amended and Restated Right of First Refusal and Co-Sale Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors(incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.22++

Employment Agreement dated December 23, 2020 and effective as of January 18, 2021, by and between iBio, Inc. and Martin B. Brenner (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on September 28, 2021 – Commission File No. 001-35023)

10.23

Confidential Settlement and Mutual Release with Fraunhofer USA, Inc. dated May 4, 2021 (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on September 28, 2021 – Commission File No. 001-35023)

10.24

Purchase and Sale Agreement, dated November 1, 2021, by and among College Station Investors LLC, Bryan Capital Investors LLC, iBio CDMO LLC and iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.25

Equity Purchase Agreement dated November 1, 2021 by and between Bryan Capital Investors LLC and iBio, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.26

Credit Agreement, dated November 1, 2021 by and, between iBio CDMO LLC with Woodforest National Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.27

Guaranty Agreement, dated November 1, 2021, by iBio, Inc. for the benefit of Woodforest National Bank

(incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.28

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and UCC Financing Statement for Fixture Filing by iBio CDMO LLC as grantor to the trustee for the benefit of Woodforest National Bank (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.29

Security Agreement, dated November 1, 2021 by iBio CDMO LLC for the benefit of Woodforest National Bank(incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.30

Environmental Indemnity Agreement, dated November 1, 2021 by iBio CDMO LLC and iBio, Inc. in favor of Woodforest National Bank (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

10.31

Ground Lease Agreement (included as Exhibit A to The Purchase and Sale Agreement, dated November 1, 2021 by and among College Station Investors LLC, Bryan Capital Investors LLC, iBio CDMO LLC and iBio, Inc. filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 – Commission File No. 001-35023)

10.32

Form of Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – File No. 001-35023)

10.33

Form of Irrevocable Proxy for Voting Control (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – File No. 001-35023)

10.34

Third Amendment to Exclusive License Agreement, dated February 3, 2022, by and between University of Pittsburgh and iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2022– Commission File No. 001-35023)

10.35

Asset Purchase Agreement dated September 16, 2022, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2022 – File No. 001-35023)

10.36*++

First Amendment to Credit Agreement entered into as of October 11, 2022, by and between iBio CDMO LLC with Woodforest National Bank (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 11, 2022– Commission File No. 001-35023).

10.37

Termination Agreement and Release dated September 19, 2022, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 – File No. 001-35023)

10.38

Lease dated September 10, 2021, by and between iBio, Inc., and San Diego Inspire 4, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 – File No. 001-35023)

10.39†

Restricted Stock Unit Award Agreement dated November 10, 2022, by and between iBio, Inc. and Thomas Isett (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 – File No. 001-35023)

10.40†

Separation Agreement and General Release, dated December 1, 2022, by and between iBio, Inc. and Thomas Isett (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2022, –File No. 001-35023)

10.41†

Offer Letter by and between iBio, Inc. and Felipe Duran dated January 23, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2023 – File No. 001-35023)

10.42

Second Amendment to Credit Agreement dated February 9, 2023, by and between iBio, Inc. and Woodforest National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2023 – File No. 001-35023)

10.43†

Special Incentive Bonus Agreement dated January 26, 2023, by and between iBio, Inc. and Martin Brenner (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2023 – File No. 001-35023)

10.44†

Special Incentive Bonus Agreement dated January 26, 2023, by and between iBio, Inc. and Felipe Duran (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2023 – File No. 001-35023)

10.45

Third Amendment to Credit Agreement dated February 21, 2023 between iBio CDMO LLC and Woodforest National Bank and Third Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023 – File No. 000 35023)

10.46

Fourth Amendment to Credit Agreement dated March 24, 2023, between iBio CDMO LLC and Woodforest National Bank and Fourth Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2023 – File No. 000 35023)

10.47

Auction Sale Agreement between iBio, Inc. and Holland Industrial Group, Federal Equipment Company and Capital Recovery Group LLC dated as of February 10, 2023 (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2023 – File No. 001-35023)

10.48

Fifth Amendment to the Credit Agreement dated May 10, 2023, between iBio CDMO LLC and Woodforest National Bank and Fifth Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2023 – File No. 001-35023)

10.49

Purchase Agreement by and between the Registrant and Lincoln Park Capital Fund, LLC, dated August 4, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2023– Commission File No. 001-35023).

10.50

Registration Rights Agreement by and between the Registrant and Lincoln Park Capital Fund, LLC, dated August 4, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2023– Commission File No. 001-35023).

10.51

Purchase and Sale Agreement, dated as of September 15, 2023 by and between MAJESTIC REALTY CO., a California corporation and IBIO CDMO LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2023 – File No. 001-35023)

10.52

Sixth Amendment to the Credit Agreement dated September 18, 2023 between iBio CDMO LLC and Woodforest National Bank  (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2023 – File No. 001-35023).

10.53

Seventh Amendment to the Credit Agreement dated October 4, 2023 between iBio CDMO LLC and Woodforest National Bank and Fifth Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2023 – File No. 001-35023)

10.54

Form of Securities Purchase Agreement, dated December 5, 2023, between iBio, Inc. and the purchasers named on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023 – File No. 001-35023)

10.55

iBio Inc. 2023 Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – File No. 001-35023)

10.56

Eighth Amendment to Credit Agreement dated December 22, 2023 between iBio CDMO LLC and Woodforest National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2023 – File No. 001-35023)

10.57

Credit and Security Agreement, dated January 16, 2024, by and between iBio, Inc. and Loeb Term Solutions LLC  (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.58

Schedule to Credit and Security Agreement, dated January 16, 2024, by and between iBio, Inc. and Loeb Term Solutions LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.59

Term Promissory Note, dated January 16, 2024, in the principal amount of $1,071,572 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.60

Validity Guarantee, dated January 16, 2024 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8 - K filed with the Securities and Exchange Commission on January 19, 2024 - File No. 001 - 35023)

10.61

Asset Purchase Agreement, dated February 25, 2024, by and between iBio, Inc. and Otsuka Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024 – File No. 001-35023)

10.62

Form of Securities Purchase Agreement, dated March 26, 2024, by and between iBio, Inc. and the Purchaser signatory thereto* (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 – File No. 001-35023)

10.63

Side Letter Agreement dated April 1, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 – File No. 001-35023)

10.64

Ninth Amendment to Credit Agreement dated March 28, 2024, between iBio CDMO LLC and Woodforest National Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 – File No. 001-35023)

10.65

iBio, Inc. Officer Severance Benefit Plan, effective May 9, 2024 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 10-K filed with the Securities and Exchange Commission on May 13, 2024 – File No. 001-35023)

10.66

Purchase and Sale Agreement, dated as of May 17, 2024, by and between iBio CDMO LLC  and The Board of Regents of the Texas A&M University System (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024 – File No. 001-35023)

10.67

Settlement Agreement and Mutual Release, dated May 17, 2024, by and among Woodforest National Bank, iBio CDMO LLC and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024 – File No. 001-35023)

10.68

Tenth Amendment to Credit Agreement dated May 14, 2024, between iBio CDMO LLC and Woodforest National Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024 – File No. 001-35023)

10.69

Form of Non-Qualified Stock Option Agreement for initial grants for non-employee directors under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.70

Form of Non- Qualified Stock Option Agreement for non-employee consultants under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.71

Form of Non-Qualified Stock Option Agreement for annual grants for non-employee directors under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.72

Form of Non-Qualified Stock Option Agreement for employees under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.73

Form of Restricted Stock Unit Award Agreement for employees under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.74

Form of Incentive Stock Option Agreement for employees under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.75

Form of Incentive Stock Option Agreement for officers under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.76

Amended and Restated Employment Agreement, dated as of July 23, 2024, effective as of July 1, 2024, by and between the Company and Martin Brenner (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024 – File No.001-35023)

14.1

Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

19.1*	Insider Trading Policy

21.1*	Subsidiaries of Registrant

23.1*	Consent of the Independent Registered Public Accounting Firm

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

97.1*	Clawback Policy, dated November 20, 2023

101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this Annual Report.
+	Certain portions of this exhibit have been omitted subject to a confidential treatment request.
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

iBio, Inc.
(Registrant)

Dated: September 20, 2024	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer

/s/ Felipe Duran
Felipe Duran Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Martin Brenner	Chief Executive	September 20, 2024
Martin Brenner	Officer and Chief Scientific Officer (Principal Executive Officer)

/s/ Felipe Duran	Chief Financial Officer	September 20, 2024
Felipe Duran	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/Alexandra Kropotova	Director	September 20, 2024
Alexandra Kropotova

/s/William Clark	Chairman of the Board	September 20, 2024
William Clark

/s/Evert Schimmelpennink	Director	September 20, 2024
Evert Schimmelpennink

/s/James T. Hill	Director	September 20, 2024
General James T. Hill, USA (Retired)

/s/Gary Sender	Director	September 20, 2024
Gary Sender

Annual Financial Statements

iBio, Inc.

Financial Statement Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of iBio, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iBio, Inc. and Subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “Consolidated financial statements” ). In our opinion, the consolidated financial statements  present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception, accumulated deficit and has negative cash flows from operations, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Indefinite-Lived Asset

As disclosed in Note 6 and 12 to the consolidated financial statements, the Company acquired an Indefinite-Lived Asset from RubrYc as part of the RubrYc’s Stock Purchase and Asset Acquisition. The RubrYc Indefinite-Lived Asset as fiscal year-end June 30, 2024 and 2023 is $5 million.  The Company Indefinite-Lived intangible Asset is assessed for impairment annually and/or upon the occurrence of a triggering event. The impairment test for indefinite-lived intangible assets consists of comparing the fair value, which is estimated using the Income Approach-Multi Period Excess Earning Model, to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to such excess. The determination of the fair value is primarily based on discounted future cash flows projected to be generated from the indefinite-lived intangible assets, including the estimates of future revenue, future development costs, the probability of success in various phases of development programs, and potential post-launch cash flows. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charges, or both.

Significant judgment is exercised by management when developing the fair value measurement of the indefinite-lived intangible assets. Given these factors, the related audit effort in evaluating management’s judgments of the fair value of the indefinite-lived intangible assets was challenging, subjective, and complex and required a high degree of auditor judgment.

How the Critical Audit Matter was addressed in the Audit

Our principal audit procedures related to the Company’s financial reporting relating to potential impairment of the asset included, among others:

●	We audited management’s process for developing the fair value of the Indefinite-Lived Asset. Our procedures entailed testing management’s process for estimating the fair value of intangible assets, which included evaluating the appropriateness of the valuation methods and estimates made by management in developing the prospective financial information (“PFI”) utilized in the underlying data of the valuation model. We performed audit procedures over management’s PFI, which entailed significant assumptions related to future revenue, future development costs, and the probability of success in various phases of development programs as well as post launch cash flows. In evaluating management’s significant assumptions for reasonableness, we considered comparative data from external markets, comparable industry and guideline public companies’ data.
●	We involved our Valuation Specialists to assist in testing the Company’s methodology and significant assumptions utilized in the Company’s impairment assessment. Which entail procedures evaluating the following assumptions (1) Income Approach-Multi Period Excess Earning Model (2) Market Capitalization (2) Tax rate (3) Discount Rate/Weighted Average Cost of Capital. Moreover, our valuation specialists performed sensitivity analyses over the significant assumptions including royalty rate to evaluate the Company’s estimated the fair value in comparison to the carrying value for reasonableness and assessed the qualifications and competence of management and the third-party specialist

Valuation of Woodforest Pre-Funded Warrants

As discussed in Notes 3 and 14 to the consolidated financial statements, On May 17, 2024 the Company and Woodforest entered into a Settlement Agreement and Mutual Release (“The May 2024 Debt Settlement”) for the Company’s debt obligation to Woodforest under the November 1, 2021 Credit Agreement. As part of the May 2024 Debt Settlement, the Company issued Pre-Funded Warrants (“Woodforest Settlement Warrants”) to Woodforest to purchase 1,560,570 shares of its common stock. The Woodforest Settlement Warrants met the criteria to be equity-classified. The Company, with the assistance of a third party valuation specialist, estimated the fair values of the Woodforest Settlement Warrants.

Such valuation models required significant assumptions. The Company’s valuation specialist used a Geometric Brownian Motion based Monte Carlo simulation to project the underlying metric value to ultimately determine the fair value of the warrants. The fair value of the pre-funded warrants was $3.7 million. The Monte-Carlo simulation pricing model fair valued the warrants utilizing assumptions of Stock Price, Dividend Yield, Expected Volatility, Risk-free Interest Rate and Fundamental Transaction Probabilities.

Our audit procedures over the warrant valuation included, amongst others:

●	We agreed Pre-Funded Warrants grants agreements and tested the Company prepared schedule for completeness and accuracy.
●	We obtained an understanding and performed audit procedures over the factors considered and assumptions made by management and the Company’s valuation specialist in developing the estimate of the stock price volatility, the sources of data relevant to these factors and assumptions and the procedures used to obtain the data and the methods used to calculate the estimates.

●	We evaluated the methodologies and significant assumptions (1) Stock Price (2) Dividend Yield (3) Releveled Equity Volatility of Guideline Public Companies (4) Risk-free Interest Rate used to determine the fair values of the Pre-Funded Warrants.
●	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology ensuring the inputs to the valuations were reasonable for the methodology, assessed the qualifications, competence of management and their third-party specialist.

/s/ GRASSI & Co., CPAs, P.C.

We have served as the Company’s auditor since 2024.

Jericho, New York

September 19, 2024

iBio, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30, 2024	June 30, 2023

Assets
Current assets:
Cash and cash equivalents	$14,210	$4,301
Restricted cash	—	3,025
Subscription receivable	—	204
Promissory note receivable and accrued interest	713	—
Prepaid expenses and other current assets	749	664
Current assets held for sale (see Note 3 - Discontinued Operations)	—	18,065
Total Current Assets	15,672	26,259

Restricted cash	215	253
Promissory note receivable	1,081	1,706
Finance lease right-of-use assets, net of accumulated amortization	339	610
Operating lease right-of-use asset	2,401	2,722
Fixed assets, net of accumulated depreciation	3,632	4,219
Intangible assets, net of accumulated amortization	5,368	5,388
Security deposits	26	50
Total Assets	$28,734	$41,207

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$358	$1,849
Accrued expenses	2,028	4,561
Finance lease obligations - current portion	299	272
Operating lease obligation - current portion	436	389
Equipment financing payable - current portion	178	160
Term promissory note - current portion	218	—
Insurance premium financing payable	123	—
Term note payable - net of deferred financing costs	—	12,937
Contract liabilities	200	—
Current liabilities related to assets held for sale	—	1,941
Total Current Liabilities	3,840	22,109

Finance lease obligations - net of current portion	53	351
Operating lease obligation - net of current portion	2,688	3,125
Equipment financing payable - net of current portion	63	241
Term promissory note - net of current portion	766	—

Total Liabilities	7,410	25,826

Stockholders' Equity
Series 2022 Convertible Preferred Stock - $0.001 par value; 1,000,000 shares authorized at June 30, 2024 and June 30, 2023; 0 shares issued and outstanding as of June 30, 2024 and June 30, 2023	—	—
Common stock - $0.001 par value; 275,000,000 shares authorized at June 30, 2024 and June 30, 2023; 8,623,676 and 1,015,505 shares issued and outstanding as of June 30, 2024 and June 30, 2023, respectively	9	1
Additional paid-in capital	335,162	304,320
Accumulated deficit	(313,847)	(288,940)
Total Stockholders’ Equity	21,324	15,381

Total Equity	21,324	15,381
Total Liabilities and Stockholders' Equity	$28,734	$41,207

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, except per share amounts)

	Years Ended
	June 30,
	2024	2023

Revenue	$225	$—

Operating expenses:
Research and development	5,185	10,327
General and administrative	11,674	19,016
Total operating expenses	16,859	29,343

Operating loss	(16,634)	(29,343)

Other income (expense):
Interest expense	(172)	(83)
Interest income	363	213
Loss on sales of debt securities	—	(98)
Gain on sale of intellectual property	1,000	—
Total other income	1,191	32

Net loss from continuing operations	(15,443)	(29,311)

Loss from discontinued operations	(9,464)	(35,699)

Net loss	$(24,907)	$(65,010)

Comprehensive loss:
Consolidated net loss	$(24,907)	$(65,010)

Other comprehensive loss - unrealized gain on debt securities	—	180
Other comprehensive income - foreign currency adjustment	—	33

Comprehensive loss	$(24,907)	$(64,797)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - continuing operations	$(4.03)	$(47.88)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - discontinued operations	$(2.47)	$(58.31)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - total	$(6.50)	$(106.19)

Weighted-average common shares outstanding - basic and diluted	3,831	612

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2024 and 2023

(In Thousands)

							Accumulated
						Additional	Other
	Preferred Stock			Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount		Shares	Amount	Capital	Loss	Deficit	Total

Balance as of July 1, 2022	1	$	*	437	$1	$287,627	$(213)	$(223,930)	$63,485

Capital raises	—		—	563	*	11,691	—	—	11,691
Asset acquisition	—		—	5	*	650	—		650
Payments for fractional shares resulting from reverse stock split	—		—	*	*	(39)	—	—	(39)
Vesting of RSUs	—		—	10	*	—	—	—	—
Conversion of preferred stock to common stock	(1)		—	—	—	—	—	—	—
Share-based compensation	—		—	—	—	4,391	—	—	4,391
Foreign currency adjustment	—		—	—	—	—	33	—	33
Reclassification adjustment for loss on available-for-sale debt securities realized in net income	—		—	—	—	—	21	—	21
Unrealized gain on available-for-sale debt securities	—		—	—	—	—	159	—	159
Net loss	—		—	—	—	—	—	(65,010)	(65,010)
Balance as of June 30, 2023	—		—	1,015	1	304,320	—	(288,940)	15,381

Capital raises	—		—	7,568	8	25,120	—	—	25,128
Payments for fractional shares resulting from reverse stock split	—		—	(1)	—	(7)	—	—	(7)
Vesting of RSUs	—		—	42	—	—	—	—	—
Share-based compensation	—		—	—	—	2,038	—	—	2,038
Warrant issued to satisfy term note payable	—		—	—	—	3,691	—	—	3,691
Net loss	—		—	—	—	—	—	(24,907)	(24,907)
Balance as of June 30, 2024	—		$—	8,624	$9	$335,162	$—	$(313,847)	$21,324

Share and per share data have been adjusted for all periods presented to reflect the one-for-twenty five (1:25) reverse stock split effective October 7, 2022 and the one-for-twenty (1:20) reverse stock split effective November 29, 2023.

* Represents amount less than 0.5 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Consolidated net loss	$(24,907)	$(65,010)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	2,038	4,391
Amortization of intangible assets	20	126
Amortization of finance lease right-of-use assets	271	224
Amortization of operating lease right-of-use assets	321	356
Depreciation of fixed assets	638	674
Loss/(gain) on sale of fixed assets	4,909	(773)
Gain on extinguishment of debt	(808)	—
Accrued interest receivable on promissory note receivable	(88)	(75)
Amortization of premiums on debt securities	—	67
Loss on sale of debt securities	—	98
Amortization of deferred financing costs	120	242
Inventory reserve	—	4,915
Impairment of fixed assets	3,100	17,900
Gain on sale of intangible assets	(1,000)	—
Impairment of intangible assets	—	565
Gain on disposition of finance lease ROU assets	—	(5)
Changes in operating assets and liabilities:
Accounts receivable - trade	—	1,000
Settlement receivable	—	5,100
Inventory	—	(1,015)
Prepaid expenses and other current assets	214	885
Prepaid expenses - noncurrent	—	74
Security deposit	24	(21)
Accounts payable	(1,491)	(625)
Accrued expenses	(1,199)	145
Accrued expenses - noncurrent	(527)	527
Operating lease obligations	(389)	(101)
Contract liabilities	200	(100)
Net cash used in operating activities	(18,554)	(30,436)

Cash flows from investing activities:
Redemption of debt securities	—	4,100
Sale of debt securities	—	6,739
Sale proceeds for intangible assets	1,000	—
Purchases of fixed assets	(210)	(5,738)
Sales proceeds for fixed assets	116	2,600
Payment for RubrYc asset acquisition	—	(692)
Net cash provided by investing activities	906	7,009

Cash flows from financing activities:
Proceeds from sales of common stock	25,523	11,487
Payments made for costs to acquire capital	(88)	—
Payments for fractional shares after reverse stock split	(7)	(39)
Subscription receivable	204	—
Proceeds from equipment financing loan	—	500
Payment of equipment financing loan	(160)	(99)
Proceeds from term promissory note	895	—
Payment of term promissory note	(88)	—
Payment of term note payable	(1,513)	(9,318)
Payments made for costs to attain term note	—	(22)
Payment of finance lease obligation	(272)	(208)
Net cash provided by financing activities	24,494	2,301

Effect of exchange rate changes	—	33

Net increase (decrease) in cash, cash equivalents and restricted cash	6,846	(21,093)
Cash, cash equivalents and restricted cash - beginning	7,579	28,672
Cash, cash equivalents and restricted cash - end	$14,425	$7,579

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended
	June 30,
	2024	2023
Schedule of non-cash activities:
Subscription receivable	$—	$204
Costs to raise capital paid directly from gross proceeds	$1,467	$636
Insurance premium financing	$669	$—
Costs to raise capital included in accrued expenses	$308	$—
Reserves related to term promissory note included in prepaid expenses	$109	$—
Costs related to term promissory note paid directly from gross proceeds	$68	$—
Cost accrued to amend term note payable	$—	$125
Fixed assets included in accounts payable in prior period, paid in current period	$—	$1,769
Increase in finance lease ROU assets for new leases	$—	$814
Increase in finance lease obligation for new leases	$—	$814
RubrYc asset acquisition by issuance of common stock	$—	$650
Issuance of warrant for term note payable obligation	$4,499	$—
Unpaid fixed assets included in accounts payable	$—	$—
Unrealized gain on available-for-sale debt securities	$—	$(159)

Supplemental cash flow information:
Cash paid during the period for interest	$749	$687

The accompanying notes are an integral part of these consolidated financial statements.

1.    Nature of Business

iBio, Inc. (the “Company” of “iBio”) is a preclinical stage biotechnology company that leverages the power of Artificial Intelligence (AI) for the development of precision antibodies. Our proprietary technology stack is designed to minimize downstream development risks by employing AI-guided epitope-steering and monoclonal antibody (mAb) optimization.

In September 2022, iBio has focused on utilizing AI and machine learning (ML) to discover and design antibodies against hard-to-drug targets upon the acquisition of substantially all of the assets of RubrYc Therapeutics, Inc. ("RubrYc") was consummated. This acquisition commenced the Company’s transition to an AI-enabled biotech company and the closing of the sale of the Contract Development and Manufacturing Organization (CDMO) facility in Texas concluded its transition. These strategic decisions enable the Company to solely focus resources on the development of AI-powered precision antibodies. The Company’s current therapeutics being developed are all in preclinical development and it has not completed any clinical trials for any vaccine or therapeutic protein product candidate produced using iBio technology and there is a risk that it will be unsuccessful in developing or commercializing any product candidates.

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

iBio’s technology stack also includes ShieldTx™, an antibody masking technology enabling the creation of conditionally activated antibodies. These masks keep antibodies inactive until they reach diseased tissue, where the masks are removed, and the antibodies are activated. This mechanism is thought to broaden the therapeutic window, potentially making improving efficacy and safety of treatments more effective and safer. Conditionally activated antibodies are also believed to enable the use of drug combinations that are otherwise considered too toxic, and they open the door to pursuing targets which, due to their expression in multiple tissues, would otherwise raise safety concerns.

iBio’s scientific team, comprised of experienced AI/ML scientists and biopharmaceutical scientists, located side-by-side in our San Diego laboratory, possess the skills and capabilities to rapidly advance antibodies in house from concept to in vivo proof-of-concept (POC). This multidisciplinary expertise allows the Company to quickly translate scientific discoveries into potential therapeutic applications.

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

Pre-Clinical Pipeline

iBio is currently in the process of building and advancing its preclinical pipeline by leveraging its technology stack focused on hard-to-drug targets and molecules offering differentiation in both obesity and cardiometabolic disease space, as well as immune-oncology. As the Company continues to leverage its technology stack and develop its existing immune-oncology pre-clinical pipeline, the Company also is seeking strategic partners with the capabilities to more rapidly advance these programs towards the clinic. iBio also continues to assess its options rights to license three of the four assets under the AstralBio collaboration to add obesity and cardiometabolic programs into its pre-clinical pipeline.  Under this strategic collaboration with AstraBio, it affords iBio the opportunity to expand the Company’s pipeline and build a presence in the cardiometabolic disease space.

Digital Infrastructure

iBio is a firm believer in the transformative power of digital technologies, including robotics, automation, AI, ML, and cloud computing. These technologies are integral to operationalizing our strategy, accelerating our learning curve, and executing at scale. As such, the Company has made substantial investments in these areas.  iBio’s aspiration is to digitize its operations to the greatest extent possible, harnessing the potential of digital technology to maximize our impact on human health. As the Company continues to grow, it remains committed to further investing in our digital infrastructure to support its ambitious goals.

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

Going Concern

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company generated negative cash flows from operations of approximately $18.6 million for the twelve months ended June 30, 2024. Historically, the Company’s liquidity needs have been met by the sale of sale of convertible notes payable, common shares, and the issuance of common shares through the exercise of warrants. As of June 30, 2024, iBio had total current assets of approximately $15.7M, of which approximately $14.2 was cash and cash equivalents. The Company incurred net losses of approximately $24.9 million during the twelve months ending June 30, 2024. As of June 30, 2024, we have an operating capital deficit of $18.6 million which compares to the $30.4 million operating capital deficit we maintained as of June 30, 2023.

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about the Company's ability to continue as a going concern. Management’s current financing and business plans have not mitigated such substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date of filing this Annual Report on Form 10-K for the year ended June 30, 2024.

In an effort to mitigate the substantial doubt about continuing as a going concern and increase cash reserves, the Company consummated the sale of its 130,000 square foot current Good Manufacturing Practice (cGMP) facility located in Bryan, Texas (the “Facility”) satisfying all outstanding amounts under the Term Loan (see Note 3 – Discontinued Operations for more information), raised funds through equity offerings or other financing alternatives, reduced its workforce, entered into a collaboration agreement to discover and develop novel antibodies for obesity and other cardiometabolic diseases and sold certain intellectual property rights. Potential options being considered to further increase liquidity, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, grant revenue or collaborations, or a combination thereof. However, the Company anticipates that its expenses will increase as it continues its research and development activities and conducts clinical trials.

During the first quarter of fiscal year 2024, the Company completed at-the-market offerings and sold 170,989 shares of common stock, par value $0.001 per share (the “Common Stock”) for which it received approximately $1.7 million. The Company also sold 181,141 shares of Common Stock under its purchase agreement entered into on August 4, 2023 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”) and received approximately $1.2 million in proceeds. During the second quarter ended December 31, 2023, the Company sold an additional 21,457 shares to Lincoln Park under the Purchase Agreement for approximately $0.1 million.

On December 7, 2023, the Company closed a public offering (the “2023 Offering”) pursuant to which it sold in the 2023 Offering, (i) 600,000 shares (the “Shares”) of the Company’s Common Stock, (ii) 1,650,000 pre-funded warrants (the “2023 Pre-Funded Warrants”) exercisable for an aggregate of 1,650,000 shares of Common Stock, (iii) 2,250,000 Series C common warrants (the “Series C Common Warrants”) exercisable for an aggregate of 2,250,000 shares of Common Stock, and (iv) 2,250,000 Series D common warrants (the “Series D Common Warrants,” and together with the Series C Common Warrants, the “Common Warrants”) exercisable for an aggregate of 2,250,000 shares of Common Stock. A.G.P./Alliance Global Partners(“A.G.P.”) acted as lead placement agent, and Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”), acted as co-placement agent (A.G.P. and Brookline are referred to herein, collectively, as the “Placement Agents”) for the 2023 Offering. The Company received approximately $4.5 million in gross proceeds from the 2023 Offering, including the exercise of all 2023 Pre-Funded Warrants and prior to deducting placement agent fees and other estimated offering expenses payable by the Company and excluding the net proceeds, if any, from the exercise of the Common Warrants. (See Note16 – Stockholders’ Equity for more information.)

On February 25, 2024, the Company entered into an asset purchase agreement (the “PD-1 Purchase Agreement”) with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) pursuant to which the Company sold and assigned to Otsuka, and Otsuka purchased and assumed, all intellectual property rights directly related to the Company’s early-stage programmed cell death protein 1 (“PD-1” ) (the “PD-1 Assets”) developed or held for development in consideration of $1,000,000 paid at closing. The PD-1 Purchase Agreement also provides for a potential contingent payment of $2,500,000 upon the achievement of specified developmental milestones and a second potential contingent payment of $50,000,000 upon the achievement of specified milestones following commercialization. The sale of the PD-1 Assets closed on February 25, 2024.

On March 26, 2024, the Company entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with several institutional investors and an accredited investor (the “Purchasers”) for the issuance and sale in a private placement (the “Private Placement”) of the following securities for gross proceeds of approximately $15.1 million: (i) 2,701,315 shares of Common Stock, (ii) pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase up to 2,585,963 shares of the Company’s Common Stock at an exercise price of $0.0001 per share, and(iii) Series E Common Stock purchase warrants (the “Series E Warrants”) to purchase up to 5,287,278 shares of the Company’s Common Stock at an exercise price of $2.64 per share. The Series E Warrants are exercisable at any time after the six-month anniversary of their issuance (the “Initial Exercise Date”) at an exercise price of $2.64 per share and have a term of exercise equal to five years from the date of issuance. The combined purchase price for one share of common stock and the accompanying Series E Warrant was $2.85 and the purchase price for one 2024 Pre-Funded Warrant and the accompanying Series E Warrant was $2.849. Chardan Capital Markets, LLC (“Chardan”) served as the exclusive placement agent in connection with the Private Placement and was paid (i) a cash fee equal to 6.0% of the aggregate gross proceeds of the Private Placement (reduced to 4.0% with respect to certain investors), and (ii) up to $50,000 for legal fees and other out-of-pocket expenses. The Private Placement closed on April 1, 2024. The Company received net proceeds of approximately $14.1 million from the Private Placement, after deducting estimated offering expenses payable by the Company, including placement agent fees and expenses.

During fiscal year 2024, 1,650,000 of the 2023 Pre-Funded Warrants, 1,178,500 Series C Common Warrants and 1,053,500 Series D Common Warrants were exercised for proceeds of $4,464,000. In August 2024, 1,000 Series C Common Warrants and 1,000 Series D Common Warrants were exercised for proceeds of $4,000.

The Company’s cash, cash equivalents and restricted cash of approximately $14.4 million as of June 30, 2024, is anticipated to be sufficient to support operations into the first quarter of fiscal year 2026, unless the Company reduces its burn rate further or raises additional capital. Regardless of whether the Company is able to reduce its burn rate or sell or out-license certain assets or parts of the business, the Company will need to raise additional capital in order to fully execute its longer-term business plans. It is the Company’s goal to implement one or more potential options described above to allow the Company to have a cash runway for at least 12 months from the date of the filing of this Annual Report. However, there can be no assurance that the Company will be successful in implementing any of the options that it is evaluating.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Reverse Stock Split

On September 22, 2022, the Company's Board approved the implementation of a reverse stock split at a ratio of one-for-twenty five (1 : 25) shares of the Company's Common Stock. The reverse stock split was effective as of October 7, 2022. All share and per share amounts of our common stock presented have been retroactively adjusted to reflect the one-for-twenty five reverse stock split. See Note 17 – Stockholders’ Equity for more information.

Following the 2023 Annual Meeting, the Company’s Board approved a reverse stock split at a ratio of one-for-20 (1:20). Following such approval, on November 28, 2023, the Company filed an Amendment to the Certificate of Incorporation  with the Secretary of State of the State of Delaware to effect the 2024 Reverse Stock Split.

3.    Discontinued Operations

On November 3, 2022, the Company announced it is seeking to divest its contract development and manufacturing organization (iBio CDMO) in order to complete its transformation into an antibody discovery and development company. In conjunction with the divestment, the Company commenced a workforce reduction of approximately 60% of the current Company staffing levels (a reduction of approximately 69 positions). The Company substantially completed the employee reduction by January 2, 2023. Through the process of seeking to divest its contract development and manufacturing organization, on February 10, 2023, the Company entered into an Auction Sale Agreement (the “Auction Sale Agreement”) with Holland Industrial Group, together with Federal Equipment Company and Capital Recovery Group LLC (collectively, the “Auctioneers”) for the sale at public auction of equipment and other tangible personal property (the “Equipment”) located at the Facility. The Auctioneers guaranteed an amount of gross proceeds from the sale of the equipment of $2.1 million, which was paid to the Company on February 17, 2023. The auction, which commenced on March 24, 2023 and concluded on March 30, 2023, resulted in total proceeds of approximately $2.9 million. In accordance with the Auction Sale Agreement, the Company received 80% of the excess proceeds, after Holland Industrial Group’s $0.2 million fee.  Total proceeds received in fiscal year 2023 were approximately $2.6 million.

On May 17, 2024, iBio CDMO entered into a purchase and sale agreement, dated as of May 17, 2024 (the “2024 Purchase and Sale Agreement”) with The Board of Regents of the Texas A&M University System (“The Board of Regents”) pursuant to which iBio CDMO agreed to terminate the Ground Lease Agreement, related to the Land and to sell to The Board of Regents the Property.

Additionally, on May 17, 2024, iBio CDMO, the Company and Woodforest entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) which provided that iBio CDMO would pay to Woodforest the proceeds of the sale of the Property under the 2024 Purchase and Sale Agreement when received, determine in consultation with Woodforest the remaining balance due under the Credit Agreement (the “Indebtedness Deficiency Amount”) and thereafter the Company issued to Woodforest a pre-funded warrant (“Pre-Funded Warrant”).  (See Note 14 – Debt for more information.)

On May 31, 2024, in accordance with the terms of the Settlement Agreement in consideration of the payment in full of all Obligations (as such term is defined under the Credit Agreement (a) iBio CDMO paid to Woodforest (i) $8,500,000, which it received from the sale of the Property under the 2024 Purchase and Sale Agreement, and (ii) approximately $915,000 from restricted cash which had previously been held by Woodforest, and (b) the Company issued a Pre-Funded Warrant to purchase 1,560,570 shares of its common stock to Woodforest. The Pre-Funded Warrant expires upon full exercise thereof and is exercisable at a nominal exercise price equal to $0.0001 per share.

Pursuant to the Settlement Agreement, the Credit Agreement, the Guaranty dated November 1, 2021 and the other Loan Documents (as defined in the Credit Agreement) were terminated and Woodforest released the Company and iBio CDMO from any and all claims, debts, liabilities or causes of action it may have against them prior to May 31, 2024, and the Company and iBio CDMO released Woodforest and its related parties from any and all claims, debts, liabilities or causes of action it may have against them prior to May 31, 2024.

The Company incurred pre-tax charges of approximately $1.9 million in fiscal year 2023 for the employee reduction which consisted of severance obligations, continuation of salaries and benefits over a 60-day transitional period during which impacted employees remained employed but were not expected to provide active service, and other customary employee benefit payments in connection with an employee reduction. The Company further recorded a charge in discontinued operations for approximately $35.7 million in fiscal year 2023, of which approximately $17.9 million was the result of a fixed asset impairment charge (see Note 11 – Fixed Assets for more information), approximately $4.9 million to write down inventory to its net realizable value, approximately $7.5 million of personnel costs including severance, approximately $0.9 million of interest related to the term note payable, and the balance related to operational costs related to winding down the CDMO business.

During fiscal year 2024, the Company recorded an additional fixed asset impairment charge of $3.1 million, a loss on the sale of the Facility of approximately $4.8 million and a gain on the extinguishment of debt of approximately $0.8 million in discontinued operations. (See Note 5 – Financial Instruments, Note 11 – Fixed Assets and Note 14 – Debt for more information.)

The results of iBio CDMO's operations are reported as discontinued operations for the years ended June 30, 2024 and 2023. In addition, those assets and liabilities associated with the discontinued operations of the CDMO that the Company intended to sell are classified as “held for sale” on the consolidated balance sheets as of June 30, 2024 and 2023. The Company has chosen not to segregate the cash flows of iBio CDMO in the consolidated statements of cash flows. Supplemental disclosures related to discontinued operations for the statements of cash flows have been provided below. Unless noted otherwise, discussion in the Notes to the Consolidated Financial Statements refers to the Company's continuing operations.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the loss from discontinued operations presented separately in the consolidated statements of operations (in thousands):

	Years Ended June 30,
	2024	2023
Revenues	$—	$391
Cost of goods sold	—	52
Gross profit	—	339
Operating expenses:
Research and development	—	6,344
General and administrative	1,207	6,751
Fixed asset impairments	3,100	17,900
Loss (gain) on sale of fixed assets	4,816	(773)
Inventory reserve	—	4,915
Total operating expenses	9,123	35,137

Other income (expenses):
Interest expense - term note payable	(1,149)	(900)
Gain on extinguishment of debt	808	—
Other	—	(1)
Total other expenses	(341)	(901)

Loss from discontinued operations	$(9,464)	$(35,699)

The following table presents net carrying values related to the major classes of assets that were classified as held for sale at June 30, 2024 and 2023 (in thousands):

	June 30,	June 30,
	2024	2023
Current assets:
Operating lease right-of-use assets	$-	$1,941
Property and equipment, net	-	16,124
Total current assets	$-	$18,065

Current liabilities:
Operating lease obligation	$-	$1,941
Total current liabilities	$-	$1,941

The following table presents the supplemental disclosures related to discontinued operations for the cash flows (in thousands):

	Years Ended June 30,
	2024	2023
Depreciation expense	$—	$273
Amortization of finance lease right-of-use assets	—	20
Purchase of fixed assets	—	1,542
Fixed asset impairments	3,100	17,900
Loss on sale of fixed assets	4,817	—
Gain on extinguishment of debt	(808)	—
Payments of term note payable	(1,513)	—
Inventory reserve	—	4,915
Sales proceeds of fixed assets	50	2,600
Payment of finance lease obligation	—	17
Investing non-cash transactions:
Fixed assets included in accounts payable in prior period, paid in current period	—	1,542

Supplemental cash flow information:
Cash paid during the period for interest	577	603

4.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include liquidity assertions, the valuation of intellectual property and fixed assets held for sale, the incremental borrowing rate utilized in the finance and operating lease calculations, legal and contractual contingencies, the valuation of the pre-funded warrants issued to related to the extinguishment of the Term Loan, and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on its estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. At June 30, 2024 and 2023, the Company determined that an allowance for credit losses was not needed. The Company had accounts receivable of $1 million at June 30, 2022.

Subscription Receivable

The Company accounts for any subscription receivable as a current asset. Subscription receivables represent funds related to the sale of Common Stock in which the funds have not yet been delivered to the Company. The funds are generally held in escrow on behalf of the Company and are delivered within a few days.

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

The Company analyzes its contracts to determine whether the elements can be separately identifiable and accounted for individually or as a bundle of goods or services. Allocation of revenue to individual elements that qualify for performance obligations is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors. If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At June 30, 2024 and 2023, the Company had no credit loss provisions.

The Company generates contract revenue under the following types of contracts:

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

For the years ended June 30, 2024, revenue in the amount of $225,000 was recognized from research activities performed and a non-refundable upfront license fee for which performance obligations were satisfied. No revenue was recognized for the year ended June 30, 2023.

Contract Assets

A contract asset is an entity's right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both June 30, 2024 and 2023, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At June 30, 2024, 2023 and 2022, contract liabilities were $200,000, $0 and $100,000, respectively. The Company recognized revenue of $0 in 2024 that was included in the contract liabilities balance as of June 30, 2023 and $100,000 in 2023 that was included in the contract liabilities balance as of June 30, 2022 and was reported in discontinued operations.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 2024 and 2023 consisted of money market accounts. Restricted cash at June 30, 2024 consists of a letter of credit obtained related to the San Diego operating lease (see Note 16 – Operating Lease Obligations) and a Company purchasing card. The Company’s bank requires an additional 5% collateral held above the actual letters of credit issued for the San Diego lease and Company purchasing card.  Restricted cash was $215,000 and $253,000 June 30, 2024 and 2023, respectively.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the consolidated statements of cash flows (in thousands):

	June 30,	June 30,
	2024	2023
Cash and equivalents	$14,210	$4,301
Collateral held for letter of credit - term note payable	—	3,025
Collateral held for letter of credit - San Diego lease	198	198
Collateral held for Company purchasing card	17	55
Total cash, cash equivalents and restricted cash	$14,425	$7,579

Investments in Debt Securities

Debt investments are classified as available-for-sale. Changes in fair value are recorded in other comprehensive income (loss). Fair value was calculated based on publicly available market information. Discounts and/or premiums paid when the debt securities are acquired are amortized to interest income over the terms of the debt securities.  The Company held no investments in debt securities at June 30, 2024 and 2023.

Inventory

Inventory is stated at the lower of cost or net realizable value on the first-in, first-out basis. The Company held no inventory at June 30, 2024 and 2023.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730-10, “Research and Development” (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Research and development expenses were reported in continuing operations for the year ended June 30, 2024. No research and development expenses were reported in discontinued operations for the year ended June 30, 2024. For the year ended June 30, 2023, research and development expenses were reported in both continuing and discontinuing operations.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2024 and 2023. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended June 30, 2024 and 2023.

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At June 30, 2024 and 2023, amounts in excess of insured limits were approximately $664,000 and $6,900,000, respectively.

Revenue

During the fiscal year ended June 30, 2024, the Company reported revenue of $225,000 in continuing operations from two research collaborators and $0 of its revenue from discontinued operations. During the fiscal year ended June 30, 2023, the Company reported no revenue from continuing operations and generated $391,000 of its revenue reported in discontinued operations from four customers.

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

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“ASC”).

The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The ASU has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2024 fiscal year annual reporting period, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU will be effective for public companies for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying consolidated financial statements.

5.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and term note payable in the Company’s consolidated balance sheets approximated their fair values as of June 30, 2024 and 2023 due to their short-term nature. The carrying value of the promissory note receivable, term promissory note, equipment financing payable, insurance financing payable and finance lease obligations approximated fair value as of June 30, 2024 and 2023 as the interest rates related to the financial instruments approximated market.

The Company accounts for its investments in debt securities at fair value. The following provides a description of the three levels of inputs that may be used to measure fair value under the standard, the types of plan investments that fall under each category, and the valuation methodologies used to measure these investments at fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
•	Level 3 – Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

The Company initially marketed the CDMO business and during the second quarter of fiscal year 2023, changed its strategy to selling the stand-alone CDMO assets. These assets were assessed for impairment and the analysis resulted in the expected future cash flows from the sale of the Facility and equipment falling below its current carrying value. The Company utilized a market approach, using independent third-party appraisals, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility and equipment. In the second quarter of fiscal year 2023, impairment charges were recorded in discontinued operations under general and administrative expense of $6.3 million and $11.3 million for the Facility and equipment, respectively, reducing their estimated fair values to $16.35 million and $2.1 million, respectively. In the first quarter of fiscal year 2024, the Company entered into an agreement for the building for $17.25 million, and an additional impairment of $0.3 million was recorded in the fourth quarter of fiscal year 2023 to reflect the agreed upon sales price less estimated costs to sell. The carrying amount of the CDMO fixed assets after impairment on June 30, 2023 was $16.1 million.

On November 7, 2023, the Company received written notice from Majestic Realty of its election to terminate the Purchase and Sale Agreement, dated as of September 15, 2023, between Majestic Realty and iBio CDMO LLC, pursuant to which iBio CDMO had agreed to sell to Majestic Realty the Property. Upon receiving the termination notice, the Company reassessed the CDMO fixed assets for impairment which included obtaining appraisal values as of November 9, 2023. The Company utilized a market approach, including comparable assets, in addition to bids received from prospective buyers, to estimate the fair value of the Facility and concluded that fair value of the assets approximated their carrying value and no further impairment was required at that time. The CDMO Equipment was sold during the third quarter of fiscal year 2023.

During the second quarter of fiscal year 2024, the Company made the decision to auction the Facility. The Company utilized a market approach, including comparable assets, to estimate the fair value of the Facility. An additional $3.1 million fixed asset impairment was recorded the second quarter of Fiscal 2024 in discontinued operations to write down the carrying value of the Facility to fair value.

During the third quarter of fiscal year 2024, the Company utilized a market approach, using an independent third-party appraisal, including comparable assets, in addition the Company considered previous bids from prospective buyers and the nearing maturity date of the term note and concluded that fair value of the assets approximated their carrying value and no further impairment was required.

During the fourth quarter of fiscal year 2024, the Company entered the 2024 Purchase and Sale Agreement with The Board of Regents pursuant to which iBio CDMO agreed to terminate the Ground Lease Agreement, related to the Land and to sell to The Board of Regents the Property for $8,500,000. The transaction closed on May 31, 2024 and, in accordance with ASC 360-10-40-5, Property, Plant, and Equipment, an approximate $4.8 million loss was recorded in discontinued operations upon the derecognition of the current assets held-for-sale.

6. Significant Transactions

Affiliates of Eastern Capital Limited

On November 1, 2021, the Company and its subsidiary, iBio CDMO LLC (“iBio CDMO”, and collectively with the Company, the “Purchaser”) entered into a series of agreements (the “Transaction”) with College Station Investors LLC (“College Station”), and Bryan Capital Investors LLC (“Bryan Capital” and, collectively with College Station, “Seller”), each affiliates of Eastern Capital Limited (“Eastern,” a former significant stockholder of the Company) whereby in exchange for a certain cash payment and a warrant the Company:

(i)	acquired both the Facility where iBio CDMO at that time and currently conducts business and also the rights as the tenant in the Facility’s ground lease;
(ii)	acquired all of the equity owned by one of the affiliates of Eastern in the Company and iBio CDMO; and
(iii)	otherwise terminated all agreements between the Company and the affiliates of Eastern.

The Facility is a life sciences building located on land owned by the Board of Regents of the Texas A&M University System (“Texas A&M”) and is designed and equipped for the manufacture of plant-made biopharmaceuticals. iBio CDMO had held a sublease for the Facility through 2050, subject to extension until 2060 (the “Sublease”) until the consummation of the sale of the Facility.

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

As discussed above, iBio CDMO is being accounted for as a discontinued operation.  In fiscal year 2024, the assets acquired were sold and the asset lease was terminated. These assets were classified as assets held for sale on the June 30, 2023 consolidated balance sheet.

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

The Warrant

As part of the consideration for the purchase and sale of the rights set forth above, the Company issued to Bryan Capital a Warrant to purchase 2,579 shares of the Common Stock at an exercise price of $665 per share. The Warrant expires on October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits. Of the total shares that can be exercised under the Warrant, 579 of such shares were valued at $217,255 to reflect the final payment of rent due under the Sublease.  The Warrant, as shown on the consolidated statements of equity, was recorded in additional paid-in capital with the corresponding activity included in the basis of the purchase price allocation of the Ground Lease Property acquired.  See Note 17 – Stockholders’ Equity for additional information.

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
$7,500,000

On September 16, 2022, the Company entered an asset purchase agreement with RubrYc (the “Asset Purchase Agreement”) pursuant to which it acquired substantially all of the assets of RubrYc. The Company issued 5,117 shares of the Common Stock to RubrYc with an approximate market value of $1,000,000 (the “Closing Shares”). Pursuant to the Asset Purchase Agreement, the shares are subject to an initial lockup period and the estimated fair value was calculated as $650,000. The Company also agreed to make potential additional payments of up to $5,000,000 upon the achievement of specified developmental milestones on or before the fifth anniversary of the closing date, payable in cash or shares of the Common Stock, at the Company’s option. In addition, the Company had advanced RubrYc $484,000 to support their operation costs during the negotiation period and incurred transaction costs totaling $208,000, which were also capitalized as part of the assets acquired. The assets acquired include the patented AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to CCR8, EGFRvIII, MUC16, CD3 and one additional immuno-oncology candidate plus a PD-1 agonist. The Asset Purchase Agreement contained representations, warranties and covenants of RubrYc and the Company. The acquisition closed on September 19, 2022 after receipt of approval of the NYSE American.

Subsequently after the Company acquired substantially all of the assets of RubrYc in September 2022, RubrYc ceased its operations and dismissed bankruptcy proceedings in June 2023.  The Company recorded an impairment of the investment in the amount of $1,760,000 during the year ended June 30, 2022 which was recorded in the consolidated statement of operations and comprehensive loss under general and administrative expense. The Company also recorded an impairment of current and non-current prepaid expense of $288,000 and $864,000, respectively, during the year ended June 30, 2022. The amount was recorded in the consolidated statement of operations and comprehensive loss under research and development expense.

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

Separation Agreement and General Release

In connection with Mr. Isett’s resignation, the Company entered into a separation agreement and general release with Mr. Isett effective December 1, 2022 (the “Agreement”). Pursuant to the Agreement, Mr. Isett resigned as CEO of the Company effective December 1, 2022, and will remain an employee of the Company until December 31, 2022, on which date his employment with the Company will automatically terminate. Following Mr. Isett’s termination of employment with the Company, pursuant to the Agreement, Mr. Isett will receive the severance benefits set forth in his employment agreement, as previously disclosed by the Company, including (i) an amount equal to his current base salary in equal bi-monthly installments for twenty-four (24) months; (ii) an amount equal to a pro rata share of his target bonus for the current fiscal year; (iii) an amount equal to the target bonus in equal bi-monthly installments for the twenty-four (24) month severance period and (iv) provided that he elects continuation coverage for health insurance under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay the full cost of this benefit for up to eighteen (18) months, or if he has not obtained alternative employer-provided health coverage by the end of the eighteen (18) month COBRA subsidy period, the Company will provide him with a lump-sum cash payment equal to six (6) times the monthly amount paid by the Company for the COBRA subsidy. The Agreement includes a general release of claims by Mr. Isett. The Company accrued approximately $2.13 million to general and administrative expenses in the second quarter of fiscal year 2023. As of June 30, 2024, approximately $0.5 million is recorded in accrued expenses.

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

For the fiscal years ended June 30, 2024 and 2023, interest income amounted to $88,000 and $75,000, respectively. As of June 30, 2024 and 2023, the Note balance and accrued interest totaled $1,794,000 and $1,706,000, respectively. On August 29, 2024, the Company received a payment from Safi of approximately $713,000 for all interest owed and approximately $419,000 for a partial payment on the outstanding principal. At June 30, 2024, $713,000 was reported in current assets with the remaining $1,081,000 reported in noncurrent assets.

8. Investments in Debt Securities

The Company did not hold any investments in debt securities at June 30, 2024.

Amortization of premiums paid on the debt securities amounted to $0 and $67,000 for the years ended June 30, 2024 and 2023, respectively.

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

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	June 30,	June 30,
	2024	2023
ROU - Equipment	$814	$814
Accumulated amortization	(475)	(204)
Net finance lease ROU assets	$339	$610

Amortization expense of finance lease ROU assets was approximately $271,000 and $204,000 for the years ended June 30, 2024 and 2023, respectively.

10.    Operating Lease ROU Assets

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California. Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000. The net carrying amount of this ROU operating lease asset was $2,401,000 and $2,722,000 at June 30, 2024 and 2023, respectively.

Bryan, Texas

On November 1, 2021, iBio CDMO acquired the Facility and became the tenant under the Ground Lease Agreement upon which the Facility is located. Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $1,967,000. This lease was terminated on May 31, 2024. The net amount of this ROU operating lease asset is included in assets held for sale.

See Note 16 - Operating Lease Obligations for additional information.

11.    Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	June 30,	June 30,
	2024	2023

Building and improvements	$695	$695
Machinery and equipment	3,545	3,521
Office equipment and software	403	403
	4,643	4,619
Accumulated depreciation	(1,011)	(400)
Net fixed assets	$3,632	$4,219

Depreciation expense was approximately $638,000 and $400,000 for the years ended June 30, 2024 and 2023, respectively.

Fixed assets held for sale at June 30, 2024 and 2023 in the amount of $0 and $16,124,000, respectively, are included in assets held for sale.  No depreciation expense related to held-for-sale assets was recorded for the year ended June 30, 2024. The depreciation expense related to held-for-sale assets for the year ended June 30, 2023 is classified as part of loss from discontinued operations.

The Company re-evaluated its business strategy and reviewed its product portfolio during fiscal year 2023 which resulted in an impairment charge of approximately $17.9 million to the assets held for sale. An additional $3.1 million fixed asset impairment charge related to the assets held for sale was recorded in the second quarter of fiscal year 2024. See Note 5 – Financial Instruments and Fair Value Measurement for more information.

12.    Intangible Assets

On August 23, 2021, the Company entered into a series of agreements with RubrYc described in more detail above (see Note 6 – Significant Transactions) whereby in exchange for a $7.5 million investment in RubrYc, the Company acquired a worldwide exclusive license to certain antibodies that RubrYc develops under what it calls its RTX-003 campaign, which are promising immuno-oncology antibodies that bind to the CD25 protein without interfering with the IL-2 signaling pathway thereby potentially depleting T regulatory (Treg) cells while enhancing T effector (Teff) cells and encouraging the immune system to attack cancer cells. The Company accounted for this license as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts.  In addition, the Company also received preferred shares and an option for future collaboration licenses.

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

In January 2014, the Company entered into a license agreement with the University of Pittsburgh whereby the Company acquired exclusive worldwide rights to certain issued and pending patents covering specific candidate products for the treatment of fibrosis (the "Licensed Technology") which license agreement was amended in August 2016 and again in December 2020 and February 2022. The license agreement provided for payment by the Company of a license issue fee, annual license maintenance fees, reimbursement of prior patent costs incurred by the university, payment of a milestone payment upon regulatory approval for sale of a first product, and annual royalties on product sales. In addition, the Company had agreed to meet certain diligence milestones related to product development benchmarks. As part of its commitment to the diligence milestones, the Company successfully commenced production of a plant-made peptide comprising the Licensed Technology before March 31, 2014. The next milestone – filing an Investigational New Drug Application with the FDA or foreign equivalent covering the Licensed Technology ("IND") – initially was required to be met by December 1, 2015, and on November 2, 2020, was extended to be required to be met by December 31, 2021 and on February 8, 2022, was further extended to December 31, 2023. In addition, the amounts of the annual license maintenance fee and payment upon completion of various regulatory milestones were amended. On February 14, 2023, the Company provided notification to the University of Pittsburgh terminating the license agreement. Pursuant to the termination of the license agreement with the University of Pittsburgh, the Company’s financial obligations for the management of the patents under the license agreement ceased on August 14, 2023, and transitioned back to the University of Pittsburgh and the Medical University of South Carolina. As a result of the termination of the license agreement, the Company recorded a full impairment of the related intangible asset associated with IBIO-100 in the amount of $25,000 in fiscal year 2023.

The Company re-evaluated its business strategy and reviewed its product portfolio during fiscal year 2023. After such review, the Company identified intellectual property, patent and licenses that would no longer be utilized and therefore were fully impaired. Accordingly, the Company recorded an impairment charge during fiscal year 2023 in general and administrative expenses of approximately $565,000. No impairments were recorded in fiscal year 2024.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30,				June 30
	2023	Amortization	Additions	Impairments	2024
Intellectual property – gross carrying value	$400	$—	$—	$—	$400
Intellectual property – accumulated amortization	(15)	(20)	—	—	(35)
Total definite lived intangible assets	385	$(20)	—	$—	365

Intellectual property – indefinite lived	5,003	—	—	—	5,003

Total net intangibles	$5,388		$—		$5,368

Amortization expense was approximately $20,000 and $126,000 for the years ended June 30, 2024 and 2023, respectively. The weighted-average remaining life for intellectual property and patents on June 30, 2024 was approximately 18.3 years. The estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ended June 30,
2025	$20
2026	20
2027	20
2028	20
2029	20
Thereafter	265
Total	$365

13.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	June 30,
	2024	2023
Personnel related costs	$1,568	$3,879
Real estate taxes	—	268
Interest and fees related to term note payable	—	183
Professional fees	—	31
Other accrued expenses	460	200
Total accrued expenses	$2,028	$4,561

14.   Debt

The Credit Agreement

In connection with the PSA, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 Term Loan to purchase the Facility, which Term Loan is evidenced by a term note (the “Term Note”) (for a complete description of the Transaction please see Note 6 – Significant Transactions). The Term Loan was advanced in full on the closing date. The Term Loan bore interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest was payable monthly beginning November 5, 2021. Principal on the Term Loan was originally payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provided that it may be prepaid by iBio CDMO at any time and provides for mandatory prepayment upon certain circumstances.

On October 11, 2022, iBio CDMO and Woodforest amended the Credit Agreement to: (i) include a payment of $5.5 million of the outstanding principal balance owed under the Credit Agreement on the date of the amendment, (ii) include a payment of $5.1 million of the outstanding principal balance owed under the Credit Agreement within two (2) business days upon our receipt of such amount owed to us by Fraunhofer as part of our legal settlement with them (the “Fraunhofer Settlement Funds”) (see Note 20 – Fraunhofer Settlement for more information), (iii) include principal payments of $250,000 per month in debt amortization for a six-month period commencing the date of the amendment through March 2023, (iv) include an amendment fee of $22,375 and all costs and expenses, (v) require delivery of a report detailing cash flow expenditures every two (2) weeks for the period prior to the delivery of the last report and a monthly 12-month forecast, (vi) reduce the liquidity covenant (the “Liquidity Covenant”) in the Guaranty (as defined in the Credit Agreement) from $10 million to $7.5 million with the ability to lower the liquidity covenant to $5 million upon the occurrence of a specific milestone in the Credit Agreement, and (vii) change the annual filing requirement solely for the fiscal year ended June 30, 2022, such that the filing is acceptable with or without a “going concern” designation.  In addition, Woodforest cancelled the irrevocable letter of credit issued by JPMorgan Chase Bank upon closing of the amendment.

In January 2023, the Company’s unrestricted cash decreased below the required $7.5 million, which created an event of default under the Credit Agreement and Guaranty as a result of not complying with the Liquidity Covenant. As a result, on February 9, 2023, iBio CDMO and Woodforest entered into a second amendment to the Credit Agreement (the “Second Amendment”), which amendment, among other things, added a milestone that had to be met by a specified date, the failure of which would be an event of default.  In addition, on February 9, 2023, the Company, as guarantor, entered into a second amendment to the Guaranty, which amendment, among other things, allowed the Company to account for the Fraunhofer Settlement Funds in determining whether the Company is in compliance with the Liquidity Covenant until a specified period dependent upon the occurrence of a specific milestone in the Credit Agreement.

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

On March 24, 2023, iBio CDMO and Woodforest entered into a fourth amendment to the Credit Agreement (the “Fourth Amendment”), which within the Fourth Amendment Woodforest agreed to (i) reduce the percentage of any payment to Woodforest the Company is required to make from the proceeds of sales of its common stock under its at-the-market facility from 40% to 20%, (ii) reduce the percentage of any payment to Woodforest the Company is required to make from the proceeds of sales of its equipment from 40% to 20%, and (iii) allowed the Company to retain $2 million of the $5.1 million that the Company received from the Fraunhofer Settlement Funds, with the remaining $3 million being held in a Company account at Woodforest.  In addition, the Company is obligated to (y) deliver to Woodforest an executed copy of a purchase agreement (the “Woodforest Purchase Agreement”) for the sale of the Facility, no later than April 14, 2023, and (z) pay to Woodforest a fee in the amount of $75,000 on the earlier of the date of the closing of the Woodforest Purchase Agreement, or the Maturity Date (as defined in the Credit Agreement).  In addition, on March 24, 2023, the Company, as guarantor, entered into a fourth amendment to the Guaranty, which reduced the Liquidity Covenant from $7.5 million to $1 million.

On May 10, 2023, iBio CDMO and Woodforest entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”), which within the Fifth Amendment Woodforest agreed to: (i) waive our obligation to deliver to Woodforest an executed copy of a Woodforest Purchase Agreement for the sale of the Facility no later than April 14, 2023 and, (ii) release $500,000 of the $3 million being held in a Company account at Woodforest when the outstanding principal amount is reduced to $10 million and for each additional $2.5 million reduction of the outstanding principal amount, an additional $750,000 will be released from the Company account at Woodforest.  In addition, starting on the effective date of the Fifth Amendment, the interest on the Term Loan increased to 5.25%, and the Term Loan shall further accrue interest, payable in-kind and added to the balance of the outstanding principal amount at a fixed rate per annum equal to (a) 1.00%, if the Facility is sold on or before June 30, 2023, (b) 2.00% if the Facility is sold after June 2023, but on or before September 30, 2023, or (c) 3.00%, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date.  The Company also agreed to pay Woodforest a fee in the amount of (x) $75,000 if the Facility is sold on or before June 30, 2023, (y) $100,000 if the Facility is sold after June 2023, but on or before September 30, 2023, or (x) $125,000, if the Facility is sold after September 30, 2023, or not sold prior to the maturity date.

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

On December 22, 2023, iBio CDMO and Woodforest entered into the Eighth Amendment (the “Eighth Amendment”) to the Credit Agreement, which amended the Credit Agreement to: (i) set the Maturity Date of the Term Loan to the earlier of (a) March 29, 2024, or (b) the acceleration of maturity of the Term Loan in accordance with the Credit Agreement; (ii) reduce the interest rate from 5.25% to 4.5% and increase the payment in kind from 3% to 4.5%; and (iii) permit the Company, so long as no Potential Default or Default (as such terms are defined in the Credit Agreement) exists to make a withdrawal from the Reserve Funds Deposit Account (as defined in the Credit Agreement) so long as the Company maintains a minimum balance of $900,000 until Payment in Full (as defined in the Credit Agreement). The Eighth Amendment provided that the Company will use its best efforts to consummate and close a sale of the Collateral (as defined in the Credit Agreement) on or before the Maturity Date. The amendment also increased the fees payable by Borrower to Woodforest by $10,000. Accordingly, per the amendment, on the earlier of (a) the closing of the sale of the Collateral, or (b) the Maturity Date, the Borrower will pay Woodforest a fee in the amount of $155,000. Subsequent to executing the Eighth Amendment, the Company withdrew an additional $150,000 of the restricted funds. The amount held in the restricted bank account was approximately $900,000 as of February 9, 2024.

On March 28, 2024, iBio CDMO and Woodforest entered into the Ninth Amendment (the “Ninth Amendment”) to the Credit Agreement, which amended the Credit Agreement to: (i) set the Maturity Date of the term loan to the earlier of (a) May 15, 2024, or (b) the acceleration of maturity of the term loan in accordance with the Credit Agreement.

On May 14, 2024, iBio CDMO and Woodforest entered into the Tenth Amendment (the “Tenth Amendment”) to the Credit Agreement, which amended the Credit Agreement to: (i) set the maturity date of the term loan to the earlier of (a) May 31, 2024, or (b) the acceleration of maturity of the term loan in accordance with the Credit Agreement.

On May 17, 2024, iBio CDMO, the Company and Woodforest also entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) which provided that iBio CDMO would pay to Woodforest the proceeds of the sale of the Property under the Purchase and Sale Agreement when received, determine in consultation with Woodforest the remaining balance due under the Credit Agreement (the “Indebtedness Deficiency Amount”) and thereafter the Company issued to Woodforest upon receipt of NYSE American LLC approval a pre-funded warrant (“Pre-Funded Warrant”) that expires upon full exercise thereof and is exercisable at a nominal exercise price equal to $0.0001 per share for 1,560,570 shares of the Company’s common stock which equals the $4,499,124.88 Indebtedness Deficiency Amount divided by $2.883 (the greater of the book value or the market value of the Company’s common stock at the time the Settlement Agreement is executed). Pursuant to the Settlement Agreement, upon the closing of the sale of the Property under the Purchase and Sale Agreement, Woodforest would purchase the Pre-Funded Warrant in satisfaction of the Indebtedness Deficiency Amount, Woodforest would release the Company and iBio CDMO from any and all claims, debts, liabilities or causes of action it may have against them prior to such date, and the Company and iBio CDMO will release Woodforest and its related parties from any and all claims, debts, liabilities or causes of action it may have against them prior to such date.

On May 31, 2024, in accordance with the terms of the Settlement Agreement entered into on May 17, 2024 with Woodforest in consideration of the payment in full of all Obligations (as such term is defined under the Credit Agreement (a) iBio CDMO paid to Woodforest (i) $8,500,000, which it received from the sale of the Property under the 2024 Purchase and Sale Agreement, and (ii) approximately $915,000 from restricted cash which had previously been held by Woodforest, and (b) the Company issued a Pre-Funded Warrant to purchase 1,560,570 shares of its common stock to Woodforest. The Pre-Funded Warrant expires upon full exercise thereof and is exercisable at a nominal exercise price equal to $0.0001 per share.

Pursuant to the Settlement Agreement, the Credit Agreement, the Guaranty dated November 1, 2021 and the other Loan Documents (as defined in the Credit Agreement) were terminated and Woodforest released the Company and iBio CDMO from any and all claims, debts, liabilities or causes of action it may have against them prior to May 31, 2024, and the Company and iBio CDMO released Woodforest and its related parties from any and all claims, debts, liabilities or causes of action it may have against them prior to May 31, 2024.

At June 30, 2024, the balance of the Term Note was $0. At June 30, 2023, the balance of the Term Loan was $12,937,000 which consisted of the Term Note of $13,057,000, net of approximately $120,000 of deferred finance costs.

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research site.  The financing is payable in monthly installments of $16,230 through October 2025.  At June 30, 2024 and 2023, the balance owed under the financing was $241,000 and $401,000, respectively.  Interest incurred under the financing for the years ended June 30, 2024 and 2023 totaled approximately $35,000 and $31,000, respectively.

Future minimum payments under the finance lease obligation are due as follows (in thousands):

Fiscal period ending on June 30:	Principal	Interest	Total
2025	$178	$17	$195
2026	63	1	64

Total minimum equipment financing payments	241	$18	$259
Less: current portion	(178)
Long-term portion of minimum equipment financing obligation	$63

Credit and Security Agreement

On January 16, 2024, the Company entered into a credit and security agreement (the “Credit and Security Agreement”) with Loeb Term Solutions LLC, an Illinois limited liability company (“Lender”), for a term loan or equipment line of credit loan (the “Loan”) pursuant to which the Company issued to Lender a term promissory note in the principal amount of $1,071,572 (the “2024 Term Note”) bearing interest at the Prime Rate, as quoted in the Wall Street Journal plus 8.5% (the “Effective Rate”), for proceeds of $1,027,455 after payment of $42,863 to Lender as an origination fee, $1,173 for appraisal costs, and $75 for bank wire fees.

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

The financing is payable in monthly installments of $30,710 through December 2025 and a balloon payment of $652,060 in January 2026. At June 30, 2024, the balance owed under the financing was $984,000. Interest incurred under the financing for the year ended June 30, 2024 totaled approximately $66,000.

Future minimum payments under the term promissory note obligation are due as follows (in thousands):

Fiscal period ending on June 30:	Principal	Interest	Total
2025	$218	$151	$369
2026	766	70	836

Total minimum term promissory note payments	984	$221	$1,205
Less: current portion	(218)
Long-term portion of minimum term promissory note obligation	$766

Insurance Premium Financing

On October 30, 2023, the Company entered into an insurance premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., whereby approximately $597,000 was borrowed over ten months at an imputed interest rate of 8.5%. The financing is payable in monthly installments of $62,095 through August 2024.  At June 30, 2024, the balance owed under the financing was approximately $123,000. Interest incurred under the financing for the year ended June 30, 2024, totaled approximately $25,000, respectively.

Future minimum payments under the insurance premium financing obligation are as follows (in thousands):

Fiscal period ending on June 30:	Principal	Interest	Total
2025	$123	$1	$124

15.    Finance Lease Obligations

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

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands):

	Years Ended June 30,
	2024	2023
Finance lease cost:
Amortization of ROU assets	$271	$204
Interest on lease liabilities	48	49
Total lease cost	$319	$253

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$272	$191

	June 30,
	2024		2023
Finance lease ROU assets	$339		$610
Finance lease obligation - current portion	$299		$272
Finance lease obligation - noncurrent portion	$53		$351
Weighted-average remaining lease term - finance lease	1.17	years	2.17	years
Weighted-average discount rate - finance lease obligation	9.500%		9.500%

Future minimum payments under the capitalized lease obligations are due as follows:

Fiscal year ending on June 30:	Principal	Interest	Total
2025	$299	$20	$319
2026	53	1	54

Total minimum lease payments	352	$21	$373
Less: current portion	(299)
Long-term portion of minimum lease obligations	$53

16.    Operating Lease Obligations

Texas Ground Lease

As discussed above, as part of the Transaction, iBio CDMO became the tenant under the Ground Lease Agreement for the Ground Lease Property until 2060 upon exercise of available extensions. The Ground Lease was terminated on May 31, 2024. (See Note 3 – Discontinued Operations for more information.) The annual base rent payable under the Ground Lease Agreement was $151,450 which approximated 6.5% of the Fair Market Value (as defined in the Ground Lease Agreement) of the land.

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

As discussed above, the lease provides for scheduled increases in base rent and scheduled rent abatements.  Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess (formerly classified as deferred rent) is shown as a reduction of the operating lease right-of-use asset in the accompanying balance sheet.  Rent expense for the San Diego facility commenced in fiscal year 2022, when the Company began making improvements to the facility.

The following tables present the components of lease expense and supplemental balance sheet information related to the operating lease obligation (in thousands):

	Years Ended June 30,
	2024		2023
Operating lease cost:	$563		$563
Total lease cost	$563		$563

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$563		$563
Operating cash flows from operating lease obligation	$631		$307

	June 30,		June 30,
	2024		2023
Operating lease ROU assets	$2,401		$2,722
Operating lease obligations - current portion	$436		$389
Operating lease obligations - noncurrent portion	$2,688		$3,125
Weighted average remaining lease term - operating leases	5.50	years	6.50	years
Weighted average discount rate - operating lease obligations	7.25%		7.25%

Future minimum payments under the operating lease obligation are due as follows (in thousands):

Fiscal year ending on June 30:	Principal	Imputed Interest	Total
2025	$436	$212	$648
2026	490	179	669
2027	546	142	688
2028	609	100	709
2029	677	54	731
Thereafter	366	8	374

Total minimum lease payments	3,124	$695	$3,819
Less: current portion	(436)
Long-term portion of minimum lease obligation	$2,688

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

The Company issued 1,000 shares of Series 2022 Preferred and received proceeds of $270 on May 10, 2022.  Pursuant to the terms of the preferred stock, the Company’s Board converted the Preferred Stock to 40 shares of Common Stock on July 19, 2022.

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

On November 27, 2023, the stockholders of the Company, approved a proposal at the Company’s 2023 Annual Meeting to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s Common Stock, at a ratio between 1-for-5 to 1-for-20, with the ratio within such range to be determined at the discretion of the Company’s Board, without reducing the authorized number of shares of Common Stock. Following the 2023 Annual Meeting, the Board approved a final split ratio of one-for-20 (1:20). Following such approval, on November 28, 2023, the Company filed an Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2023 reverse stock split, with an effective time of 12:01 a.m. Eastern Time on November 29, 2023. As a result of the 1:20 2023 Reverse Stock Split, each twenty (20) pre-split shares of Common Stock outstanding automatically combined into one (1) new share of Common Stock without any action on the part of the holders. No fractional shares were issued in connection with the 2023 Reverse Stock Split. In lieu of fractional shares, any person who would otherwise be entitled to a fractional share of Common Stock as a result of the reclassification and combination following the effective time of the 2023 Reverse Stock Split (after taking into account all fractional shares of Common Stock otherwise issuable to such holder) were entitled to receive a cash payment equal to the number of shares of the Common Stock held by such stockholder before the 2023 Reverse Stock Split that would otherwise have been exchanged for such fractional share interest multiplied by the average closing sales price of the Common Stock as reported on the NYSE American for the ten days preceding November 29, 2023.

Issuances of Common Stock for the years ended June 30, 2024 and 2023 include the following:

Cantor Fitzgerald Underwriting

On November 25, 2020, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of Common Stock, from time to time, through an “at the market offering” program having an aggregate offering price of up to $100,000,000 through which Cantor Fitzgerald would act as sales agent. In the fiscal year ended June 30, 2024, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 170,989 shares of Common Stock. The Company received net proceeds of approximately $1.7 million.

In the fiscal year ended June 30, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 289,144 shares of Common Stock. The Company received net proceeds of approximately $6.4 million during the fiscal year ended June 30, 2023 and held a subscription receivable for $204,000 at June 30, 2023 for proceeds received on July 6, 2023.

RubrYc Transaction

On September 19, 2022, the Company issued 5,117 shares valued at approximately $1,000,000 to RubrYc as part of the payment for purchasing the assets of RubrYc.

Wainwright Underwriting

On December 6, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”). Pursuant to the Underwriting Agreement, the Company agreed to sell to Wainwright, in a firm commitment underwritten offering (the “Offering”) (i) 76,538 shares of the Company’s Common Stock, (ii) pre-funded warrants (the “2022 Pre-Funded Warrants”) to purchase up to 91,730 shares of Common Stock, (iii) Series A Common Stock purchase warrants (the “Series A Warrants”) to purchase up to 168,267 shares of Common Stock and (iv) Series B Common Stock purchase warrants (the “Series B Warrants” and together with the Series A Warrants, the “2022 Warrants”) to purchase up to 168,267 shares of Common Stock.  The offering closed on December 9, 2022.

Wainwright acted as the sole book-running manager for the Offering. The Company paid Wainwright an underwriting discount equal to 7.0% of the gross proceeds of the offering, and reimbursed Wainwright for the legal fees and certain expenses. Pursuant to the Underwriting Agreement, the Company granted Wainwright a 30-day option to purchase up to an additional 25,240 shares of Common Stock and/or Common Warrants to purchase up to an additional 50,480 shares of Common Stock at the public offering price, less the underwriting discounts and commissions, solely to cover over-allotments. Wainwright elected to purchase 25,240 Series A Warrants and 25,240 Series B Warrants.

The Company also agreed to issue to Wainwright, as the representative of the underwriters, warrants (the “Representative’s Warrants”) to purchase a number of shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and 2022 Pre-Funded Warrants being offered in the offering. Wainwright received warrants to purchase up to 10,094 shares of Common Stock.

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

During fiscal year 2024, the Company sold 202,595 shares of Common Stock under the Purchase Agreement and received approximately $1.3 million in proceeds. No shares remain available for sale under the Purchase Agreement at June 30, 2024.

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

The Company received net proceeds of approximately $4 million in the 2023 Offering after deducting commissions and other issuance costs. Approximately $369,000 of issuance costs are reported in accrued expenses in the consolidated balance sheet at June 30, 2024.

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

Pursuant to the terms of the 2024 Securities Purchase Agreement, the Company is prohibited from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Common Stock or securities convertible or exercisable into Common Stock for a period commencing on March 26, 2024, and expiring 60 days from the Effective Date (as defined in the 2024 Securities Purchase Agreement). Furthermore, the Company is also prohibited from entering into any agreement to issue Common Stock or Common Stock Equivalents (as defined in the 2024 Securities Purchase Agreement) involving a Variable Rate Transaction (as defined in the 2024 Securities Purchase Agreement), subject to certain exceptions, for a period commencing on March 26, 2024 and expiring one year from such Effective Date

(as defined in the 2024 Securities Purchase Agreement); provided that sixty (60) days after the Effective Date entering into an at-the-market facility shall not be deemed a Variable Rate Transaction.

Vesting of Restricted Stock Units “RSUs”

RSUs for 42,054 of Common Stock vested during the year ended June 30, 2024. RSUs for 10,878 of Common Stock vested during the year ended June 30, 2023.

Exercise of Stock Options

No stock options were exercised in the years ended June 30, 2024 and 2023.

Warrants

Bryan Capital

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

No 2022 Warrants were exercised during the year ended June 30, 2024. During the year ended June 30, 2023, 17,064 Class A Warrants and 89,059 Class B Warrants were exercised. The total proceeds from Class A and B Warrants exercised during the year ended June 30, 2023 was $2,207,000.

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

A.G.P./Alliance Global Partners

On December 7, 2023, the Company, completed the 2023 Offering of (i) 600,000 shares Common Stock, (ii) 1,650,000 Pre-Funded Warrants exercisable for an aggregate of 1,650,000 shares of Common Stock, (iii) 2,250,000 Series C Common Warrants exercisable for an aggregate of 2,250,000 shares of Common Stock, and (iv) 2,250,000 Series D Common Warrants exercisable for an aggregate of 2,250,000 shares of Common Stock exercisable for an aggregate of 2,250,000 shares of Common Stock. The terms of the 2023 Pre-Funded Warrants, Series C Common Warrants and Series D Common Warrants were described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023, which description is incorporated by reference herein.

Each share of Common Stock and 2023 Pre-Funded Warrants, as applicable, was sold together with one Series C Common Warrant to purchase one share of Common Stock and one Series D Common Warrant to purchase one share of Common Stock. The combined purchase price of each share of Common Stock and the accompanying Common Warrants was the Offering Price and the combined purchase price of each 2023 Pre-Funded Warrant and the accompanying Common Warrants was $1.9999, which is equal to the combined purchase price per share of Common Stock and accompanying Common Warrants, minus the exercise price of each Pre-Funded Warrant of $0.0001. The Series C Common Warrants and the Series D Common Warrants have an exercise price of $2.00 per share and are immediately exercisable. The Series C Common Warrants will expire two (2) years from the date of issuance and the Series D Common Warrants will expire five (5) years from the date of issuance.

During fiscal year 2024, 1,650,000 of 2023 Pre-Funded Warrants were exercised. In addition, 1,178,500 Series C Common Warrants and 1,053,500 Series D Common Warrants were exercised for proceeds of $4,464,000. In August 2024, 1,000 Series C Common Warrants and 1,000 Series D Common Warrants were exercised for proceeds of $4,000.

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

	Years ended
	June 30,
	2024	2023
Basic and diluted numerator:

Net loss from continuing operations	$(15,443)	$(29,311)

Net loss from discontinued operations	$(9,464)	$(35,699)

Net loss - total	$(24,907)	$(65,010)

Basic and diluted denominator:

Weighted-average common shares outstanding	3,831	612

Per share amount - continuing operations	$(4.03)	$(47.88)
Per share amount - discontinued operations	$(2.47)	$(58.31)
Per share amount - total	$(6.50)	$(106.19)

In fiscal years 2024 and 2023, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of June 30, 2024 and 2023, shares issuable which could potentially dilute future earnings included were as follows:

	June 30,
	2024	2023

	(in thousands)
Stock options	912	14
Restricted stock units	37	12
Warrants	12,127	293
Shares excluded from the calculation of diluted loss per share	13,076	319

19.    Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Operations (in thousands):

	Years Ended June 30,
	2024	2023
Research and development	$234	$149
General and administrative	1,741	2,714
Total	$1,975	$2,863

In addition, share-based compensation expense included in loss from discontinued operations totaled approximately $62,000 and $1,528,000 for the years ended June 30, 2024 and 2023, respectively.

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

Under the 2023 Plan, 29,700 common shares have been issued pursuant to past grants, 921,200 common shares are reserved for past grants, and the remaining 249,100 common are available for future grants as of June 30, 2024.

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

Under the 2020 Plan, 23,219 common shares have been issued pursuant to past grants, 27,032 common shares are reserved for past grants, and the remaining 13,749 common shares will no longer be available for future grants as of June 30, 2024.

Issuances of stock options during the year ended June 30, 2024 were as follows:

During the first quarter of fiscal year 2024, the Company granted stock option agreements to various employees to purchase 23,650 shares of the Common Stock at an exercise price of $7.00 per share.  During the fourth quarter of fiscal year 2024, the Company granted stock option agreements to various employees to purchase 83,300 shares of the Common Stock at exercise prices between $1.72 and $2.41 per share, which included a grant of 35,800 stock options at an exercise price of $1.72 per share to Felipe Duran, the Company’s Chief Financial Officer.

All of the above noted awards vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

During the fourth quarter of fiscal year 2024, the Board approved stock option agreements to various employees to purchase 402,300 shares of the Common Stock at an exercise price of $1.88 per share, which included a two separate grants to Dr. Brenner, the Company’s Chief Executive Officer, one of which was 110,000 stock options that vest in equal quarterly installments over three years and a second grant of 147,300 stock options that vest 25% after one year and then in equal quarterly installments over a 36-month period, and a grant to Mr. Duran of 90,000 stock options, which vest in equal quarterly installments over three years.

All of the above noted awards expire on the tenth anniversary of the grant date.

During the fourth quarter of fiscal year 2024, the Company granted stock option agreements to various consultants to purchase 399,000 shares of the Common Stock at an exercise price of $1.72 per share. The options vest in equal quarterly installments, over a period of 12 months and expire on the fifth anniversary of the grant date.

Issuances of stock options during the year ended June 30, 2023 were as follows:

During the first quarter of fiscal year 2023, the Company granted stock option agreements to various employees to purchase 15,193 shares of the Common Stock at exercise prices between $135.00 and $190.00 per share. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

During the first quarter of fiscal year 2023, the Company granted a stock option agreement to a consultant to purchase 200 shares of the Common Stock at an exercise price of $135.00 per share. The option vests in equal monthly installments, over a period of 12 months, starting after the second month and expire on the tenth anniversary of the grant date.  During the third quarter of fiscal year 2023, the Company terminated the consultant’s services.  As a result, none of the 200 shares pursuant to the stock option agreement were exercised and as such, all 200 shares were forfeited.

The following table summarizes all stock option activity during the years ended June 30, 2024 and 2023:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (in years)	(in thousands)
Outstanding as of July 1, 2022	30,708	$603.43	8.3	$—
Granted	15,375	141.17	—	—
Exercised	—	—	—	—
Forfeited/expired	(31,465)	479.67	—	—
Outstanding as of June 30, 2023	14,618	$383.62	8.5	$—
As of June 30, 2023, vested and expected to vest	14,616	$383.64	8.5	$—

Exercisable as of June 30, 2023	4,790	$583.09	7.9	$—

Outstanding as of June 30, 2023	14,618	$383.62	8.5	$—
Granted	908,250	1.93	—	—
Exercised	—	—	—	—
Forfeited/expired	(10,742)	164.15	—	—
Outstanding as of June 30, 2024	912,126	$6.14	7.6	$280
As of June 30, 2024, vested and expected to vest	912,126	$6.14	7.6	$280

Exercisable as of June 30, 2024	6,472	$459.08	7.2	$—

The following table summarizes information about options outstanding and exercisable at June 30, 2024:

	Options Outstanding and Exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
	Outstanding	In Years	Price	Exercisable
Exercise prices:
$1.72 - $7.00	902,300	7.6	$—	—
$140.00 - $210.00	4,681	8.0	$147.83	2,164
$347.00 - $520.50	1,191	7.2	$355.66	1,190
$530.00 - $795.00	3,554	6.8	$668.89	2,718
$1,025.00 - $1,537.50	400	6.3	$1,025.00	400
	912,126	7.6	$459.08	6,472

The total fair value of stock options that vested during 2024 and 2023 was approximately $1,644,000 and $4,828,000, respectively. No stock options were exercised during 2024 and 2023. As of June 30, 2024, there was approximately $2,223,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 2.1 years.

The weighted-average grant date fair value of stock options granted during 2024 and 2023 was $1.90 and $126.05 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

	2024	2023
Weighted-average risk-free interest rate	4.44% - 4.83%	3.21% - 3.61%
Dividend yield	0%	0%
Volatility	157.77 - 266.94%	115.52 - 116.93%
Expected term (in years)	5	7

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $2.11 as of June 30, 2024 and $12.20 as of June 30, 2023, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock Units (“RSUs”):

Issuances of RSUs during the year ended June 30, 2024 were as follows:

On January 26, 2024, the Company issued RSUs to acquire 78,800 shares of common stock to various employees at a market value of $1.18 per share.  The RSUs vest quarterly over a one-year period. The grant date fair value of the RSUs totaled approximately $93,000.

Issuances of RSUs during the year ended June 30, 2023 were as follows:

On August 29, 2022, the Company issued RSUs to acquire 347 shares of common stock to various employees at a market value of $141.20 per share.  The RSUs vest over a four-year period.  The grant date fair value of the RSUs totaled approximately $49,000.

On November 10, 2022, as previously disclosed in relation to the Employment Agreement with Mr. Isett, the Company’s former CEO, dated April 30, 2021, the Company granted Mr. Isett RSUs to acquire 10,000 shares of Common Stock.  The RSUs vest over a three-year period commencing April 30, 2021 provided the vesting is subject to the following performance conditions: (i) submission to the U.S. Food and Drug Administration (FDA) of an Investigational New Drug (IND) application, or alternatively, if the Board approves not to file an IND, (ii) consummation of a disposition of iBio CDMO, LLC, or (iii) out-licensing, with full global rights, any of its investigational product candidates prior to the submission to the FDA an IND application.  The grant-date fair value of the RSUs totaled approximately $296,000. The performance conditions were not met and the RSUs did not vest.

On November 11, 2022, the Board of the Company granted Mr. Robert Lutz, the Company’s Chief Financial and Business Officer at the time, RSUs to acquire 5,002 shares of the Company’s Common Stock in exchange for Mr. Lutz’s agreement to continue employment with the Company through July 1, 2023.  The RSUs vest the earlier of: (i) July 1, 2023, or (ii) the successful achievement of the Company’s 2023 objectives, as defined by the Board. The grant-date fair value of the RSUs totaled approximately $175,100. Mr. Lutz resigned from the Company and was no longer an employee of the Company effective February 10, 2023; accordingly, the RSUs did not vest.

On November 11, 2022, the Board of the Company granted Dr. Martin Brenner, the Company’s Chief Scientific Officer, RSUs to acquire 4,767 shares of the Company’s Common Stock in exchange for Dr. Brenner’s agreement to continue employment with the Company through July 1, 2023.  The RSUs vest the earlier of: (i) July 1, 2023, or (ii) the successful achievement of the Company’s 2023 objectives, as defined by the Board. The grant-date fair value of the RSUs totaled approximately $167,000.

On January 20, 2023, the Board of the Company appointed Dr. Brenner to the position of Interim Chief Executive Officer, effective immediately. Dr. Brenner was granted RSUs to acquire 6,500 shares of the Company’s Common Stock, which

RSUs shall vest pro rata over a 12-month period, such vesting to terminate if Dr. Brenner is no longer the Company’s Interim Chief Executive Officer. The grant-date fair value of the RSUs totaled approximately $91,000. Upon appointment of Dr. Brenner to permanent Chief Executive Officer on June 22, 2023, 3,792 of the RSUs terminated and did not vest.

On March 31, 2023, the Compensation Committee (the “Committee”) of the Board of the Company approved a special equity award program pursuant to which it awarded to its employees an aggregate of 11,250 RSUs under the Company’s 2020 Omnibus Equity Incentive Plan, as amended (the “Plan”), which awards included a grant of 2,500 and 1,875 restricted stock units to each of Dr. Brenner, and Felipe Duran, the Company’s Interim, Chief Financial Officer, respectively, vesting quarterly over 12 months commencing April 1, 2023. The grant-date fair value of the RSUs totaled approximately $468,000.

On June 26, 2023, the Board of the Company granted Dr. Brenner RSUs to acquire 3,791 shares of the Company’s Common Stock, which RSUs shall vest pro rata over a seven-month period.  The grant-date fair value of the RSUs totaled approximately $52,000.

As of June 30, 2024, there was approximately $35,000 of total unrecognized compensation cost related to non-vested RSUs that the Company expects to recognize over a weighted-average period of 0.6 years.

20.    Fraunhofer Settlement

Fraunhofer Settlement

On May 4, 2021, iBio, Inc. (the “Company”) and Fraunhofer USA, Inc. (“FhUSA”) entered into a Confidential Settlement Agreement and Mutual Release (the “Fraunhofer Settlement Agreement”) to settle all claims and counterclaims in the litigation captioned iBio, Inc. v. Fraunhofer USA, Inc. (Case No. 10256-VCF) in Delaware Chancery Court (the “Lawsuit”). The Fraunhofer Settlement Agreement, among other things, resolves the Company’s claims to ownership of certain plant-based technology developed by FhUSA from 2003 through 2014, and sets forth the terms of a license of intellectual property. The Lawsuit was commenced against FhUSA by the Company in March 2015 in the Court of Chancery of the State of Delaware and is described in more detail in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020. The Fraunhofer Settlement Agreement is not an admission of liability or fault of the parties.

The terms of the Fraunhofer Settlement Agreement provided for cash payments to the Company of $28,000,000 as follows: (i) $16,000,000 paid no later than May 14, 2021 (which was paid 100% to cover legal fees and expenses); (ii) two payments of $5,100,000 paid by March 31, 2022 and 2023 and (iii) as additional consideration for a license agreement, two payments of $900,000 paid by March 1, 2022 and 2023. The license provides for a nonexclusive, nontransferable, worldwide, fully paid-up license to all intellectual property rights in and to certain plant-based technology developed by FhUSA from 2003 through 2014 that were the subject of the Lawsuit. After payment of the fees and expenses of its attorneys and others retained by the Company, including the litigation funding company, the Company’s aggregate net cash recovery as a result of the Fraunhofer Settlement Agreement was approximately $10,200,000.

As of June 30, 2021, the Company held receivables related to the settlement in the amount of $10,200,000. This amount was recorded in the consolidated statement of operations and comprehensive loss as settlement income in fiscal year 2021. During the quarter ended March 31, 2022, the Company received the first payment of $5,100,000.

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

21.    Income Taxes

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	For the Years Ended
	June 30,
	2024	2023
Current – Federal and state	$—	$—
Deferred – Federal	(5,193)	(12,153)
Deferred – State	(102)	(637)
Total	(5,295)	(12,790)
Change in valuation allowance	5,295	12,790
Income tax expense	$—	$—

The Company has deferred income taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,
	2024	2023
Deferred tax assets (liabilities):
Net operating loss	$49,104	$42,951
Share-based compensation	869	883
Capitalized research and development costs	3,408	2,775
Research and development tax credits	1,764	1,764
Investment in equity security	404	395
Property, plant and equipment	(830)	121
Intangible assets	(138)	(42)
Operating and finance lease liabilities	797	1,363
Operating and finance lease ROU assets	(629)	(1,184)
Accrued expenses	96	529
Contribution carryforward	5	—
Valuation allowance	(54,850)	(49,555)
Total	$—	$—

The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of realization of the deferred tax assets due to the operating loss history of the Company. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At June 30, 2024 and 2023, the Company provided a valuation allowance on its net deferred tax assets of $54,850,000 and $49,555,000, respectively.

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

U.S. federal net operating losses of approximately $229.5 million are available to the Company as of June 30, 2024, of which $64 million will expire at various dates through 2039 and $165.5 million with no expiration date. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company pursuant to Internal Revenue Code Section 382, though the Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. The Company has a research and development credit carryforward of approximately $1.76 million at June 30, 2023. In addition, the Company has net operating loss carry forwards from various states of approximately $46.7 million which expire from 2029 through 2043.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended
	June 30,
	2024	2023
Statutory federal income tax rate	21%	21%
State taxes, net of federal benefit	2%	1%
Expiration and forfeiture of stock options	(2)%	(2)%
Change in valuation allowance	(21)%	(20)%
Effective income tax rate	—%	—%

The Company has not been audited in connection with income taxes. iBio files federal and state income tax returns subject to varying statutes of limitations. The 2020 through 2023 tax returns generally remain open to examination by federal authorities and by state tax authorities.

The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense incurred during the years ended June 30, 2024 and 2023.

The Inflation Reduction Act of 2022 includes a stock buyback excise tax of 1% on share repurchases, which applies to net stock buybacks after December 31, 2022. The Company does not expect this to have a material impact if and when share repurchases occur.

22.    Commitments and Contingencies

CRO Agreement

On October 10, 2022, the Company entered into an agreement with a CRO for cell line development and master cell banking to produce IBIO-101 in addition to process development and GMP manufacturing of IBIO-101 drug substance and drug product to support GLP toxicology and Phase 1 clinical studies. During the years ended June 30, 2024 and 2023, the Company incurred costs totaling approximately $200,000 and $1,209,000, respectively. The Company has no further commitments for additional costs.

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

23.    Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. Employer contributions made to the Plan totaled approximately $157,000 and $263,000 for the years ended June 30, 2024 and 2023, respectively. In addition, employer contributions included in loss from discontinued operations totaled approximately $10,000 and $135,000 for the years ended June 30, 2024 and 2023, respectively.

24.    Subsequent Events

At Market Issuance Sales Agreement

On July 3, 2024, the Company, entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets, LLC and Craig-Hallum Capital Group LLC (the “Sales Agents”) providing for the sale by the Company of its Common Stock, from time to time, through the Sales Agents, with certain limitations on the amount of Common Stock that may be offered and sold by the Company as set forth in the ATM Agreement (the “Offering”).

Offers and sales of shares of Common Stock by the Company, if any, under the ATM Agreement, is subject to the effectiveness of the Company’s shelf registration statement on Form S-3, filed with the SEC on July 3, 2024 which became effective on August 6, 2024. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement included in the Registration Statement is currently $7,350,000, which is based on the limitations of General Instruction I.B.6 of Form S-3.

Pursuant to the ATM Agreement, the Company will set the parameters for the sale of shares of Common Stock, including the number of shares of Common Stock to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Agreement, the Sales Agents may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on the NYSE American or on any other existing trading market for the Common Stock. In addition, with the Company’s prior written approval, the Sales Agents may also sell shares by any other method permitted by law, including in privately negotiated transactions.

Upon delivery of a placement notice and subject to the terms and conditions of the ATM Agreement, the Sales Agents will use their commercially reasonable efforts, consistent with their respective normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell shares of Common Stock from time to time based upon the Company’s instructions. The Company has no obligation to sell any shares of Common Stock under the ATM Agreement and may at any time suspend solicitation and offers under the ATM Agreement. The Sales Agents are not obligated to purchase any shares of Common Stock on a principal basis pursuant to the ATM Agreement.

The ATM Agreement provides that the Company will pay the Sales Agents commissions for its services in acting as agent in the sale of shares of Common Stock pursuant to the ATM Agreement. The Sales Agents will be entitled to compensation at a fixed commission rate of up to 3.0% of the gross proceeds from the sale of shares of Common Stock pursuant to the ATM Agreement. The Company has agreed to provide the Sales Agents and certain of their affiliates of the Sales Agents with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Company also agreed to reimburse the Sales Agents for certain specified expenses in connection with entering into the ATM Agreement, including the reasonable and documented out-of-pocket fees and disbursements of counsel to the Sales Agents up to $75,000 plus (i) an additional $5,000 per quarter so long as the ATM Agreement remains in effect and the Sales Agents perform standard quarterly due diligence with the Company, excluding any period during which a Suspension (as defined in the ATM Agreement) is in place pursuant to Section 4 of the ATM Agreement, and (ii) $25,000 in connection with any filing of an additional prospectus supplement which constitutes a Prospectus Supplement (as defined in the ATM

Agreement). The ATM Agreement contains customary representations and warranties and conditions to the placements of shares of Common Stock pursuant thereto, obligations to sell shares under the ATM Agreement are subject to satisfaction of certain conditions, including the effectiveness of the Registration Statement and other customary closing conditions.

The Offering of shares of Common Stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all shares of Common Stock subject to the ATM Agreement, or (ii) termination of the ATM Agreement as permitted therein.

Issuances of stock options during fiscal year 2025 were as follows:

In fiscal year 2025, the Company granted stock option agreements to certain employees to purchase an aggregate of 22,500 shares of Common Stock at exercise prices between $1.81 and $2.21 per share.  The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

Vesting of RSUs during fiscal year 2025 were as follows:

During the first quarter of fiscal year 2025, RSUs for 12,210 shares of Common Stock were vested.