Form 10-K/A
period 2024-06-30
iBio, Inc.
filed 2024-09-24
CIK 1420720

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

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Definitive Proxy Statement to be used in connection with the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

EXPLANATORY NOTE

iBio, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended June 30, 2024, filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2024 (the “Original 10-K”).

This Amendment is being filed for the sole purpose of correcting a typographical error in the signature date on the Report of Independent Registered Public Accounting Firm in Part II, Item 8, which was dated September 19, 2024 instead of September 20, 2024. As required by the SEC, this Amendment includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2, hereto.

Except as described above, the Company has not modified or updated the Original 10-K or the financial statements included therein or modified any disclosures contained in the Original 10-K. Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-K, or modify or update any disclosures affected by subsequent events. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-K, including amendments to those filings, if any.

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

1.1

Controlled Equity OfferingSM Sales Agreement, dated as of November 25, 2020, by and between iBio, Inc. and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit Number 1.1 to the Company’s registration statement on Form S-3 (File No. 333-250973) filed by the Company with the Securities and Exchange Commission on November 25, 2020 – Commission File No. 001-35023)

1.2

Underwriting Agreement, dated December 6, 2022, by and between iBio, Inc. and H.C. Wainwright & Co., LLC (incorporated herein by reference to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 8, 2022 – Commission File No. 001-35023)

1.3

Placement Agency Agreement, dated December 5, 2023, by and between iBio, Inc. and A.G.P./Alliance Global Partners and Brookline Capital Markets, a division of Arcadia Securities, LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-3502)

1.4

At Market Issuance Sales Agreement, dated July 3, 2024, by and among the Company, Chardan Capital Markets, LLC and Craig-Hallum Capital Group LLC (Incorporated herein by reference to Exhibit Number 1.1 to the Company’s registration statement on Form S-3 (File No. 333-280680, as filed with the Securities and Exchange Commission on July 3, 2024)

3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 11, 2018 – Commission File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on February 14, 2018 – Commission File No. 001-35023)

3.3

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 8, 2018 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.6

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.7

Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.8

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on August 14, 2009 – Commission File No. 000-53125)

3.9

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.10

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2022 – Commission File No. 001-35023)

3.11

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – Commission File No. 001-35023)

4.1

Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on July 11, 2008 –  Commission File No. 000-53125)

4.2

Description of Securities of iBio, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2024 – File No. 001-35023)

4.3

Term Note of IBIO CDMO LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

4.4

iBio, Inc. Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 –  Commission File No. 001-35023)

4.5

Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 –  Commission File No. 001-35023)

4.6

Form of Series A Warrants (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 –  Commission File No. 001-35023)

4.7

Form of Series B Warrants (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 –  Commission File No. 001-35023)

4.8

Form of Representative’s Warrants (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 –  Commission File No. 001-35023)

4.9

Form of Pre-Funded Warrants (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.10

Form of Series C Common Warrants (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.11

Form of Series D Common Warrants (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.12

Form of Tail Warrants (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2023- File No. 001-35023)

4.13

Form of Pre-Funded Warrants (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024- File No. 001-35023)

4.14

Form of Series E Common Warrants (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024- File No. 001-35023)

10.1

Technology Transfer Agreement, dated as of January 1, 2004, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. as amended (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on June 18, 2008 – Commission File No. 000-53125)

10.2+

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

10.53

Seventh Amendment to the Credit Agreement dated October 4, 2023 between iBio CDMO LLC and Woodforest National Bank and Fifth Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2023 – File No. 001-35023)

10.54

Form of Securities Purchase Agreement, dated December 5, 2023, between iBio, Inc. and the purchasers named on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023 – File No. 001-35023)

10.55

iBio Inc. 2023 Omnibus Incentive Plan  (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – File No. 001-35023)

10.56

Eighth Amendment to Credit Agreement dated December 22, 2023 between iBio CDMO LLC and Woodforest National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2023 – File No. 001-35023)

10.57

Credit and Security Agreement, dated January 16, 2024, by and between iBio, Inc. and Loeb Term Solutions LLC  (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.58

Schedule to Credit and Security Agreement, dated January 16, 2024, by and between iBio, Inc. and Loeb Term Solutions LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.59

Term Promissory Note, dated January 16, 2024, in the principal amount of $1,071,572 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.60

Validity Guarantee, dated January 16, 2024 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8 - K filed with the Securities and Exchange Commission on January 19, 2024 - File No. 001 - 35023)

10.61

Asset Purchase Agreement, dated February 25, 2024, by and between iBio, Inc. and Otsuka Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024 – File No. 001-35023)

10.62

Form of Securities Purchase Agreement, dated March 26, 2024, by and between iBio, Inc. and the Purchaser signatory thereto* (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 – File No. 001-35023)

10.63

Side Letter Agreement dated April 1, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 – File No. 001-35023)

10.64

Ninth Amendment to Credit Agreement dated March 28, 2024, between iBio CDMO LLC and Woodforest National Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 – File No. 001-35023)

10.65

iBio, Inc. Officer Severance Benefit Plan, effective May 9, 2024 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 10-K filed with the Securities and Exchange Commission on May 13, 2024 – File No. 001-35023)

10.66

Purchase and Sale Agreement, dated as of May 17, 2024, by and between iBio CDMO LLC  and The Board of Regents of the Texas A&M University System (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024 – File No. 001-35023)

10.67

Settlement Agreement and Mutual Release, dated May 17, 2024, by and among Woodforest National Bank, iBio CDMO LLC and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024 – File No. 001-35023)

10.68

Tenth Amendment to Credit Agreement dated May 14, 2024, between iBio CDMO LLC and Woodforest National Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024 – File No. 001-35023)

10.69

Form of Non-Qualified Stock Option Agreement for initial grants for non-employee directors under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.70

Form of Non- Qualified Stock Option Agreement for non-employee consultants under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.71

Form of Non-Qualified Stock Option Agreement for annual grants for non-employee directors under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.72

Form of Non-Qualified Stock Option Agreement for employees under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.73

Form of Restricted Stock Unit Award Agreement for employees under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.74

Form of Incentive Stock Option Agreement for employees under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.75

Form of Incentive Stock Option Agreement for officers under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.76

Amended and Restated Employment Agreement, dated as of July 23, 2024, effective as of July 1, 2024, by and between the Company and Martin Brenner (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024 – File No.001-35023)

14.1

Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

19.1

Insider Trading Policy  (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2024 – File No. 001-35023)

21.1

Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2024 – File No. 001-35023)

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

32.2*

Certification of Periodic Report by Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1

Clawback Policy, dated November 20, 2023 (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2024– File No. 001-35023)

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

* *	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to report to be signed on its behalf by the undersigned, thereunto duly authorized.

iBio, Inc.
(Registrant)

Dated: September 24, 2024	/s/ Martin Brenner
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of iBio, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iBio, Inc. and Subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “Consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

September 20, 2024

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