Form 10-Q
period 2024-09-30
iBio, Inc.
filed 2024-11-12
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of November 12, 2024: 9,149,470

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	June 30,
	2024	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,038	$14,210
Promissory note receivable and accrued interest	—	713
Prepaid expenses and other current assets	667	749
Total Current Assets	11,705	15,672

Restricted cash	223	215
Promissory note receivable	1,101	1,081
Finance lease right-of-use assets, net of accumulated amortization	271	339
Operating lease right-of-use asset	2,317	2,401
Fixed assets, net of accumulated depreciation	3,511	3,632
Intangible assets, net of accumulated amortization	5,363	5,368
Security deposits	26	26
Total Assets	$24,517	$28,734

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$855	$358
Accrued expenses	1,077	2,028
Finance lease obligations - current portion	279	299
Operating lease obligation - current portion	449	436
Equipment financing payable - current portion	182	178
Term promissory note - current portion	227	218
Insurance premium financing payable	—	123
Contract liabilities	400	200
Total Current Liabilities	3,469	3,840

Finance lease obligations - net of current portion	—	53
Operating lease obligation - net of current portion	2,572	2,688
Equipment financing payable - net of current portion	16	63
Term promissory note - net of current portion	706	766
Total Liabilities	6,763	7,410

Stockholders' Equity
Series 2022 Convertible Preferred Stock - $0.001 par value; 1,000,000 shares authorized at September 30, 2024 and June 30, 2024; 0 shares issued and outstanding as of September 30, 2024 and June 30, 2024	—	—
Common stock - $0.001 par value; 275,000,000 shares authorized at September 30, 2024 and June 30, 2024; 8,637,895 and 8,623,676 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	9	9
Additional paid-in capital	335,581	335,162
Accumulated deficit	(317,836)	(313,847)
Total Stockholders’ Equity	17,754	21,324
Total Liabilities and Stockholders' Equity	$24,517	$28,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2024	2023

Revenue	$—	$50

Operating expenses:
Research and development	1,305	1,606
General and administrative	2,801	3,547
Total operating expenses	4,106	5,153

Operating loss	(4,106)	(5,103)

Other income (expense):
Interest expense	(57)	(26)
Interest income	174	55
Total other income	117	29

Net loss from continuing operations	(3,989)	(5,074)

Loss from discontinued operations	—	(672)

Net loss	$(3,989)	$(5,746)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - continuing operations	$(0.46)	$(4.24)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - discontinued operations	$—	$(0.56)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - total	$(0.46)	$(4.80)

Weighted-average common shares outstanding - basic and diluted	8,633	1,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands)

Three Months Ended September 30, 2024

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2024	8,624	$9	$335,162	$(313,847)	$21,324

Common stock issued for warrants exercised	2	*	4	—	4
Vesting of RSUs	12	*	—	—	—
Share-based compensation	—	—	415	—	415
Net loss	—	—	—	(3,989)	(3,989)

Balance as of September 30, 2024	8,638	$9	$335,581	$(317,836)	$17,754

* Represents amount less than 0.5 thousand.

Three Months Ended September 30, 2023

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2023	1,015	$1	$304,320	$(288,940)	$15,381

Capital raise	363	*	2,809	—	2,809
Vesting of RSUs	4	*	—	—	—
Share-based compensation	—	—	765	—	765
Net loss	—	—	—	(5,746)	(5,746)

Balance as of September 30, 2023	1,382	$1	$307,894	$(294,686)	$13,209

* Represents amount less than 0.5 thousand.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Consolidated net loss	$(3,989)	$(5,746)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	415	765
Amortization of intangible assets	5	5
Amortization of finance lease right-of-use assets	68	68
Amortization of operating lease right-of-use assets	85	80
Depreciation of fixed assets	120	165
Gain on sale of fixed assets	—	(50)
Accrued interest receivable on promissory note receivable	(19)	(22)
Amortization of deferred financing costs	—	90
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(41)	212
Accounts payable	497	62
Accrued expenses	(952)	(874)
Operating lease obligations	(104)	(95)
Contract liabilities	200	—
Net cash used in operating activities	(3,715)	(5,340)

Cash flows from investing activities:
Payment received for interest and principal on promissory note receivable	713	—
Purchases of fixed assets	—	50
Net cash provided by investing activities	713	50

Cash flows from financing activities:
Proceeds from sales of common stock	4	2,808
Subscription receivable	—	204
Payment of equipment financing loan	(43)	(38)
Payment of term promissory note	(51)	—
Payment of term note payable	—	(436)
Payment of finance lease obligation	(72)	(66)
Net cash (used in) provided by financing activities	(162)	2,472

Net decrease in cash, cash equivalents and restricted cash	(3,164)	(2,818)
Cash, cash equivalents and restricted cash - beginning	14,425	7,579
Cash, cash equivalents and restricted cash - end	$11,261	$4,761

Supplemental cash flow information:
Cash paid during the period for interest	$57	$200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Nature of Business

iBio, Inc. (also referred to as "iBio", or the "Company") is a preclinical stage biotechnology company leveraging the power of Artificial Intelligence (AI) and Machine Learning (ML) for the development of hard-to-drug precision antibodies. The Company’s proprietary technology stack is designed to minimize downstream development risks by employing AI-guided epitope-steering and monoclonal antibody (mAb) optimization.

Since September 2022, iBio has focused on utilizing AI and ML to discover and design antibodies against hard-to-drug targets upon the acquisition of substantially all of the assets of RubrYc Therapeutics, Inc. ("RubrYc") was consummated. This acquisition commenced the Company’s transition from a Contract Development and Manufacturing Organization (CDMO) to an AI-enabled biotech company.  iBio’s transition concluded in May 2024 upon the closing of the sale of the CDMO facility in Texas.  These strategic decisions the Company executed enable it to solely focus resources on the development of AI-powered precision antibodies, positioning iBio at the forefront of this exciting field.

One of the key features of iBio’s technology stack is the patented epitope-steering AI-engine. This advanced technology allows us to target specific regions of proteins with precision enabling the creation of antibodies highly specific to therapeutically relevant regions within large target proteins, potentially improving their efficacy and safety profile.  Another integral part of iBio’s technology stack is the ML based antibody-optimizing StableHu™ technology. When coupled with the Company’s mammalian display technology, StableHu has been shown to accelerate the Lead Optimization process and potentially reduces downstream risks, making the overall development process faster, more efficient and cost-effective.

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

iBio’s scientific team, comprised of experienced AI/ML scientists and biopharmaceutical scientists, located side-by-side in its San Diego laboratory, possess the skills and capabilities to rapidly advance antibodies in house from concept to in vivo proof-of-concept (POC). This multidisciplinary expertise allows the Company to efficiently create a preclinical portfolio and rapidly advance preclinical pipeline programs towards clinical development.

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

Pre-Clinical Pipeline

iBio is currently in the process of building and advancing its preclinical pipeline by leveraging its technology stack focused on hard-to-drug targets and molecules offering differentiation in both obesity and cardiometabolic disease space, as well as immune-oncology. The Company’s current therapeutics being developed are all in preclinical development and it has not completed any clinical trials in humans for any therapeutic protein product candidate produced using iBio technology and there is a risk that the Company will be unsuccessful in developing or commercializing any product candidates. As the Company continues to leverage its technology stack and develop its existing immune-oncology pre-clinical pipeline, the Company also is seeking strategic partners with the capabilities to more rapidly advance these programs towards the clinic. iBio also continues to assess its options rights to license three of the four assets under the

AstralBio collaboration to add obesity and cardiometabolic programs into its pre-clinical pipeline. Under this strategic collaboration with AstraBio, it affords iBio the opportunity to expand the Company’s pipeline and build a presence in the cardiometabolic disease space.

2.   Basis of Presentation

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim consolidated financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K/A for the prior year ended June 30, 2024, filed with the SEC on September 24, 2024 (the “Annual Report”), from which the accompanying condensed consolidated balance sheet dated June 30, 2024 was derived.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2024 and the results of its operations and its cash flows for the periods presented. The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

The Company generated negative cash flows from operations of approximately $3.7 million for the three months ended September 30, 2024. Historically, the Company’s liquidity needs have been met by the sale of common shares, and the issuance of common shares through the exercise of warrants. As of September 30, 2024, iBio had total current assets of approximately $11.7 million, of which approximately $11.0 million was cash and cash equivalents. The Company incurred a net loss of approximately $3.9 million during the three months ending September 30, 2024. As of September 30, 2024, the Company has a loss from operations of $3.7 million which compares to the $5.3 million loss from operations it maintained as of September 30, 2023.

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about the Company's ability to continue as a going concern. Management’s current financing and business plans have not mitigated such substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date of filing this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (the “Quarterly Report”).

In an effort to mitigate the substantial doubt about continuing as a going concern and increase cash reserves, the Company has raised funds from time to time through equity offerings or other financing alternatives, reduced its workforce, entered into a collaboration agreement to discover and develop novel antibodies for obesity and other cardiometabolic diseases and sold certain intellectual property rights. Potential options being considered to further increase liquidity include focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, grant revenue or collaborations, or a combination thereof. However, the Company anticipates that its expenses will increase as it continues its research and development activities and conducts clinical trials.

On July 3, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets, LLC and Craig-Hallum Capital Group LLC (collectively, the “Sales Agents”) providing for the issuance and sale by the Company of its common stock, par value $0.001 per share (the “Common Stock”), from time to time, through the Sales Agents, with certain limitations on the amount of Common Stock that may be offered and sold by the Company as set forth in the ATM Agreement (the “ATM”). Offers and sales of shares of Common Stock by the Company, if any, under the ATM Agreement, is subject to the effectiveness of the Company’s shelf registration statement on Form S-3, filed with the SEC on July 3, 2024 which became effective on August 6, 2024. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement included in the Registration Statement is currently $7,350,000, which is based on the limitations of General Instruction I.B.6 of Form S-3. No Common Stock was sold under this agreement as of September 30, 2024.

The accompanying condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Reverse Stock Split

On November 27, 2023, the Company’s Board approved the implementation of a reverse stock split (the “2023 Reverse Split”) at a ratio of one-for-twenty (1:20) shares of the Company's Common Stock. The 2023 Reverse Split was effective as of November 29, 2023. All share and per share amounts of the Common Stock presented in this Quarterly Report have been retroactively adjusted to reflect the 2023 Reverse Split. See Note 15 – Stockholders’ Equity for more information.

3.   Discontinued Operations

On November 3, 2022, the Company announced it was seeking to divest its contract development and manufacturing organization (iBio CDMO) in order to complete its transformation into an antibody discovery and development company. In conjunction with the divestment, the Company reduced its workforce and sold at public auction equipment and other tangible personal property located at the 130,000 square foot cGMP facility located in Bryan, Texas (the “Facility”).

On May 17, 2024, iBio CDMO entered into a purchase and sale agreement, dated as of May 17, 2024 (the “2024 Purchase and Sale Agreement”) with The Board of Regents of the Texas A&M University System (“The Board of Regents”) pursuant to which iBio CDMO agreed to terminate the Ground Lease Agreement (the “Ground Lease Agreement) with The Board of Regents, dated March 8, 2010, as amended by an Estoppel Certificate and Amendment to Ground Lease Agreement, dated as of December 22, 2015 (together with the Ground Lease Agreement, the “Ground Lease”), related to 21.401 acres in Brazos County, Texas (the “Land”) and completed the sale to The Board of Regents of: (i) the buildings, parking areas, improvements, and fixtures situated on the Land (the “Improvements”); (iii) all iBio CDMO’s right, title, and interest in and to furniture, personal property, machinery, apparatus, and equipment owned and currently used in the operation, repair and maintenance of the Land and Improvements and situated thereon (collectively, the “Personal Property”); (iii) all iBio CDMO’s rights under the contracts and agreements relating to the operation or maintenance of the Land, Improvements or Personal Property which extend beyond the closing date (the “Contracts”); and (iv) all iBio CDMO’s rights in intangible assets of any nature relating to any or all of the Land, the Improvements and the Personal Property (the “Intangibles”; and together with the Ground Lease, Improvements and Personal Property, collectively, the “Property”). The purchase price was $8,500,000.

In connection with the purchase of the Facility, iBio CDMO entered into a Credit Agreement, dated November 1, 2021 (the “Credit Agreement”), with Woodforest National Bank (“Woodforest”) pursuant to which Woodforest had provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan was evidenced by a Term Note (the “Term Note”).  On May 17, 2024, iBio CDMO, the Company and Woodforest entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) which provided that iBio CDMO would pay to Woodforest the proceeds of the sale of the Property under the 2024 Purchase and Sale Agreement when received, determine in consultation with Woodforest the remaining balance due under the Credit Agreement (the “Indebtedness Deficiency Amount”) and thereafter the Company issued to Woodforest a pre-funded warrant to purchase 1,560,570 shares of Common Stock(“Pre-Funded Warrant”).  (See Note 12 – Debt for more information.)

On May 31, 2024, in accordance with the terms of the Settlement Agreement in consideration of the payment in full of all Obligations (as such term is defined under the Credit Agreement) (a) iBio CDMO paid to Woodforest (i) $8,500,000, which it received from the sale of the Property under the 2024 Purchase and Sale Agreement, and (ii) approximately $915,000 from restricted cash which had previously been held by Woodforest, and (b) the Company issued a Pre-Funded Warrant to purchase 1,560,570 shares of its common stock to Woodforest. The Pre-Funded Warrant expires upon full exercise thereof and is exercisable at a nominal exercise price equal to $0.0001 per share.

Pursuant to the Settlement Agreement, the Credit Agreement, the Guaranty dated November 1, 2021 and the other Loan Documents (each as defined in the Credit Agreement) were terminated and Woodforest released the Company and iBio CDMO from any and all claims, debts, liabilities or causes of action it may have against them prior to May 31, 2024, and the Company and iBio CDMO released Woodforest and its related parties from any and all claims, debts, liabilities or causes of action it may have against them prior to May 31, 2024.

During the fiscal year ended June 30, 2024, the Company recorded an additional fixed asset impairment charge of $3.1 million, a loss on the sale of the Facility of approximately $4.8 million and a gain on the extinguishment of debt of approximately $0.8 million in discontinued operations. (See Note 5 – Financial Instruments, Note 10 – Fixed Assets and Note 12 – Debt for more information.)

The results of iBio CDMO's operations ceased in the fiscal year ended June 30, 2024 and were reported as discontinued operations for the year ended June 30, 2024. No assets or liabilities associated with the discontinued operations of the CDMO remained on the balance sheet as of June 30, 2024. The Company had chosen not to segregate the cash flows of iBio CDMO in the consolidated statement of cash flow for the year ended June 30, 2024 and accordingly, supplemental disclosures related to discontinued operations for the statements of cash flows have been provided below. Unless noted otherwise, discussion in the Notes to the Consolidated Financial Statements refers to the Company's continuing operations.

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the loss from discontinued operations presented separately in the condensed consolidated statements of operations and comprehensive loss (in thousands):

Three Months Ended
September 30, 2023
Operating expenses:
General and administrative	364
Gain on sale of fixed assets	(50)
Total operating expenses	314

Other expenses:
Interest expense - term note payable	(358)
Total other expenses	(358)

Loss from discontinued operations	$(672)

The following table presents the supplemental disclosures related to discontinued operations for the condensed consolidated statements of cash flows (in thousands):

Three Months Ended
September 30, 2023
Amortization of finance lease right-of-use assets	$2

Supplemental cash flow information:
Cash paid during the period for interest	174

4.   Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K/A for the year ended June 30, 2024.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include liquidity assertions, the valuation of intellectual property and fixed assets held for sale, the incremental borrowing rate utilized in the finance and operating lease calculations, legal and contractual contingencies, the valuation of the pre-funded warrants issued related to the extinguishment of the Term Loan and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on its estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. At September 30, 2024 and June 30, 2024, the Company determined that an allowance for credit losses was not needed. The Company had accounts receivable of $0 at June 30, 2023.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At September 30, 2024 and June 30, 2024, the Company had no credit loss provisions.

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

No revenue was recognized for the three months ended September 30, 2024. Revenue in the amount of $50,000 was recognized from a non-refundable upfront license fee for the three months ended September 30, 2023.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At September 30, 2024 and June 30, 2024, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At September 30, 2024, June 30, 2024 and June 30, 2023 contract liabilities were $400,000, $200,000 and $0, respectively.

Leases

The Company accounts for leases under the guidance of ASC 842, Leases (“ASC 842”). The standard established a right-of-use (“ROU”) model requiring a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classified as either an operating or finance lease. The adoption of ASC 842 had a significant effect on the Company’s balance sheet, resulting in an increase in noncurrent assets and both current and noncurrent liabilities.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 2024 and June 30, 2024 consisted of money market accounts. Restricted cash at September 30, 2024 includes a letter of credit obtained related to the San Diego operating lease (see Note 14 – Operating Lease Obligations) and a Company purchasing card. The Company’s bank requires an additional 5% collateral held above the actual letters of credit issued for the San Diego lease and Company purchasing card. Restricted cash was approximately $0.2 million and $0.2 million at September 30, 2024 and June 30, 2024, respectively.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	September 30,	June 30,
	2024	2024
Cash and equivalents	$11,038	$14,210
Collateral held for letter of credit - San Diego lease	198	198
Collateral held for Company purchasing card	25	17
Total cash, cash equivalents and restricted cash	$11,261	$14,425

The collateral held for the letters of credit for the San Diego lease and the Company purchasing card are classified as long-term on the condensed consolidated balance sheets at Septembe 30, 2024 and June 30, 2024.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Research and development expense was reported in continuing operations for the three months ended September 30, 2024 and 2023. No research and development expense was reported in discontinued operations for the three months ended September 30, 2024 and 2023.

Right-of-Use Assets

Assets held under the terms of finance (capital) leases are amortized on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under finance (capital) leases are shown within liabilities and are analyzed between amounts falling due within and after one year. See Note 8 – Finance Lease ROU Assets and Note 13 – Finance Lease Obligations for additional information.

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

See Note 10 – Fixed Assets for additional information.

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

See Note 11 – Intangible Assets for additional information.

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

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At September 30, 2024 and June 30, 2024, amounts in excess of insured limits were approximately $496,000 and $664,000, respectively.

Revenue

During the three months ended September 30, 2024, the Company reported no revenue from continuing operations and discontinued operations. During the three months ended September 30, 2023, the Company reported license revenue from one research collaborator in continuing operations and no revenue in discontinued operations.

Segment Reporting

The Company operates as one reportable segment, which is that of a preclinical stage biotechnology company leveraging AI and ML for the development of hard-to-drug precision antibodies. In accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting (“Segment Reporting”), the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under Segment Reporting due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by Segment Reporting can be found in the accompanying consolidated financial statements.

Recently Adopted Accounting Pronouncements

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The adoption of ASU 2023-07 did not have a significant impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB ASC. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The ASU has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU will be effective for public companies for annual periods beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 will have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

5.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and term promissory note payable in the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2024 and June 30, 2024 due to their short-term nature. The carrying value of the promissory note receivable, equipment financing payable and finance lease obligations approximated fair value as of September 30, 2024 and June 30, 2024 as the interest rates related to the financial instruments approximated market.

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

6. Significant Transactions

Otsuka

On February 25, 2024, the Company entered into the PD-1 Purchase Agreement with Otsuka pursuant to which the Company sold and assigned to Otsuka, and Otsuka purchased and assumed, all intellectual property rights directly related to the Company’s PD-1 Assets developed or held for development. The Company received an upfront payment of $1.0 million in cash at closing which is reported as a gain in the fiscal year ended June 30, 2024.  The Company will also be eligible to receive additional contingent cash payments totaling up to $52.5 million upon the achievement of certain pre-specified clinical development and commercial milestones. The Company will recognize the potential milestone payments at the earlier of when the contingent consideration is realized or is realizable.

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

The Purchase and Sale Agreement

On November 1, 2021, the Purchaser entered into a purchase and sale agreement (the “PSA”) with the Seller pursuant to which: (i) the Seller sold to Purchaser all of its rights, title and interest as the tenant in the Ground Lease Agreement that it entered into with Texas A&M (the “Landlord’’) related to the land at which the Facility is located together with all improvements pertaining thereto (the “Ground Lease Property”), which previously had been the subject of the Sublease; (ii) the Seller sold to Purchaser all of its rights, title and interest to any tangible personal property owned by Seller and located on the Ground Lease Property including the Facility; (iii) the Seller sold to Purchaser all of its rights, title and interest to all licensed, permits and authorization for use of the Ground Lease Property; and (iv) College Station and iBio CDMO terminated the Sublease. The total purchase price for the Ground Lease Property, the termination of the Sublease and other agreements among the parties, and the equity described below is $28,750,000, which was paid $28,000,000 in cash and by the issuance to Seller of warrants (the “Warrant”) described below. As part of the transaction, iBio CDMO became the tenant under the Ground Lease Agreement for the Ground Lease Property until 2060 upon exercise of available extensions. The base rent payable under the Ground Lease Agreement, which was $151,450 for the prior year, is 6.5% of the Fair Market Value (as defined in the Ground Lease Agreement) of the land. The Ground Lease Agreement included various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature.

As discussed above, iBio CDMO is being accounted for as a discontinued operation.  In the fiscal year ended June 30, 2024, the assets acquired were sold and the asset lease was terminated. These assets were classified as assets held for sale on the June 30, 2023 consolidated balance sheet.

The Credit Agreement

In connection with the PSA, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan to purchase the Facility (the “Term Loan”), which Term Loan was evidenced by a term note (the “Term Note”). The Term Loan was advanced in full on the closing date. See Note 12 – Debt for further information of the Term Loan.

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
$1,342,000

In addition, the Company assumed three equipment leases that were accounted for as finance leases totaling approximately $814,000. See Note 8 – Finance Lease ROU Assets and Note 13 – Finance Lease Obligations.

Former CEO Departure

Effective December 1, 2022, the Company and Mr. Thomas F. Isett, the former Chief Executive Officer (the “CEO”) and former Chairman of the Board, agreed for Mr. Isett to resign as a member of the Board and relinquish his duties, rights and obligations as the CEO of the Company.

Separation Agreement and General Release

In connection with Mr. Isett’s resignation, the Company entered into a separation agreement and general release with Mr. Isett effective December 1, 2022 (the “Agreement”).  Pursuant to the Agreement, Mr. Isett resigned as CEO of the Company effective December 1, 2022, and remained an employee of the Company until December 31, 2022, on which date his employment with the Company terminated. Following Mr. Isett’s termination of employment with the Company, pursuant to the Agreement, Mr. Isett receives the severance benefits set forth in his employment agreement, as previously disclosed by the Company, including (i) an amount equal to his base salary in equal bi-monthly installments for twenty-four (24) months; (ii) an amount equal to a pro rata share of his target bonus for fiscal year 2023; (iii) an amount equal to the target bonus in equal bi-monthly installments for the twenty-four (24) month severance period and (iv) provided that he elects continuation coverage for health insurance under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), the Company will pay the full cost of this benefit for up to eighteen (18) months, or if he has not obtained alternative employer-provided health coverage by the end of the eighteen (18) month COBRA subsidy period, the Company will provide him with a lump-sum cash payment equal to six (6) times the monthly amount paid by the Company for the COBRA subsidy.  The Agreement includes a general release of claims by Mr. Isett. The Company accrued approximately $2.13 million to general and administrative expenses in the second quarter of fiscal year 2023. As of September 30, 2024, approximately $0.3 million is recorded in accrued expenses on the condensed consolidated balance sheets.

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

On August 29, 2024, the Company received a payment from Safi of approximately $713,000 for all interest owed and approximately $419,000 for a partial payment on the outstanding principal on the Note.

For the three months ended September 30, 2024 and 2023, interest income amounted to $19,000 and $22,000, respectively. As of September 30, 2024 the Note balance and accrued interest, which have been classified as long term, totaled $1,101,000.  At June 30, 2024, $713,000 was reported in current assets and $1,081,000 classified as long term.

8.   Finance Lease ROU Assets

The Company assumed three equipment leases in September 2022 as part of the RubrYc asset acquisition (see Note 6 – Significant Transactions).

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	September 30,	June 30,
	2024	2024
ROU - Equipment	$814	$814
Accumulated amortization	(543)	(475)
Net finance lease ROU assets	$271	$339

Amortization of finance lease ROU assets was approximately $68,000 and $68,000 for the three months ended September 30, 2024 and 2023, respectively.

9.   Operating Lease ROU Assets

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California (the “San Diego Lease”).  Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000.  The net carrying amount of this ROU operating lease asset was $2,317,000 and $2,401,000 at September 30, 2024 and June 30, 2024, respectively. See Note 14 - Operating Lease Obligations for additional information.

Bryan, Texas

On November 1, 2021, iBio CDMO acquired the Facility and became the tenant under the Ground Lease Agreement upon which the Facility is located. This lease was terminated on May 31, 2024.

10.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	September 30,	June 30,
	2024	2024

Building and improvements	$695	$695
Machinery and equipment	3,545	3,545
Office equipment and software	403	403
	4,643	4,643
Accumulated depreciation	(1,132)	(1,011)
Net fixed assets	$3,511	$3,632

Depreciation expense reported in continuing operations was approximately $120,000 and $165,000 for the three months ended September 30, 2024 and 2023.

11.   Intangible Assets

On August 23, 2021, the Company entered into a series of agreements with RubrYc (see Note 6 – Significant Transactions) whereby the Company in exchange for a $7.5 million investment in RubrYc, the Company acquired a worldwide exclusive license to certain antibodies that RubrYc develops under what it calls its RTX-003 campaign, which are promising immuno-oncology antibodies that bind to the CD25 protein without interfering with the IL-2 signaling pathway thereby potentially depleting T-regulatory (Tregs) cells while enhancing T effector (Teffs) cells and encouraging the immune system to attack cancer cells. The Company accounted for this license as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. In addition, the Company also received preferred shares and an option for future collaboration licenses.

On September 16, 2022, the Company entered into an asset purchase agreement with RubrYc pursuant to which it acquired substantially all of the assets of RubrYc. The assets acquired include the patented AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to CCR8, EGFRvIII, MUC16, CD3, and one additional immuno-oncology candidate.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	September 30,	June 30,
	2024	2024
Intellectual property – gross carrying value	$400	$400
Intellectual property – accumulated amortization	(40)	(35)
Total definite lived intangible assets, net of accumulated amortization	360	365

Intellectual property – indefinite lived	5,003	5,003

Total net intangible assets	$5,363	$5,368

Amortization expense was approximately $5,000 for the three month periods ended September 30, 2024 and 2023.

See Note 4 - Summary of Significant Accounting Policies and Note 5 – Financial Instruments and Fair Value Measurement for more information.

12.   Debt

The Credit Agreement

In connection with the PSA, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 Term Loan to purchase the Facility, which Term Loan was evidenced by the Term Note (for a complete description of the Transaction please see Note 6 – Significant Transactions). The Term Loan was advanced in full on the closing date. The Term Loan bore interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest was payable monthly beginning November 5, 2021. Principal on the Term Loan was originally payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provided that it may be prepaid by iBio CDMO at any time and provided for mandatory prepayment upon certain circumstances.

Throughout the term of the Term Loan, the Company and Woodforest entered into amendments which, among other things, amended the maturity date, interest rate and liquidity covenant. (Refer to the Company’s Annual Report for more information.)

On May 17, 2024, iBio CDMO, the Company and Woodforest entered into the Settlement Agreement which provided that iBio CDMO pay to Woodforest the proceeds of the sale of the Property under the 2024 Purchase and Sale Agreement when received, determine in consultation with Woodforest the Indebtedness Deficiency Amount and thereafter the Company issued to Woodforest upon receipt of NYSE American LLC approval a Pre-Funded Warrant that expires upon full exercise thereof and is exercisable at a nominal exercise price equal to $0.0001 per share for 1,560,570 shares of the Company’s common stock which equals the $4,499,124.88 Indebtedness Deficiency Amount divided by $2.883 (the greater of the book value or the market value of the Company’s common stock at the time the Settlement Agreement was executed). Pursuant to the Settlement Agreement, upon the closing of the sale of the Property under the Purchase and Sale Agreement, Woodforest would purchase the Pre-Funded Warrant in satisfaction of the Indebtedness Deficiency Amount, Woodforest would release the Company and iBio CDMO from any and all claims, debts, liabilities or causes of action it may have against them prior to such date, and the Company and iBio CDMO will release Woodforest and its related parties from any and all claims, debts, liabilities or causes of action it may have against them prior to such date.

On May 31, 2024, in accordance with the terms of the Settlement Agreement entered into on May 17, 2024 with Woodforest in consideration of the payment in full of all Obligations (as such term is defined under the Credit Agreement) (a) iBio CDMO paid to Woodforest (i) $8,500,000, which it received from the sale of the Property under the 2024 Purchase and Sale Agreement, and (ii) approximately $915,000 from restricted cash which had previously been held by Woodforest, and (b) the Company issued Pre-Funded Warrant to purchase 1,560,570 shares of its common stock to Woodforest exercisable at a nominal exercise price equal to $0.0001 per share.

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

At September 30, 2024 and June 30, 2024, the balance of the Term Loan was $0.

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research site. The financing is payable in monthly installments of $16,230 through October 2025. At September 30, 2024, the balance owed under the financing was $198,000. Interest incurred under the financing for the three months ended September 30, 2024 and 2023 totaled approximately $6,000 and $10,000, respectively.

Future minimum payments under the equipment financing obligation are due as follows (in thousands):

Fiscal period ending on September 30:	Principal	Interest	Total
2025	$182	$12	$194
2026	16	—	16

Total minimum equipment financing payments	198	$12	$210
Less: current portion	(182)
Long-term portion of minimum equipment financing obligation	$16

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

The financing is payable in monthly installments of $30,710 through December 2025 and a balloon payment of $652,060 in January 2026. At September 30, 2024, the balance owed under the financing was $933,000. Interest incurred under the financing for the three months ended September 30, 2024 totaled approximately $41,000.

Future minimum payments under the term promissory note obligation are due as follows (in thousands):

Fiscal period ending on September 30:	Principal	Interest	Total
2025	$227	$141	$368
2026	706	38	744

Total minimum term promissory note payments	933	$179	$1,112
Less: current portion	(227)
Long-term portion of minimum term promissory note obligation	$706

Insurance Premium Financing

On October 30, 2023, the Company entered into an insurance premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., whereby approximately $597,000 was borrowed over ten months at an imputed interest rate of 8.5%. The financing is payable in monthly installments of $62,095 through August 2024.  At September 30, 2024, the balance owed under the financing was $0. Interest incurred under the financing for the three months ended September 30, 2024 totaled approximately $1,000.

13.   Finance Lease Obligations

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

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2024	2023
Finance lease cost:
Amortization of ROU assets	$68	$68
Interest on lease liabilities	8	14
Total lease cost	$76	$82

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$72	$66

	September 30,		June 30,
	2024		2024
Finance lease ROU assets	$271		$339
Finance lease obligation - current portion	$279		$299
Finance lease obligation - noncurrent portion	$—		$53
Weighted-average remaining lease term - finance lease	0.92	years	1.17	years
Weighted-average discount rate - finance lease obligation	9.50%		9.50%

Future minimum payments under the finance lease obligation are as follows (in thousands):

Fiscal year ending on September 30:	Principal	Interest	Total
2025	$279	$14	$293

Total minimum lease payments	279	$14	$293
Less: current portion	(279)
Long-term portion of minimum lease obligations	$—

14.   Operating Lease Obligation

San Diego

On September 10, 2021, the Company entered into a lease for 11,383 square feet of space in San Diego, California.  Terms of the lease include the following:

●	The length of term of the lease is 88 months from the lease commencement date (as defined).
●	The lease commencement date is September 16, 2022.
●	The monthly rent for the first year of the lease is $51,223 and increases approximately 3% per year.
●	The lease provides for a base rent abatement for months two through five in the first year of the lease.
●	The landlord provided a tenant improvement allowance of $81,860 to be used for improvements as specified in the lease.
●	The Company is responsible for other expenses such as electric, janitorial, etc.
●	The Company opened an irrevocable letter of credit in the amount of $188,844 in favor of the landlord. The letter of credit expires on October 8, 2025 and renews annually as required.

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

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2024	2023
Operating lease cost:	$141	$141
Total lease cost	$141	$141

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$141	$141
Operating cash flows from operating lease obligation	$160	$155

Future minimum payments under the operating lease obligation are as follows (in thousands):

Fiscal year ending on September 30:	Principal	Imputed Interest	Total
2025	$449	$204	$653
2026	504	170	674
2027	561	132	693
2028	626	89	715
2029	694	42	736
Thereafter	187	2	189

Total minimum lease payments	3,021	$639	$3,660
Less: current portion	(449)
Long-term portion of minimum lease obligation	$2,572

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

Series 2022 Convertible Preferred Stock (“Series 2022 Preferred”)

On May 9, 2022, the Board of the Company created the Series 2022 Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Each share of Series 2022 Preferred was convertible at a ratio of one-for-one (1:1) shares of the Common Stock on a pre-split basis. No Series 2022 Preferred shares are issued and outstanding as of September 30, 2024 and June 30, 2024

Common Stock

The number of authorized shares of the Company’s Common Stock is 275 million.

Reverse Stock Split

On November 27, 2023, the stockholders of the Company approved a proposal at the Company’s 2023 Annual Meeting of Stockholders (the “Annual Meeting”) to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s Common Stock, at a ratio between 1-for-5 to 1-for-20, with the ratio within such range to be determined at the discretion of the Company’s Board, without reducing the authorized number of shares of Common Stock. Following the Annual Meeting, the Board approved a final split ratio of 1-for-20 (1:20). Following such approval, on November 28, 2023, the Company filed an Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the 2023 reverse stock split, with an effective time of 12:01 a.m. Eastern Time on November 29, 2023. As a result of the 1:20 2023 Reverse Stock Split, each twenty (20) pre-split shares of Common Stock outstanding automatically combined into one (1) new share of Common Stock without any action on the part of the holders. No fractional shares were issued in connection with the 2023 Reverse Stock Split. In lieu of fractional shares, any person who would otherwise be entitled to a fractional share of Common Stock as a result of the reclassification and combination following the effective time of the 2023 Reverse Stock Split (after taking into account all fractional shares of Common Stock otherwise issuable to such holder) were entitled to receive a cash payment equal to the number of shares of the Common Stock held by such stockholder before the 2023 Reverse Stock Split that would otherwise have been exchanged for such fractional share interest multiplied by the average closing sales price of the Common Stock as reported on the NYSE American for the ten days preceding November 29, 2023.

Recent issuances of Common Stock include the following:

Cantor Fitzgerald Underwriting

On November 25, 2020, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of Common Stock, from time to time, through an “at-the-market offering” program having an aggregate offering price of up to $100 million through which Cantor Fitzgerald would act as sales agent.  During the three months ended September 30, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 170,989 shares of Common Stock.  The Company received net proceeds of approximately $1.7 million.

In the fiscal year ended June 30, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 289,144 shares of Common Stock. The Company received net proceeds of approximately $6.4 million during the fiscal year ended June 30, 2023 and held a subscription receivable for $204,000 at June 30, 2023 for proceeds received on July 6, 2023. The Sales Agreement was terminated and there were no sales of Common Stock during the first quarter of fiscal year 2025.

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

Lincoln Park Stock Purchase Agreement

On August 4, 2023, the Company entered into a purchase agreement, dated as of August 4, 2023 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, under the terms and subject to the satisfaction of specified conditions set forth therein, the Company could have sold to Lincoln Park up to $10.0 million (subject to certain limitations) of Common Stock, from time to time during the term of the Purchase Agreement. Additionally, on August 4, 2023, the Company entered into a registration rights agreement, dated as of August 4, 2023 (the “Registration Rights Agreement”), with Lincoln Park, pursuant to which it agreed to file a registration statement with the SEC, to register under the Securities Act of 1933, as amended (the “Securities Act”), the resale by Lincoln Park of shares of Common Stock that have been or may be issued and sold by the Company to Lincoln Park under the Purchase Agreement. The Company could not sell any shares of Common Stock to Lincoln Park under the Purchase Agreement unless all of the conditions to Lincoln Park’s purchase obligation set forth in the Purchase Agreement were met, including that the resale registration statement that the Company is required to file with the SEC under the Registration Rights Agreement is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC (the date on which all of such conditions are satisfied, the “Commencement Date”).  The registration statement was declared effective on August 11, 2023.

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

As consideration for Lincoln Park’s commitment to purchase shares of Common Stock at the Company’s direction pursuant to the Purchase Agreement, the Company issued 10,573 shares of Common Stock to Lincoln Park as commitment shares (the “Initial Commitment Shares”) and agreed to issue 10,573 additional shares of Common Stock to Lincoln Park as commitment shares (the “Additional Commitment Shares” and, collectively with the Initial Commitment Shares, the “Commitment Shares”) at such time as the Company had received an aggregate of $5 million in cash proceeds from Lincoln Park from sales of Common Stock to Lincoln Park, if any, that it elects, in its sole discretion, to make from time to time from and after the Commencement Date, pursuant to the Purchase Agreement.

During the fiscal year ended June 30, 2024, the Company sold 202,595 shares of Common Stock under the Purchase Agreement and received approximately $1.3 million in proceeds. No shares remain available for sale under the registration statement at September 30, 2024.

Securities Purchase Agreement

On December 7, 2023, the Company closed a public offering (the “2023 Offering”) after it entered into a securities purchase agreement, dated December 5, 2023 (the “Securities Purchase Agreement”) with certain purchasers identified on the signature pages of the Securities Purchase Agreement, pursuant to which the Company sold, in the 2023 Offering, (i) 600,000 Shares of the Company’s Common Stock, (ii) 1,650,000 pre-funded warrants (the “2023 Pre-Funded Warrants”) exercisable for an aggregate of 1,650,000 shares of Common Stock, (iii) 2,250,000 Series C common warrants (the “Series C Common Warrants”) exercisable for an aggregate of 2,250,000 shares of Common Stock, and (iv) 2,250,000 Series D common warrants (the “Series D Common Warrants,” and together with the Series C Common Warrants, the “Common Warrants”) exercisable for an aggregate of 2,250,000 shares of Common Stock. The 2023 Offering closed on December 7, 2023. The combined purchase price of each share of Common Stock and the accompanying Common Warrants was $2.00 (the “Offering Price”). A.G.P./Alliance Global Partners (“A.G.P.”) acted as lead placement agent, and Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”), acted as co-placement agent (A.G.P. and Brookline are referred to herein, collectively, as the “Placement Agents”) for the 2023 Offering.

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

The Company received net proceeds of approximately $4 million in the 2023 Offering after deducting commissions and other issuance costs. Approximately $369,000 of issuance costs are reported in accrued expenses in the condensed consolidated balance sheet at September 30, 2024.

Securities Purchase Agreement and Warrants

On March 26, 2024, the Company entered into a securities purchase agreement (the “2024 Securities Purchase Agreement”) with several institutional investors and an accredited investor (the “Securities Purchasers”) for the issuance and sale in a private placement (the “Private Placement”) of the following securities for gross proceeds of approximately $15.1 million: (i) 2,701,315 shares of the Company’s Common Stock, (ii) pre-funded warrants (the “2024 Pre-Funded Warrants”) to purchase up to 2,585,963 shares of the Company’s Common Stock at an exercise price of $0.0001 per share, and (iii) Series E Common Stock purchase warrants (the “Series E Warrants”) to purchase up to 5,287,278 shares of the Company’s Common Stock at an exercise price of $2.64 per share. The Series E Warrants are exercisable at any time after the six-month anniversary of their issuance (the “Initial Exercise Date”) at an exercise price of $2.64 per share and have a term of exercise equal to five years from the date of issuance. The combined purchase price for one share of Common Stock and the accompanying Series E Warrant was $2.85 and the purchase price for one pre-funded warrant and the accompanying Series E Warrant was $2.849.

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

The 2024 Pre-Funded Warrants are exercisable at any time after their original issuance, subject to the beneficial ownership limitation (as described above) and will not expire until exercised in full. The exercise price and number of shares of Common Stock issuable upon exercise of the 2024 Pre-Funded Warrants and Series E Warrants are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting the Company’s Common Stock and the exercise price.

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

Pursuant to the 2024 Securities Purchase Agreement, the Company agreed to prepare and file a registration statement with the SEC registering the resale of the shares of Common Stock issued to the Securities Purchasers in the Private Placement and the shares underlying the 2024 Pre-Funded Warrants and the Series E Warrants no later than 60 days after the date of the 2024 Securities Purchase Agreement (the “Filing Date”), to use its commercially reasonable efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event not more than 75 days following the date of the 2024 Securities Purchase Agreement (or 90 days following the date of the 2024 Securities Purchase Agreement in the event of a “full review” by the SEC) (the “Effectiveness Date”), and to keep such registration statement effective at all times for a one year period after the closing date provided that the Company will have the right to suspend the registration statement for a period of fifteen (15) days during such one year period without being in breach. The registration statement was filed with the SEC on April 16, 2024 and declared effective by the SEC on April 24, 2024.

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

Pursuant to the terms of the 2024 Securities Purchase Agreement, the Company was prohibited from entering into any agreement to issue or announcing the issuance or proposed issuance of any shares of Common Stock or securities convertible or exercisable into Common Stock for a period commencing on March 26, 2024, and expiring 60 days from the Effective Date (as defined in the 2024 Securities Purchase Agreement). Furthermore, the Company is also prohibited from entering into any agreement to issue Common Stock or Common Stock Equivalents (as defined in the 2024 Securities Purchase Agreement) involving a Variable Rate Transaction (as defined in the 2024 Securities Purchase Agreement), subject to certain exceptions, for a period commencing on March 26, 2024 and expiring one year from such Effective Date (as defined in the 2024 Securities Purchase Agreement); provided that sixty (60) days after the Effective Date entering into an at-the-market facility shall not be deemed a Variable Rate Transaction.

Vesting of Restricted Stock Units “RSUs”

During the first quarter of fiscal year 2025, RSUs for 12,219 shares of Common Stock were vested.

Warrants

Bryan Capital

On November 1, 2021, the Company issued to Bryan Capital a Warrant to purchase 2,579 shares of the Common Stock of the Company at an exercise price of $665 per share. The Warrant expires October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits.

Wainwright

As discussed above, the Company issued various warrants with the following terms:

●	2022 Pre-Funded Warrants – Immediately exercisable at an exercise price of $0.001 per share. All of the 2022 Pre-Funded Warrants were exercised in December 2022.
●	Series A Warrants – Immediately exercisable at an exercise price of $20.80 per share for a term of five years.
●	Series B Warrants – Immediately exercisable at an exercise price of $20.80 per share for a term of two years.
●	Representative’s Warrants – Immediately exercisable at an exercise price of $26.00 per share for a term of five years.

During fiscal year 2023, 17,064 Series A Warrants and 89,059 Series B Warrants were exercised. The total proceeds from Series A and B Warrants exercised during the year ended June 30, 2023 was $2,207,000. No 2022 Warrants were exercised during the fiscal year ended June 30, 2024 or during the first quarter of fiscal year 2025.

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

A.G.P./Alliance Global Partners

On December 7, 2023, the Company, completed the 2023 Offering of (i) 600,000 shares of Common Stock, (ii) 1,650,000 2023 Pre-Funded Warrants exercisable for an aggregate of 1,650,000 shares of Common Stock, (iii) 2,250,000 Series C Common Warrants exercisable for an aggregate of 2,250,000 shares of Common Stock, and (iv) 2,250,000 Series D Common Warrants exercisable for an aggregate of 2,250,000 shares of Common Stock exercisable for an aggregate of 2,250,000 shares of Common Stock. The terms of the 2023 Pre-Funded Warrants, Series C Common Warrants and Series D Common Warrants were described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023, which description is incorporated by reference herein.

Each share of Common Stock and 2023 Pre-Funded Warrants, as applicable, was sold together with one Series C Common Warrant to purchase one share of Common Stock and one Series D Common Warrant to purchase one share of Common Stock. The combined purchase price of each share of Common Stock and the accompanying Common Warrants was the Offering Price and the combined purchase price of each 2023 Pre-Funded Warrant and the accompanying Common Warrants was $1.9999, which is equal to the combined purchase price per share of Common Stock and accompanying Common Warrants, minus the exercise price of each 2023 Pre-Funded Warrant of $0.0001. The Series C Common Warrants and the Series D Common Warrants have an exercise price of $2.00 per share and are immediately exercisable. The Series C Common Warrants will expire two (2) years from the date of issuance and the Series D Common Warrants will expire five (5) years from the date of issuance.

During the fiscal year ended June 30, 2024, 1,650,000 of 2023 Pre-Funded Warrants, 1,178,500 Series C Common Warrants and 1,053,500 Series D Common Warrants were exercised for proceeds of $4,464,000.

During the first quarter of fiscal year 2025, 1,000 Series C Common Warrants and 1,000 Series D Common Warrants were exercised for proceeds of $4,000.

Chardan Capital Markets

On April 1, 2024, the Company completed the Private Placement of (i) 2,701,315 shares of the Common Stock, (ii) 2024 Pre-Funded Warrants to purchase up to 2,585,963 shares of the Company’s Common Stock at an exercise price of $0.0001 per share, and (iii) Series E Warrants to purchase up to 5,287,278 shares of the Company’s Common Stock at an exercise price of $2.64 per share. The Series E Warrants are exercisable at any time after the Initial Exercise Date at an exercise price of $2.64 per share and have a term of exercise equal to five years from the date of issuance. The combined purchase price for one share of Common Stock and the accompanying Series E Warrant was $2.85 and the purchase price for one 2024 Pre-Funded Warrant and the accompanying Series E Warrant was $2.849.

No Series E Warrants were exercised during the first quarter of fiscal 2025.

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

	Three Months Ended
	September 30,
	2024	2023
Basic and diluted numerator:

Net loss from continuing operations	$(3,989)	$(5,074)

Net loss from discontinued operations	$—	$(672)

Net loss - total	$(3,989)	$(5,746)

Basic and diluted denominator:

Weighted-average common shares outstanding	8,633	1,198

Per share amount - continuing operations	$(0.46)	$(4.24)
Per share amount - discontinued operations	$—	$(0.56)
Per share amount - total	$(0.46)	$(4.80)

In Fiscal 2025 and Fiscal 2024, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of September 30, 2024 and 2023, shares issuable which could potentially dilute future earnings were as follows:

	September 30,
	2024	2023

	(in thousands)
Stock options	954	38
Restricted stock units	23	7
Warrants	12,125	293
Shares excluded from the calculation of diluted loss per share	13,102	338

17.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Research and development	$11	$53
General and administrative	404	709
Total	$415	$762

In addition, share-based compensation expense included in loss from discontinued operations totaled approximately $3,000 for the three months ended September 30, 2023.

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

Under the 2023 Plan, 41,900 common shares have been issued pursuant to past grants, 915,250 common shares are reserved for past grants, and the remaining 242,850 common shares are available for future grants as of September 30, 2024.

iBio, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”)

On December 9, 2020, the Company adopted the 2020 Plan for employees, officers, directors and external service providers. The total number of shares of Common Stock reserved under the 2020 Plan is 64,000 shares of Common Stock for issuance pursuant to the grant of new awards under the 2020 Plan. The 2020 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2020 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board of Directors and $1,500,000 for any non-executive chair of the Company’s Board of Directors should one be appointed. Notwithstanding the foregoing, the independent members of the Board may make exceptions to such limits in extraordinary circumstances. The term of the 2020 Plan will expire on the tenth anniversary of the date the Plan is approved by the stockholders.

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

Under the 2020 Plan, 23,229 common shares have been issued pursuant to past exercises, 26,635 common shares are reserved for past grants, and the remaining 14,136 common shares will no longer be available for future grants as of September 30, 2024.

Stock Option Issuances - 2023 Plan

During the first quarter of fiscal year 2025, the Company granted stock option agreements under the 2023 Plan to two employees to purchase 7,500 shares of the Common Stock at an exercise prices between $1.92 and $2.21 per share. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

Stock Option Issuance – Employment Inducement Grant

During the first quarter of fiscal year 2025, the Company granted an employment inducement option agreement to an employee to purchase 15,000 shares of the Common Stock at an exercise price of $1.81 per share. The option vest 25% after one year and then in equal quarterly installments over a 36-month period and expires on the tenth anniversary of the grant date.

Stock Option Issuance – Professional Service Fee Grant

During the first quarter of fiscal year 2025, the Company granted a stock option agreement to a professional service vendor to purchase 20,000 shares of the Common Stock at an exercise price of $1.83 per share.  The option vests in equal quarterly installments over twelve months and expires on the fith anniversary of the grant date.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Weighted-average risk-free interest rate	3.57% - 4.17%
Dividend yield	0%
Volatility	247.86% - 248.81%
Expected term (in years)	5

RSUs

No RSUs were granted during the first quarter of fiscal year 2025.

18.   Income Taxes

The Company recorded no income tax expense for the three and nine months ended September 33, 2024 and 2023 because the estimated annual effective tax rate was zero. As of September 30, 2024, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

19.   Employee 401(k) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(k) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended September 30, 2024 and 2023, employer contributions made to the Plan totaled approximately $35,000 and $52,000, respectively. In addition, employer contributions included in loss from discontinued operations totaled approximately $10,000 for the three months ended September 30, 2023.

20.   Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date through November 12, 2024, the date these financial statements are available to be issued. During this period, there were no material subsequent events requiring disclosure except as discussed below.

Vesting of RSUs

During the second quarter of fiscal year 2025, RSUs for 11,575 shares of Common Stock were vested.

2024 Pre-Funded Warrants Exercise

During the second quarter of fiscal year 2025, one of the Securities Purchasers of the 2024 Securities Purchase Agreement exercised 500,000 of the 2024 Pre-Funded Warrants for proceeds of $50.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the SEC on September 20, 2024, as amended on September 24, 2024 (the “Annual Report”). Unless the context requires otherwise, references in this Report to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

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

Overview

iBio, Inc. (“iBio,” “we,” “us,” or “our”) is a preclinical stage biotechnology company leveraging the power of Artificial Intelligence (AI) for the development of hard-to-drug precision antibodies. Our core mission is to harness the potential of AI and machine learning (ML) to unveil elusive biologics that stand out and have evaded other scientists. Through our innovative platform, we champion a culture of innovation by identifying novel targets, forging strategic collaborations to enhance efficiency, diversify pipelines, and with the goal of accelerating preclinical processes.  Our proprietary technology stack is designed to minimize downstream development risks by employing AI-guided epitope-steering and monoclonal antibody (mAb) optimization.

Our groundbreaking EngageTx™ technology enables us to target bi-specific molecules. With the ability to navigate sequence diversity and promote Human-Cyno cross reactivity while mitigating cytokine release, our goal is to enhance agility and bolster preclinical safety assessments.  Another key feature of our technology stack is our ShieldTx™  masking technology in order to keep antibodies inactive until they reach diseased tissue, where the masks are removed, and the antibodies are activated, all with the goal of broadening the therapeutic window, potentially improving efficacy and safety of treatments.

Our strategic approach to fulfilling our mission is outlined as follows:

●	Further develop and expand the our technology stack: We are continuously expanding and developing our technology stack to tackle current challenges in antibody discovery.
o	Current challenges in antibody discovery: Key challenges in today’s antibody discovery techniques include:
◾	A limited number of drug targets that can be pursued with traditional antibody discovery techniques.
◾	Lack of antibodies with complex mechanisms of action.
◾	Safety concerns for antibodies against widely expressed targets.
◾	Significant time required to optimize antibody leads.
◾	Lack of early assessment of the developability of antibodies.
o	Our technology platform addresses current challenges in antibody discovery: Our epitope steering technology allows the precise targeting of antibodies against hard-to-drug proteins and challenging target epitopes. This is believed to unlock a vast novel target space and enable the targeting of newly identified epitopes on well-validated proteins for best-in-class drug development. While the vast majority of approved antibodies function by disrupting protein-protein interactions, the discovery of antibodies with more complex mechanisms has been challenging. Our ability to steer antibodies towards agonistic or cell-activating epitopes, or epitopes that lock protein complexes in certain active or inactive conformations, is believed to enable the creation of antibodies with a wide variety of complex modes of action.

Although bispecific antibodies and antibody-drug conjugates have proven to be highly efficacious, they have also raised safety concerns. Our ShieldTx technology is an integrated part of the discovery process, designed to allow antibodies to be masked and rendered inactive until they reach the intended tissue (e.g., a tumor), where the mask is removed and the antibody is activated. ShieldTx is believed to have the capability of reducing or eliminating adverse effects stemming from off-target tissue effects, increase the probability of success in identifying a fitting mask, and reduce development time.

Lastly, our StableHu technology, coupled with mammalian display technology, has been shown in pre-clinical studies to allow for the reduction of lead optimization times by utilizing single-shot multi-dimensional optimization techniques. This also improves the developability of lead antibodies early in the discovery process.

●	Capital efficient business approach: Our strategic business approach is structured around the following pillars of value creation:

o	Strategic Collaborations: We have leveraged our platform and pipeline by forming strategic partnerships. We aim to become the preferred partner for pharmaceutical and biotechnology companies seeking rapid and cost-effective integration of complex molecules into their portfolios, de-risking their early-stage pre-clinical work. Additionally, rich array of fast follower immune-oncology molecules within the Company’s pre-clinical pipeline holds the potential to drive substantial partnerships, opening doors to innovative projects. By tapping into our infrastructure and expertise, partners have the potential to streamline timelines, reduce costs tied to biologic drug discovery applications and cell line process development, and expedite preclinical programs with efficiency.
o	Developing and advancing our in-house programs cost effectively: Clinical advancement is crucial for drug discovery. As we continue to develop our existing immune-oncology pre-clinical pipeline, we are also seeking strategic partners with the capabilities to more rapidly advance these programs towards the clinic. We also continue to assess our option rights to license three of the four assets under the collaboration with AstralBio to expand our pre-clinical pipeline into obesity and cardiometabolic programs and with the goal to become a clinical stage company.
o	Tech Licensing in Diverse Therapeutic Areas: In pursuit of adding value, we are exploring partnerships in diverse therapeutic domains such as CNS or vaccines. Our intention is to license our AI tech stack, extending its benefits to our partners and amplifying its biological impact and insights. This strategic approach enables us to capitalize on the value of our meticulously curated data while empowering collaborations and innovations, while at the same time allowing us to focus on both the platform and our core therapeutic areas, metabolic diseases and oncology.
●	Focused Investment in advancing the platform: We maintain a focused commitment to invest in our platform, continually unlocking the potential of biology through AI and ML. The pinnacle of being on the forefront of ML advancing algorithms, and models in order to improve its predictive power and reduce the time it takes to find a viable molecule.

In essence, we believe that we are sculpting a future where cutting-edge AI-driven biotechnology propels the discovery of intricate biologics, fostering partnerships, accelerating innovation, and propelling the advancement of science.

AI Drug Discovery Platform

Overview

Our platform comprises of five key components, each playing a crucial role in the discovery and optimization of precision antibodies.

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

Collaborations and Partnerships

As noted above, one of the three pillars of value creation that structures of our strategic business approach are strategic collaborations and partnerships.  At the center of such pillar is our AI Discovery Platform.

In March 2024, we entered into a collaboration with AstralBio to discover and develop novel antibodies for obesity and other cardiometabolic diseases. As part of the collaboration, we granted an exclusive license to AstralBio of our AI-powered technology to identify and engineer four (4) targets for the treatment of obesity and cardiometabolic diseases, of which AstralBio may continue the pre-clinical development and deploy its proven drug development expertise to advance candidates to an Investigational New Drug (IND) application. We have the exclusive option to license three (3) obesity and cardiometabolic targets from AstralBio and as a result, we will receive the rights to develop, manufacture and commercialize those targets upon exercise. As a result of this collaboration, one of the first programs is initiating the development of an anti-myostatin antibody program focused on targeting the transforming growth factor beta (TGFb) superfamily for the treatment of muscle wasting and obesity. Upon mutual consent with AstralBio, we may also expand the collaboration to include additional targets in other fields.

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

Pipeline

We are currently in the process of building and advancing our preclinical pipeline by leveraging our technology stack focused on hard-to-drug targets and molecules offering differentiation in both in obesity and cardiometabolic disease space, as well as immune-oncology.  As we continue to leverage our technology stack and develop our existing immune-oncology pre-clinical pipeline, we are also seeking strategic partners with the capabilities to more rapidly advance these programs towards the clinic.  We also continue to assess our option rights to license three of the four assets under the AstralBio collaboration to add obesity and cardiometabolic programs into our pre-clinical pipeline.  Under this strategic collaboration with AstraBio, it affords us the opportunity to expand pipeline and build a presence in the cardiometabolic disease space.

Therapeutics

Obesity/Cardiometabolic Diseases

Anti-Myostatin Antibody

Through our discovery collaboration with AstralBio, we are using our StableHu and mammalian display technology to discover and identify antibodies against myostatin, the first of four targets for the treatment of obesity and cardiometabolic diseases.  This initial campaign’s goal is to design antibodies preventing it from binding to the myostatin receptor and which are differentiated against competitor anti-myostatin antibodies. Pharmacological intervention targeting myostatin can be achieved by either blocking myostatin from interacting with its receptor or by targeting the receptor directly.  The discovery campaign will be designed to, among other goals, optimize potency, specificity, developability and half-life of novel molecules.

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

In November 2024, we have completed an initial manufacturing run of non-cGMP material of our lead molecule in order to complete the initial dosing within an in vivo non-human primate (NHP) study with potential early readouts in early calander 2025.

Immuno-Oncology

IBIO-101

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

We have progressed IBIO-101 to the IND-enabling phase and entrusted its Chemistry, Manufacturing, and Controls (CMC) development to a Contract Research Organization (CRO). In the initial stages of this process, IBIO-101 has exhibited promising attributes for CMC progression. Notably, we've pinpointed optimal cell lines for master cell bank creation and have set in place a CMC methodology to produce IBIO-101 in compliance with current Good Manufacturing Practice, or cGMP, standards.

An anti-CD25 antibody, such as IBIO-101, could be applicable in a number of indications including solid tumors, leukemia, and potentially additional orphan diseases.  The Company continues to review the IL-2 sparing anti-CD25 antibody program, IBIO-101, including evaluating whether it can be utilized in certain orphan diseases. If such evaluation is promising, the Company will determine whether to initiate discussions with FDA before the end of calendar year 2025 to outline a potential clinical pathway for the program.

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

Using our patented epitope steering AI platform, our innovative approach to this challenge allows our new mAbs to bind to a specific region of MUC16 that is not shed or glycosylated, circumventing both tumor evasion mechanisms and potentially providing a powerful tool in the fight against cancer.  During its immunization and screening campaign, we identified several hits that specifically bound to the non-shed region of MUC16 while no binding to the shed fragment of MUC16 was observed.  Establishing antibodies with the ability to bind to a recombinant version of their target protein represents a vital initial step in the validation process.  However, it's crucial to ensure such antibodies maintain their binding affinity in a whole cell context, specifically when the target protein is expressed on a cell's surface. To best predict therapeutic efficacy, it's recommended to utilize tumor cells as a means to demonstrate and confirm this cell binding capability. During pre-clinical studies, our lead MUC16 molecule has demonstrated binding to MUC16 on OVCAR-3 ovarian cancer cells.

Another critical step in antibody optimization is the humanization of molecules originally raised in mice or other species. Humanization efforts of antibodies carry the risk of, among other things, losing binding strength. After engineering the leading MUC16 molecule with a fully human framework, our MUC16 molecule retained potent binding to the engineered epitope and maintained binding to human OVCAR-3 ovarian cancer cells.

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

Recent Developments

Brenner Amended and Restated Employment Agreement

On July 23, 2024, we entered into an amended and restated employment agreement (the “Restated Brenner Employment Agreement”), effective as of July 1, 2024 with Martin Brenner, our Company’s Chief Executive Officer and Chief Scientific Officer. Pursuant to the Restated Brenner Employment Agreement, Dr. Brenner’s base salary is $522,365 (the “Base Salary”) and his bonus target was increased, effective for fiscal year 2025, to 50% of the Base Salary. For the fiscal year ended June 30, 2024, Dr. Brenner’s bonus target will remain at 40% of the Base Salary.

The Restated Brenner Employment Agreement provides that Dr. Brenner is eligible to participate in all benefit and fringe benefit plans generally made available to our other executive officers.

Dr. Brenner’s employment is on an “at will” basis and may be terminated at any time by him or us. If Dr. Brenner is terminated for any reason or no reason, he is entitled to receive the following standard termination benefits: his accrued and unpaid base salary, any unreimbursed expenses accrued through the termination date, any earned but unpaid annual bonus form prior year and nay amounts payable under any benefit plans in which he was a participant.

In the event of a termination by Dr. Brenner for Good Reason (as defined in the Restated Brenner Employment Agreement) or by us without “Cause” (as defined in the Restated Brenner Employment Agreement), in addition to the standard termination benefits Dr. Brenner will receive: (i) an amount equal to his then current base salary for  twelve months, to be paid out in equal installments in accordance with our regular payroll dates; (ii) a pro rata share of any bonus earned by him during the fiscal year in which the separation occurs based on the actual attainment of metrics upon which the bonus is calculated (as determined by our Board of Directors (the “Board”), to be paid in a lump sum at the time we pay bonuses to similarly-situated employees; and (iii) if he elects continuation coverage for health insurance under COBRA, we will pay the full cost of this benefit for a period of twelve (12) months following the termination.

The Restated Brenner Employment Agreement further provides that the event of a termination by Dr. Brenner for good reason within twelve months after a “Sale Event” (as defined in our 2023 Omnibus Incentive Plan (the “2023 Plan”)) or by us without cause one month prior or twelve months after a Sale Event, in addition to the standard termination benefits Dr. Brenner will receive: (i) an amount equal to his then current base salary for eighteen months, paid out in equal installments in accordance with our regular payroll dates; (ii) an amount equal to the target bonus for which Dr. Brenner would have been eligible during the fiscal year in which he terminates employment, to be paid within thirty (30) days of his execution of a separation agreement; and (iii) vesting of any unvested time-vested equity awards held by him and (iv) if he elects continuation coverage for health insurance under COBRA, we will pay the full cost of this benefit  for a period of eighteen (18) months following the termination.

Severance payments begin upon expiration of the revocation period under a general release of claims.

Dr. Brenner has agreed to assign to us all of his rights in any Inventions, including all Intellectual Property Rights (as such terms are defined in the employment agreements) that are made, conceived or reduced to practice, in whole or in part, alone or with others, by him during his employment with us and has agreed to certain non-solicitation terms.

At Market Issuance Sales Agreement

On July 3, 2024, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets, LLC and Craig-Hallum Capital Group LLC (the “Sales Agents”) providing for the sale by us of our shares of Common Stock, from time to time, through the Sales Agents, with certain limitations on the amount of Common Stock that may be offered and sold by us as set forth in the ATM Agreement (the “Offering”).

Offers and sales of shares of Common Stock by us, if any, under the ATM Agreement, is subject to the effectiveness of our shelf registration statement on Form S-3 (File No. 333-280680), filed with the Securities and Exchange Commission (the “SEC”) on July 3, 2024 (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”). The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement included in the Registration Statement is currently $7,350,000, which is based on the limitations of General Instruction I.B.6 of Form S-3.

Pursuant to the ATM Agreement, we will set the parameters for the sale of shares of Common Stock, including the number of shares of Common Stock to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Agreement, the Sales Agents may sell the shares by methods deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on the NYSE American (“NYSE American”) or on any other existing trading market for the Common Stock. In addition, with our prior written approval, the Sales Agents may also sell shares by any other method permitted by law, including in privately negotiated transactions.

Upon delivery of a placement notice and subject to the terms and conditions of the ATM Agreement, the Sales Agents will use their commercially reasonable efforts, consistent with their respective normal trading and sales practices, applicable state and federal law, rules and regulations, and the rules of the NYSE American, to sell shares of Common Stock from time to time based upon our instructions. We have no obligation to sell any shares of Common Stock under the ATM Agreement and may at any time suspend solicitation and offers under the ATM Agreement. The Sales Agents are not obligated to purchase any shares of Common Stock on a principal basis pursuant to the ATM Agreement.

The ATM Agreement provides that we will pay the Sales Agents commissions for its services in acting as agent in the sale of shares of Common Stock pursuant to the ATM Agreement. The Sales Agents will be entitled to compensation at a fixed commission rate of up to 3.0% of the gross proceeds from the sale of shares of Common Stock pursuant to the ATM Agreement. We have agreed to provide the Sales Agents and certain of their affiliates of the Sales Agents with customary indemnification and contribution rights, including for liabilities under the Securities Act. We also agreed to reimburse the Sales Agents for certain specified expenses in connection with entering into the ATM Agreement, including the reasonable and documented out-of-pocket fees and disbursements of counsel to the Sales Agents up to $75,000 plus (i) an additional $5,000 per quarter so long as the ATM Agreement remains in effect and the Sales Agents perform standard quarterly due diligence with the Company, excluding any period during which a Suspension (as defined in the ATM Agreement) is in place pursuant to Section 4 of the ATM Agreement, and (ii) $25,000 in connection with any filing of an additional prospectus supplement which constitutes a Prospectus Supplement (as defined in the ATM Agreement). The ATM Agreement contains customary representations and warranties and conditions to the placements of shares of Common Stock pursuant thereto, obligations to sell shares under the ATM Agreement are subject to satisfaction of certain conditions, including the effectiveness of the Registration Statement and other customary closing conditions.

The Offering of shares of Common Stock pursuant to the ATM Agreement will terminate upon the earlier of (i) the sale of all shares of Common Stock subject to the ATM Agreement, or (ii) termination of the ATM Agreement as permitted therein. No Common Stock was sold under this agreement as of September 30, 2024.

Amendment to Code of Ethics

On July 2, 2024, we approved and adopted an updated Code of Business Conduct and Ethics (the “Code”), which applies to all of our directors, officers and employees. The Code supersedes the existing Code of Business Conduct and Ethics adopted by the Board.

The Code has been updated to modernize its language and structure, promote mitigation of risk with our personnel, and better reflect changes in our day-to-day operations and work environment.

Liquidity and Capital Resources

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company’s ability to continue as a going concern. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months from the date of filing this Report for the quarterly period ended September 30, 2024. Our auditors also included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended June 30, 2024 with respect to this uncertainty.

In an effort to mitigate the substantial doubt about continuing as a going concern and increase cash reserves, we have raised funds from time to time through equity offerings or other financing alternatives, reduced our workforce, entered into a collaboration agreement to discover and develop novel antibodies for obesity and other cardiometabolic diseases and sold certain intellectual property rights. Potential options being considered to further increase liquidity, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, grant revenue or collaborations, or a combination thereof. However, we anticipate that our expenses will increase as it continues its research and development activities and conducts clinical trials.

On July 3, 2024, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets, LLC and Craig-Hallum Capital Group LLC (the “Sales Agents”) providing for the sale by the Company of its common stock, par value $0.001 per share (the “Common Stock”), from time to time, through the Sales Agents, with certain limitations on the amount of Common Stock that may be offered and sold by us as set forth in the ATM Agreement (the “ATM”). Offers and sales of shares of Common Stock by us, if any, under the ATM Agreement, is subject to the effectiveness of our shelf registration statement on Form S-3, filed with the SEC on July 3, 2024 which became effective on August 6, 2024. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement included in the Registration Statement is currently $7,350,000, which is based on the limitations of General Instruction I.B.6 of Form S-3. No Common Stock was sold under this agreement as of September 30, 2024.

Our cash, cash equivalents and restricted cash of approximately $11.3 million as of September 30, 2024, is anticipated to be sufficient to support operations into the first quarter of fiscal year 2026, unless we reduce our burn rate further or raise additional capital. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plans. It is the our goal to implement one or more potential options described above to allow us to have a cash runway for at least 12 months from the date of the filing of this Report. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Results of Operations - Comparison of the three months ended September 30, 2024 and 2023

Revenue

Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on our AI-driven discovery platform for which to date we have not generated any material revenue. We may have revenue with the AI-driven discovery platform in the future.  No revenue was recognized for the three months ended September 30, 2024. Revenue for the three months ended September 30, 2023 was related to a research licensing agreement utilizing our AI-driven discovery platform.

Research and Development Expenses (“R&D”)

R&D expenses for the three months ended September 30, 2024 and 2023 were $1.3 million and $1.6 million, respectively, a reduction of approximately ($0.3) million. The decrease in R&D expenses is mainly due to the reduction in personnel costs and decrease spend for consultants or outside services due to certain tasks and assays being performed in-house which were previously outsourced.

General and Administrative Expenses (“G&A”)

G&A expenses for the three months ended September 30, 2024 and 2023 were approximately $2.8 million and $3.5 million, respectively, a decrease of ($0.7) million. The decrease in expenses is primarily attributable to the reduction in personnel costs, a decrease in insurance premiums and a decrease in legal and consulting fees. The decreases were partially offset by an increase in accounting fees and travel expeses.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended September 30, 2024 were approximately $4.1 million, compared to approximately $5.2 million in the same period of fiscal year 2023.

Discontinued Operations

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO, LLC) in order to complete our transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, we completed a workforce reduction and discontinued the CDMO operations. CDMO operations were classified as discontinued operations on our financial statements through the fiscal year ended June 30, 2024. The loss for Discontinued Operations for the three months ended September 30, 2023 was approximately ($0.7) million which consisted mainly of interest related to the iBio CDMO entered into a Credit Agreement, dated November 1, 2021 (the “Credit Agreement”), with Woodforest National Bank (“Woodforest”) pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the 130,000 square foot cGMP facility located in Bryan, Texas (the “Facility”), which Term Loan was evidenced by a term note (the “Term Note”) on the Facility and costs to maintain the Facility.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended September 30, 2024 was ($3.9) million, or ($0.46) per share. Net loss from continuing operations for the three months ended September 30, 2023 was approximately ($5.1) million, or ($4.24) per share.

Uses of Cash and Funding Requirements

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately ($3.7) million for the three months ended September 30, 2024, compared to net cash used in operating activities of ($5.3) million for the three months ended September 30, 2023. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of approximately $0.7 million for the three months ended September 30, 2024 was due to the payment received for interest and principal on the promissory note receivable. Net cash provided by investing activities was approximately $0.1 million for the three months ended September 30, 2023.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities during the three months ended September 30, 2024, was approximately ($0.2) million and was attributable to payments towards debt, including the finance lease obligations, term promissory not and equipment financing loan. Net cash provided by financing activities was approximately $2.5 million for the three months ended September 30, 2023.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of September 30, 2024, our accumulated deficit was approximately ($317.8) million and we used approximately ($3.7)

million of cash for operating activities during the three months ended September 30, 2024. As of September 30, 2023, our accumulated deficit was approximately ($294.7) million and we used approximately ($5.3) million of cash for operating activities during the three months ended September 30, 2023.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”s), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2024, we were not involved in any SPE transactions.

Critical Accounting Estimates

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2024, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following accounting estimate had a material impact on our results of operations for the three months ended September 30, 2024.

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

During the fourth quarter of the fiscal year ended June 30, 2024, we performed our annual impairment testing of the IBIO-101 therapeutic technology (or “IP”), classified as an indefinite-lived intangible asset, which had a carrying amount of $5 million at June 30, 2024. We engaged a third party to perform valuation assistance with estimating the fair value of IBIO-101 and preparing a market capitalization reconciliation. The Multi-Period Excess Earnings Method (“MPEEM”) under the income approach was utilized to value the indefinite-lived asset. The MPEEM determines the value of a specified asset by calculating the present value of future earnings attributed to the asset. Since IBIO-101 is currently in its pre-clinical development phase, a probability of success was applied to the cash flows to account for the probability of reaching each step of development. The MPEEM requires that charges for the use of other contributory assets be subtracted under the theory that the owner of the subject asset does not own the other contributory assets and would have to rent/lease them in order to earn the cash flows related to the subject asset.

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

There were no triggering events identified in the first quarter of fiscal 2025. We will continue to monitor the value of the IP as part of our annual accounting policy for impairment of long-lived assets. The primary impairment indicators that may arise in the near future are (1) any sustained decline in our common stock market price and (2) FDA decisions on similar competing technologies that are applying for Phase 1 approval.

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

Our remaining critical accounting estimates remain consistent with the information disclosed in the same section in our last annual report on Form 10-K/A for the year ended June 30, 2024.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Despite the proceeds from the PIPE financing, our cash, cash equivalents and restricted cash of $11.3 million as of September 30, 2024, is not anticipated to be sufficient to support our operations beyond the first quarter of fiscal year 2026, unless we reduce our burn rate further, sublease all or a portion of the San Diego Lease, or raise additional capital. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital in order to fully execute our near and long-term business plans.

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

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of September 30, 2024, we have an accumulated deficit of $317.8 million.  As a result of our continued losses, our cash resources have not been sufficient to sustain our operations, and we have continued to depend on financing transactions to generate sufficient cash to stay in operation. During the three months ended September 30, 2024, we used net cash in operating activities of $3.7 million and we are currently incurring negative operating cash flows of approximately $1.1 million per month.

We held cash, cash equivalents and restricted cash of $9.4 million as of November 11, 2024. Based on current trends and activities, there is significant doubt that we can continue as a going concern beyond the first quarter of fiscal year 2026. We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity. Potential options being considered to increase liquidity include focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates or parts of the business, raising money from capital markets, grant revenue or collaborations, or a combination thereof. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. We believe based on input from expert advisors, that it is likely we will be able to implement one or more options that will extend our cash runway for 12 months or more from the date of the filing of our Annual Report. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our condensed consolidated financial statements as of and for the year ended September 30, 2024 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months after the issuance of out financial statements. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended June 30, 2024 with respect to this uncertainty. If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives or initiate steps to cease operations or liquidate our assets.

We have incurred significant losses since our inception. We expect to incur losses during our next Fiscal year, we do not anticipate generating significant revenue for several years and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our  net loss was approximately ($3.9) million and ($5.7) million for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of approximately ($317.8) million.

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

The exercise of the Series E Warrants to purchase up to 5,287,278 shares of our Common Stock and/or raising additional capital will cause dilution to stockholders.

Our stockholders will experience substantial dilution from the issuance of shares of up to 5,287,278 Common Stock upon exercise of the outstanding Series E Warrants.

To the extent that we raise additional capital through a public or private offering and sale of equity securities, the ownership interest of stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a stockholder. The sale of a substantial number of shares of our Common Stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal year 2025, the Company granted an employment inducement option agreement to an employee to purchase 15,000 shares of the Common Stock at an exercise price of $1.81 per share. The option vest 25% after one year and then in equal quarterly installments over a 36-month period and expires on the tenth anniversary of the grant date. The isuance of the option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit No.	Description
3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 – File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 – File No. 001-35023)

3.3

Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.6

Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.7

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022 – File No. 000-53125)

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.9

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2022 – File No. 001-35023)

3.10

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – File No. 001-35023)

10.1

Amended and Restated Employment Agreement dated as of July 23, 2024, effective as of July 1, 2024, by and between the Company and Martin Brenner (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024 – File No. 001-35023)

10.2

Form of Non-Qualified Stock Option Agreement for initial grants for non-employee directors under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.3

Form of Non- Qualified Stock Option Agreement for non-employee consultants under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.4

Form of Non-Qualified Stock Option Agreement for annual grants for non-employee directors under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8 - K filed with the Securities and Exchange Commission on July 9, 2024 - File No. 001 - 35023)

10.5

Form of Non-Qualified Stock Option Agreement for employees under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023

10.6

Form of Restricted Stock Unit Award Agreement for employees under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.7

Form of Incentive Stock Option Agreement for employees under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.8

Form of Incentive Stock Option Agreement for officers under the iBio Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

31.1*

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

iBio, Inc.
(Registrant)

Date: November 12, 2024	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer and Chief Scientific Officer Principal Executive Officer

Date: November 12, 2024	/s/ Felipe Duran
Felipe Duran
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer