Form 10-Q
period 2024-12-31
iBio, Inc.
filed 2025-02-10
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of February 7, 2025: 9,874,676

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	June 30,
	2024	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,015	$14,210
Subscription receivable	13	—
Promissory note receivable and accrued interest	—	713
Prepaid expenses and other current assets	1,257	749
Total Current Assets	8,285	15,672

Restricted cash	223	215
Promissory note receivable	1,115	1,081
Finance lease right-of-use assets, net of accumulated amortization	203	339
Operating lease right-of-use asset	2,230	2,401
Fixed assets, net of accumulated depreciation	3,391	3,632
Intangible assets, net of accumulated amortization	6,108	5,368
Prepaid expenses - noncurrent	116	—
Security deposits	26	26
Total Assets	$21,697	$28,734

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$614	$358
Accrued expenses	1,835	2,028
Finance lease obligations - current portion	205	299
Operating lease obligation - current portion	462	436
Equipment financing payable - current portion	155	178
Term promissory note - current portion	237	218
Insurance premium financing payable	601	123
Contract liabilities	600	200
Total Current Liabilities	4,709	3,840

Finance lease obligations - net of current portion	—	53
Operating lease obligation - net of current portion	2,450	2,688
Equipment financing payable - net of current portion	—	63
Term promissory note - net of current portion	643	766
Total Liabilities	7,802	7,410

Stockholders' Equity
Series 2022 Convertible Preferred Stock - $0.001 par value; 1,000,000 shares authorized at December 31, 2024 and June 30, 2024; 0 shares issued and outstanding as of December 31, 2024 and June 30, 2024	—	—
Common stock - $0.001 par value; 275,000,000 shares authorized at December 31, 2024 and June 30, 2024; 9,167,670 and 8,623,676 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	9	9
Additional paid-in capital	336,086	335,162
Accumulated deficit	(322,200)	(313,847)
Total Stockholders’ Equity	13,895	21,324
Total Liabilities and Stockholders' Equity	$21,697	$28,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023

Revenue	$200	$—	$200	$50

Operating expenses:
Research and development	1,877	1,535	3,182	3,141
General and administrative	2,742	2,961	5,543	6,508
Total operating expenses	4,619	4,496	8,725	9,649

Operating loss	(4,419)	(4,496)	(8,525)	(9,599)

Other income (expense):
Interest expense	(57)	(34)	(114)	(60)
Interest income	112	42	286	97
Total other income	55	8	172	37

Net loss from continuing operations	(4,364)	(4,488)	(8,353)	(9,562)

Loss from discontinued operations	—	(3,723)	—	(4,395)

Net loss	$(4,364)	$(8,211)	$(8,353)	$(13,957)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - continuing operations	$(0.48)	$(2.42)	$(0.94)	$(6.27)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - discontinued operations	$—	$(2.00)	$—	$(2.88)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - total	$(0.48)	$(4.42)	$(0.94)	$(9.15)

Weighted-average common shares outstanding - basic and diluted	9,132	1,856	8,880	1,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands)

Six Months Ended December 31, 2024

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2024	8,624	$9	$335,162	$(313,847)	$21,324

Common stock issued	2	*	4	—	4
Vesting of RSUs	12	*	—	—	—
Share-based compensation	—	—	415	—	415
Net loss	—	—	—	(3,989)	(3,989)

Balance as of September 30, 2024	8,638	$9	$335,581	$(317,836)	$17,754

Common stock issued	500	*	(1)	—	(1)
Exercise of stock options	18	*	31	—	31
Vesting of RSUs	12	*	—	—	—
Share-based compensation	—	—	475	—	475
Net loss	—	—	—	(4,364)	(4,364)

Balance as of December 31, 2024	9,168	$9	$336,086	$(322,200)	$13,895

* Represents amount less than 0.5 thousand.

Six Months Ended December 31, 2023

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2023	1,015	$1	$304,320	$(288,940)	$15,381

Common stock issued	363	*	2,809	—	2,809
Vesting of RSUs	4	*	—	—	—
Share-based compensation	—	—	765	—	765
Net loss	—	—	—	(5,746)	(5,746)

Balance as of September 30, 2023	1,382	$1	$307,894	$(294,686)	$13,209

Common stock issued	1,858	2	3,748	—	3,750
Payment for fractional shares after reverse stock split	(1)	*	(7)	—	(7)
Vesting of RSUs	5	*	—	—	—
Share-based compensation	—	—	456	—	456
Unrealized loss on debt securities	—	—	—	—	—
Net loss	—	—	—	(8,211)	(8,211)

Balance as of December 31, 2023	3,244	$3	$312,091	$(302,897)	$9,197

* Represents amount less than 0.5 thousand.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Consolidated net loss	$(8,353)	$(13,957)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	890	1,221
Amortization of intangible assets	10	10
Amortization of finance lease right-of-use assets	136	136
Amortization of operating lease right-of-use assets	171	162
Depreciation of fixed assets	242	329
Gain on sale of fixed assets	—	(50)
Accrued interest receivable on promissory note receivable	(33)	(44)
Amortization of deferred financing costs	—	120
Impairment of fixed assets	—	3,100
Accrued payment in kind on Term Loan	—	(258)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30)	250
Prepaid expenses - noncurrent	(116)	—
Accounts payable	256	11
Accrued expenses	(944)	(881)
Operating lease obligations	(213)	(195)
Contract liabilities	400	—
Net cash used in operating activities	(7,584)	(10,046)

Cash flows from investing activities:
Payment received for interest and principal on promissory note receivable	712	—
Purchases of fixed assets	(1)	—
Sales proceeds for fixed assets	—	50
Net cash provided by investing activities	711	50

Cash flows from financing activities:
Proceeds from sales of common stock	4	6,927
Payments for fractional shares after reverse stock split	—	(7)
Proceeds from the exercise of stock options	18	—
Subscription receivable	—	204
Payment of equipment financing loan	(86)	(78)
Payment of term promissory note	(104)	—
Payment of term note payable	—	(436)
Payment of finance lease obligation	(146)	(133)
Net cash (used in) provided by financing activities	(314)	6,477

Net decrease in cash, cash equivalents and restricted cash	(7,187)	(3,519)
Cash, cash equivalents and restricted cash - beginning	14,425	7,579
Cash, cash equivalents and restricted cash - end	$7,238	$4,060

Supplemental cash flow information:
Cash paid during the period for interest	$114	$200

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

Cardiometabolic/Obesity Pipeline:

Immuno-Oncology Pipeline:

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

The Company generated negative cash flows from operations of approximately $7.6 million for the six months ended December 31, 2024. Historically, the Company’s liquidity needs have been met by the sale of common shares, and the issuance of common shares through the exercise of warrants. As of December 31, 2024, iBio had total current assets of approximately $8.3 million, of which approximately $7.0 million was cash and cash equivalents. The Company incurred a net loss of approximately $8.3 million during the six months ending December 31, 2024. For the six months ended December 31, 2024, the Company has a loss from operations of $8.4 million.

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about the Company's ability to continue as a going concern. Management’s current financing and business plans have not mitigated such substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date of filing this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2024 (the “Quarterly Report”).

In an effort to mitigate the substantial doubt about continuing as a going concern and increase cash reserves, the Company has raised funds from time to time through equity offerings or other financing alternatives, entered into a collaboration agreement to discover and develop novel antibodies for obesity and other cardiometabolic diseases and sold certain intellectual property rights. Potential options being considered to further increase liquidity include focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, grant revenue or collaborations, or a combination thereof. However, the Company anticipates that its expenses will increase as it continues its research and development activities and conducts clinical trials.

On July 3, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets, LLC and Craig-Hallum Capital Group LLC (collectively, the “Sales Agents”) providing for the issuance and sale by the Company of its common stock, par value $0.001 per share (the “Common Stock”), from time to time, through the Sales Agents, with certain limitations on the amount of Common Stock that may be offered and sold by the Company as set forth in the ATM Agreement (the “ATM”). Offers and sales of shares of Common Stock by the Company, if any, under the ATM Agreement, is subject to the effectiveness of the Company’s shelf registration statement on Form S-3, filed with the SEC on July 3, 2024 which became effective on August 6, 2024. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement included in the Registration Statement is currently $7,350,000, which is based on the limitations of General Instruction I.B.6 of Form S-3. No Common Stock was sold under this agreement as of December 31, 2024.

On January 10, 2025, the Company entered into a securities purchase agreement (the “2025 Purchase Agreement”) with certain of its officers and directors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a private placement priced at-the-market (the “2025 Private Placement”) consistent with the rules of the NYSE American LLC (“NYSE American”), an aggregate of 240,807 shares (the “Shares”) of Common Stock. The purchase price of each Share was $2.72, the last reported closing price of the Common Stock on the date of execution of the 2025 Purchase Agreement, which closing price was greater than the book value of the Common Stock on the date of the execution of the 2025 Purchase Agreement.

The 2025 Private Placement closed on January 10, 2025. The Company received aggregate gross proceeds from the 2025 Private Placement of approximately $655,000, before deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the 2025 Private Placement for working capital purposes.

In January 2025, 32,167 shares were sold under the ATM Agreement and the Company received net proceeds of approximately $102,000.

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

On May 31, 2024, in accordance with the terms of the Settlement Agreement in consideration of the payment in full of all Obligations (as such term is defined under the Credit Agreement) (a) iBio CDMO paid to Woodforest (i) $8,500,000, which it received from the sale of the Property under the 2024 Purchase and Sale Agreement, and (ii) approximately $915,000 from restricted cash which had previously been held by Woodforest, and (b) the Company issued a Pre-Funded Warrant to purchase 1,560,570 shares of its Common Stock to Woodforest. On January 13, 2025, the Pre-Funded Warrant was subsequently assigned by Woodforest to Lynx1 Master Fund LP. The Pre-Funded Warrant expires upon full exercise thereof and is exercisable at a nominal exercise price equal to $0.0001 per share.

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

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the loss from discontinued operations presented separately in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended	Six Months Ended
	December 31, 2023	December 31, 2023
Operating expenses:
General and administrative	307	671
Fixed asset impairments	3,100	3,100
Gain on sale of fixed assets	—	(50)
Total operating expenses	3,407	3,721

Other expenses:
Interest expense - term note payable	(316)	(674)
Total other expenses	(316)	(674)

Loss from discontinued operations	$(3,723)	$(4,395)

The following table presents the supplemental disclosures related to discontinued operations for the condensed consolidated statements of cash flows (in thousands):

Six Months Ended
December 31, 2023
Amortization of finance lease right-of-use assets	$5
Fixed asset impairments	3,100

Supplemental cash flow information:
Cash paid during the period for interest	343

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on its estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. At December 31, 2024 and June 30, 2024, the Company determined that an allowance for credit losses was not needed. The Company had accounts receivable of $0 at June 30, 2023.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At December 31, 2024 and June 30, 2024, the Company had no credit loss provisions.

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

For the three and six months ended December 31, 2024, revenue in the amount of $200,000 was recognized for services provided to a collaborative partner. Revenue in the amount of $50,000 was recognized from a non-refundable upfront license fee for the six months ended December 31, 2023.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At December 31, 2024 and June 30, 2024, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At December 31, 2024, June 30, 2024 and June 30, 2023 contract liabilities were $600,000, $200,000 and $0, respectively. The Company recognized revenue of $200,000 during the three and six months ended December 31, 2024 that was included in the contract liabilities balance as of June 30, 2024.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2024 and June 30, 2024 consisted of money market accounts. Restricted cash at December 31, 2024 includes a letter of credit obtained related to the San Diego operating lease (see Note 14 – Operating Lease Obligations) and a Company purchasing card. The Company’s bank requires an additional 5% collateral held above the actual letters of credit issued for the San Diego lease and Company purchasing card. Restricted cash was approximately $0.2 million and $0.2 million at December 31, 2024 and June 30, 2024, respectively.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	December 31,	June 30,
	2024	2024
Cash and equivalents	$7,015	$14,210
Collateral held for letter of credit - San Diego lease	198	198
Collateral held for Company purchasing card	25	17
Total cash, cash equivalents and restricted cash	$7,238	$14,425

The collateral held for the letters of credit for the San Diego lease and the Company purchasing card are classified as long-term on the condensed consolidated balance sheets at December 31, 2024 and June 30, 2024.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Research and development expense was reported in continuing operations for the three and six months ended December 31, 2024 and 2023. No research and development expense was reported in discontinued operations for the three and six months ended December 31, 2024 and 2023.

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

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At December 31, 2024 and June 30, 2024, amounts in excess of insured limits were approximately $636,000 and $664,000, respectively.

Revenue

During the three and six months ended December 31, 2024, the Company reported revenue from continuing operations from one collaborative partner.  During the three months ended December 31, 2023, the Company reported no revenue. During the six months ended December 31, 2023, the Company reported license revenue from one research collaborator.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

5.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and equipment financing payable in the Company’s condensed consolidated balance sheets approximated their fair values as of December 31, 2024 and June 30, 2024 due to their short-term nature. The carrying value of the promissory note receivable, term promissory note payable and finance lease obligations approximated fair value as of December 31, 2024 and June 30, 2024 as the interest rates related to the financial instruments approximated market.

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

6. Significant Transactions

AstralBio Exclusive License Agreement

On December 31, 2024, the Company entered into an exclusive agreement (the “License Agreement”) with AstralBio, Inc. (“AstralBio”), pursuant to which AstralBio has licensed to the Company, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the License Agreement) and AstralBio Licensed Know-How (as defined in the License Agreement) to develop, manufacture and commercialize and otherwise exploit any product directed to GDF8 (myostatin) that contains the licensed antibody targeting myostatin, now named IBIO-600, for research, diagnosis, treatment, prevention, or management of any disease or medical condition (the “Licensed Product”).  iBio continues to assess its options rights to license the remaining three assets  under the AstralBio collaboration to add additional obesity and cardiometabolic programs into its pre-clinical pipeline.

The Company will be solely responsible for all decisions related to the launch, sales and marketing and promotion of the Licensed Products in its discretion, subject to the terms of the License Agreement, and for all costs for all activities related to, the development, manufacture and commercialization of the Licensed Product worldwide. In consideration for the rights and licenses granted by AstralBio to the Company in the License Agreement, the Company has agreed to pay AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days after the effective date of the License Agreement, which the Company paid by issuing AstralBio 246,087 shares of its Common Stock on January 28, 2025 and (ii) upon the occurrence of specified developmental and commercial milestones, milestone payments of up to a total of $28 million, which can be paid by cash or, provided the Company remains listed on the NYSE or another national stock exchange at the time of the payment, the Company issuing shares of its Common Stock, subject to approval of the issuance of any such shares by NYSE, and provided, however, in no event shall the Company issue to AstralBio pursuant to the License Agreement resulting in AstralBio owning more than 19.9% of the total number of shares of Common Stock of the Company as of the date of entering into the License Agreement.  In the event the Company sublicenses the Licensed Product or a product that includes the Licensed Product, the Company will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

The License Agreement will remain in effect at all times and thereafter, unless and until terminated earlier pursuant to the License Agreement. The License Agreement can be terminated (i) by the Company for any reason or no reason upon 45 days’ written notice to AstralBio (ii) by either party upon written notice to the other party if the other party materially breaches the License Agreement and such breach is not cured to the reasonable satisfaction of the non-breaching party within 90 days of receipt of such written notice (iii) by either party upon certain bankruptcy or insolvency events and (iv) by AstralBio if the Company or any sublicensee challenges the patentability, enforceability or validity of any claim related to any AstralBio Licensed Patent or the secret and substantial nature of any AstralBio Licensed Know-How, subject to certain exceptions as set forth in the License Agreement.

The Licensed Product, IBIO-600, was identified by AstralBio using the Company’s proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.  In parallel, the Company initiated a bispecific antibody program targeting myostatin/activin A to treat obesity and cardiometabolic disorders, leveraging its proprietary technology stack as well as the technology of IBIO-600.

The Company recorded an indefinite-lived intangible asset for the exclusive license in the amount of $750,000 and a corresponding $750,000 liability in accrued expenses for the upfront license fee payable at December 31, 2024.  See Note 20 – Subsequent Events for more information.

Otsuka

On February 25, 2024, the Company entered into an asset purchase agreement (the “PD-1 Purchase Agreement”) with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) pursuant to which the Company sold and assigned to Otsuka, and Otsuka purchased and assumed, all intellectual property rights directly related to the Company’s PD-1 Assets (as defined in the PD-1 Purchase Agreement) developed or held for development. The Company received an upfront payment of $1.0 million in cash at closing which is reported as a gain in the fiscal year ended June 30, 2024.  The Company will also be eligible to receive additional contingent cash payments totaling up to $52.5 million upon the achievement of certain pre-specified clinical development and commercial milestones. The Company will recognize the potential milestone payments at the earlier of when the contingent consideration is realized or is realizable.

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

Separation Agreement and General Release

In connection with Mr. Isett’s resignation, the Company entered into a separation agreement and general release with Mr. Isett effective December 1, 2022 (the “Agreement”).  Pursuant to the Agreement, Mr. Isett resigned as CEO of the Company effective December 1, 2022, and remained an employee of the Company until termination of his employment on December 31, 2022. Pursuant to the Agreement, Mr. Isett received the severance benefits set forth in his employment agreement, including (i) an amount equal to his base salary in equal bi-monthly installments for 24 months; (ii) an amount equal to a pro rata share of his target bonus for fiscal year 2023; and (iii) an amount equal to the target bonus in equal bi-monthly installments for the 24 month severance period. The Agreement included a general release of claims by Mr. Isett. The Company accrued approximately $2.13 million to general and administrative expenses in the second quarter of fiscal year 2023. As of December 31, 2024 all obligations under the Agreement were satisfied.

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

For the three months ended December 31, 2024 and 2023, interest income amounted to $14,000 and $22,000, respectively. For the six months ended December 31, 2024 and 2023, interest income amounted to $33,000 and $44,000, respectively. As of December 31, 2024 the Note balance and accrued interest, which have been classified as long term, totaled $1,115,000.  At June 30, 2024, $713,000 was reported in current assets and $1,081,000 classified as long term.

8.   Finance Lease ROU Assets

The Company assumed three equipment leases in September 2022 as part of the RubrYc asset acquisition (see Note 6 – Significant Transactions).

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	December 31,	June 30,
	2024	2024
ROU - Equipment	$814	$814
Accumulated amortization	(611)	(475)
Net finance lease ROU assets	$203	$339

Amortization of finance lease ROU assets was approximately $68,000 and $68,000 for the three months ended December 31, 2024 and 2023, respectively. Amortization of finance lease ROU assets was approximately $136,000 and $136,000 for the six months ended December 31, 2024 and 2023, respectively.

9.   Operating Lease ROU Assets

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California (the “San Diego Lease”).  Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000.  The net carrying amount of this ROU operating lease asset was $2,230,000 and $2,401,000 at December 31, 2024 and June 30, 2024, respectively. See Note 14 - Operating Lease Obligations for additional information.

Bryan, Texas

On November 1, 2021, iBio CDMO acquired the Facility and became the tenant under the Ground Lease Agreement upon which the Facility is located. This lease was terminated on May 31, 2024.

10.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	December 31,	June 30,
	2024	2024

Building and improvements	$695	$695
Machinery and equipment	3,545	3,545
Office equipment and software	403	403
Construction in progress	1	—
	4,644	4,643
Accumulated depreciation	(1,253)	(1,011)
Net fixed assets	$3,391	$3,632

Depreciation expense reported in continuing operations was approximately $122,000 and $164,000 for the three months ended December 31, 2024 and 2023. Depreciation expense reported in continuing operations was approximately $242,000 and $329,000 for the six months ended December 31, 2024 and 2023.

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

On December 31, 2024, the Company entered into the License Agreement with AstralBio (see Note 6 – Significant Transactions) pursuant to which AstralBio has licensed to the Company, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents and AstralBio Licensed Know-How to Develop, Manufacture and Commercialize and otherwise exploit any product directed to GDF8 (myostatin) that contains the licensed antibody targeting myostatin for research, diagnosis, treatment, prevention, or management of any disease or medical condition. The License Agreement will remain in effect at all times and thereafter, unless and until terminated earlier pursuant to the License Agreement. The Company accounted for this license as an indefinite-lived intangible asset.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30,				December 31,
	2024	Amortization	Additions	Impairments	2024
Intellectual property – gross carrying value	$400	$—	$—	$—	$400
Intellectual property – accumulated amortization	(35)	(10)	—	—	(45)
Total definite lived intangible assets	365	$(10)	—	$—	355

Intellectual property – indefinite lived	5,003		—	—	5,003
License – indefinite lived	—		750	—	750

Total net intangibles	$5,368		$750		$6,108

Amortization expense was approximately $5,000 for the three months ended December 31, 2024 and 2023. Amortization expense was approximately $10,000 for the six months ended December 31, 2024 and 2023.

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

On May 31, 2024, in accordance with the terms of the Settlement Agreement entered into on May 17, 2024 with Woodforest in consideration of the payment in full of all Obligations (as such term is defined under the Credit Agreement) (a) iBio CDMO paid to Woodforest (i) $8,500,000, which it received from the sale of the Property under the 2024 Purchase and Sale Agreement, and (ii) approximately $915,000 from restricted cash which had previously been held by Woodforest, and (b) the Company issued Pre-Funded Warrant to purchase 1,560,570 shares of its common stock to Woodforest exercisable at a nominal exercise price equal to $0.0001 per share. See Note 20 – Subsequent Events for more information.

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

At December 31, 2024 and June 30, 2024, the balance of the Term Loan was $0.

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research site. The financing is payable in monthly installments of $16,230 through October 2025. At December 31, 2024, the balance owed under the financing was $154,000. Interest incurred under the financing for the three months ended December 31, 2024 and 2023 totaled approximately $5,000 and $9,000, respectively. Interest incurred under the financing for the six months ended December 31, 2024 and 2023 totaled approximately $11,000 and $19,000, respectively.

Future minimum payments under the equipment financing obligation are due as follows (in thousands):

Fiscal period ending on December 31:	Principal	Interest	Total
2025	$155	$8	$163

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

The financing is payable in monthly installments of $30,710 through December 2025 and a balloon payment of approximately $652,000 in January 2026, which includes approximately $9,000 of interest. At December 31, 2024, the balance owed under the financing was $880,000. Interest incurred under the financing for the three months ended December 31, 2024 totaled approximately $39,000. Interest incurred under the financing for the six months ended December 31, 2024 totaled approximately $80,000.

Future minimum payments under the term promissory note obligation are due as follows (in thousands):

Fiscal period ending on December 31:	Principal	Interest	Total
2025	$237	$132	$369
2026	643	9	652

Total minimum term promissory note payments	880	$141	$1,021
Less: current portion	(237)
Long-term portion of minimum term promissory note obligation	$643

Insurance Premium Financing

On October 30, 2023, the Company entered into an insurance premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., whereby approximately $597,000 was borrowed over ten months at an imputed interest rate of 8.5%. The financing is payable in monthly installments of $62,095 through August 2024.  At December 31, 2024, the balance owed under the financing was $0. Interest incurred under the financing for the three and six months ended December 31, 2024 totaled approximately $0 and $1,000, respectively.

On October 30, 2024, the Company entered into an insurance premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., whereby approximately $697,000 was borrowed over 14 months at an imputed interest rate of 6.99%. The financing is payable in monthly installments of $51,994 through December 2025.  At December 31, 2024, the balance owed under the financing was approximately $601,000. Interest incurred under the financing for the three and six months ended December 31, 2024 totaled approximately $8,000.

Fiscal period ending on December 31:	Principal	Interest	Total
2025	$601	$23	$624

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

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2024	2023
Finance lease cost:
Amortization of ROU assets	$68	$68
Interest on lease liabilities	6	13
Total lease cost	$74	$81

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$74	$67

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2024	2023
Finance lease cost:
Amortization of ROU assets	$136	$136
Interest on lease liabilities	14	27
Total lease cost	$150	$163

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$146	$133

	December 31,		June 30,
	2024		2024
Finance lease ROU assets	$203		$339
Finance lease obligation - current portion	$205		$299
Finance lease obligation - noncurrent portion	$—		$53
Weighted-average remaining lease term - finance lease	0.67	years	1.17	years
Weighted-average discount rate - finance lease obligation	9.50%		9.50%

Future minimum payments under the finance lease obligation are as follows (in thousands):

Fiscal year ending on December 31:	Principal	Interest	Total
2025	$205	$7	$212

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

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2024	2023
Operating lease cost:	$141	$141
Total lease cost	$141	$141

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$141	$141
Operating cash flows from operating lease obligation	$163	$158

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2024	2023
Operating lease cost:	$282	$282
Total lease cost	$282	$282

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$282	$282
Operating cash flows from operating lease obligation	$323	$313

Future minimum payments under the operating lease obligation are as follows (in thousands):

Fiscal year ending on December 31:	Principal	Imputed Interest	Total
2025	$462	$196	$658
2026	518	161	679
2027	577	121	698
2028	643	77	720
2029	712	29	741

Total minimum lease payments	2,912	$584	$3,496
Less: current portion	(462)
Long-term portion of minimum lease obligation	$2,450

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

Series 2022 Convertible Preferred Stock (“Series 2022 Preferred”)

On May 9, 2022, the Board of the Company created the Series 2022 Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Each share of Series 2022 Preferred was convertible at a ratio of one-for-one (1:1) shares of the Common Stock on a pre-split basis. No Series 2022 Preferred shares are issued and outstanding as of December 31, 2024 and June 30, 2024.

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

In the fiscal year ended June 30, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 289,144 shares of Common Stock. The Company received net proceeds of approximately $6.4 million during the fiscal year ended June 30, 2023 and held a subscription receivable for $204,000 at June 30, 2023 for proceeds received on July 6, 2023. The Sales Agreement was terminated and there were no sales of Common Stock during fiscal year 2025.

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

On December 6, 2024, all Series B Warrants that were not exercised prior to such date expired.

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

Lincoln Park Stock Purchase Agreement

On August 4, 2023, the Company entered into a purchase agreement, dated as of August 4, 2023 (the “Purchase Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, under the terms and subject to the satisfaction of specified conditions set forth therein, the Company could have sold to Lincoln Park up to $10.0 million (subject to certain limitations) of Common Stock, from time to time during the term of the Purchase Agreement. Additionally, on August 4, 2023, the Company entered into a registration rights agreement, dated as of August 4, 2023 (the “Registration Rights Agreement”), with Lincoln Park, pursuant to which it agreed to file a registration statement with the SEC, to register under the Securities Act of 1933, as amended (the “Securities Act”), the resale by Lincoln Park of shares of Common Stock that have been or may be issued and sold by the Company to Lincoln Park under the Purchase Agreement. The Company could not sell any shares of Common Stock to Lincoln Park under the Purchase Agreement unless all of the conditions to Lincoln Park’s purchase obligation set forth in the Purchase Agreement were met, including that the resale registration statement that the Company was required to file with the SEC under the Registration Rights Agreement was declared effective by the SEC and a final prospectus relating thereto was filed with the SEC (the date on which all of such conditions are satisfied, the “Commencement Date”).  The registration statement was declared effective on August 11, 2023.

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

During the fiscal year ended June 30, 2024, the Company sold 202,595 shares of Common Stock under the Purchase Agreement and received approximately $1.3 million in proceeds. No shares remain available for sale under the registration statement at December 31, 2024.

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

The Company received net proceeds of approximately $4 million in the 2023 Offering after deducting commissions and other issuance costs. Approximately $369,000 of issuance costs are reported in accrued expenses in the condensed consolidated balance sheet at December 31, 2024.

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

Exercise of Stock Options

During the second quarter of fiscal year 2025, options for 18,200 shares with a grant price of $1.72 were exercised for which the Company received proceeds of $18,060 and recorded a subscription receivable in the amount of $13,244 in the condensed consolidated balance sheet as of December 31, 2024.

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

During fiscal year 2023, 17,064 Series A Warrants and 89,059 Series B Warrants were exercised. The total proceeds from Series A and B Warrants exercised during the year ended June 30, 2023 was $2,207,000. No 2022 Warrants were exercised during the fiscal year ended December 31, 2024 or during the first half of fiscal year 2025.

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

On December 6, 2024, all Series B Warrants that were not exercised prior to such date have expired.

A.G.P./Alliance Global Partners

On December 7, 2023, the Company completed the 2023 Offering. Each share of Common Stock and 2023 Pre-Funded Warrants, as applicable, was sold together with one Series C Common Warrant to purchase one share of Common Stock and one Series D Common Warrant to purchase one share of Common Stock. A total of 2,250,000 Series C Common Warrants and 2,250,000 Series D Common Warrants were issued.

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

During the second quarter of fiscal year 2025, 500,000 2024 Pre-Funded Warrants were exercised for proceeds of $50. No Series E Warrants were exercised during the first half of fiscal 2025.

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

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2024		2023	2024	2023
Basic and diluted numerator:
Net loss from continuing operations		$(4,364)	$(4,488)	$(8,353)	$(9,562)
Net loss from discontinued operations	$		$(3,723)	$—	$(4,395)

Net loss - total		$(4,364)	$(8,211)	$(8,353)	$(13,957)

Basic and diluted denominator:

Weighted-average common shares outstanding		9,132	1,856	8,880	1,525

Per share amount - continuing operations		$(0.48)	$(2.42)	$(0.94)	$(6.27)
Per share amount - discontinued operations		$—	$(2.00)	$—	$(2.88)
Per share amount - total		$(0.48)	$(4.42)	$(0.94)	$(9.15)

In Fiscal 2025 and Fiscal 2024, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of December 31, 2024 and 2023, shares issuable which could potentially dilute future earnings were as follows:

	December 31,
	2024	2023

	(in thousands)
Stock options	1,058	36
Restricted stock units	12	3
Warrants	11,521	5,339
AstralBio Exclusive License Agreement	246	—
Shares excluded from the calculation of diluted loss per share	12,837	5,378

17.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	December 31,
	2024	2023
Research and development	$12	$142
General and administrative	463	312
Total	$475	$454

	Six Months Ended
	December 31,
	2024	2023
Research and development	$23	$195
General and administrative	867	1,020
Total	$890	$1,215

In addition, share-based compensation expense included in loss from discontinued operations totaled approximately $2,000 and $6,000 for the three and six months ended December 31, 2023.

Stock Options

iBio, Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”)

On December 9, 2023, the Company adopted the 2023 Plan for employees, officers, directors and external service providers which is the successor to the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) and once approved became effective on January 1, 2024. The maximum number of shares of Common Stock reserved and available for issuance under the 2023 Plan is 1,200,000 shares (the “Limit”). In addition, such Limit automatically increases on January 1 of each calendar year commencing on January 1, 2025 and ending on (and including) January 1, 2033, by a number of shares of Common Stock equal to five percent (5%) of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year; provided, however, that the Board may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock, provided further that the Limit, as in effect at any time, shall be adjusted as a result of any reorganization, recapitalization, reclassification, stock dividend, extraordinary cash dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. The 2023 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2023 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board and $1,500,000 for any non-executive chair of the Company’s Board should one be appointed. Notwithstanding the foregoing, the independent members of the Board may make exceptions to such limits in extraordinary circumstances. The term of the 2023 Plan will expire on the tenth anniversary of the effective date of the Plan.

Vesting of service awards are determined by the Board and stated in the award agreements. In general, vesting occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria is satisfied. The Company uses historical data to estimate forfeiture rates.

Under the 2023 Plan, 71,675 common shares have been issued pursuant to past grants, 1,007,375 common shares are reserved for past grants, and the remaining 120,950 common shares are available for future grants as of December 31, 2024. See Note 20 – Subsequent Events for more information.

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

Under the 2020 Plan, 23,229 common shares have been issued pursuant to past exercises, 26,635 common shares are reserved for past grants, and the remaining 14,136 common shares will no longer be available for future grants as of December 31, 2024.

Stock Option Issuances - 2023 Plan

During the first quarter of fiscal year 2025, the Company granted stock options under the 2023 Plan to two employees to purchase 7,500 shares of the Common Stock at an exercise prices between $1.92 and $2.21 per share. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

During the second quarter of fiscal year 2025, the Company granted stock options under the 2023 Plan to a consultant to purchase 12,600 shares of the Common Stock at an exercise price of $2.45 per share. The option fully vested on the grant date and expire on the tenth anniversary of the grant date.

During the second quarter of fiscal year 2025, the Company granted stock options under the 2023 Plan to two new directors to purchase 25,200 shares of the Common Stock at an exercise price of $2.45 per share. The options vest monthly over a period of 36 months and expire on the tenth anniversary of the grant date.

During the second quarter of fiscal year 2025, the Company granted stock options under the 2023 Plan to various directors to purchase 75,600 shares of the Common Stock at an exercise price of $2.45 per share. The options vest monthly over a period of 12 months and expire on the tenth anniversary of the grant date.

During the second quarter of fiscal year 2025, the Company granted stock options under the 2023 Plan to a new employee to purchase 8,500 shares of the Common Stock at an exercise price of $2.80 per share. The option vests 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

Stock Option Issuance – Employment Inducement Grant

During the first quarter of fiscal year 2025, the Company granted an employment inducement options to an employee to purchase 15,000 shares of the Common Stock at an exercise price of $1.81 per share. The option vest 25% after one year and then in equal quarterly installments over a 36-month period and expires on the tenth anniversary of the grant date.

Stock Option Issuance – Professional Service Fee Grant

During the first quarter of fiscal year 2025, the Company granted a stock options to a professional service vendor to purchase 20,000 shares of the Common Stock at an exercise price of $1.83 per share.  The option vests in equal quarterly installments over twelve months and expires on the fith anniversary of the grant date.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Weighted-average risk-free interest rate	3.41% - 4.33%
Dividend yield	0%
Volatility	245.35% - 248.81%
Expected term (in years)	5.6

RSUs

No RSUs were granted during the first half of fiscal year 2025.

18.   Income Taxes

The Company recorded no income tax expense for the three and six months ended December 31, 2024 and 2023 because the estimated annual effective tax rate was zero. As of December 31, 2024, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

19.   Employee 401(k) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(k) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended December 31, 2024 and 2023, employer contributions made to the

Plan totaled approximately $17,000 and $30,000, respectively. For the six months ended December 31, 2024 and 2023, employer contributions made to the Plan totaled approximately $52,000 and $79,000, respectively. In addition, employer contributions included in loss from discontinued operations totaled approximately $0 and $10,000 for the three and six months ended December 31, 2023, repectively.

20.   Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date through February XX, 2025, the date these financial statements are available to be issued. During this period, there were no material subsequent events requiring disclosure except as discussed below.

2023 Plan

In accordance with the provisions of the 2023 Plan, the Limit increased on January 1, 2025 by 458,383 shares for a total number of awards that can be made under the 2023 Plan of 1,658,383 shares.

2025 Purchase Agreement

On January 10, 2025, the Company entered into the 2025 Purchase Agreement with Investors, pursuant to which the Company agreed to issue and sell to the Investors an aggregate of 240,807 Shares of Common Stock. The purchase price of each Share was $2.72, the last reported closing price of the Common Stock on the date of execution of the 2025 Purchase Agreement, which closing price was greater than the book value of the Common Stock on the date of the execution of the 2025 Purchase Agreement.

The 2025 Private Placement closed on January 10, 2025. The Company received aggregate gross proceeds from the 2025 Private Placement of approximately $655,000, before deducting estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the 2025 Private Placement for working capital purposes.

Woodforest Pre-Funded Warrant

The Pre-Funded Warrant issued to Woodforest under the Settlement Agreement was subsequently assigned by Woodforest to Lynx1 Master Fund LP on January 13, 2025.

AstralBio Exclusive License Agreement

Pursuant to the License Agreement with AstralBio, the fixed upfront fee of $750,000 was settled for 246,087 shares of the Company’s Common Stock based on the volume weighted average price of the Company’s Common Stock as reported by Bloomberg, LP over the five day period ending at 4:00 PM on the day prior to issuance, January 28, 2025.

2024 Pre-Funded Warrants Exercise

In January 2025, 128,070 2023 Pre-Funded Warrants were exercised for proceeds of $13.

ATM Agreement

Under the ATM Agreement, the Sales Agents for the Company sold 32,167 shares in January 2025.  The Company received net proceeds of approximately $102,000.

Exercise of Stock Options

During January 2025, options for 48,300 shares with a grant price of $1.72 were exercised for which the Company received proceeds of $83,076.

Vesting of RSUs

During the third quarter of fiscal year 2025, RSUs for 11,575 shares of Common Stock were vested.

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

Overview

iBio, Inc. (“iBio,” “we,” “us,” or “our”) is a preclinical stage biotechnology company leveraging the power of Artificial Intelligence (AI) for the development of hard-to-drug precision antibodies. Our core mission is to harness the potential of AI and machine learning (ML) to unveil elusive biologics that stand out and have evaded other scientists. Through our innovative AI Drug Discovery Platform, we champion a culture of innovation by identifying novel targets, forging strategic collaborations to enhance efficiency, diversify pipelines, and with the goal of accelerating preclinical processes.  Our proprietary technology stack is designed to minimize downstream development risks by employing AI-guided epitope-steering and monoclonal antibody (mAb) optimization.

Our groundbreaking EngageTx™ technology enables us to target bi-specific molecules. With the ability to navigate sequence diversity and promote Human-Cyno cross reactivity while mitigating cytokine release, our goal is to enhance agility and bolster preclinical safety assessments.  Another key feature of our technology stack is our ShieldTx™  masking technology, which keeps antibodies inactive until they reach diseased tissue. At that point, the masks are removed and the antibodies become active, all with the goal of broadening the therapeutic window and potentially improving both efficacy and safety.

Our strategic approach to fulfilling our mission is outlined as follows:

●	Further develop and expand our technology stack: We are continuously expanding and developing our technology stack to tackle current challenges in antibody discovery.
o	Current challenges in antibody discovery: Key challenges in today’s antibody discovery techniques include:
◾	A limited number of drug targets that can be pursued with traditional antibody discovery techniques.
◾	Lack of antibodies with complex mechanisms of action.
◾	Safety concerns for antibodies against widely expressed targets.
◾	Significant time required to optimize antibody leads.
◾	Lack of early assessment of the developability of antibodies.
o	Our technology platform addresses current challenges in antibody discovery: Our epitope steering technology allows the precise targeting of antibodies against hard-to-drug proteins and challenging target epitopes. This is believed to unlock a vast novel target space and enable the targeting of newly identified epitopes on well-validated proteins for best-in-class drug development. While many approved antibodies function by disrupting protein-protein interactions, the discovery of antibodies with more complex mechanisms has been challenging. Our ability to steer antibodies towards agonistic or cell-activating epitopes, or epitopes that lock protein complexes in certain active or inactive conformations, is believed to enable the creation of antibodies with a wide variety of complex modes of action.

Although bispecific antibodies and antibody-drug conjugates have proven to be highly efficacious, they have also raised safety concerns. Our ShieldTx technology is an integrated part of the discovery process, designed to allow antibodies to be masked and rendered inactive until they reach the intended tissue (e.g., a tumor), where the mask is removed and the antibody is activated. ShieldTx is believed to have the capability of reducing or eliminating adverse effects stemming from on-target, off tumor effects, increase the probability of success in identifying a suitable mask for an antibody, and reduce development time.

o	Lastly, our StableHu technology, coupled with mammalian display technology, has been shown in pre-clinical studies to allow for the reduction of lead optimization times by utilizing single-shot multi-dimensional optimization techniques. This also improves the developability of lead antibodies early in the discovery process.
●	Capital efficient business approach: Our strategic business approach is structured around the following pillars of value creation:

o	Strategic Collaborations: We have leveraged our platform and pipeline by forming strategic partnerships. We aim to become the preferred partner for pharmaceutical and biotechnology companies seeking rapid and cost-effective integration of complex molecules into their portfolios, de-risking their early-stage pre-clinical work. Additionally, rich array of fast follower immune-oncology molecules within our pre-clinical pipeline holds the potential to drive substantial partnerships, opening doors to innovative projects. By tapping into our infrastructure and expertise, partners have the potential to streamline timelines, reduce costs tied to biologic drug discovery applications and cell line process development, and expedite preclinical programs with efficiency.
o	Developing and advancing our in-house programs cost effectively: Clinical advancement is crucial for drug discovery. On December 31, 2024, as a result of the collaboration with AstralBio, Inc. (“AstralBio”), we entered into an exclusive agreement with AstralBio, pursuant to which AstralBio licensed to us an antibody targeting myostatin, now named IBIO-600, for research, diagnosis, treatment, prevention, or management of any disease or medical condition on an worldwide exclusive basis and with the right to grant sublicenses. In parallel, we initiated a bispecific antibody program targeting myostatin/activin A to treat obesity and cardiometabolic disorders, leveraging its proprietary technology stack as well as the technology of IBIO-600. We have the exclusive option to license two (2) additional obesity and cardiometabolic targets from AstralBio and as a result, we will receive the rights to develop, manufacture and commercialize those targets upon exercise. We continue to assess our options to license the remaining three assets, which includes an antibody targeting Activin E, under the AstralBio collaboration to add additional obesity and cardiometabolic programs into our pre-clinical pipeline.
o	Tech Licensing in Diverse Therapeutic Areas: In pursuit of adding value, we are exploring partnerships in diverse therapeutic domains such as CNS, immunology and inflammation or vaccines. Our intention is to license our AI tech stack, extending its benefits to our partners and amplifying its biological impact and insights. This strategic approach enables us to capitalize on the value of our meticulously curated data while empowering collaborations and innovations, while at the same time allowing us to focus on both the platform and our core therapeutic areas, metabolic diseases and oncology.
●	Focused Investment in advancing the platform: We maintain a focused commitment to invest in our platform, continually unlocking the potential of biology through AI and ML.

In essence, we believe that we are sculpting a future where cutting-edge AI-driven biotechnology propels the discovery of intricate biologics, fostering partnerships, accelerating innovation, and propelling the advancement of science.

AI Drug Discovery Platform

Overview

Our AI Drug Discovery Platform comprises of five key components, each playing a crucial role in the discovery and optimization of precision antibodies.

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

From our screening process, we identified CD3 binders with a T-cell binding range spanning more than 1,000-fold and a T-cell activation range over 800-fold. We selected the most promising candidates and evaluated the level of cytokine release they induced. These top clones showed a broad range of potency and efficacy, all performing well compared to SP34, a widely used and clinically tested CD3 binder.

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

Collaborations and Partnerships

As noted above, one of the three pillars of value creation that structures of our strategic business approach are strategic collaborations and partnerships.  At the center of such pillar is our AI Drug Discovery Platform.

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

As a result of this collaboration with AstralBio, we exercised our first option and entered into an exclusive agreement (the “License Agreement”) with AstralBio, pursuant to which AstralBio licensed to us, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the License Agreement) and AstralBio Licensed Know-How (as defined in the License Agreement) to develop, manufacture and commercialize and otherwise exploit IBIO-600 for research, diagnosis, treatment, prevention, or management of any disease or medical condition. We are solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-600 in our discretion, subject to the terms of the License Agreement, and for all costs for all activities related to, the development, manufacture and commercialization of IBIO-600 worldwide.  IBIO-600 was identified by AstralBio using our proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.  In parallel, we initiated a bispecific antibody program targeting myostatin/activin A to treat obesity and cardiometabolic disorders, leveraging our proprietary technology stack as well as the technology of IBIO-600.

We continue to seek out opportunities for future collaborations using our AI Drug Discovery Platform.

Therapeutics

Obesity/Cardiometabolic Diseases

Obesity Strategy

Our obesity strategy is built on three key principles. First, we aim to develop molecules that can be used in combination with, as a follow-up to, or as alternatives to incretin drugs. Second, we prioritize targets with strong genetic or pharmacological validation to ensure a high probability of success. Lastly, we leverage our proprietary technology platform and the unique expertise of our scientific team to design and execute a strategy that is uniquely suited to us, setting us apart from competitors.

Obesity Preclinical Pipeline

IBIO-600

Myostatin, also known as growth differentiation factor 8 (GDF8), is a member of the transforming growth factor-β (TGF-β) family that regulates and limits skeletal muscle growth. A loss of function in the myostatin gene eliminates this inhibitory effect, leading to increased muscle mass and strength. This genetic alteration results in significant muscle hypertrophy (increased size) and hyperplasia (increased number of muscle fibers). While these effects can enhance muscle development, they may also have implications for overall metabolism and cardiovascular health.

In April 2024, as as result of the collaboration with AstralBio, we initiated a program to discover and develop a long-acting anti-myostatin antibody. Using our StableHu platform coupled with mammalian display, we optimized hit antibodies across multiple parameters, including affinity for myostatin, binding to the FcRn receptor, expression levels in mammalian cells, and resistance to poly-reactivity and aggregation. The final candidate, IBIO-600, also demonstrated a beneficial profile between thermostability and resistance to stress conditions during initial testing.

In vitro, IBIO-600 was evaluated in human muscle progenitor cells, where it potently inhibited myostatin. This inhibition facilitated the differentiation of progenitor cells into mature human muscle cells. Interim data from a preclinical study in obese mice showed IBIO-600 dose-dependently prevented lean mass loss when administered in combination with a GLP-1 receptor agonist.

In November 2024, we manufactured a non-cGMP batch of IBIO-600 for a non-human primate (NHP) study. The primary goal of the study was to assess the pharmacokinetic (PK) profile of IBIO-600. Additionally, imaging endpoints were included to measure body composition and detect potential early signs of efficacy, although the study was not powered to detect small changes in lean and fat mass. Dosing for the NHP study commenced in November 2024, with preliminary readouts anticipated in early 2025.

Anti-Myostatin Antibody X Activin A

Activin A is another member of the TGF-β family and is known to modulate muscle growth among its various biological functions. The therapeutic potential of targeting Activin A has been demonstrated by garetosmab, an Activin A antagonist antibody that exhibited promising outcomes in early clinical trials and in published non-human primate data.

Building on these insights, we initiated a program to develop a bispecific antibody targeting both myostatin and Activin A. Leveraging our StableHu platform and mammalian display, this program is in late discovery, where multiple parameters—such as binding affinity, expression levels, and stability—are being optimized. Early in vitro findings in human muscle progenitor cells reveal that the bispecific candidate induces a stronger differentiation of progenitor cells into mature muscle cells compared to antibodies targeting only myostatin or Activin A alone.

Activin E

Activin E, like myostatin and Activin A, is part of the TGF-β superfamily and has been implicated in the regulation of energy homeostasis and overall metabolic health. Human genetic studies provide compelling support for Activin E as a therapeutic target, as individuals carrying protective loss-of-function variants of the INHBE gene exhibit reduced visceral fat, improved lipid profiles, and lower risk of cardiometabolic diseases.

By leveraging our AI Drug Discovery Platform, we believe we have successfully identified the first antibody that inhibits Activin E. Preclinical data from multiple in vitro cell-based assays, including one on a human adipocyte cell line, demonstrated robust blockade of Activin E-mediated signaling. We are now advancing the characterization of this candidate while concurrently identifying additional Activin E antibodies, with the goal of expanding our pipeline of innovative therapies for cardiometabolic disorders.

Immuno-Oncology

Immuno-Oncology Pipeline

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

MUC16 x CD3 Bispecific

MUC16 is a widely recognized cancer antigen overexpressed in several solid tumors, notably ovarian, lung, and pancreatic cancers. In ovarian malignancies, it appears on more than 80% of tumors as a large extracellular protein that tumor cells can shed or glycosylate, potentially diminishing the effectiveness of traditional antibody-based therapies. By contrast, our patented epitope steering AI platform focuses on a region of MUC16 that remains unaltered by shedding or glycosylation, allowing for more consistent tumor targeting and potentially offering a substantial therapeutic advantage.

By using our patented epitope steering AI platform, we identified multiple monoclonal antibodies binding specifically to the non-shed region of MUC16, with no detectable binding to the shed fragment. Our lead molecule demonstrated binding to MUC16 in OVCAR-3 ovarian cancer cells, reinforcing its potential as a viable therapeutic candidate. Subsequent humanization, a critical step for reducing immunogenicity, preserved the molecule’s potent affinity for both the engineered epitope and the native form of MUC16 in OVCAR-3 cells.

Building on this progress, we employed our EngageTx T-Cell Engager platform to combine our most advanced MUC16 clone with eight distinct CD3 binders. Evaluation of these bispecific constructs in in vitro tumor cell-killing assays revealed a potency range of approximately 60,000-fold, underscoring the platform’s versatility. Furthermore, T-cell activation and cytokine release data demonstrated a diverse spectrum of potencies. This enables us to select an optimal candidate that balances robust tumor cell killing with a reduced risk of excessive cytokine release.

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

Our CCR8 antibody has shown promise in a mouse model for colon cancer. Preclinical studies conducted by us show our anti-CCR8 molecule inhibited tumor growth and achieved a 22 percent reduction in tumor size compared to its pre-treatment dimensions.  We have specifically engineered the anti-CCR8 molecule as a high Antibody-Dependent Cellular Cytotoxicity (ADCC) antibody to enhance its ability to attack cancer cells.

Recent Developments

Board Appointments

On November 25, 2024, we announced the appointment of biotech industry veterans David Arkowitz and António Parada to our Board of Directors.

Issuance of Shares to AstralBio

In consideration for the rights and licenses granted by AstralBio to the Company in the License Agreement, paid AstralBio an upfront license fee in the amount of $750,000. The fixed upfront fee was settled with the issuance of 246,087 shares of our Common Stock based on the volume weighted average price of our Common Stock as reported by Bloomberg, LP over the five day period ending at 4:00 PM on the day prior to issuance, January 28, 2025.

Liquidity and Capital Resources

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company’s ability to continue as a going concern. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months from the date of filing this Report for the quarterly period ended December 31, 2024. Our auditors also included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended June 30, 2024 with respect to this uncertainty.

In an effort to mitigate the substantial doubt about continuing as a going concern and increase cash reserves, we have raised funds from time to time through equity offerings or other financing alternatives, reduced our workforce, entered into a collaboration agreement to discover and develop novel antibodies for obesity and other cardiometabolic diseases and sold certain intellectual property rights. Potential options being considered to further increase liquidity, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, grant revenue or collaborations, or a combination thereof. There can be no assuance that we will be successful in these financing activities.  However, we anticipate that our expenses will increase as it continues its research and development activities and conducts clinical trials.

On July 3, 2024, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets, LLC and Craig-Hallum Capital Group LLC (the “Sales Agents”) providing for the sale us of our common stock, par value $0.001 per share (the “Common Stock”), from time to time, through the Sales Agents, with certain limitations on the amount of Common Stock that may be offered and sold by us as set forth in the ATM Agreement (the “ATM”). Offers and sales of shares of Common Stock by us, if any, under the ATM Agreement, is subject to the effectiveness of our shelf registration statement on Form S-3, filed with the SEC on July 3, 2024 which became effective on August 6, 2024. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement included in the Registration Statement is currently $7,350,000, which is based on the limitations of General Instruction I.B.6 of Form S-3. No Common Stock was sold under this agreement as of December 31, 2024.  In January 2025, our Sales Agents sold 32,167 shares and we received net proceeds of approximately $102,000.

On January 10, 2025, we entered into a securities purchase agreement (the “2025 Purchase Agreement”) with certain of our officers and directors (the “Investors”), pursuant to which we sold to the Investors, in a private placement priced at-the-market (the “2025 Private Placement”) consistent with the rules of the NYSE American LLC (“NYSE American”), an aggregate of 240,807 shares (the “Shares”) of Common Stock. The purchase price of each Share was $2.72, the last reported closing price of the Common Stock on the date of execution of the 2025 Purchase Agreement, which closing price was greater than the book value of the Common Stock on the date of the execution of the 2025 Purchase Agreement. The 2025 Private Placement closed on January 10, 2025. We received aggregate gross proceeds from the 2025 Private Placement of approximately $655,000, before deducting estimated offering expenses payable by us. We intend to use the net proceeds from the 2025 Private Placement for working capital purposes.

Our cash, cash equivalents and restricted cash of approximately $7.2 million as of December 31, 2024, is anticipated to be sufficient to support operations into the first quarter of fiscal year 2026, unless we reduce our burn rate further or raise additional capital. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plans. It is our goal to implement one or more potential options described above to allow us to have a cash runway for at least 12 months from the date of the filing of this Report. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Results of Operations – Comparison of the three months ended December 31, 2024 and 2023

Revenue

Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on our AI-driven discovery platform for which to date we have not generated any material revenue. We may have revenue with the AI-driven discovery platform in the future. Revenue in the amount of $0.2 million was recognized for services provided to a collaborative partner during the three months ended December 31, 2024. No revenue was recognized for the three months ended December 31, 2023.

Research and Development Expenses (“R&D”)

R&D expenses for the three months ended December 31, 2024 and 2023 were $1.9 million and $1.5 million, respectively, an increase of approximately $0.4 million. The increase in R&D expenses is mainly due to increased spend on consumable supplies, consultants and outside services as a result of increased research activities. This increase was partially offset by a reduction in personnel related costs.

General and Administrative Expenses (“G&A”)

G&A expenses for the three months ended December 31, 2024 and 2023 were approximately $2.7 million and $3.0 million, respectively, a decrease of ($0.3) million. The decrease in expenses is primarily attributable to the reduction of consulting fees and outside services. The decreases were partially offset by an increase in travel expenses.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended December 31, 2024 were approximately $4.6 million, compared to approximately $4.5 million in the same period of fiscal year 2023.

Discontinued Operations

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO, LLC) in order to complete our transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, we completed a workforce reduction and discontinued the CDMO operations. CDMO operations were classified as discontinued operations on our financial statements through the fiscal year ended June 30, 2024. The loss from Discontinued Operations for the three months ended December 31, 2023 was approximately ($3.7) million which primarily consisted of a ($3.1) million impairment of fixed assets, approximately ($0.3) million of interest related to the term note payable on the former iBio CDMO facility sold on May 31, 2024, and approximately ($0.3) million of costs to maintain the former facility prior to its sale.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended December 31, 2024 was ($4.4) million, or ($0.48) per share. Net loss from continuing operations for the three months ended December 31, 2023 was approximately ($4.5) million, or ($2.42) per share.

Results of Operations – Comparison of the six months ended December 31, 2024 and 2023

Revenue

Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on our AI-driven discovery platform for which to date we have not generated any material revenue. We may have revenue with the AI-driven discovery platform in the future. Revenue in the amount of $0.2 million was recognized for services provided to a collaborative partner during the six months ended December 31, 2024. Revenue for the six months ended December 31, 2023 in the amount of $0.05 million was related to a research licensing agreement utilizing our AI-driven discovery platform.

Research and Development Expenses (“R&D”)

R&D expense for the six months ended December 31, 2024 and 2023 were approximately $3.2 million and $3.1 million, respectively. The slight increase in R&D expense was primarily due to increased spend on consumable supplies, consultants and outside services as a result of increased research activities and offset by a reduction in personnel related costs when compared to the six months ended December 31, 2023.

General and Administrative Expenses (“G&A”)

G&A expenses for the six months ended December 31, 2024 and 2023 were approximately $5.5 million and $6.5 million, respectively, a decrease of ($1.0) million. The decrease in expenses is primarily attributable to the reduction of personnel related costs, consulting fees and outside services and lower negotiated insurance premiums. The decreases were partially offset by an increase in travel expenses.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the six months ended December 31, 2024 were approximately $8.7 million, compared to approximately $9.6 million in the same period of fiscal year 2023.

Discontinued Operations

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO, LLC) in order to complete our transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, we completed a workforce reduction and discontinued the CDMO operations. CDMO operations were classified as discontinued operations on our financial statements through the fiscal year ended June 30, 2024. The loss from Discontinued Operations for the six months ended December 31, 2023 was approximately ($4.4) million which primarily consisted of a ($3.1) million impairment of fixed assets, approximately ($0.7) million of interest related to the term note payable on the former iBio CDMO facility sold on May 31, 2024, and approximately ($0.6) million of costs to maintain the former facility prior to its sale.

Net Loss from Continuing Operations

Net loss from continuing operations for the six months ended December 31, 2024 was ($8.4) million, or ($0.94) per share. Net loss from continuing operations for the six months ended December 31, 2023 was approximately ($9.6) million, or ($6.27) per share.

Uses of Cash and Funding Requirements

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately ($7.6) million for the six months ended December 31, 2024, compared to net cash used in operating activities of ($10.0) million for the six months ended December 31, 2023. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of approximately $0.7 million for the six months ended December 31, 2024 was due to the payment received for interest and principal on the promissory note receivable. Net cash provided by investing activities was approximately $0.1 million for the six months ended December 31, 2023.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities during the six months ended December 31, 2024, was approximately ($0.3) million and was attributable to payments towards debt, including the finance lease obligations, term promissory note and equipment financing loan. Net cash provided by financing activities was approximately $6.5 million for the six months ended December 31, 2023.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of December 31, 2024, our accumulated deficit was approximately ($322.2) million and we used approximately ($7.6) million of cash for operating activities during the six months ended December 31, 2024. As of December 31, 2023, our accumulated deficit was approximately ($313.8) million and we used approximately ($10.0) million of cash for operating activities during the six months ended December 31, 2023.

We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies, through potential proceeds from the sale or out-licensing of assets, grant revenue or collaborations, and through proceeds from the sale of additional equity or other securities. However, there can be no assurance that we will be successful in implementing these plans, many of which will take several years before we realize proceeds. We cannot be certain that such funding will be available on favorable terms or available at all. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”s), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2024, we were not involved in any SPE transactions.

Critical Accounting Estimates

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2024, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following accounting estimate had a material impact on our results of operations for the three and six months ended December 31, 2024.

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

There were no triggering events identified in the first half of fiscal 2025. We will continue to monitor the value of the IP as part of our annual accounting policy for impairment of long-lived assets. The primary impairment indicators that may arise in the near future are (1) any sustained decline in our common stock market price and (2) FDA decisions on similar competing technologies that are applying for Phase 1 approval.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity.  In an effort to improve liquidity and our runway, we have consummated the sale of our Facility, reduced our work force, signed a collaboration with AstralBio with to discover and develop novel antibodies for obesity and other cardiometabolic diseases, entered into a securities purchase agreement for a PIPE financing resulting in gross proceeds of approximately $15.0 million and a second PIPE financing with officers and directors resulting in gross proceeds of approximately $655,000, and entered into an ATM Agreement with the Sales Agents providing for the sale of our Common Stock, from time to time.  Potential options being considered to further increase liquidity, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, grant revenue or collaborations, or a combination thereof. There is uncertainty as to the availability of grant funding due to the new administration. However, we anticipate that our expenses will increase as we continue our research and development activities and conduct clinical trials.

Despite the proceeds from the PIPE financing, our cash, cash equivalents and restricted cash of $7.2 million as of December 31, 2024, is not anticipated to be sufficient to support our operations beyond the first quarter of fiscal year 2026, unless we reduce our burn rate further or raise additional capital. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital in order to fully execute our near and long-term business plans.

There can be no assurance that our collaboration with AstralBio will be successful or will result in into agreements for the sale or out-licensing of any of our product candidates on favorable terms or that the exploration of potential options will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.  If we determine to change our business strategy, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of December 31, 2024, we have an accumulated deficit of $322.2 million.  As a result of our continued losses, our cash resources have not been sufficient to sustain our operations, and we have continued to depend on financing transactions to generate sufficient cash to stay in operation. During the six months ended December 31, 2024, we used net cash in operating activities of $7.6 million and we are currently incurring negative operating cash flows of approximately $1.2 million per month.

We held cash, cash equivalents and restricted cash of $7.2 million as of December 31, 2024. Based on current trends and activities, there is significant doubt that we can continue as a going concern beyond the first quarter of fiscal year 2026. We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity. Potential options being considered to increase liquidity include focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates or parts of the business, raising money from capital markets, grant revenue or collaborations, or a combination thereof. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. We believe based on input from expert advisors, that it is likely we will be able to implement one or more options that will extend our cash runway for 12 months or more from the date of the filing this Report. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our condensed consolidated financial statements as of and for the year ended June 30, 2024 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months after the issuance of our financial statements. Our auditors also included an explanatory paragraph in its report on our financial statements as of and for the year ended June 30, 2024 with respect to this uncertainty. If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives or initiate steps to cease operations or liquidate our assets.

We have incurred significant losses since our inception. We expect to incur losses during our next Fiscal year, we do not anticipate generating significant revenue for several years and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our  net loss from continuing operations was approximately ($8.4) million and ($9.6) million for the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of approximately ($322.2) million.

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

We have applied for government grants to support some of our research and development activities for our product candidates.  If we do not obtain the grants we applied for or other grants, we currently do not anticipate developing certain of our product candidates. It is unclear how additional healthcare reform measures under the Trump administration will impact grant funding for healthcare research and development. Complying with any new legislation and regulatory requirements could be time-intensive and expensive.  Even if we obtain grant funding, the terms of the grant funding may be restrictive. Often government grants include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters.

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

Changes to trade policy, including tariff and customs regulations, or failure to comply with such regulations may have an adverse effect on our reputation, business, financial condition and results of operations.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners, including China, where we have engaged a vendor. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below, the Company has not sold any unregistered securities during the second quarter of fiscal year 2025:

The issuance during the second quarter of an option agreement to a professional service vendor to purchase 20,000 shares of the Common Stock at an exercise price of $1.83 per share. The option vests in equal quarterly installments over a 12-month period and expires on the fifth anniversary of the grant date. The issuance of the option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

The issuance of 246,087 shares of our Common Stock based on the volume weighted average price of our Common Stock as reported by Bloomberg, LP over the five day period ending at 4:00 PM on the day prior to issuance, January 28, 2025. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “nonRule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit No.	Description
3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 – File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 – File No. 001-35023)

3.3

Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.6

Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.7

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022 – File No. 000-53125)

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.9

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2022 – File No. 001-35023)

3.10

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – File No. 001-35023)

10.1†

Exclusive License Agreement, dated December 31, 2024, by and between iBio, Inc. and AstralBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2025 – File No. 001-35023)

10.2

Form of Securities Purchase Agreement, dated January 10, 2025, by and between the Company and the purchasers listed on the signature page thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2025 – File No. 001-35023)

31.1*

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

*   Filed herewith.

†   The Company has omitted certain portions of this exhibit which are indicated therein by [**] in accordance with Item 601(b)(10) of Regulation S-K. The Company agrees to furnish unredacted copies of these exhibits to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: February 10, 2025	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer and Chief Scientific Officer Principal Executive Officer

Date: February 10, 2025	/s/ Felipe Duran
Felipe Duran
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer