Form 10-Q
period 2025-03-31
iBio, Inc.
filed 2025-05-02
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(979) 446-0027

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock	IBIO	The Nasdaq Stock Market LLC

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of May 1, 2025: 16,519,281

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	June 30,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,959	$14,210
Promissory note receivable and accrued interest	—	713
Prepaid expenses and other current assets	1,101	749
Total Current Assets	6,060	15,672

Restricted cash	223	215
Promissory note receivable	1,129	1,081
Finance lease right-of-use assets, net of accumulated amortization	136	339
Operating lease right-of-use asset	2,142	2,401
Fixed assets, net of accumulated depreciation	3,284	3,632
Intangible assets, net of accumulated amortization	6,103	5,368
Security deposits	26	26
Total Assets	$19,103	$28,734

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,477	$358
Accrued expenses	1,325	2,028
Finance lease obligations - current portion	130	299
Operating lease obligation - current portion	476	436
Equipment financing payable - current portion	110	178
Term promissory note - current portion	824	218
Insurance premium financing payable	455	123
Contract liabilities	600	200
Total Current Liabilities	5,397	3,840

Finance lease obligations - net of current portion	—	53
Operating lease obligation - net of current portion	2,325	2,688
Equipment financing payable - net of current portion	—	63
Term promissory note - net of current portion	—	766
Total Liabilities	7,722	7,410

Stockholders' Equity
Series 2022 Convertible Preferred Stock - $0.001 par value; 1,000,000 shares authorized at March 31, 2025 and June 30, 2024; 0 shares issued and outstanding as of March 31, 2025 and June 30, 2024	—	—
Common stock - $0.001 par value; 275,000,000 shares authorized at March 31, 2025 and June 30, 2024; 10,066,276 and 8,623,676 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	10	9
Additional paid-in capital	338,432	335,162
Accumulated deficit	(327,061)	(313,847)
Total Stockholders’ Equity	11,381	21,324
Total Liabilities and Stockholders' Equity	$19,103	$28,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024

Revenue	$—	$—	$200	$50

Operating expenses:
Research and development	1,906	904	5,088	4,045
General and administrative	2,973	2,722	8,516	9,230
Total operating expenses	4,879	3,626	13,604	13,275

Operating loss	(4,879)	(3,626)	(13,404)	(13,225)

Other income (expense):
Interest expense	(54)	(52)	(168)	(112)
Interest income	72	43	358	140
Gain on sale of intellectual property	—	1,000	—	1,000
Total other income	18	991	190	1,028

Net loss from continuing operations	(4,861)	(2,635)	(13,214)	(12,197)

Loss from discontinued operations	—	(537)	—	(4,932)

Net loss	$(4,861)	$(3,172)	$(13,214)	$(17,129)

Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - continuing operations	$(0.49)	$(0.71)	$(1.44)	$(5.43)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - discontinued operations	$—	$(0.14)	$—	$(2.19)
Loss per common share attributable to iBio, Inc. stockholders - basic and diluted - total	$(0.49)	$(0.85)	$(1.44)	$(7.62)

Weighted-average common shares outstanding - basic and diluted	9,862	3,713	9,202	2,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands)

Nine Months Ended March 31, 2025

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2024	8,624	$9	$335,162	$(313,847)	$21,324

Common stock issued	2	*	4	—	4
Vesting of RSUs	12	*	—	—	—
Share-based compensation	—	—	415	—	415
Net loss	—	—	—	(3,989)	(3,989)

Balance as of September 30, 2024	8,638	$9	$335,581	$(317,836)	$17,754

Common stock issued	500	*	(1)	—	(1)
Exercise of stock options	18	*	31	—	31
Vesting of RSUs	12	*	—	—	—
Share-based compensation	—	—	475	—	475
Net loss	—	—	—	(4,364)	(4,364)

Balance as of December 31, 2024	9,168	$9	$336,086	$(322,200)	$13,895

Common stock issued	586	1	1,127	—	1,128
Exercise of stock options	55	*	99	—	99
Vesting of RSUs	12	*	—	—	—
Share-based compensation	—	—	370	—	370
AstralBio Exclusive License Agreement shares issued	246	*	750	—	750
Net loss	—	—	—	(4,861)	(4,861)

Balance as of March 31, 2025	10,067	$10	$338,432	$(327,061)	$11,381

* Represents amount less than 0.5 thousand.

Nine Months Ended March 31, 2024

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2023	1,015	$1	$304,320	$(288,940)	$15,381

Common stock issued	363	*	2,809	—	2,809
Vesting of RSUs	4	*	—	—	—
Share-based compensation	—	—	765	—	765
Net loss	—	—	—	(5,746)	(5,746)

Balance as of September 30, 2023	1,382	$1	$307,894	$(294,686)	$13,209

Common stock issued	1,858	2	3,748	—	3,750
Payment for fractional shares after reverse stock split	(1)	*	(7)	—	(7)
Vesting of RSUs	5	*	—	—	—
Share-based compensation	—	—	456	—	456
Net loss	—	—	—	(8,211)	(8,211)

Balance as of December 31, 2023	3,244	$3	$312,091	$(302,897)	$9,197

Common stock issued	5,253	6	18,375	—	18,381
Vesting of RSUs	20	*	—	—	—
Share-based compensation	—	—	457	—	457
Net loss	—	—	—	(3,172)	(3,172)

Balance as of March 31, 2024	8,517	$9	$330,923	$(306,069)	$24,863

* Represents amount less than 0.5 thousand.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Consolidated net loss	$(13,214)	$(17,129)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	1,260	1,678
Amortization of intangible assets	15	15
Amortization of finance lease right-of-use assets	203	203
Amortization of operating lease right-of-use assets	260	259
Depreciation of fixed assets	363	492
Gain on sale of fixed assets	—	(50)
Accrued interest receivable on promissory note receivable	(47)	(66)
Amortization of deferred financing costs	—	120
Impairment of fixed assets	—	3,100
Gain on sale of intangible assets	—	(1,000)
Accrued payment in kind on Term Loan	—	(402)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(21)	318
Accounts payable	1,119	(621)
Accrued expenses	(704)	(496)
Operating lease obligations	(323)	(296)
Contract liabilities	400	175
Net cash used in operating activities	(10,689)	(13,700)

Cash flows from investing activities:
Payment received for interest and principal on promissory note receivable	712	—
Sale proceeds for intangible assets	—	1,000
Purchases of fixed assets	(15)	—
Sales proceeds for fixed assets	—	50
Net cash provided by investing activities	697	1,050

Cash flows from financing activities:
Proceeds from sales of common stock	1,131	11,204
Payments for fractional shares after reverse stock split	—	(7)
Proceeds from the exercise of stock options	130	—
Subscription receivable	—	204
Payment of equipment financing loan	(131)	(118)
Proceeds from term promissory note	—	895
Payment of term promissory note	(160)	(39)
Payment of term note payable	—	(436)
Payment of finance lease obligation	(221)	(201)
Net cash provided by financing activities	749	11,502

Net decrease in cash, cash equivalents and restricted cash	(9,243)	(1,148)
Cash, cash equivalents and restricted cash - beginning	14,425	7,579
Cash, cash equivalents and restricted cash - end	$5,182	$6,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended
	March 31,
	2025		2024
Schedule of non-cash activities:
Indefinite-lived intangible asset addition		$750	$—
Shares issued to AstralBio for license fee		$(750)	$—
Insurance premium financing		$697	$669
Subscription receivable		$—	$14,104
Costs to raise capital paid directly from gross proceeds		$—	$1,468
Costs to raise capital included in accrued expenses		$—	$369
Cost accrued to amend term note payable	$		$30
Reserves related to term promissory note included in prepaid expenses	$		$109
Costs related to term promissory note paid directly from gross proceeds	$		$68

Supplemental cash flow information:
Cash paid during the period for interest		$168	$401

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

iBio’s technology stack also includes ShieldTx™, an antibody masking technology enabling the creation of conditionally activated antibodies. These masks keep antibodies inactive until they reach diseased tissue, where the masks are removed, and the antibodies are activated. This mechanism is thought to broaden the therapeutic window, potentially improving the efficacy and safety of treatments. Conditionally activated antibodies are also believed to enable the use of drug combinations that are otherwise considered too toxic, and they open the door to pursuing targets which, due to their expression in multiple tissues, would otherwise raise safety concerns.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2025 and the results of its operations and its cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

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

The Company generated negative cash flows from operations of approximately $10.7 million for the nine months ended March 31, 2025. Historically, the Company’s liquidity needs have been met by the sale of common shares, and the issuance of common shares through the exercise of warrants. As of March 31, 2025, iBio had total current assets of approximately $6.1 million, of which approximately $5.0 million was cash and cash equivalents. The Company incurred a net loss of approximately $13.2 million during the nine months ending March 31, 2025. For the nine months ended March 31, 2025, the Company has a loss from operations of $13.4 million.

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raise substantial doubt about the Company's ability to continue as a going concern. Management’s current financing and business plans have not mitigated such substantial doubt about the Company’s ability to continue as a going concern for at least 12 months from the date of filing this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (the “Quarterly Report”).

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

On July 3, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets, LLC and Craig-Hallum Capital Group LLC (collectively, the “Sales Agents”) providing for the issuance and sale by the Company of its common stock, par value $0.001 per share (the “Common Stock”), from time to time, through the Sales Agents, with certain limitations on the amount of Common Stock that may be offered and sold by the Company as set forth in the ATM Agreement (the “ATM”). Offers and sales of shares of Common Stock by the Company, if any, under the ATM Agreement, are subject to the effectiveness of the Company’s shelf registration statement on Form S-3, filed with the SEC on July 3, 2024, which became effective on August 6, 2024. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement included in the Registration Statement is currently $7,350,000, which is based on the limitations of General Instruction I.B.6 of Form

S-3. Under the ATM Agreement, the Sales Agents for the Company sold 32,167 shares during the quarterly period ended March 31, 2025. The Company received net proceeds of approximately $102,000. The Company also sold additional shares under the ATM agreement subsequent to the period ended March 31, 2025. See Note 15 – Stockholders’ Equity and Note 20 – Subsequent Events for additional information.

On January 10, 2025, the Company entered into a securities purchase agreement (the “2025 Purchase Agreement”) with certain of its officers and directors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a private placement priced at-the-market (the “2025 Private Placement”) consistent with the rules of the NYSE American LLC (“NYSE American”), an aggregate of 240,807 shares (the “Shares”) of Common Stock. The purchase price of each Share was $2.72, the last reported closing price of the Common Stock on the date of execution of the 2025 Purchase Agreement, which closing price was greater than the book value of the Common Stock on the date of the execution of the 2025 Purchase Agreement.  The 2025 Private Placement closed on January 10, 2025 and the Company received aggregate gross proceeds from the 2025 Private Placement of approximately $655,000, before deducting estimated offering expenses payable by the Company.

On April 29, 2025, the Company entered into a warrant inducement agreement (the “Inducement Agreement”) with institutional investors that are holders (the “Holders”) of certain existing warrants (the “Existing Warrants”) to purchase shares of Common Stock  of the Company.  Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash on April 29, 2025 the Existing Warrants to purchase an aggregate of 5,626,685 shares of Common Stock at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of the Nasdaq Capital Market, as of the close of trading on April 28, 2025.  In consideration of the Holders’ agreement to exercise the Existing Warrants in accordance with the Inducement Agreement, the Company agreed to issue new warrants (the “Inducement Warrants”) to purchase up to 11,253,370 shares of Common Stock, which is equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing Warrants (the “Inducement Warrant Shares”), for consideration of $0.125 per Inducement Warrant. The Company received aggregate gross proceeds of approximately $6.2 million from the exercise of the Existing Warrants and the sale of the Inducement Warrants, before deducting offering fees and other expenses payable by the Company.  See Note 20 – Subsequent Events for additional information.

The accompanying condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Reverse Stock Split

On November 27, 2023, the Company’s Board of Directors (the “Board”) approved the implementation of a reverse stock split (the “2023 Reverse Split”) at a ratio of one-for-twenty (1:20) shares of the Company's Common Stock. The 2023 Reverse Split was effective as of November 29, 2023. All share and per share amounts of the Common Stock presented in this Quarterly Report have been retroactively adjusted to reflect the 2023 Reverse Split. See Note 15 – Stockholders’ Equity for additional information.

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

In connection with the purchase of the Facility, iBio CDMO entered into a Credit Agreement, dated November 1, 2021 (the “Credit Agreement”), with Woodforest National Bank (“Woodforest”) pursuant to which Woodforest had provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan was evidenced by a Term Note (the “Term Note”).  On May 17, 2024, iBio CDMO, the Company and Woodforest entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) which provided that iBio CDMO would pay to Woodforest the proceeds of the sale of the Property under the 2024 Purchase and Sale Agreement when received, determine in consultation with Woodforest the remaining balance due under the Credit Agreement (the “Indebtedness Deficiency Amount”) and thereafter the Company issued to Woodforest a pre-funded warrant to purchase 1,560,570 shares of Common Stock (“Pre-Funded Warrant”).  (See Note 12 – Debt for additional information.)

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

During the fiscal year ended June 30, 2024, the Company recorded an additional fixed asset impairment charge of $3.1 million, a loss on the sale of the Facility of approximately $4.8 million and a gain on the extinguishment of debt of approximately $0.8 million in discontinued operations. (See Note 5 – Financial Instruments, Note 10 – Fixed Assets and Note 12 – Debt for additional information.)

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

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the loss from discontinued operations presented separately in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended	Nine Months Ended
	March 31, 2024	March 31, 2024
Operating expenses:
General and administrative	245	916
Fixed asset impairments	—	3,100
Gain on sale of fixed assets	—	(50)
Total operating expenses	245	3,966

Other expenses:
Interest expense - term note payable	(292)	(966)
Total other expenses	(292)	(966)

Loss from discontinued operations	$(537)	$(4,932)

The following table presents the supplemental disclosures related to discontinued operations for the condensed consolidated statements of cash flows (in thousands):

Nine Months Ended
March 31, 2025
Amortization of finance lease right-of-use assets	$8
Fixed asset impairments	3,100
Sales proceeds of fixed assets	50

Supplemental cash flow information:
Cash paid during the period for interest	490

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on its estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. At March 31, 2025 and June 30, 2024, the Company determined that an allowance for credit losses was not needed. The Company had accounts receivable of $0 at June 30, 2023.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicate a loss will be incurred, a provision for the entire loss on the contract is made. At March 31, 2025 and June 30, 2024, the Company had no credit loss provisions.

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

No revenue was recognized for the three months ended March 31, 2025 and 2024. For the nine months ended March 31, 2025, revenue in the amount of $200,000 was recognized for services provided to a collaborative partner. Revenue in the amount of $50,000 was recognized from a non-refundable upfront license fee for the nine months ended March 31, 2024.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At March 31, 2025, June 30, 2024 and June 30, 2023, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At March 31, 2025, June 30, 2024 and June 30, 2023 contract liabilities were $600,000, $200,000 and $0, respectively. The Company recognized revenue of $0 and $200,000 during the three and nine months ended March 31, 2025, respectively, that was included in the contract liabilities balance as of June 30, 2024.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at March 31, 2025 and June 30, 2024 consisted of money market accounts. Restricted cash at March 31, 2025 includes a letter of credit obtained related to the San Diego operating lease (see Note 14 – Operating Lease Obligations for additional information) and a Company purchasing card. The Company’s bank requires an additional 5% collateral held above the actual letters of credit issued for the San Diego lease and Company purchasing card. Restricted cash was approximately $0.2 million at March 31, 2025 and June 30, 2024.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	March 31,	June 30,
	2025	2024
Cash and equivalents	$4,959	$14,210
Collateral held for letter of credit - San Diego lease	198	198
Collateral held for Company purchasing card	25	17
Total cash, cash equivalents and restricted cash	$5,182	$14,425

The collateral held for the letters of credit for the San Diego lease and the Company purchasing card are classified as long-term on the condensed consolidated balance sheets at March 31, 2025 and June 30, 2024.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Research and development expense was reported in continuing operations for the three and nine months ended March 31, 2025 and 2024. No research and development expense was reported in discontinued operations for the three and nine months ended March 31, 2025 and 2024.

Right-of-Use Assets

Assets held under the terms of finance (capital) leases are amortized on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under finance (capital) leases are shown within liabilities and are analyzed between the amounts falling due within and after one year. See Note 8 – Finance Lease ROU Assets and Note 13 – Finance Lease Obligations for additional information.

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

The Company accounts for definite life intangible assets at either their historical cost or allocated purchase price at asset acquisition and records amortization utilizing the straight-line method based upon their estimated useful lives. Intellectual property is amortized over 20 years. The Company reviews the carrying value of its definite life intangible assets for impairment whenever events or changes in business circumstances indicate the carrying amount of such assets may not be fully recoverable. The carrying value is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss is measured as the amount by which the carrying amount exceeds its fair value.

For indefinite life intangible assets, the Company performs an impairment test annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company determines the fair value of the asset annually or when triggering events are present, based on discounted cash flows and records an impairment loss if book value exceeds fair value.

Evaluating impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in the Company’s business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

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

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At March 31, 2025 and June 30, 2024, amounts in excess of insured limits were approximately $725,000 and $664,000, respectively.

Revenue

During the three months ended March 31, 2025 and March 31, 2024, the Company reported no revenue from continuing operations. During the nine months ended March 31, 2025, the Company reported revenue from continuing operations from one collaborative partner. During the nine months ended March 31, 2024, the Company reported license revenue from continuing operations from one research collaborator.

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

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB ASC. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The ASU has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact the required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU will be effective for public companies for annual periods beginning after December 15, 2024. The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements.

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

5.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and equipment financing payable in the Company’s condensed consolidated balance sheets approximated their fair values as of March 31, 2025 and June 30, 2024 due to their short-term nature. The carrying value of the promissory note receivable, term promissory note payable and finance lease obligations approximated fair value as of March 31, 2025 and June 30, 2024 as the interest rates related to the financial instruments approximated market.

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

6. Significant Transactions

AstralBio Exclusive License Agreements

On December 31, 2024, the Company entered into an exclusive agreement related to myostatin (the “Myostatin License Agreement”) with AstralBio, Inc. (“AstralBio”), pursuant to which AstralBio has licensed to the Company, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Myostatin License Agreement) and AstralBio Licensed Know-How (as defined in the Myostatin License Agreement) to develop, manufacture and commercialize and otherwise exploit any product directed to GDF8 (myostatin) that contains the licensed antibody targeting myostatin, now named IBIO-600, for research, diagnosis, treatment, prevention, or management of any disease or medical condition (the “Myostatin Licensed Product”).

The Company will be solely responsible for all decisions related to the launch, sales and marketing and promotion of the Myostatin Licensed Products in its discretion, subject to the terms of the Myostatin License Agreement, and for all costs for all activities related to, the development, manufacture and commercialization of the Myostatin Licensed Product worldwide. In consideration for the rights and licenses granted by AstralBio to the Company in the Myostatin License Agreement, the Company has agreed to pay AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days after the effective date of the Myostatin License Agreement, which the Company paid by issuing AstralBio 246,087 shares of its Common Stock on January 28, 2025 and (ii) upon the occurrence of specified developmental and commercial milestones, milestone payments of up to a total of $28 million, which can be paid by cash or, provided the Company remains listed on the NYSE American or another national stock exchange at the time of the payment, the Company issuing shares of its Common Stock, subject to approval of the issuance of any such shares by NYSE American or another national stock exchange at the time of the payment, and provided, however, in no event shall the Company issue to AstralBio pursuant to the Myostatin License Agreement resulting in AstralBio owning more than 19.9% of the total number of shares of Common Stock of the Company as of the date of entering into the Myostatin License Agreement.  In the event the Company sublicenses the Myostatin

Licensed Product or a product that includes the Myostatin Licensed Product, the Company will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

The Myostatin License Agreement will remain in effect at all times and thereafter, unless and until terminated earlier pursuant to the Myostatin License Agreement. The Myostatin License Agreement can be terminated (i) by the Company for any reason or no reason upon 45 days’ written notice to AstralBio (ii) by either party upon written notice to the other party if the other party materially breaches the Myostatin License Agreement and such breach is not cured to the reasonable satisfaction of the non-breaching party within 90 days of receipt of such written notice (iii) by either party upon certain bankruptcy or insolvency events and (iv) by AstralBio if the Company or any sublicensee challenges the patentability, enforceability or validity of any claim related to any AstralBio Licensed Patent or the secret and substantial nature of any AstralBio Licensed Know-How, subject to certain exceptions as set forth in the Myostatin License Agreement.

The Myostatin Licensed Product, IBIO-600, was identified by AstralBio using the Company’s proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life. In parallel, the Company initiated a bispecific antibody program targeting myostatin/activin A to treat obesity and cardiometabolic disorders, leveraging its proprietary technology stack as well as the technology of IBIO-600.

The Company recorded an indefinite-lived intangible asset for the exclusive license in the amount of $750,000. Pursuant to the Myostatin License Agreement with AstralBio, the fixed upfront fee of $750,000 for the exclusive license was settled for 246,087 shares of the Company’s Common Stock based on the volume weighted average price of the Company’s Common Stock as reported by Bloomberg, LP over the five day period ending at 4:00 PM on the day prior to issuance, January 28, 2025. See Note 15 – Stockholders’ Equity for additional information.

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

The Credit Agreement

In connection with the PSA, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan to purchase the Facility (the “Term Loan”), which Term Loan was evidenced by a term note (the “Term Note”). The Term Loan was advanced in full on the closing date. See Note 12 – Debt for additional information of the Term Loan.

The Warrant

As part of the consideration for the purchase and sale of the rights set forth above, the Company issued Bryan Capital a Warrant to purchase 2,579 shares of the Common Stock at an exercise price of $665 per share. The Warrant expires on October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits. Of the total shares that can be exercised under the Warrant, 579 of such shares were valued at $217,255 to reflect the final payment of rent due under the Sublease.  The Warrant, as shown on the consolidated statements of equity, was recorded in additional paid-in capital with the corresponding activity included in the basis of the purchase price allocation of the Ground Lease Property acquired.  See Note 15 – Stockholders’ Equity for additional information.

RubrYc

On August 23, 2021, the Company entered into a series of agreements with RubrYc Therapeutics, Inc. (“RubrYc”) described in more detail below:

Collaboration and License Agreement

The Company entered into a collaboration and licensing agreement (the “RTX-003 License Agreement”) with RubrYc to further develop RubrYc’s immune-oncology antibodies in its RTX-003 campaign. Under the terms of the agreement, the Company was solely responsible for worldwide research and development activities for development of the RTX-003 antibodies for use in pharmaceutical products in all fields. RubrYc was also entitled to receive royalties in the mid-single digits on net sales of RTX-003 antibodies, subject to adjustment under certain circumstances. The RTX-003 License Agreement was terminated when the Company acquired substantially all of the assets of RubrYc in September 2022.

Collaboration, Option and License Agreement

The Company entered into an agreement with RubrYc (the “Collaboration, Option and License Agreement”) to collaborate for up to five years to discover and develop novel antibody therapeutics using RubrYc’s artificial intelligence discovery platform. The Company agreed to pay RubrYc for each Selected Compound as it achieves various milestones in addition to royalties if the Selected Compounds are commercialized. RubrYc was also entitled to receive tiered royalties ranging from low- to mid-single digits on net sales of Collaboration Products, subject to adjustment under certain circumstances. Royalties were to be payable on a country-by-country and collaboration product-by-collaboration product basis until the latest to occur of: (i) the last-to-expire of specified patent rights in such country; (ii) expiration of marketing or regulatory exclusivity in such country; or (iii) ten (10) years after the first commercial sale of a product in such country, provided that no biosimilar product has been approved in such country. With the exception of any obligations that survive the termination, the Collaboration, Option and License Agreement was terminated when the Company acquired substantially all of the assets of RubrYc in September 2022.

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

Separation Agreement and General Release

In connection with Mr. Isett’s resignation, the Company entered into a separation agreement and general release with Mr. Isett effective December 1, 2022 (the “Agreement”).  Pursuant to the Agreement, Mr. Isett resigned as CEO of the Company effective December 1, 2022, and remained an employee of the Company until termination of his employment on December 31, 2022. Pursuant to the Agreement, Mr. Isett received the severance benefits set forth in his employment agreement, including (i) an amount equal to his base salary in equal bi-monthly installments for 24 months; (ii) an amount equal to a pro rata share of his target bonus for fiscal year 2023; and (iii) an amount equal to the target bonus in equal bi-monthly installments for the 24 month severance period. The Agreement included a general release of claims by Mr. Isett. The Company accrued approximately $2.13 million to general and administrative expenses in the second quarter of fiscal year 2023. All obligations under the Agreement were satisfied as of December 31, 2024.

See Note 20 – Subsequent Events for additional information.

7.   Promissory Note Receivable

On June 19, 2023, the Company was issued a promissory note (the “Note”) with Safi Biotherapeutics, Inc. (“Safi”) in the principal amount of $1,500,000, which was issued in exchange for the convertible promissory note (the “Convertible Note”) issued to the Company by Safi on October 1, 2020. The Note has a maturity date of two (2) years from the date of issuance and can be extended by the mutual consent of the Company and Safi for two (2) additional one (1) year terms upon the payment of all accrued interest accrued through the date of such extension. In addition, the outstanding balance under the Note, or portions thereof, is due within a specified number of days after the receipt by Safi in a closing of specified financing milestones as more detailed in the Note. The Note bears interest at the rate of 5% per annum, which will increase to 7% for the first one (1) year extension and 9% for the second one (1) year extension. Upon the issuance of the Note, the Convertible Note, which bore interest at the rate of 5% per annum and had a maturity date of October 1, 2023, was voided.

On August 29, 2024, the Company received a payment from Safi of approximately $713,000 for all interest owed and approximately $419,000 for a partial payment on the outstanding principal on the Note.

For the three months ended March 31, 2025 and 2024, interest income amounted to $14,000 and $22,000, respectively. For the nine months ended March 31, 2025 and 2024, interest income amounted to $47,000 and $66,000, respectively. As of March 31, 2025 the Note balance and accrued interest, which have been classified as long term, totaled $1,129,000.  At June 30, 2024, $713,000 was reported in current assets and $1,081,000 classified as long term.

8.   Finance Lease ROU Assets

The Company assumed three equipment leases in September 2022 as part of the RubrYc asset acquisition (see Note 6 – Significant Transactions for additional information).

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	March 31,	June 30,
	2025	2024
ROU - Equipment	$814	$814
Accumulated amortization	(678)	(475)
Net finance lease ROU assets	$136	$339

Amortization of finance lease ROU assets was approximately $68,000 and $67,000 for the three months ended March 31, 2025 and 2024, respectively. Amortization of finance lease ROU assets was approximately $203,000 and $203,000 for the nine months ended March 31, 2025 and 2024, respectively.

9.   Operating Lease ROU Assets

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California (the “San Diego Lease”).  Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000.  The net carrying amount of this ROU operating lease asset was $2,142,000 and $2,401,000 at March 31, 2025 and June 30, 2024, respectively. See Note 14 - Operating Lease Obligations for additional information.

Bryan, Texas

On November 1, 2021, iBio CDMO acquired the Facility and became the tenant under the Ground Lease Agreement upon which the Facility is located. This lease was terminated on May 31, 2024.

10.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	March 31,	June 30,
	2025	2024

Building and improvements	$695	$695
Machinery and equipment	3,545	3,545
Office equipment and software	418	403
	4,658	4,643
Accumulated depreciation	(1,374)	(1,011)
Net fixed assets	$3,284	$3,632

Depreciation expense reported in continuing operations was approximately $122,000 and $164,000 for the three months ended March 31, 2025 and 2024. Depreciation expense reported in continuing operations was approximately $363,000 and $492,000 for the nine months ended March 31, 2025 and 2024.

11.   Intangible Assets

On August 23, 2021, the Company entered into a series of agreements with RubrYc (see Note 6 – Significant Transactions for additional information) whereby the Company in exchange for a $7.5 million investment in RubrYc, the Company acquired a worldwide exclusive license to certain antibodies that RubrYc develops under what it calls its RTX-003 campaign, which are promising immuno-oncology antibodies that bind to the CD25 protein without interfering with the IL-2 signaling pathway thereby potentially depleting T-regulatory (Tregs) cells while enhancing T effector (Teffs) cells and encouraging the immune system to attack cancer cells. The Company accounted for this license as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. In addition, the Company also received preferred shares and an option for future collaboration licenses.

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

On December 31, 2024, the Company entered into the Myostatin License Agreement with AstralBio (see Note 6 – Significant Transactions for additional information) pursuant to which AstralBio has licensed to the Company, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents and AstralBio Licensed Know-How to Develop, Manufacture and Commercialize and otherwise exploit any product directed to GDF8 (myostatin) that contains the licensed antibody targeting myostatin for research, diagnosis, treatment, prevention, or management of any disease or medical condition. The Myostatin License Agreement will remain in effect at all times and thereafter, unless and until terminated earlier pursuant to the Myostatin License Agreement. The Company accounted for this license as an indefinite-lived intangible asset.

See Note 20 – Subsequent Events for additional information.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30,				March 31,
	2024	Amortization	Additions	Impairments	2025
Intellectual property – gross carrying value	$400	$—	$—	$—	$400
Intellectual property – accumulated amortization	(35)	(15)	—	—	(50)
Total definite lived intangible assets	365	$(15)	—	$—	350

Intellectual property – indefinite lived	5,003		—	—	5,003
License – indefinite lived	—		750	—	750

Total net intangibles	$5,368		$750		$6,103

Amortization expense was approximately $5,000 for the three months ended March 31, 2025 and 2024. Amortization expense was approximately $15,000 for the nine months ended March 31, 2025 and 2024.

See Note 4 - Summary of Significant Accounting Policies and Note 5 – Financial Instruments and Fair Value Measurement for additional information.

12.   Debt

The Credit Agreement

In connection with the PSA, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 Term Loan to purchase the Facility, which Term Loan was evidenced by the Term Note (for a complete description of the Transaction please see Note 6 – Significant Transactions for additional information). The Term Loan was advanced in full on the closing date. The Term Loan bore interest at a rate of 3.25%, with higher interest rates upon an event of default, which interest was payable monthly beginning November 5, 2021. Principal on the Term Loan was originally payable on November 1, 2023, subject to early termination upon events of default. The Term Loan provided that it may be prepaid by iBio CDMO at any time and provided for mandatory prepayment under certain circumstances.

Throughout the term of the Term Loan, the Company and Woodforest entered into amendments which, among other things, amended the maturity date, interest rate and liquidity covenant. (Refer to the Company’s Annual Report for more information.)

On May 17, 2024, iBio CDMO, the Company and Woodforest entered into the Settlement Agreement which provided that iBio CDMO pay to Woodforest the proceeds of the sale of the Property under the 2024 Purchase and Sale Agreement when received, determine in consultation with Woodforest the Indebtedness Deficiency Amount and thereafter the Company issued to Woodforest upon receipt of NYSE American LLC approval a Pre-Funded Warrant that expires upon full exercise thereof and is exercisable at a nominal exercise price equal to $0.0001 per share for 1,560,570 shares of Common Stock which equals the $4,499,124.88 Indebtedness Deficiency Amount divided by $2.883 (the greater of the book value or the market value of Common Stock at the time the Settlement Agreement was executed). Pursuant to the Settlement Agreement, upon the closing of the sale of the Property under the Purchase and Sale Agreement, Woodforest purchased the Pre-Funded Warrant in satisfaction of the Indebtedness Deficiency Amount, and released the Company and iBio CDMO from any and all claims, debts, liabilities or causes of action it may have against them prior to such date, and the Company and iBio CDMO released Woodforest and its related parties from any and all claims, debts, liabilities or causes of action it may have against them prior to such date.

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

At March 31, 2025 and June 30, 2024, the balance of the Term Loan was $0.

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research site. The financing is payable in monthly installments of $16,230 through October 2025. At March 31, 2025, the balance owed under the financing was $110,000. Interest incurred under the financing for the three months ended March 31, 2025 and 2024 totaled approximately $4,000 and $8,000, respectively. Interest incurred under the financing for the nine months ended March 31, 2025 and 2024 totaled approximately $15,000 and $28,000, respectively.

Future minimum payments under the equipment financing obligation are due as follows (in thousands):

Fiscal period ending on March 31:	Principal	Interest	Total
2026	$110	$4	$114

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

The 2024 Term Note provides for monthly payments of principal and interest based on a four-year amortization period, with a balloon payment of all principal, accrued interest and any other amounts due on the two-year anniversary of the 2024 Term Note. The Credit and Security Agreement granted to Lender a security interest in substantially all of the Company’s assets other than any intellectual property related to any of the Company’s filed patents (the “Loeb Collateral”) to secure the Company’s obligations under the 2024 Term Note. The 2024 Term Note is subject to a prepayment fee of: 4% of the principal amount being prepaid if the 2024 Term Note is prepaid during the first 12 months from its issuance, and 3% of the principal amount being prepaid if the 2024 Term Note is prepaid during the second 12 months from its issuance date.

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

The Company’s obligations to Lender under the 2024 Term Note and Credit Security Agreement are further secured by a validity guarantee, dated January 16, 2024 (the “Validity Guarantee”), executed by Dr. Martin Brenner and Felipe Duran in their individual capacity (the “Indemnitors”) for the benefit of Lender. The Validity Guarantee provides that the Indemnitors will indemnify the Lender from any loss or damage, including any actual, consequential or incidental loss or damage, suffered by Lender as a result of, or arising out of, among other things, any willful or intentional misrepresentation or gross negligence by the Company in connection with the Loan and any acts of fraud, conversion, misappropriation or misapplication of funds or proceeds of any Loeb Collateral by the Company or the Indemnitors.

The Credit and Security Agreement contains customary events of default. If an event of default occurs, the 2024 Term Note provides that regardless of whether the Lender elects to accelerate the maturity of the 2024 Term Note, the entire principal remaining unpaid hereunder shall thereafter bear interest at the rate equal to the Effective Rate plus 6% per annum.

The financing is payable in monthly installments of $30,710 through December 2025 and a balloon payment of approximately $652,000 in January 2026, which includes approximately $9,000 of interest. At March 31, 2025, the balance owed under the financing was $824,000. Interest incurred under the financing for the three months ended March 31, 2025 and 2024 totaled approximately $36,000 and $22,000, respectively. Interest incurred under the financing for the nine months ended March 31, 2025 and 2024 totaled approximately $116,000 and $22,000, respectively.

Future minimum payments under the term promissory note obligation are due as follows (in thousands):

Fiscal period ending on March 31:	Principal	Interest	Total
2026	$824	105	$929

Insurance Premium Financing

On October 30, 2023, the Company entered into an insurance premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., whereby approximately $597,000 was borrowed over ten months at an imputed interest rate of 8.5%. The financing is payable in monthly installments of $62,095 through August 2024.  At March 31, 2025, the balance owed under the financing was $0. Interest incurred under the financing for the three and nine months ended March 31, 2025 totaled approximately $0 and $1,000, respectively. Interest incurred under the financing for the three and nine months ended March 31, 2024 totaled approximately $9,000 and $17,000, respectively.

On October 30, 2024, the Company entered into an insurance premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., whereby approximately $697,000 was borrowed over 14 months at an imputed interest rate of 6.99%. The financing is payable in monthly installments of $51,994 through December 2025.  At March 31, 2025, the balance owed under the financing was approximately $455,000. Interest incurred under the financing for the three and nine months ended March 31, 2025 totaled approximately $10,000 and $17,000, respectively.

Fiscal period ending on March 31:	Principal	Interest	Total
2026	$455	$13	$468

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

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Finance lease cost:
Amortization of ROU assets	$68	$67
Interest on lease liabilities	4	11
Total lease cost	$72	$78

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$76	$68

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2025	2024
Finance lease cost:
Amortization of ROU assets	$203	$203
Interest on lease liabilities	18	38
Total lease cost	$221	$241

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$221	$201

	March 31,		June 30,
	2025		2024
Finance lease ROU assets	$136		$339
Finance lease obligation - current portion	$130		$299
Finance lease obligation - noncurrent portion	$—		$53
Weighted-average remaining lease term - finance lease	0.42	years	1.17	years
Weighted-average discount rate - finance lease obligation	9.50%		9.50%

Future minimum payments under the finance lease obligation are as follows (in thousands):

Fiscal year ending on March 31:	Principal	Interest	Total
2026	$130	$3	$133

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

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Operating lease cost:	$141	$141
Total lease cost	$141	$141

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$141	$141
Operating cash flows from operating lease obligation	$163	$158

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2025	2024
Operating lease cost:	$422	$422
Total lease cost	$422	$422

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$422	$422
Operating cash flows from operating lease obligation	$486	$472

Future minimum payments under the operating lease obligation are as follows (in thousands):

Fiscal year ending on March 31:	Principal	Imputed Interest	Total
2026	$476	$188	$664
2027	532	151	683
2028	593	111	704
2029	659	66	725
2030	541	17	558

Total minimum lease payments	2,801	$533	$3,334
Less: current portion	(476)
Long-term portion of minimum lease obligation	$2,325

15.   Stockholders’ Equity

Preferred Stock

The Company’s Board is authorized to issue, at any time, without further stockholder approval, up to 1 million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

Series 2022 Convertible Preferred Stock (“Series 2022 Preferred”)

On May 9, 2022, the Company’s Board created the Series 2022 Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Each share of Series 2022 Preferred was convertible at a ratio of one-for-one (1:1) shares of the Common Stock on a pre-split basis. No Series 2022 Preferred shares are issued and outstanding as of March 31, 2025 and June 30, 2024.

Common Stock

The number of authorized shares of the Company’s Common Stock is 275 million.

Transfer of Listing

On February 19, 2025, the Company, acting pursuant to authorization from its Board, determined to voluntarily withdraw the listing of its Common Stock, par value $0.001 per share, from NYSE American and to transfer such listing to Nasdaq. The Company informed NYSE American on February 19, 2025, of its intent to transfer the listing of its Common Stock to Nasdaq. The listing and trading of the Company’s Common Stock on NYSE American ended at market close on March 3, 2025, and began on the Nasdaq at market open on March 4, 2025.  The Company’s Common Stock continues to trade under the ticker symbol “IBIO.”

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

Recent issuances of Common Stock include the following:

Cantor Fitzgerald Underwriting

On November 25, 2020, the Company entered into a Controlled Equity Offering SM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. ("Cantor Fitzgerald") to sell shares of Common Stock, from time to time, through an “at-the-market offering” program having an aggregate offering price of up to $100 million through which Cantor Fitzgerald would act as sales agent. Aggregate shares sold pursuant to the Sales Agreement amounted to 460,133, of which the Company has received total proceeds of approximately $8.1 million. During the three months ended September 30, 2023, Cantor Fitzgerald sold as sales agent pursuant to the Sales Agreement 170,989 shares of Common Stock. The Company received net proceeds of approximately $1.7 million. The Sales Agreement was terminated and there were no sales of Common Stock during fiscal year 2025.

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

During the fiscal year ended June 30, 2024, the Company sold 202,595 shares of Common Stock under the Purchase Agreement and received approximately $1.3 million in proceeds. No shares remain available for sale under the registration statement at March 31, 2025.

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

The Company paid the Placement Agents an aggregate cash fee equal to 5.5% of the gross proceeds received by the Company from the sale of the securities in the 2023 Offering. Pursuant to the placement agency agreement, dated December 5, 2023, entered into by and between the Company and the Placement Agents (the “Placement Agency Agreement”), the Company also reimbursed the Placement Agents for their accountable offering-related legal expenses in an amount up to $75,000 and pay a non-accountable expense allowance of up to $15,000.

The Company received net proceeds of approximately $4 million in the 2023 Offering after deducting commissions and other issuance costs. Approximately $369,000 of issuance costs are reported in accrued expenses in the condensed consolidated balance sheet at March 31, 2025.

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

ATM Agreement

On July 3, 2024, the Company entered into the ATM Agreement with its Sales Agents providing for the issuance and sale by the Company of its Common Stock, from time to time, through the Sales Agents, with certain limitations on the amount of Common Stock that may be offered and sold by the Company as set forth in the ATM Agreement. Offers and sales of shares of Common Stock by the Company, if any, under the ATM Agreement, are subject to the effectiveness of the Company’s shelf registration statement on Form S-3, filed with the SEC on July 3, 2024 which became effective on August 6, 2024. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement included in the Registration Statement is currently $7,350,000, which is based on the limitations of General Instruction I.B.6 of Form S-3.

Under the ATM Agreement, the Sales Agents for the Company sold 32,167 shares during the quarterly period ended March 31, 2025. The Company received net proceeds of approximately $102,000. The Company also sold additional shares under the ATM agreement subsequent to the period ended March 31, 2025. See Note 2 – Basis of Presentation and Note 20 – Subsequent Events for additional information.

2025 Purchase Agreement

On January 10, 2025, the Company entered into the 2025 Purchase Agreement with Investors, pursuant to which the Company issued and sold to the Investors an aggregate of 240,807 Shares of Common Stock. The purchase price of each Share was $2.72, the last reported closing price of the Common Stock on the date of execution of the 2025 Purchase Agreement, which closing price was greater than the book value of the Common Stock on the date of the execution of the 2025 Purchase Agreement.

The 2025 Private Placement closed on January 10, 2025. The Company received aggregate gross proceeds from the 2025 Private Placement of approximately $655,000, before deducting estimated offering expenses payable by the Company.

AstralBio Myostatin License Agreement

Pursuant to the License Agreement with AstralBio, 246,087 shares of the Company’s Common Stock were issued on January 29, 2025 to settle the fixed upfront fee of $750,000 due to AstralBio. See Note 6 – Significant Transactions for additional information.

Exercise of Stock Options

During the second quarter of fiscal year 2025, options for 18,200 shares with a grant price of $1.72 were exercised for which the Company received proceeds of $18,060 and recorded a subscription receivable in the amount of $13,244 in the condensed consolidated balance sheet as of December 31, 2024. The funds were received in January 2025.

During the third quarter of fiscal year 2025, options for 54,900 shares with grant prices between $1.72 and $2.45 were exercised for which the Company received proceeds of $99,246.

Vesting of Restricted Stock Units “RSUs”

During the first quarter of fiscal year 2025, RSUs for 12,219 shares of Common Stock were vested.

During the second quarter of fiscal year 2025, RSUs for 11,575 shares of Common Stock were vested.

During the third quarter of fiscal year 2025, RSUs for 11,575 shares of Common Stock were vested.

Warrants

Bryan Capital

On November 1, 2021, the Company issued Bryan Capital a Warrant to purchase 2,579 shares of the Common Stock of the Company at an exercise price of $665 per share. The Warrant expires October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits.

Wainwright

As discussed above, the Company issued various warrants with the following terms:

●	2022 Pre-Funded Warrants – Immediately exercisable at an exercise price of $0.001 per share. All of the 2022 Pre-Funded Warrants were exercised in December 2022.
●	Series A Warrants – Immediately exercisable at an exercise price of $20.80 per share for a term of five years.
●	Series B Warrants – Immediately exercisable at an exercise price of $20.80 per share for a term of two years. The Series B Warrants expired on December 6, 2024.
●	Representative’s Warrants – Immediately exercisable at an exercise price of $26.00 per share for a term of five years.

During fiscal year 2023, 17,064 Series A Warrants and 89,059 Series B Warrants were exercised. The total proceeds from Series A and B Warrants exercised during the year ended June 30, 2023 was $2,207,000. No 2022 Warrants were exercised during the year ended June 30, 2024 or during the first nine months of fiscal year 2025.

On August 4, 2023, the Company agreed to amend the exercise price with certain holders of the Series A Warrants and Series B Warrants that were acquired from the Company in the underwritten public offering that was completed in December 2022. Under the amended warrants, the Company agreed to amend existing Series A Warrants to purchase up to 173,795 shares of Common Stock and existing Series B Warrants to purchase up to 102,900 shares of Common Stock that were previously issued in December 2022 to the certain investors in the public offering, with exercise prices of $20.80 per share (the “Inital Warrants”), to lower the exercise price of the Inital Warrants to $10.00 per share.

On December 6, 2024, all Series B Warrants that were not exercised prior to such date have expired.

On April 29, 2025, the Company entered into an Inducement Agreement with Holders of certain Existing Warrants, which included 144,230 Series A Warrants with an exercise price of $10.00 per warrant, to purchase shares of Common Stock. Pursuant to the Inducement Agreement, the Holders of the 144,230 Series A Warrants agreed to exercise such warrants for cash to purchase an aggregate of 144,230 shares of Common Stock at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of the Nasdaq Capital Market, as of the close of trading on April 28, 2025.  See Note 20 – Subsequent Events for additional information.

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

During the first quarter of fiscal year 2025, 1,000 Series C Common Warrants and 1,000 Series D Common Warrants were exercised for proceeds of $4,000.

During the third quarter of fiscal year 2025, 30,000 Series C Common Warrants and 155,000 Series D Common Warrants were exercised for proceeds of $370,000.

On April 29, 2025, the Company entered into an Inducement Agreement with Holders of certain Existing Warrants, which included 1,000,000 Series C Common Warrants with an exercise price of $2.00 per warrant and 1,000,000 Series D Common Warrants with an exercise price of $2.00 per warrant, to purchase shares of Common Stock. Pursuant to the Inducement Agreement, the Holders of the 1,000,000 Series C Common Warrants and 1,000,000 Series D Common Warrants agreed to exercise such warrants for cash to purchase an aggregate of 2,000,000 shares of Common Stock at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of the Nasdaq Capital Market, as of the close of trading on April 28, 2025. See Note 20 – Subsequent Events for additional information.

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

During the second quarter of fiscal year 2025, 500,000 2024 Pre-Funded Warrants were exercised for proceeds of approximately $50. During the third quarter of fiscal year 2025, 128,070 2024 Pre-Funded Warrants were exercised for proceeds of approximately $13. No Series E Warrants were exercised as of March 31, 2025.

On April 29, 2025, the Company entered into an Inducement Agreement with Holders of certain Existing Warrants, which included 3,482,455 Series E Warrants with an exercise price of $2.64 per warrant, to purchase shares of Common Stock. Pursuant to the Inducement Agreement, the Holders of the 3,482,455 Series E Warrants agreed to exercise such warrants for cash to purchase an aggregate of 3,482,455 shares of Common Stock at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of the Nasdaq Capital Market, as of the close of trading on April 28, 2025.  See Note 20 – Subsequent Events for additional information.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Basic and diluted numerator:
Net loss from continuing operations	$(4,861)	$(2,635)	$(13,214)	$(12,197)
Net loss from discontinued operations	$—	$(537)	$—	$(4,932)

Net loss - total	$(4,861)	$(3,172)	$(13,214)	$(17,129)

Basic and diluted denominator:

Weighted-average common shares outstanding	9,862	3,713	9,202	2,247

Per share amount - continuing operations	$(0.49)	$(0.71)	$(1.44)	$(5.43)
Per share amount - discontinued operations	$—	$(0.14)	$—	$(2.19)
Per share amount - total	$(0.49)	$(0.85)	$(1.44)	$(7.62)

In Fiscal 2025 and Fiscal 2024, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of March 31, 2025 and 2024, shares issuable which could potentially dilute future earnings were as follows:

	March 31,
	2025	2024

	(in thousands)
Stock options	1,449	33
Restricted stock units	—	61
Warrants	11,208	10,661
Shares excluded from the calculation of diluted loss per share	12,657	10,755

17.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development	$14	$33
General and administrative	356	421
Total	$370	$454

	Nine Months Ended
	March 31,
	2025	2024
Research and development	$37	$229
General and administrative	1,223	1,441
Total	$1,260	$1,670

In addition, share-based compensation expense included in loss from discontinued operations totaled approximately $3,000 and $9,000 for the three and nine months ended March 31, 2024.

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

Under the 2023 Plan, 138,150 common shares have been issued pursuant to past grants, 1,387,300 common shares are reserved for past grants, and the remaining 132,933 common shares are available for future grants as of March 31, 2025.

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

Under the 2020 Plan, 23,229 common shares have been issued pursuant to past exercises, 26,635 common shares are reserved for past grants, and the remaining 14,136 common shares will no longer be available for future grants as of March 31, 2025.

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

During the second quarter of fiscal year 2025, the Company granted stock options under the 2023 Plan to a consultant to purchase 12,600 shares of the Common Stock at an exercise price of $2.45 per share. The option fully vested on the grant date and expires on the tenth anniversary of the grant date.

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

During the third quarter of fiscal year 2025, the Board approved stock option agreements to various employees to purchase an aggregate of 512,900 shares of Common Stock at an exercise price of $3.48 per share, which included a grant of 230,700 stock options to Martin Brenner, the Company’s Chief Executive Officer, a grant of 84,700 stock options to Felipe Duran, the Company’s Chief Financial Officer, and a grant of 71,000 stock options to Marc Banjak, the Company’s Chief Legal Officer. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

Stock Option Issuance – Employment Inducement Grant

During the first quarter of fiscal year 2025, the Company granted employment inducement options to an employee to purchase 15,000 shares of the Common Stock at an exercise price of $1.81 per share. The option vests 25% after one year and then in equal quarterly installments over a 36-month period and expires on the tenth anniversary of the grant date.

Stock Option Issuance – Professional Service Fee Grant

During the first quarter of fiscal year 2025, the Company granted stock options to a professional service vendor to purchase 20,000 shares of the Common Stock at an exercise price of $1.83 per share.  The option vests in equal quarterly installments over twelve months and expires on the fifth anniversary of the grant date.

The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Weighted-average risk-free interest rate	3.41% - 4.33%
Dividend yield	0%
Volatility	162.68% - 248.81%
Expected term (in years)	5.7

RSUs

No RSUs were granted during the first nine months of fiscal year 2025.

18.   Income Taxes

The Company recorded no income tax expense for the three and nine months ended March 31, 2025 and 2024 because the estimated annual effective tax rate was zero. As of March 31, 2025, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

19.   Employee 401(k) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(k) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended March 31, 2025 and 2024, employer contributions made to the Plan totaled approximately $44,000 and $43,000, respectively. For the nine months ended March 31, 2025 and 2024, employer contributions made to the Plan totaled approximately $97,000 and $122,000, respectively. In addition, employer contributions included in loss from discontinued operations totaled approximately $0 and $10,000 for the three and nine months ended March 31, 2024, respectively.

20.   Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date through May 1, 2025, the date these financial statements are available to be issued. During this period, there were no material subsequent events requiring disclosure except as discussed below.

ATM Agreement

Under the ATM Agreement, the Sales Agents for the Company sold 22,812 shares in April 2025.  The Company received net proceeds of approximately $60,000.

2024 Pre-Funded Warrants

In April 2025, 803,508 of the 2024 Pre-Funded Warrants were exercised for proceeds of $80.

AstralBio Activin E License Agreement

On April 21, 2025, the Company entered into an exclusive agreement related to Activin E (the “Activin E License Agreement”) with AstralBio, Inc. (“AstralBio”), pursuant to which AstralBio has licensed to the Company, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Activin E License Agreement) and AstralBio Licensed Know-How (as defined in the Activin E License Agreement) to develop, manufacture and commercialize and otherwise exploit any product directed to Activin E that contains the licensed antibody targeting Activin E for research, diagnosis, treatment, prevention, or management of any disease or medical condition (the “Activin E Licensed Product”).  iBio continues to assess its options rights to license the remaining two assets  under the AstralBio collaboration to add additional obesity and cardiometabolic programs into its pre-clinical pipeline.

The Company will be solely responsible for all decisions related to the launch, sales and marketing and promotion of the Activin E Licensed Products in its discretion, subject to the terms of the Activin E License Agreement, and for all costs for all activities related to, the development, manufacture and commercialization of the Activin E Licensed Product worldwide. In consideration for the rights and licenses granted by AstralBio to the Company in the Activin E License Agreement, the Company has agreed to pay AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days after the effective date of the Activin E License Agreement, which the Company paid by using a one-time credit equal to $750,000 (the “Credit”) provided by AstralBio pursuant to a collaboration the Company entered into with AstralBio in March 2024 in exchange for the Company identifying and creating an antibody against an undisclosed exclusive target for AstralBio, and (ii) upon the occurrence of specified developmental and commercial milestones, milestone payments of up to a total of $28 million, which can be paid by cash or, provided the Company remains listed on the Nasdaq Capital Market (“Nasdaq”) or another national stock exchange at the time of the payment, the Company issuing shares of its Common Stock, subject to approval of the issuance of any such shares by Nasdaq, and provided, however, in no event shall the Company issue to AstralBio pursuant to the Activin E License Agreement resulting in AstralBio owning more than 19.9% of the total number of shares of Common Stock of the Company as of the date of entering into the Activin E License Agreement.  In the event the Company sublicenses the Activin E Licensed Product or a product that includes the Activin E Licensed Product, the Company will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

The Activin E License Agreement will remain in effect at all times and thereafter, unless and until terminated earlier pursuant to the Activin E License Agreement. The Activin E License Agreement can be terminated (i) by the Company for any reason or no reason upon 45 days’ written notice to AstralBio (ii) by either party upon written notice to the other party if the other party materially breaches the Myostatin License Agreement and such breach is not cured to the reasonable satisfaction of the non-breaching party within 90 days of receipt of such written notice (iii) by either party upon certain bankruptcy or insolvency events and (iv) by AstralBio if the Company or any sublicensee challenges the patentability, enforceability or validity of any claim related to any AstralBio Licensed Patent or the secret and substantial nature of any AstralBio Licensed Know-How, subject to certain exceptions as set forth in the Activin E License Agreement.

The Activin E Licensed Product was identified by AstralBio using the Company’s proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.

The Company recorded an indefinite-lived intangible asset for the exclusive license in the amount of $750,000. Pursuant to the Activin E License Agreement with AstralBio, the fixed upfront fee of $750,000 for the exclusive license was settled by using the Credit provided by AstralBio.

Inducement of Existing Warrants

On April 29, 2025, the Company entered into an Inducement Agreement with the Holders of the Existing Warrants, wherein the Holders agreed to exercise certain Existing Warrants to purchase up 5,626,685 shares of Common Stock at a reduced exercise price of $0.86 per share. In consideration of the Holders’ agreement to exercise the Existing Warrants for cash in accordance with the Inducement Agreement, the Company agreed to issue Inducement Warrants to purchase up to 11,253,370 Inducement Warrant Shares, which is equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing Warrants, for consideration of $0.125 per Inducement Warrant. The Company received aggregate gross proceeds of approximately $6.2 million from the exercise of the Existing Warrants and the sale of the Inducement Warrants, before deducting offering fees and other expenses payable by the Company. The Company agreed in the Inducement Agreement to file a resale registration statement within 45 days of the date of the Inducement Agreement providing for the resale of the Inducement Warrant Shares by the holders of the Inducement Warrant Shares  See Note 2 – Basis of Presentation and Note 15 – Stockholder’s Equity for additional information.

The Company engaged Chardan Capital Markets, LLC (“Chardan”) to act as its financial advisor in connection with the transactions summarized above and will pay Chardan an aggregate fee equal to approximately $217,000 in connection with the transactions contemplated by the Inducement Agreement. The Company expects to use the net proceeds from these transactions for working capital and other general corporate purposes.

The Inducement Warrants have an exercise price of $0.86 per share, were exercisable upon issuance and will expire on the five-year anniversary of the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Inducement Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock. In addition, in certain circumstances, upon a fundamental transaction (as defined in the Inducement Warrants), a holder of Inducement Warrants will be entitled to receive, upon exercise of the Inducement Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Inducement Warrants immediately prior to the fundamental transaction.

The Company may not effect the exercise of certain Inducement Warrants, and the applicable holder will not be entitled to exercise any portion of any such Inducement Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by the holder of such Inducement Warrant (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such Inducement Warrants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and in our Annual Report on Form 10-K for the year ended June 30, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on September 20, 2024, as amended on September 24, 2024 (the “Annual Report”). Unless the context requires otherwise, references in this Report to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

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

Our epitope steering technology is designed to address challenges related to antibody specificity and efficacy by guiding discovery efforts exclusively against the desired regions of the target protein. By focusing on these specific regions, we can overcome the limitations of traditional methods and significantly improve the efficiency and effectiveness of our antibody discovery process.  Our AI engine creates engineered epitopes, which are small embodiments of epitopes on the target protein. The engine is trained to match the epitope structure as closely as possible and refine the designs for greater stability and water solubility, which are critically important factors. The optimized engineered epitope is then used to identify antibodies from naïve or immunized libraries.

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

We have enhanced our proprietary technology with the introduction of ShieldTx, a patent-pending innovative antibody masking technique. ShieldTx leverages our engineered epitope technology, which is utilized not only for the identification of antibodies against complex drug targets but also for concealing the antibodies' active sites. A significant hurdle in therapeutic antibody development is the expression of drug target on both healthy and diseased tissues, leading to adverse effects on non-targeted tissues. ShieldTx is designed to address this challenge by rendering antibodies inactive until they reach a specific environment unique to diseased tissues. Upon contact with this environment, the masking element is detached, activating the antibody. In the tumor microenvironment this is achieved by a highly expressed matrix metalloproteinase. This strategy aims to minimize or eliminate unintended effects on healthy tissues, thereby improving the safety profile and reducing the immunogenicity risks associated with bispecific antibodies.

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

In March 2024, we entered into a collaboration with AstralBio to discover and develop novel antibodies for obesity and other cardiometabolic diseases. As part of the collaboration, we granted an exclusive license to AstralBio of our AI-powered technology to identify and engineer four (4) targets for the treatment of obesity and cardiometabolic diseases, of which AstralBio may continue the pre-clinical development and deploy its proven drug development expertise to advance candidates to an Investigational New Drug (IND) application. We have the exclusive option to license three (3) obesity and cardiometabolic targets from AstralBio and as a result, we will receive the right to develop, manufacture and commercialize those targets upon exercise. Upon mutual consent with AstralBio, we may also expand the collaboration to include additional targets in other fields.

As a result of this collaboration with AstralBio, we exercised our first option and entered into an exclusive agreement (the “Myostatin License Agreement”) with AstralBio, pursuant to which AstralBio licensed to us, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Myostatin License Agreement) and AstralBio Licensed Know-How (as defined in the Myostatin License Agreement) to develop, manufacture and commercialize and otherwise exploit IBIO-600 for research, diagnosis, treatment, prevention, or management of any disease or medical condition. We are solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-600 in our discretion, subject to the terms of the License Agreement, and for all costs for all activities related to the development, manufacture and commercialization of IBIO-600 worldwide.  IBIO-600 was identified by AstralBio using our proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.  In parallel, we initiated a bispecific antibody program targeting myostatin/activin A to treat obesity and cardiometabolic disorders, leveraging our proprietary technology stack as well as the technology of IBIO-600.

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

In April 2024, as result of the collaboration with AstralBio, we initiated a program to discover and develop a long-acting anti-myostatin antibody. Using our StableHu platform coupled with mammalian display, we optimized hit antibodies across multiple parameters, including affinity for myostatin, binding to the FcRn receptor, expression levels in mammalian cells, and resistance to poly-reactivity and aggregation. The final candidate, IBIO-600, also demonstrated a beneficial profile between thermostability and resistance to stress conditions during initial testing.

In vitro, IBIO-600 was evaluated in human muscle progenitor cells, where it potently inhibited myostatin. This inhibition facilitated the differentiation of progenitor cells into mature human muscle cells. Interim data from a preclinical study in obese mice showed IBIO-600 dose-dependently prevented lean mass loss when administered in combination with a GLP-1 receptor agonist.

In November 2024, we manufactured a non-cGMP batch of IBIO-600 for a non-human primate (NHP) study in obese and elderly NHPs. The primary goal of the study was to assess the pharmacokinetic (PK) profile of IBIO-600. The study consisted of two dose levels, a low dose of 5 mg/kg and a high dose of 50 mg/kg, with a single subcutaneous injection in each case.  In addition to monitoring PK in serum, the study analyzed body composition changes over time by employing DEXA scans, measuring lean and fat mass.

The study consisted of six NHPs, sorted randomly into the low and high dose groups. The results indicate IBIO-600 promoted a dose-dependent increase in lean mass and a reduction in fat mass from baseline values. The effect peaked after 8 weeks, when the NHPs receiving the low-dose had a 3.1% (163g) increase in lean mass and a 5.1% (270g) increase in the NHPs receiving the high-dose. Standard PK calculations indicated the half-life of IBIO-600 in NHPs was approximately 40 to 52 days. By using multiple allometric scaling approaches, we estimated the half-life in humans of IBIO-600 as falling with a range of 57-130 days.

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

By leveraging our AI Drug Discovery Platform, we believe we have successfully identified the first antibody inhibiting Activin E. Preclinical data from multiple in vitro cell-based assays, including one on a human adipocyte cell line, demonstrated robust blockade of Activin E-mediated signaling. The antibody is being evaluated in an exploratory pre-clinical study in a model of diet-induced obesity (DIO) in mice, both as a monotherapy with bi-weekly dosing and in combination with semaglutide dosed daily.

In the DIO mouse study, after only two weeks of dosing, monotherapy of Activin E antibody alone resulted in fat-selective weight loss of approximately 4%, with an approximately 18% reduction in total body fat compared to placebo. Notably, when combined with semaglutide, our Activin E antibody demonstrated a strong synergistic effect, enhancing total weight loss by an additional 9% beyond semaglutide therapy alone, leading to an overall weight reduction of 34%. This combination also resulted in a 72% reduction in body fat over the treatment period, as measured by DEXA scans.

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

Although we initially progressed IBIO-101 to the IND-enabling phase and identified an optimal cell lines for master cell bank creation, after evaluating whether IBIO-101 could be utilized in certain orphan diseases and in order to focus our resources on obesity and cardiometabolic diseases, we have decided to terminate our relationship with a Contract Research Organization (CRO) who was assisting us with the Chemistry, Manufacturing, and Controls (CMC) development of IBIO-101. Unless we receive funding to do so, we plan to pause any additional development on IBIO-101 and pursue partnering and/or licensing opportunities.

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

MUC16 x CD3 Bispecific

MUC16 is a widely recognized cancer antigen overexpressed in several solid tumors, notably ovarian, lung, and pancreatic cancers. In ovarian malignancies more than 80% of tumors appear as a large extracellular protein that tumor cells can shed or glycosylate, potentially diminishing the effectiveness of traditional antibody-based therapies. By contrast, our patented epitope steering AI platform focuses on a region of MUC16 that remains unaltered by shedding or glycosylation, allowing for more consistent tumor targeting and potentially offering a substantial therapeutic advantage.

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

Leveraging our patented AI-enabled epitope steering engine, we have specifically directed antibodies to target a unique epitope found exclusively on EGFRvIII, and not on the wildtype receptor, EGFR. Through this precision approach, we have designed tumor-specific molecules aimed at selectively targeting cancer cells while preserving healthy ones, potentially offering patients a more focused and safer therapeutic solution.

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

The chemokine receptor CCR8 is a GPCR which is predominantly expressed on Tregs, which plays a role in suppressing immune responses. In the context of cancer, Tregs can inhibit the body's natural immune response against tumor cells, promoting cancer progression. Anti-CCR8 antibodies are being explored as a therapeutic strategy to deplete these Tregs in the tumor environment. By targeting and reducing Tregs using anti-CCR8 antibodies, the hope is to enhance the body's immune response against cancer cells, offering a promising avenue for cancer treatment.

Aiming directly at CCR8 is believed to be a safer approach because it focuses on specific suppressive Treg cells in the tumor environment without affecting other immune cells and functions. It is important to make sure antibodies are fine-tuned to CCR8 and don't mistakenly target a similar receptor, CCR4. This is because CCR4 is found in many immune cells and accidentally targeting it could potentially lead to unwanted side effects.

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

Recent Developments

Issuance of Shares to AstralBio

In consideration of the rights and licenses granted by AstralBio to us in the License Agreement, we agreed to pay AstralBio an upfront license fee in the amount of $750,000. In lieu of paying such upfront fee in cash, on January 28, 2025, we issued to AstralBio 246,087 shares of our Common Stock, which amount was calculated based on the volume weighted average price of our Common Stock as reported by Bloomberg, LP over the five day period ending at 4:00 PM on the day prior to issuance.

Transfer of Listing

On February 19, 2025, the Company, acting pursuant to authorization from its Board, determined to voluntarily withdraw the listing of its Common Stock, par value $0.001 per share, from NYSE American and to transfer such listing to The Nasdaq Capital Market (“Nasdaq”). The Company informed NYSE American on February 19, 2025, of its intent to transfer the listing of its Common Stock to Nasdaq. The listing and trading of the Company’s Common Stock on NYSE American ended at market close on March 3, 2025, and began on the Nasdaq at market open on March 4, 2025.  The Company’s Common Stock continues to trade under the ticker symbol “IBIO.”

AstralBio Activin E License Agreement

On April 21, 2025, we entered into the Activin E License Agreement with AstralBio, pursuant to which AstralBio has licensed to us, on an worldwide exclusive basis and with the right to grant sublicenses, the AstralBio Licensed Patents (as defined in the Activin E License Agreement) and AstralBio Licensed Know-How (as defined in the Activin E License Agreement) to develop, manufacture and commercialize and otherwise exploit any product directed to Activin E that contains the Activin E Licensed Product.

Inducedment of Existing Warrants

On April 29, 2025, we entered into a warrant inducement agreement ( the “Inducement Agreement”) with holders (the “Holders”) of certain existing warrants (the “Existing Warrants”) to purchase shares of our common stock, par value $0.001 per share (“Common Stock”). Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash on April 29, 2025 Existing Warrants to purchase an aggregate of 5,626,685 shares of Common Stock at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of the Nasdaq Capital Market, as of the close of trading on April 28, 2025. In consideration of the Holders’ agreement to exercise the Existing Warrants in accordance with the Inducement Agreement, we agreed to issue Inducement Warrants to purchase up to 11,253,370 shares of Inducement Warrant Shares, for consideration of $0.125 per Inducement Warrant. We received aggregate gross proceeds of approximately $6.2 million from the exercise of the Existing Warrants and the sale of the Inducement Warrants, before deducting financial advisory fees and other expenses payable by the Company.  We agreed in the Inducement Agreement to file a resale registration statement within 45 days of the date of the Inducement Agreement providing for the resale of the Inducement Warrant Shares by the holders of the Inducement Warrant Shares.

The Inducement Warrants will have an exercise price of $0.86 per share, will be exercisable upon issuance and will expire on the five-year anniversary of the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Inducement Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock. In addition, in certain circumstances, upon a fundamental transaction (as defined in the Inducement Warrants), a holder of Inducement Warrants will be entitled to receive, upon exercise of the Inducement Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Inducement Warrants immediately prior to the fundamental transaction.

We engaged Chardan to act as our financial advisor in connection with the transactions summarized above and paid Chardan an aggregate fee equal to approximately $217,000 in connection with the transactions contemplated by the Inducement Agreement. The Company expects to use the net proceeds from these transactions for working capital and other general corporate purposes.

Liquidity and Capital Resources

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raises substantial doubt about the Company’s ability to continue as a going concern. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months from the date of filing this Report for the quarterly period ended March 31, 2025. Our auditors also included an explanatory paragraph in their report on our consolidated financial statements as of and for the year ended June 30, 2024 with respect to this uncertainty.

In an effort to mitigate the substantial doubt about continuing as a going concern and increase cash reserves, we have raised funds from time to time through equity offerings or other financing alternatives, reduced our workforce, entered into a collaboration agreement to discover and develop novel antibodies for obesity and other cardiometabolic diseases and sold certain intellectual property rights. Potential options being considered to further increase liquidity, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, grant revenue or collaborations, or a combination thereof. There can be no assurance that we will be successful in these financing activities.  However, we anticipate that our expenses will increase as we continue our research and development activities and conduct clinical trials and therefore our cash needs will increase.

On July 3, 2024, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets, LLC and Craig-Hallum Capital Group LLC (the “Sales Agents”) providing for the sale us of our Common Stock, from time to time, through the Sales Agents, with certain limitations on the amount of Common Stock that may be offered and sold by us as set forth in the ATM Agreement (the “ATM”). Offers and sales of shares of Common Stock by us, if any, under the ATM Agreement, are subject to the effectiveness of our shelf registration statement on Form S-3, filed with the SEC on July 3, 2024, which became effective on August 6, 2024. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement included in the Registration Statement was initially $7,350,000 and currently is $7,188,000, which was based on the limitations of General Instruction I.B.6 of Form S-3 and takes into account sales already made pursuant to the ATM Agreement discussed in the next two sentences. As of March 31, 2025, our Sales Agents sold 32,167 shares of Common Stock under this agreement and we received net proceeds of approximately $102,000.  In April 2025, our Sales Agents sold 22,812 shares of Common Stock and we received net proceeds of approximately $60,000.

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

On April 29, 2025, we entered into an Inducement Agreement with Holders, wherein the Holders agreed to exercise certain Existing Warrants to purchase up 5,626,685 shares of Common Stock at a reduced exercise price of $0.86 per share. In consideration for the exercise of the Existing Warrants for cash, the Holders received Inducement Warrants to purchase up to an aggregate of 11,253,370 shares of Common Stock for consideration of $0.125 per Inducement Warrant. We received aggregate gross proceeds of approximately $6.2 million from the exercise of the Existing Warrants and the sale of the Inducement Warrants, before deducting offering fees and other expenses payable by us. The Inducement Warrants will be registered after the transaction closes, in accordance with the terms of the agreement and are exercisable at an exercise price of $0.86 per common share and will expire five years from the issuance date.

Our cash, cash equivalents and restricted cash was approximately $5.2 million as of March 31, 2025. Our cash, cash equivalents and restricted cash on May 1, 2025, which included the proceeds from the exercised of the Existing Warrants and the sale of the Inducement Warrants, was approximately $10.5 million and is anticipated to be sufficient to support operations through the end of the first quarter of fiscal year 2026, unless we reduce our burn rate further or raise additional capital. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plans. It is our goal to implement one or more potential options described above to allow us to have a cash runway for at least 12 months from the date of the filing of this Report. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating. If we do not raise sufficient capital, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Results of Operations – Comparison of the three months ended March 31, 2025 and 2024

Revenue

Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on our AI-driven discovery platform for which to date we have not generated any material revenue. We may have revenue with the AI-driven discovery platform in the future. No revenue was recognized for the three months ended March 31, 2025 and 2024.

Research and Development Expenses (“R&D”)

R&D expenses for the three months ended March 31, 2025 and 2024 were $1.9 million and $0.9 million, respectively, an increase of approximately $1.0 million. The increase in R&D expenses is mainly due to increased spending on consultants and outside services, consumable supplies, and personnel-related costs as a result of increased research activities.

General and Administrative Expenses (“G&A”)

G&A expenses for the three months ended March 31, 2025 and 2024 were approximately $3.0 million and $2.7 million, respectively, an increase of $0.3 million. The increase is primarily attributable to increased IT related costs, consulting fees and franchise taxes. The increases were partially offset by lower accounting and legal fees.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended March 31, 2025 were approximately $4.9 million, compared to approximately $3.6 million in the same period of fiscal year 2024.

Discontinued Operations

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO, LLC) in order to complete our transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, we completed a workforce reduction and discontinued the CDMO operations. CDMO operations were classified as discontinued operations on our financial statements through the fiscal year ended June 30, 2024. The loss from Discontinued Operations for the three months ended March 31, 2024 was approximately ($0.5) million which primarily consisted of an approximately ($0.3) million of interest related to the term note payable on the former iBio CDMO facility sold on May 31, 2024, and approximately ($0.2) million of costs to maintain the former facility prior to its sale.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended March 31, 2025 was ($4.9) million, or ($0.49) per share. Net loss from continuing operations for the three months ended March 31, 2024 was approximately ($2.6) million, or ($0.71) per share.

Results of Operations – Comparison of the nine months ended March 31, 2025 and 2024

Revenue

Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on our AI-driven discovery platform for which to date we have not generated any material revenue. We may have revenue with the AI-driven discovery platform in the future. Revenue in the amount of $0.2 million was recognized for services provided to a collaborative partner during the nine months ended March 31, 2025. Revenue for the nine months ended March 31, 2024 in the amount of $0.05 million was related to a research licensing agreement utilizing our AI-driven discovery platform.

Research and Development Expenses (“R&D”)

R&D expenses for the nine months ended March 31, 2025 and 2024 were approximately $5.1 million and $4.0 million, respectively, an increase of $1.1 million. The increase in R&D expense was primarily due to increased spending on consultants and outside services, consumable supplies, and lab maintenance as a result of increased research activities. The increases were partially offset by a reduction in equity award expense when compared to the nine months ended March 31, 2024.

General and Administrative Expenses (“G&A”)

G&A expenses for the nine months ended March 31, 2025 and 2024 were approximately $8.5 million and $9.2 million, respectively, a decrease of ($0.7) million. The decrease in expenses is primarily attributable to the reduction of personnel-related costs, insurance premiums, legal fees, depreciation, accounting and consulting fees. The decreases were partially offset by increased IT-related costs, travel expenses and franchise taxes.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the nine months ended March 31, 2025 were approximately $13.6 million, compared to approximately $13.3 million in the same period of fiscal year 2024.

Discontinued Operations

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO, LLC) in order to complete our transformation into an AI-driven precision antibody discovery and development company. In conjunction with the divestment, we completed a workforce reduction and discontinued the CDMO operations. CDMO operations were classified as discontinued operations on our financial statements through the fiscal year ended June 30, 2024. The loss from Discontinued Operations for the nine months ended March 31, 2024 was approximately ($4.9) million which primarily consisted of a ($3.1) million impairment of fixed assets, approximately ($0.9) million of interest related to the term note payable on the former iBio CDMO facility sold on May 31, 2024, and approximately ($0.9) million of costs to maintain the former facility prior to its sale.

Net Loss from Continuing Operations

Net loss from continuing operations for the nine months ended March 31, 2025 was ($13.2) million, or ($1.44) per share. Net loss from continuing operations for the nine months ended March 31, 2024 was approximately ($12.2) million, or ($5.43) per share.

Uses of Cash and Funding Requirements

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately ($10.7) million for the nine months ended March 31, 2025, compared to net cash used in operating activities of ($13.7) million for the nine months ended March 31, 2024. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash Provided by Investing Activities

Net cash provided by investing activities of approximately $0.7 million for the nine months ended March 31, 2025 was due to the payment received for interest and principal on the promissory note receivable. Net cash provided by investing activities was approximately $1.1 million for the nine months ended March 31, 2024.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2025, was approximately $0.7 million and was attributable to the proceeds from the sale of securities partially offset by payments towards debt, including the finance lease obligations, term promissory note and equipment financing loan. Net cash provided by financing activities was approximately $11.5 million for the nine months ended March 31, 2024.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of March 31, 2025, our accumulated deficit was approximately ($327.1) million and we used approximately ($10.7) million of cash for operating activities during the nine months ended March 31, 2025. As of March 31, 2024, our accumulated deficit was approximately ($306.1) million and we used approximately ($13.7) million of cash for operating activities during the nine months ended March 31, 2024.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”s), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2025, we were not involved in any SPE transactions.

Critical Accounting Estimates

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2025, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following accounting estimate had a material impact on our results of operations for the three and nine months ended March 31, 2025.

Impairment of Indefinite-Lived Intangible Assets

For indefinite life intangible assets, we perform an impairment test annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

Evaluating impairment requires judgment, including the estimation of future cash flows, future growth rates and profitability and the expected life over which cash flows will occur. Changes in our business strategy or adverse changes in market conditions could impact impairment analyses and require the recognition of an impairment charge. Although we base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

During the fourth quarter of the fiscal year ended June 30, 2024, we performed our annual impairment testing of the IBIO-101 therapeutic technology (or “IP”), classified as an indefinite-lived intangible asset, which had a carrying amount of $5 million on June 30, 2024. We engaged a third party to perform valuation assistance with estimating the fair value of IBIO-101 and preparing a market capitalization reconciliation. The Multi-Period Excess Earnings Method (“MPEEM”) under the income approach was utilized to value the indefinite-lived asset. The MPEEM determines the value of a specified asset by calculating the present value of future earnings attributed to the asset. Since IBIO-101 is currently in its pre-clinical development phase, a probability of success was applied to the cash flows to account for the probability of reaching each step of development. The MPEEM requires that charges for the use of other contributory assets be subtracted under the theory that the owner of the subject asset does not own the other contributory assets and would have to rent/lease them in order to earn the cash flows related to the subject asset.

The resulting probability of success adjusted “excess earnings” were discounted to the present value using a 16% discount rate, which was based on iBio’s weighted average cost of capital.  The sum of the discounted excess earnings and the present value of the tax benefit related to amortization of the IBIO-101 indefinite-lived intangible indicated that the fair value was $5.9 million as of the June 30, 2024 valuation date. Given that the carrying amount of the asset was $5 million on June 30, 2024, it was concluded that no impairment existed.

No triggering events were identified during the nine months ended March 31, 2025. We will continue to monitor the value of the IP as part of our annual accounting policy for impairment of long-lived assets. The primary impairment indicators that may arise in the near future are (1) any sustained decline in our common stock market price and (2) FDA decisions on similar competing technologies that are applying for Phase 1 approval.

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

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity.  In an effort to improve liquidity and our runway, we have consummated the sale of our Facility, reduced our work force, signed a collaboration with AstralBio to discover and develop novel antibodies for obesity and other cardiometabolic diseases, entered into a securities purchase agreement for a PIPE financing resulting in gross proceeds of approximately $15.1 million and a second PIPE financing with officers and directors resulting in gross proceeds of approximately $655,000, and entered into an ATM Agreement with the Sales Agents providing for the sale of our Common Stock, from time to time. However, the funds raised in the past will not be sufficient for us to meet our short-term or long-term capital needs. Potential options being considered to further increase liquidity, focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, grant revenue or collaborations, or a combination thereof. There is uncertainty as to the availability of grant funding due to the new administration. However, we anticipate that our expenses will increase as we continue our research and development activities and conduct clinical trials.

Despite the proceeds from the PIPE financing, our cash, cash equivalents and restricted cash was $5.2 million as of March 31, 2025.  Our cash, cash equivalents and restricted cash on May 1, 2025, which included the proceeds from the exercise of the Existing Warrants and the sale of the Inducement Warrants, was approximately $10.5 million and is anticipated to be sufficient to support operations through the end of the first quarter of fiscal year 2026, unless we reduce our burn rate further or raise additional capital. Regardless of whether we are able to reduce our burn rate or sell or out-license certain assets or parts of the business, we will need to raise additional capital in order to fully execute our near and long-term business plans, especially since we expect our expenses to increase as we advance the development of our products in the clinic.

There can be no assurance that our collaboration with AstralBio will be successful or will result in agreements for the sale or out-licensing of any of our product candidates on favorable terms or that the exploration of potential options will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.  If we determine to change our business strategy, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Our historical operating results indicate substantial doubt exists related to our ability to operate as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of March 31, 2025, we have an accumulated deficit of $327.1 million.  As a result of our continued losses, our cash resources have not been sufficient to sustain our operations, and we have continued to depend on financing transactions to generate sufficient cash to stay in operation. During the nine months ended March 31, 2025, we used net cash in operating activities of $10.7 million and we are currently incurring negative operating cash flows of approximately $1.2 million per month.

We held cash, cash equivalents and restricted cash of $5.2 million and $10.5 million as of March 31, 2025 and May 1, 2025, respectively. Based on current trends and activities, there is significant doubt that we can continue as a going concern beyond the end of the first quarter of fiscal year 2026. We are currently evaluating a number of potential options to expand our cash runway, the implementation of which will impact our liquidity. Potential options being considered to increase liquidity include focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates or parts of the business, raising money from capital markets, grant revenue or collaborations, or a combination thereof. Regardless of whether we are able to reduce our burn rate or sell or out-licensing certain assets or parts of the business, we will need to raise additional capital in order to fully execute our longer-term business plan. We believe based on input from expert advisors, that it is likely we will be able to implement one or more options that will extend our cash runway for 12 months or more from the date of the filing this Report. However, there can be no assurance that we will be successful in implementing any of the options that we are evaluating.

Our condensed consolidated financial statements as of and for the year ended March 31, 2025 have been prepared under the assumption that we will continue as a going concern for the next 12 months. Our management concluded that our recurring losses from operations and the fact that we have not generated significant revenue or positive cash flows from operations raise substantial doubt about our ability to continue as a going concern for the next 12 months after the issuance of our financial statements. Our auditors also included an explanatory paragraph in their report on our financial statements as of and for the year ended June 30, 2024 with respect to this uncertainty. If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we will need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives or initiate steps to cease operations or liquidate our assets.

We have incurred significant losses since our inception. We expect to incur losses during our next Fiscal year, we do not anticipate generating significant revenue for several years and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our  net loss from continuing operations was approximately ($13.2) million and ($12.2) million for the nine months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of approximately ($327.1) million.

To date, we have financed our operations primarily through the sale of common stock, preferred stock and warrants. We are devoting substantially all of our efforts to research and development, including the development and validation of our technologies, and the development of proprietary therapeutic products against oncology. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and may incur operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if we:

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

All of our existing product candidates are in various early stages of development and will require extensive additional research and development, clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before they could provide us with any revenue. As a result, even if we successfully develop, achieve regulatory approval and commercialize our products, we may be unable to generate revenue for many years, if at all. We do not anticipate that we will generate revenue from product sales for at least several years, if at all. If we are unable to generate revenue from product sales, we will not become profitable, and we may be unable to continue our operations.

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

The exercise of warrants to purchase shares of our Common Stock and/or raising additional capital will cause dilution to stockholders.

Our stockholders will experience substantial dilution from the issuance of shares of Common Stock upon exercise of the outstanding warrants.

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

Our failure to continue to comply with the continued listing standards of The Nasdaq Capital Market could result in delisting from The Nasdaq Capital Market.

In order to maintain our listing with The Nasdaq Capital Market, or Nasdaq, we must remain in compliance with Nasdaq’s continued listing requirements. In the past, when our stock was listed on NYSE American, we received notification of noncompliance with the continued listing requirements of NYSE American, which instances of noncompliance were subsequently remediated. There can be no assurance that we will continue to meet all of Nasdaq’s continued listing requirements, or qualify for exemptions therefrom, in the future. A failure to comply with such listing requirements could result in delisting from Nasdaq.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth below or as previously disclosed in a Current Report on Form 8-K, the Company has not sold any unregistered securities during the third quarter of fiscal year 2025:

The Company issued an option agreement, dated September 24, 2024, to a professional service vendor to purchase 20,000 shares of Common Stock at an exercise price of $1.83 per share. The option vests in equal quarterly installments over a 12-month period and expires on the fifth anniversary of the grant date. The issuance of the option was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

The Company issued 246,087 shares of Common Stock on January 28, 2025 to AstralBio pursuant to the Myostatin License Agreement. The issuance of the shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act.  For more information, see the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments— Issuance of Shares to AstralBio” above.

The information contained above in Item 5, below, relating to the issuance of the Inducement Warrants and the Inducement Warrant Shares is hereby incorporated by reference into this Item 2.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The information set forth below is included herein for purposes of providing disclosures under Items 1.01 and 3.02 of Form 8-K.

On April 29, 2025, we entered into the Inducement Agreement with the Holders of Existing Warrants to purchase shares of Common Stock. Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash on April 29, 2025 Existing Warrants to purchase an aggregate of 5,626,685 shares of Common Stock at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of the Nasdaq Capital Market, as of the close of trading on April 28, 2025. In consideration of the Holders’ agreement to exercise the Existing Warrants in accordance with the Inducement Agreement, we agreed to issue Inducement Warrants to purchase up to 11,253,370 shares of Inducement Warrant Shares, for consideration of $0.125 per Inducement Warrant. We received aggregate gross proceeds of approximately $6.2 million from the exercise of the Existing Warrants and the sale of the Inducement Warrants, before deducting financial advisory fees and other expenses payable by us. We agreed in the Inducement Agreement to file a resale registration statement within 45 days of the date of the Inducement Agreement providing for the resale of the Inducement Warrant Shares by the holders of the Inducement Warrant Shares.

The Inducement Warrants will have an exercise price of $0.86 per share, will be exercisable upon issuance and will expire on the five-year anniversary of the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Inducement Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock. In addition, in certain circumstances, upon a fundamental transaction (as defined in the Inducement Warrants), a holder of Inducement Warrants will be entitled to receive, upon exercise of the Inducement Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Inducement Warrants immediately prior to the fundamental transaction.

We may not effect the exercise of certain Inducement Warrants, and the applicable holder will not be entitled to exercise any portion of any such Inducement Warrant, which, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by the holder of such Inducement Warrant (together with its affiliates) to exceed 4.99% (or, at the election of the holder, 9.99%) of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such Inducement Warrants.

We engaged Chardan to act as our financial advisor in connection with the transactions summarized above and paid Chardan an aggregate fee equal to approximately $217,000 in connection with the transactions contemplated by the Inducement Agreement. We expect to use the net proceeds from these transactions for working capital and other general corporate purposes.

Based in part upon the representations of the Holders in the Inducement Agreement, the offering and sale of the Inducement Warrants and the Inducement Warrant Shares was made in reliance on the exemption afforded by Regulation D under the Securities Act and corresponding provisions of state securities or “blue sky” laws. Neither the Inducement Warrants nor the Inducement Warrant Shares have been registered under the Securities Act or any state securities laws, and none may be offered or sold in the United States absent registration with the SEC or an applicable exemption from the registration requirements. The sale of the Inducement Warrants and the Inducement Warrant Shares did not involve a public offering and was made without general solicitation or general advertising. Each of the Holders represented that they are an accredited investor, as such term is defined in Rule 501(a) of Regulation D under the Securities Act, and that they are acquiring the Inducement Warrants and the Inducement Warrant Shares for investment purposes only and not with a view to any resale, distribution or other disposition of the Shares in violation of the U.S. federal securities laws.

The foregoing descriptions of the Inducement Agreement and the Inducement Warrants do not purport to be complete and are qualified in their entirety by reference to the full text of the forms of Inducement Agreement and Inducement Warrants, which are filed as Exhibits 10.3 and 4.1, respectively, to this Current Report on Form 8-K and incorporated herein by reference.

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

4.1*	Form of Series F Warrants to Purchase Shares of Common Stock
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

10.3*	Form of Warrant Inducement Agreement, dated April 29, 2025, by and between iBio, Inc. and the Holders identified on the signature pages thereto
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

iBio, Inc.
(Registrant)

Date: May 2, 2025	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer and Chief Scientific Officer Principal Executive Officer

Date: May 2, 2025	/s/ Felipe Duran
Felipe Duran
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer