Form 10-K
period 2025-06-30
iBio, Inc.
filed 2025-09-05
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $22,429,069 as of December 31, 2024, based upon the closing sale price of $2.45 per share reported as of December 31, 2024.

There were 19,654,636 shares of the registrant’s common stock issued and outstanding as of September 4, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Definitive Proxy Statement to be used in connection with the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

IBIO, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this Annual Report for the fiscal year ended June 30, 2025 (this “Annual Report”) to “iBio,” the “Company,” “we,” “us,” “our” and similar terms mean iBio, Inc.

Certain statements in this Annual Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. All statements contained in this Annual Report, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, the negative of these terms, other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report is as of June 30, 2025, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this Annual Report.

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

PART I

Item 1. Business.

Overview

iBio, Inc. (also referred to as "we", "us", "our", "iBio", or the "Company") is a preclinical stage biotechnology company leveraging the power of Artificial Intelligence (“AI”) for the development of hard-to-drug precision antibodies in the cardiometabolic and obesity space. Our core mission is to harness the potential of AI and machine learning (“ML”) to unveil novel biologics which other scientists have been unable to develop. Through our innovative AI Drug Discovery Platform, we have been able to identify differentiated molecules aimed to address unmet needs by current glucagon-like peptide-1 (“GLP-1”) receptor agonists.

We believe the future of obesity care lies not just in weight loss—but in quality weight loss. Current interventional therapies such as GLP-1 receptor agonists have ushered in a breakthrough era, yet challenges remain: muscle loss, fat regain after treatment cessation, and long-term tolerability. We are developing second-generation therapies to meet these unmet needs, using the power of AI-guided antibody design and advanced screening technologies. Our obesity strategy is built on three key principles. First, we are aiming to develop next-generation antibody therapeutics addressing limitations of current approved treatments, offering options with a goal to preserve muscle mass, target fat selectively, and provide durable weight loss with improved tolerability. Second, we are focusing on targets with strong human validation, which we believe both helps reduce development risk and increase the likelihood of clinical success. Lastly, we are applying our integrated AI Drug Discovery Platform and deep scientific expertise to rapidly generate development-ready biologics, enabling us to move with speed and precision in a competitive and fast-evolving field. We anticipate the commencement of our first human clinical trials in late fiscal 2026 or early fiscal 2027. As we continue to leverage our technology stack and develop our existing immune-oncology pre-clinical pipeline, we are also seeking strategic partners with the capabilities to more rapidly advance these programs towards the clinic.

Our discovery and development work is conducted at our San Diego research and development (“R&D”) laboratory space, where our AI and ML scientists and biopharma researchers operate side by side. This close integration of disciplines enables rapid iteration between in silico design and wet-lab validation, compressing the timeline from hypothesis to lead selection. With our robust platform, focused pre-clinical pipeline, and growing scientific and leadership team, we are building a durable and differentiated position in obesity therapeutics—one designed to outlast the first wave and define what comes next.

Key Achievements in Fiscal Year 2025

Progress on Obesity and Cardiometabolic Pre-Clinical Pipeline

●	Identified all four targets for the AstralBio collaboration: Completed target selection for our multi-target discovery collaboration we entered into with AstralBio, Inc. (“AstralBio”) in April 2024, focused on genetically validated pathways in obesity and cardiometabolic disease.
●	Advanced IBIO-610, an Activin E antibody, to development candidate selection: Achieved development candidate nomination based on strong preclinical data in fat-specific weight loss, combination potential with GLP-1 therapies and weight maintenance.
●	Advanced a Myostatin × Activin A bispecific antibody to in vitro proof of concept: Demonstrated simultaneous inhibition of two key muscle suppressors in vitro, validating a novel approach to maximizing lean mass preservation.
●	Advanced IBIO-600, a long-acting anti-myostatin antibody, into IND-enabling studies: Progressed our muscle-preserving, fat-reducing therapeutic into the next phase of development.

●	Advanced AstralBio’s Amylin receptor antibody program to in vivo proof of concept: Achieved in vivo validation of the epitope-steered antibody to activate the Amylin receptor, a promising target for long-term weight regulation.

Business Development

●	Expanded discovery collaboration with AstralBio to include an additional target: Strengthened our relationship with AstralBio by adding a fifth target to the collaboration.
●	In-licensed IBIO-600 and IBIO-610 from AstralBio: Secured full development and commercialization rights to two of our most advanced assets, enabling end-to-end development and future commercialization.

Strengthened our Board of Directors and Senior Leadership Team

●	Added two new Board members with strong financial and biotech expertise: Expanded the Board with individuals who bring deep sector experience and proven leadership in capital markets and antibody discovery and development.

●	Appointed a Senior Vice President of Business Development: Bolstered the executive team with a strategic hire to lead partnering efforts, drive pipeline growth, and accelerate external innovation.

Recent Developments

Underwritten Public Offering and Warrant Inducement Transaction

On August 19, 2025, we entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC, as representative of the underwriters named in Schedule A thereto, relating to the offering, issuance and sale of pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase an aggregate of 71,540,000 shares of our common stock, par value $.001 per share (the “Common Stock”) and accompanying Series G warrants (the “Series G Warrants”) to purchase (i) an aggregate of up to 35,770,000 shares of Common Stock (or, pre-funded warrants in lieu thereof) and (ii) Series H warrants (the “Series H Warrants”) to purchase an aggregate of up to 35,770,000 shares of Common Stock (or pre-funded warrants in lieu thereof) (the “2025 Offering”). The combined public offering price per 2025 Pre-Funded Warrant and accompanying Series G Warrant was $0.699. The closing of the 2025 Offering took place on August 22, 2025. We received net proceeds from the 2025 Offering of approximately $46.5 million after deducting underwriting discounts and commissions and offering expenses payable by us in connection with the 2025 Offering. We may also receive up to an aggregate of $50 million of additional gross proceeds if the Series G Warrants and Series H Warrants are exercised in full for cash.

Inducement of Existing Warrants

On April 29, 2025, we entered into a warrant inducement agreement (the “Inducement Agreement”) with holders (the “Holders”) of certain existing warrants (the “Existing Warrants”) to purchase shares of our Common Stock. Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash on April 29, 2025 Existing Warrants to purchase an aggregate of 5,626,685 shares of Common Stock at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of the Nasdaq Capital Market, as of the close of trading on April 28, 2025. In consideration of the Holders’ agreement to exercise the Existing Warrants in accordance with the Inducement Agreement, we agreed to issue warrants (the “Inducement Warrants”) to purchase up to 11,253,370 shares of Common Stock (the “Inducement Warrant Shares”), for consideration of $0.125 per Inducement Warrant. We received aggregate gross proceeds of approximately $6.2 million from the exercise of the Existing Warrants and the sale of the Inducement Warrants, before deducting financial advisory fees and other expenses payable by us. We agreed in the Inducement Agreement to file a resale registration statement within 45 days of the date of the Inducement Agreement providing for the resale of the Inducement Warrant Shares by the holders of the Inducement Warrant Shares. The registration statement was filed with the SEC on June 13, 2025 and declared effective by the SEC on June 23, 2025.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the foregoing transactions.

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

Strategy

We are building the next generation of antibody medicines to tackle one of the world’s most significant public health challenges: obesity and its cardiometabolic complications. One of the most important advances in modern obesity treatment has been the emergence of GLP-1 receptor agonists and other incretin-based therapies. These drugs have transformed the field by enabling weight loss that, in some cases, rivals the effects of invasive bariatric surgery. But as physicians and patients gain real-world experience, it's becoming increasingly clear that first-generation therapies, while groundbreaking, leave important gaps.

Our response to the evolving needs in obesity treatment is built on a fully integrated antibody discovery platform, designed from the ground up for precision, speed and developability. At the core of our platform is an AI-enabled epitope steering engine enabling us to precisely direct antibodies to functional hotspots on even the most challenging targets—often considered "undruggable." When combined with our antibody optimization platform, which deeply integrates generative AI tools with mammalian display technology, we can progress from concept to development-ready antibody in as little as seven months.

The strategic approach to fulfilling our mission is outlined as follows:

●	Disease area strategy rests on three pillars:
o	Focusing on potential therapies complementing or following GLP-1 treatment, or that offer well-tolerated monotherapy alternatives for patients who cannot or will not stay on GLP-1s.
o	Pursuing targets with strong human validation — either genetic or pharmacologic. This reduces development risk and increases the likelihood of generating first- or best-in-class molecules.
o	Creating a competitive edge by tying together our platform capabilities, our team, and our pre-clinical pipeline.

●	Capital efficient business approach: Our strategic business approach is structured around the following pillars of value creation:
o	Developing and advancing our in-house pre-clinical programs cost effectively: Drug discovery and clinical advancement of our pre-clinical pipeline is crucial for our success. We continue to develop our pre-clinical pipeline for obesity and cardiometabolic diseases with the goal of becoming a clinical stage company.
o	Strategic Collaborations: We are leveraging our platform and pipeline to selectively form strategic partnerships. By tapping into our infrastructure, and expertise, partners have the potential to streamline timelines, reduce costs tied to biologic drug discovery applications and cell line process development, and expedite preclinical programs with efficiency.
o	Out-Licensing in Diverse Therapeutic Areas: In pursuit of adding value, we are exploring partnerships in diverse therapeutic domains such as immunology and inflammation, pain or vaccines. Our intention is to license the AI and screening tech stack, extending its benefits to our partners and amplifying its impact on other disease areas. This strategic approach enables us to capitalize on the value of our meticulously curated data while empowering collaborations and innovations, while at the same time allowing us to focus on our core therapeutic areas, obesity and cardiometabolic diseases.

Our current therapeutics are all in preclinical development and we have not completed any clinical trials in humans for any therapeutic protein product candidate produced using our technology and there is a risk that we will be unsuccessful in developing or commercializing any product candidates.  The current pre-clinical product candidate pipeline is set forth below.

IBIO-610

Activin E, like myostatin, is part of the transforming growth factor-β (“TGF-β”) superfamily and has been implicated in the regulation of energy homeostasis and overall metabolic health. Human genetic studies provide compelling support for Activin E as a therapeutic target, as individuals carrying loss-of-function variants of the INHBE gene exhibit reduced visceral fat, improved lipid profiles, and lower risk of cardiometabolic diseases.

By leveraging our AI Drug Discovery Platform, we believe we have successfully identified the first antibody inhibiting Activin E. Preclinical data from multiple in vitro cell-based assays, including one on a human adipocyte cell line, demonstrated robust blockade of Activin E-mediated signaling. The antibody has been evaluated in multiple pre-clinical studies in a model of diet-induced obesity (DIO) in mice, both alone with bi-weekly dosing and in combination with semaglutide dosed daily. These results suggest IBIO-610 may induce fat-selective weight loss.

In vitro characterization of IBIO-610. Target protein binding measured via SPR. Reporter cell line assay used HEK293 reporter cell line with ALK7 receptor stably integrated. 200pM Activin E used. Differentiated human adipocyte, treated with 100nM Activin E.

In a DIO mouse model, IBIO-610 was administered biweekly at 10 mg/kg for four weeks to evaluate its effects as a monotherapy. Treated mice were observed to have a 8.9% reduction in body weight compared to baseline and placebo, with body composition analysis revealing a 26% reduction in fat mass and no measurable loss of lean mass. Outlier non-responder mice were excluded.

To test potential combination therapy with incretin treatments, IBIO-610 was dosed biweekly alongside daily semaglutide. While semaglutide alone produced a 27.8% reduction in body weight (baseline and placebo adjusted), the combination resulted in a more pronounced 35.3% weight loss, without any additive effect on food intake. The combination also led to a greater reduction in visceral fat compared to semaglutide alone, suggesting complementary mechanisms that enhance metabolic benefit.

IBIO-610 was also tested as a maintenance therapy following cessation of semaglutide treatment. In this model, DIO mice were first dosed with semaglutide for two weeks, leading to approximately 18% weight loss. Upon stopping semaglutide, control mice regained 71% of the lost weight within three weeks, with fat mass levels returning to those of untreated animals. In contrast, mice receiving IBIO-610 at the time of semaglutide discontinuation regained only 28% of the lost weight and retained significantly lower fat mass at study termination, highlighting the potential of IBIO-610 to prevent rebound weight gain.

Prevention of weight regain after cessation of GLP-1 treatment in mouse model of obesity by IBIO-600. n=10 per group, IBIO-610 dosed S.C. at 10 mg/kg twice per week. Semaglutide dosed at 10nmol/kg S.C. daily. Organ weights determined via necropsy.

Myostatin x Activin A Bispecific Antibody

Activin A is another member of the TGF-β family and is known to modulate muscle growth among its various biological functions. The therapeutic potential of targeting Activin A has been observed in garetosmab, an Activin A antagonist antibody that exhibited promising outcomes in early clinical trials and in published Non-Human Primate (“NHP”) data.

Building on these insights, we initiated a program to develop a bispecific antibody targeting both myostatin and Activin A. Leveraging our StableHu™ platform and mammalian display, this program is in late discovery, where multiple parameters, such as binding affinity, expression levels, and stability, are being optimized. Early in vitro findings in human muscle progenitor cells suggest that the bispecific candidate induces a stronger differentiation of progenitor cells into mature muscle cells compared to antibodies targeting only myostatin or Activin A alone. Increased muscle fusion index in human muscle stem cells, as shown in the chart below, is a surrogate of muscle growth.

Reversal of the myostatin or Activin A-mediated inhibition of human muscle stem cell fusion

IBIO-600

Myostatin, also known as growth differentiation factor 8 (“GDF8”), is a member of the TGF-β family that regulates and limits skeletal muscle growth. A loss of function in the myostatin gene eliminates this inhibitory effect, leading to increased muscle mass and strength. This genetic alteration results in significant muscle hypertrophy (increased size) and hyperplasia (increased number of muscle fibers). While these effects can enhance muscle development, they may also have implications for overall metabolism and cardiovascular health.

In April 2024, as result of the collaboration with AstralBio, we initiated a program to discover and develop a long-acting anti-myostatin antibody. Using our StableHu platform coupled with mammalian display, we optimized hit antibodies across multiple parameters, including affinity for myostatin, binding to the FcRn receptor, expression levels in mammalian cells, and resistance to poly-reactivity and aggregation. The final candidate, IBIO-600, was also observed to have a beneficial profile between thermostability and resistance to stress conditions during initial testing.

In vitro, IBIO-600 was evaluated in human muscle progenitor cells, where it potently inhibited myostatin. This inhibition facilitated the differentiation of progenitor cells into mature human muscle cells. In interim data from a preclinical study in obese mice, we observed that IBIO-600 dose-dependently prevented lean mass loss when administered in combination with a GLP-1 receptor agonist.

In November 2024, we initiated a study in obese and elderly NHPs for IBIO-600. The primary goal of the study was to assess the pharmacokinetic (“PK”) profile of IBIO-600. The study consisted of two dose levels, a low dose of 5 mg/kg and a high dose of 50 mg/kg, with a single subcutaneous injection in each case. In addition to monitoring PK in serum, the study analyzed body composition changes over time by employing DEXA scans, measuring lean and fat mass.

Serum concentration of IBIO-600 in obese NHPs after a single 5 mg/kg I.V. dose. n=3

The study consisted of six NHPs, sorted randomly into the low and high dose groups. IBIO-600 promoted an increase in lean mass and a reduction in fat mass from baseline values. Standard PK calculations indicated the half-life of IBIO-600 in NHPs was approximately 40 to 52 days. By using multiple allometric scaling approaches, we estimated the half-life in humans of IBIO-600 as falling with a range of 57-147 days.

Change in Lean and Fat Mass in obese NHPs treated with a single 5 mg/kg I.V. dose of IBIO-600. N=3 per group. Region of Interest DEXA scan on gluteal and thigh region.

Following the NHP pharmacokinetic study, we initiated Chemistry, Manufacturing, and Controls manufacturing and nonclinical toxicology activities to support advancement of IBIO-600 toward clinical development. We have established a stable cell line, completed process and formulation development, and manufactured a good laboratory practices (“GLP”) toxicology batch at 200L scale. In parallel, we launched a nonclinical toxicology program, initiating both rat and NHP dose range finding studies as well as a rat GLP tox study, with plans underway for an NHP GLP tox study. All studies are progressing as planned, with no notable safety findings observed to date. We intend to continue progressing the development of IBIO-600 through IND in sarcopenia, other muscle loss disorders and obesity.

AI Discovery Tools

Through our innovative AI Drug Discovery Platform, we are a champion of a culture of innovation by identifying novel targets, forging strategic collaborations to enhance efficiency, diversify pipelines, with the goal of accelerating preclinical processes. Our proprietary technology stack is designed to minimize downstream development risks by employing AI-guided epitope-steering and monoclonal antibody (“mAb”) optimization.

Our proprietary technology stack combines Epitope Steering, our patented AI engine that directs antibody binding to precisely defined regions of target proteins, increasing selectivity and therapeutic impact; StableHu, a generative AI tool that rapidly optimizes antibodies for expression, stability, and manufacturability; and mammalian display-based multidimensional screening, enabling simultaneous optimization of affinity, specificity, and half-life in a single selection step. Together, these tools power a fully integrated platform that allows us to go from concept to in vivo proof-of-concept within weeks, accelerating the development of first-in-class and best-in-class biologics. The EngageTxTM technology enables us to target bi-specific molecules. Data from a number of in vitro tumor cell-killing assays suggests that our most advanced MUC16 clone, when combined with eight distinct CD3 binders using our EngageTx technology, revealed a potency range of approximately 33,000 fold. With the ability to navigate sequence diversity and promote Human-Cyno cross reactivity while mitigating cytokine release, the goal is to enhance agility and bolster preclinical safety assessments. Another key feature of our technology stack is our ShieldTxTM masking technology, which keeps antibodies inactive until they reach diseased tissue. At that point, the masks are removed and the antibodies become active, all with the goal of broadening the therapeutic window and potentially improving both efficacy and safety.

Partnered Programs

Amylin Receptor Agonist Engineered Antibody

In collaboration with AstralBio, we are working to develop an amylin receptor antibody, a potentially highly promising mechanism in obesity treatment. Along with AstralBio, we are discovering and optimizing both dual amylin and calcitonin receptor (DACRA)-like engineered antibodies, and selective amylin receptor agonist antibodies while avoiding engagement of the calcitonin receptor. Improved selectivity may translate into tolerability and efficacy advantages. Leveraging the AI Drug Discovery Platform, combining soluble G protein-coupled receptor (“GPCR”) analogues with mammalian display, we have engineered agonists with tailored activity across specific amylin receptor subtypes, showcasing the ability to address complex membrane protein targets with precision.

Early preclinical results to date show the promise of the approach. In a proof-of-concept study in DIO mice, an early DACRA-like agonist antibody delivered approximately a ~60% reduction in acute food intake (p<0.05), nearly matching the 67% reduction seen with a benchmark DACRA peptide. These data affirm that antibody-based approaches targeting amylin receptor are promising and can access the parts of the brain containing amylin receptor. As the third obesity program from our AstralBio partnership, this achievement marks a significant validation of our integrated AI Drug Discovery Platform and sets the stage for advancing this differentiated modality into the next stages of development.

AI-Technology Platform

Overview

Our technology stack is a multi-layered, AI-powered system designed to significantly enhance the probability of success to discover and develop antibodies against hard-to-drug pathophysiologically relevant proteins. This platform comprises four key layers, each playing a crucial role in the discovery and optimization of precision antibodies.

The first layer, epitope engineering, leverages the patented AI-engine to target specific regions of proteins, allowing us to engineer antibodies with high specificity and efficacy. Pursuing specific epitopes that elicit a specific biological function allows us to create antibodies with complex modes of action, like agonistic or cell activating antibodies. The second layer involves the proprietary antibody library, which is built on clinically validated frameworks and offers a rich diversity of human antibodies. The third layer of the technology stack is the antibody optimizing StableHu AI technology, coupled with mammalian display technology. This combination has been shown to speed up the Lead Optimization process and potentially minimizes downstream risks, with the goal of making the overall development process more efficient and cost-effective.  The fourth layer of our technology stack is comprised of our EngageTx and ShieldTx technologies. EngageTx delivers an optimized, next-generation CD3 T-cell engager antibody panel with a wide range of potencies, NHP cross-reactivity, enhanced humanness, and strong tumor-killing activity with reduced cytokine release. In parallel, ShieldTx provides an antibody masking technology that enables the creation of conditionally activated antibodies. These conditionally activated antibodies can broaden the therapeutic window by improving efficacy and safety, enable drug combinations that would otherwise be too toxic, and open the door to pursuing targets whose expression across multiple tissues would normally raise safety concerns.

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

The application of engineered epitopes extends to a wide array of complex and hard-to-drug protein structures. This broad applicability not only has the potential to unlock high-value targets in the field of immuno-oncology (I/O), but it could also be transformative in various other disease areas such as cardiometabolic, immunology and pain management. Furthermore, the potential use of this approach in vaccine development could open up new avenues for disease prevention.

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

StableHu AI Antibody-Optimizing Technology

Antibody optimization is a pivotal step in the development of therapeutic antibodies. It refines an antibody's properties to enhance its efficacy, safety, and manufacturability. This process includes humanization, which alters non-human antibodies to mimic human antibodies, thereby reducing the risk of immune reactions when used in therapy.

Our proprietary StableHu technology is instrumental in this optimization process. StableHu is an AI-powered tool designed to predict a library of antibodies with fully human CDR variants based on an input antibody. This input can range from an early, unoptimized molecule to an approved drug. The model has been trained utilizing a set of over 1 billion human antibodies, progressively masking known amino acids within CDRs until the algorithm could predict the correct human sequence.

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

StableHu Antibody Optimization Technology

EngageTx CD3-Based T-Cell Engager Panel

CD3-based T-cell engagers potentially offer significant clinical benefits in cancer treatment. They have the potential to effectively target and eliminate a wide range of tumor types, including those resistant to other therapies. By recruiting and activating the body's own T-cells to specifically target cancer cells, they can overcome some mechanisms of immune evasion, potentially leading to improved patient outcomes.  However, first-generation T-cell engaging bispecific antibodies often face challenges related to safety and efficacy. They can cause severe side effects, such as cytokine release syndrome due to overactivation of the immune system. Additionally, they may lack specificity, which can lead to off-target effects and damage to healthy tissues. The lack of NHP cross-reactivity also prevents safety assessment in higher species.

To address these issues, we used antibodies from an epitope steering campaign as well as a first-generation T-cell engager as input and utilized our StableHu technology to identify a next-generation CD3 antibody panel. The sequence diversity generated by StableHu led to an antibody panel with a wide range of potencies, which allows us to pair the panel with a wide variety of tumor-targeting antibodies. Importantly, we were able to retain T-cell activation and tumor cell killing capacity with significantly reduced cytokine release. This reduction is believed to lower the risk of cytokine release syndrome. Additionally, the increased humanness of the predicted antibodies, thanks to our StableHu technology, reduces the risk of immunogenicity.

Furthermore, our StableHu technology enabled us to engineer NHP cross-reactivity into EngageTx. This allows for advanced safety assessment in NHP ahead of clinical trials, providing another layer of safety assurance.

CD3-Based T-Cell Engager Panel EngageTx

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

Our ShieldTx technology enables the creation of conditionally activated antibodies and stands out because it is deeply integrated into our technology stack, providing multiple advantages. Identifying a fitting mask is challenging, however, our ShieldTx technology is designed to increase the probability of success. This increased success rate is due to our epitope engineering engine, which creates small embodiments of the drug target epitope to raise antibodies. These engineered epitopes, by definition, bind to the raised antibody and can be deployed as masks. Thus, the mask design process is inherently built into the antibody discovery process.

Additionally, multi-dimensional optimization with our StableHu antibody optimization technology allows for the simultaneous optimization of the three components of conditionally activated antibodies: the antibody, mask, and linker. This approach, we believe, will significantly reduce development time compared to the typically sequential optimization of the individual components.

Mechanism of ShieldTx, iBio’s masking technology to create conditionally activated antibodies

Programs Available for Partnering Outside the Cardiometabolic Area

There have been notable advances in the field of oncology in recent years, and arguably none more important than the advent of immunotherapies. We have a pipeline of pre-clinical programs with differentiated profiles and high potential impact. We are exploring the best path forward for these programs, with a focus on identifying partners who bring complementary capabilities and a shared vision for patient impact.

IBIO-101

IBIO-101 is our second-generation anti-CD25 monoclonal antibody designed to deplete immunosuppressive regulatory T cells [Tregs] while preserving interleukin-2 signaling in effector T cells [Teffs], addressing a key limitation of earlier anti-CD25 therapies. Preclinical studies demonstrated that IBIO-101 selectively depleted Tregs, spared Teffs, and enhanced anti-tumor immune responses, resulting in tumor growth suppression as a monotherapy and showing synergistic benefit when combined with anti-PD-1 checkpoint inhibition. These results support IBIO-101’s potential as an improved immuno-oncology therapy capable of overcoming the shortcomings of first-generation anti-CD25 antibodies.

TROP-2 x CD3 Bispecific

iBio’s lead TROP-2 x CD3 bispecific antibody, developed with our EngageTx platform, is designed to harness T cells to selectively kill TROP-2–expressing tumors while minimizing the cytokine release that often limits the tolerability of T-cell engagers. TROP-2 is highly expressed in a range of solid tumors, including breast, lung, colorectal, and pancreatic cancers. Unlike TROP-2 antibody-drug conjugates that risk damaging healthy cells, our bispecific approach aims to widen the therapeutic window and deliver a durable anti-tumor response. In preclinical studies, our lead molecule demonstrated potent tumor cell killing with a reduced cytokine release profile compared to a first-generation T-cell engager and showed a 36% reduction in tumor size after a single dose in a humanized mouse model of squamous cell carcinoma.

MUC16

Mucin-16 (“MUC16”) is an established oncology target overexpressed in multiple solid tumors, including more than 80% of ovarian cancers, but prior antibody approaches have been limited by tumor immune evasion through antigen shedding and glycosylation. Using our patented epitope steering AI platform, we generated antibodies that bind a non-shed, non-glycosylated region of MUC16, thereby potentially avoiding these resistance mechanisms and enabling more effective tumor targeting. In preclinical studies, lead molecules selectively bound the engineered epitope and demonstrated binding to MUC16 on OVCAR-3 ovarian cancer cells. Following humanization, our lead antibody retained binding to both the targeted epitope and tumor cells, supporting its potential as a differentiated therapy for MUC16-positive cancers.

EGFRvIII

Epidermal growth factor receptor variant III (“EGFRvIII”) is a tumor-specific variant of the EGFR that is absent from healthy tissues, making it an attractive target for cancer therapy. It is most commonly associated with glioblastoma and head and neck cancer, but can also occur in breast, lung, and ovarian cancers. Traditional EGFR-targeted approaches have been limited by off-target effects on healthy cells, whereas our patented AI-enabled epitope steering platform has generated antibodies that selectively recognize a unique epitope on EGFRvIII without binding wildtype EGFR. In preclinical studies, these molecules demonstrated strong binding to EGFRvIII, selective tumor cell killing in vitro while sparing healthy cells, and a 43% reduction in tumor growth in a mouse model of head and neck cancer, supporting their potential as safer, more precise anti-tumor therapies.

CCR8

G protein–coupled receptors (“GPCRs”) represent one of the most successful therapeutic target classes, but antibody development against them has historically been challenging due to their complex structure. Chemokine receptor 8 (“CCR8”), a GPCR selectively expressed on immunosuppressive Tregs, has emerged as a promising oncology target since depleting tumor-associated Tregs can enhance anti-tumor immunity. Unlike CCR4, which is broadly expressed on immune cells and presents safety risks if targeted, CCR8 provides a more tumor-focused approach. Using our AI-enabled discovery platform, we generated anti-CCR8 antibodies with high specificity, strong binding to CCR8-expressing cells, and potent depletion of primary human Tregs while sparing CCR4. In preclinical studies, our lead CCR8 antibody inhibited tumor growth and produced a 22% reduction in tumor size in a colon cancer mouse model, supporting its potential as a differentiated Treg-targeting immunotherapy.

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

Digital Infrastructure

iBio is a firm believer in the transformative power of digital technologies, including robotics, automation, AI, ML, and cloud computing. These technologies are integral to operationalizing our strategy, accelerating our learning curve, and executing at scale. As such, we have made substantial investments in these areas. Our aspiration is to digitize our operations to the greatest extent possible, harnessing the potential of digital technology to maximize our impact on human health. As we continue to grow, we remain committed to further investing in our digital infrastructure to support our ambitious goals.

Strategic Alliances, Collaborations, and Joint Ventures

We have formed collaborations and strategic alliances to gain access to funding, capabilities, technical resources and intellectual property to further our development efforts, commercialize our technology and to generate revenues, including through the use of our patented epitope-steering AI-engine and our EngageTx platform.

Several agreements with Astral Bio

Discovery, Option and License Agreement: On March 27, 2024, we entered into a collaboration with AstralBio to discover and develop novel antibodies for obesity and other cardiometabolic diseases. As part of the collaboration, we granted an exclusive license to our AI-powered technology to identify and engineer four (4) targets for the treatment of obesity and cardiometabolic diseases, of which AstralBio may continue the pre-clinical development and deploy its proven drug development expertise to advance candidates to an Investigational New Drug (“IND”) application. We have the exclusive option to license three (3) obesity and cardiometabolic targets from AstralBio and will receive the rights to develop, manufacture and commercialize those targets upon exercise. In April 2025, we amended our collaboration with AstralBio to add a fifth target for the treatment of cardiometabolic disease. We will identify and create an antibody against such target, leveraging our proprietary AI Drug Discovery Platform. In exchange for adding an additional target to the collaboration, AstralBio provided us with a $750,000 credit which we applied toward the option fee for the exclusive license of the novel antibody that inhibits the function of Activin E.

Exclusive License Agreement (Myostatin Target): As a result of this collaboration with AstralBio, on December 31, 2024, we exercised our first option and entered into an exclusive agreement (the “Myostatin License Agreement”) with AstralBio, pursuant to which AstralBio licensed to us, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Myostatin License Agreement) and AstralBio Licensed Know-How (as defined in the Myostatin License Agreement) to develop, manufacture and commercialize and otherwise exploit any product directed to GDF8 (myostatin) that contains the licensed antibody targeting myostatin, now named IBIO-600, for research, diagnosis, treatment, prevention, or management of any disease or medical condition. We are solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-600 in our discretion, subject to the terms of the License Agreement, and for all costs for all activities related to the development, manufacture and commercialization of IBIO-600 worldwide.  IBIO-600 was identified by AstralBio using our proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.  In parallel, we initiated a bispecific antibody program targeting myostatin/activin A to treat obesity and cardiometabolic disorders, leveraging our proprietary technology stack as well as the technology of IBIO-600.

In consideration for the rights and licenses granted by AstralBio to us in the Myostatin License Agreement, we agreed to pay AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days after the effective date of the Myostatin License Agreement, which we paid by issuing AstralBio 246,087 shares of our Common Stock on January 28, 2025 and (ii) upon the occurrence of specified developmental and commercial milestones, milestone payments of up to a total of $28 million, which can be paid by cash or, provided we remain listed on the NYSE American or another national stock exchange at the time of the payment, by issuing shares of our Common Stock, subject to approval of the issuance of any such shares by NYSE American or another national stock exchange at the time of the payment, and provided, however, in no event shall we issue to AstralBio pursuant to the Myostatin License Agreement resulting in AstralBio owning more than 19.9% of the total number of shares of our Common Stock as of the date of entering into the Myostatin License Agreement. In the event we sublicense IBIO-600 or a product that includes IBIO-600, we will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

Exclusive License Agreement (Activin E): On April 21, 2025, we entered into an exclusive agreement related to Activin E (the “Activin E License Agreement”) with AstralBio, pursuant to which AstralBio has licensed to us, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Activin E License Agreement) and AstralBio Licensed Know-How (as defined in the Activin E License Agreement) to develop, manufacture and commercialize and otherwise exploit any product directed to Activin E that contains the licensed antibody targeting Activin E, now named IBIO-610, for research, diagnosis, treatment, prevention, or management of any disease or medical condition. IBIO-610 was identified by AstralBio using our proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.

We are solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-610 in its discretion, subject to the terms of the Activin E License Agreement, and for all costs for all activities related to, the development, manufacture and commercialization of IBIO-610 worldwide. In consideration for the rights and licenses granted by AstralBio to us in the Activin E License Agreement, we agreed to pay AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days after the effective date of the Activin E License Agreement, which we paid by using a one-time credit equal to $750,000 (the “Credit”) provided by AstralBio pursuant to a collaboration us entered into with AstralBio in March 2024 in exchange for us identifying and creating an antibody against an undisclosed exclusive target for AstralBio, and (ii) upon the occurrence of specified developmental and commercial milestones, milestone payments of up to a total of $28 million, which can be paid by cash or, provided we remains listed on the Nasdaq Capital Market (“Nasdaq”) or another national stock exchange at the time of the payment, by issuing shares of our Common Stock, subject to approval of the issuance of any such shares by Nasdaq, and provided, however, in no event shall we issue to AstralBio pursuant to the Activin E License Agreement resulting in AstralBio owning more than 19.9% of the total number of shares of our Common Stock as of the date of entering into the Activin E License Agreement. In the event we sublicense IBIO-610 or a product that includes IBIO-610, we will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

Several agreements with RubrYc Therapeutics, Inc.

On August 23, 2021, we entered into a series of agreements with RubrYc described in more detail below:

Collaboration and License Agreement: iBio entered into a collaboration and licensing agreement (the “RTX-003 License Agreement”) with RubrYc to further develop RubrYc’s immune-oncology antibodies in its RTX-003 campaign. During the term of the RTX-003 License Agreement, RubrYc granted us an exclusive worldwide sublicensable royalty-bearing license under the patents controlled by RubrYc that cover the RTX-003 antibodies. The RTX-003 License Agreement was terminated when we acquired substantially all of the assets of RubrYc in September 2022, including RubrYc’s immune-oncology antibodies in its RTX-003 campaign.

Collaboration, Option and License Agreement: iBio entered into a collaboration agreement (the “Collaboration Agreement”) with RubrYc to collaborate for up to five years to discover and develop novel antibody therapeutics using RubrYc’s artificial intelligence discovery platform. In addition, RubrYc granted us an exclusive option to obtain a worldwide sublicensable commercial license with respect to each of the lead product candidates resulting from such collaboration programs (the “Selected Compounds”). With the exception of any obligations that survive the termination, the Collaboration, Option and License Agreement was terminated when we acquired substantially all of the assets of RubrYc in September 2022.

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

The rights, preferences of and privileges of the RubrYc Series A-2 Preferred Stock (“Series A-2 Preferred”) are set forth in the Third Amended and Restated Certificate of Incorporation of RubrYc Therapeutics, Inc. (the “Amended RubrYc COI”), and include a preferential eight percent (8%) dividend, senior rights on liquidation, the right to elect a Series A-2 Preferred director for as long as we held at least 1,500,000 shares of RubrYc stock, the right to vote on an as-converted basis, certain anti-dilution and other protective provisions, the right to convert the Series A-2 Preferred into shares of RubrYc common stock at our option, and mandatory conversion of the Series A-2 Preferred into shares of RubrYc common stock upon (a) the closing of a firm-commitment underwritten public offering to the public pursuant to an effective registration statement under the Securities Act of 1933, as amended, for shares of RubrYc common stock at a per share price of at least five (5) times the Series A-2 Original Issue Price (as defined in the Amended RubrYc COI) and resulting in at least $30,000,000 of gross proceeds to RubrYc or (b) such other date, time or event, specified by vote or written consent of the majority of the aggregate voting power, on an as-converted basis, of the RubrYc Series A preferred stock (“Series A Preferred” and together with the Series A-2 Preferred, the “Senior Preferred Stock”) and Series A-2 Preferred. The Right of First Refusal and Co-Sale Agreement gives RubrYc the right of first refusal on stock sales by key holders, generally defined as founders, and a second right of first refusal and a co-sale right to specified other investors, including certain holders of Senior Preferred Stock and iBio.

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

Pursuant to the Voting Agreement, certain RubrYc stockholders are contractually obligated to, among other things, vote for and maintain the authorized number of directors at five members, one of which we have the contractual right to elect subject to the conditions set forth above.

Asset Purchase Agreement: On September 19, 2022, we purchased substantially all of the assets of RubrYc, including the AI Drug Discovery Platform, RTX-003 (IBIO-101), all Selected Compounds, three additional immune-oncology candidates, a PD-1 agonist, in addition to lab and technology equipment pursuant to an asset purchase agreement, dated September 16, 2022 (the “Asset Purchase Agreement”). On September 19, 2022, in connection with the closing of the acquisition, we entered into a termination agreement (the “Termination Agreement”) with RubrYc in order terminate the RTX-003 License Agreement and the Collaboration Agreement, which terminated any and all future milestone payments or royalty obligations we had under those agreements. Under the terms of the Asset Purchase Agreement, upon closing of the acquisition, we made an upfront payment of approximately $1,000,000 by issuing 5,117 shares of our Common Stock to RubrYc. RubrYc is also eligible to receive up to $5,000,000 in development milestone over the period of five years from the date of the Asset Purchase Agreement, which can be paid in shares of our Common Stock or cash, at our sole discretion.  In addition, we had advanced RubrYc $484,000 to support their operation costs during the negotiation period and incurred transaction costs totaling $208,000, which were also capitalized as part of the assets acquired. The assets acquired include the patented AI Drug Discovery Platform, all rights with no future milestone payments or royalty obligations, to IBIO-101 (RTX-003), in addition to CCR8, EGFRvIII, MUC16, CD3 and one additional immuno-oncology candidate plus a PD-1 agonist. The Asset Purchase Agreement contained representations, warranties and covenants of RubrYc and the Company.

Facility Purchase from Eastern Capital Limited

On November 1, 2021, we purchased the manufacturing facility (the “Facility”) previously operated under a lease from two affiliates of Eastern Capital Limited (the “Eastern Affiliates”). We also acquired the approximate 30% equity interest (after conversion) in iBio CDMO LLC (“iBio CDMO”) held by the Eastern Affiliates, who became the lessee under the ground lease agreement with the Board of Regents of the Texas A&M University System (the “Ground Lease Agreement”) for the land upon which the Facility is located and terminated the Sublease we had entered into with the Eastern Affiliates. As a result, iBio CDMO and its intellectual property are now wholly owned by us. The total purchase price for the Facility, the termination of the Sublease and other agreements among the parties, and the equity described below was $28,750,000, which was paid $28,000,000 in cash and by the issuance to Bryan Capital Investors LLC, an affiliate of the Eastern Affiliates a five-year warrant to purchase 2,579 shares of our Common Stock at an exercise price of $665 per share.

In connection with the purchase of the Facility, iBio CDMO entered into a Credit Agreement, dated November 1, 2021 (the “Credit Agreement”), with Woodforest National Bank (“Woodforest”) pursuant to which Woodforest had provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan was evidenced by a Term Note (the “Term Note”). Throughout the term of the Term Loan, the Company and Woodforest entered into amendments which, among other things, amended the maturity date, interest rate and liquidity covenant. (Refer to the Company’s June 30, 2024 Annual Report for more information.)

On May 17, 2024, iBio CDMO entered into a purchase and sale agreement (the “2024 Purchase and Sale Agreement”) with The Board of Regents of the Texas A&M University System (“The Board of Regents”) pursuant to which iBio CDMO agreed to terminate the Ground Lease Agreement with The Board of Regents, dated March 8, 2010, as amended by an Estoppel Certificate and Amendment to Ground Lease Agreement, dated as of December 22, 2015 (together with the Ground Lease Agreement, the “Ground Lease”), related to 21.401 acres in Brazos County, Texas (the “Land”) and complete the sale to The Board of Regents of: (i) the buildings, parking areas, improvements, and fixtures situated on the Land (the “Improvements”); (ii) all iBio CDMO’s right, title, and interest in and to furniture, personal property, machinery, apparatus, and equipment owned and currently used in the operation, repair and maintenance of the Land and Improvements and situated thereon (collectively, the “Personal Property”); (iii) all iBio CDMO’s rights under the contracts and agreements relating to the operation or maintenance of the Land, Improvements or Personal Property which extend beyond the closing date (the “Contracts”); and (iv) all iBio CDMO’s rights in intangible assets of any nature relating to any or all of the Land, the Improvements and the Personal Property (the “Intangibles”; and together with the Ground Lease, Improvements and Personal Property, collectively, the “Property”). The sale price was $8,500,000.

On May 17, 2024, iBio CDMO, the Company and Woodforest entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) which provided that iBio CDMO would pay to Woodforest the proceeds of the sale of the Property under the 2024 Purchase and Sale Agreement when received and determine, in consultation with Woodforest, the remaining balance due under the Credit Agreement (the “Indebtedness Deficiency Amount”).

On May 31, 2024, in accordance with the terms of the Settlement Agreement in consideration of the payment in full of all Obligations (as such term is defined under the Credit Agreement) (a) iBio CDMO paid to Woodforest (i) $8,500,000, which it received from the sale of the Property under the 2024 Purchase and Sale Agreement, and (ii) approximately $915,000 from restricted cash which had previously been held by Woodforest, and (b) the Company issued a Pre-Funded Warrant to purchase 1,560,570 shares of its Common Stock to Woodforest to satisfy the Indebtedness Deficiency. On January 13, 2025, the Pre-Funded Warrant was subsequently assigned by Woodforest to Lynx1 Master Fund LP. The Pre-Funded Warrant expires upon full exercise thereof and is exercisable at a nominal exercise price equal to $0.0001 per share.

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

Intellectual Property

We currently own 16 patents. Of the 16 patents, 11 are U.S. and 5 are international.  Since July 1, 2023, we have primarily focused our intellectual property estate on our preclinical assets including provisional and regular patents in the U.S. and overseas, including for CD25 antibodies, CCR8 antibodies, EGFRvIII antibodies, anti-MUC16 antibodies, TROP-2 antibodies, CD3 antibodies, and for high-efficiency, conditionally-activated antibodies.  We now have 23 U.S., 2 Patent Cooperation Treaty, and 47 international applications pending. One Japanese and a U.S. application have been allowed but not yet issued.  International patents and applications include numerous foreign countries including Australia, Canada, China, Hong Kong, India, Japan, Korea, and the European regional phase.  All of our patents will expire between 2025 and 2040.

Included in the 88 patents and patent applications are U.S. and foreign patents and applications that we acquired from RubrYc for novel antibodies, scaffold technology, and a machine learning apparatus for engineering meso-scale peptides.

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

The technology and products covered by our issued and pending patent applications are summarized below:

Product Patent Applications, Technology, and Know-How (U.S. and International)

●	Antibodies
●	Influenza vaccines
●	Influenza therapeutic antibodies
●	Anthrax vaccines
●	Plague vaccines
●	HPV vaccines
●	Trypanosomiasis vaccine
●	Malaria vaccines
●	COVID-19 vaccines
●	Antibodies against CCR8
●	Antibodies against EGFRvIII
●	Antibodies against MUC16
●	Antibodies against TROP2
●	Antibodies against CD3
●	High-efficiency, conditionally-activated antibodies

Pending Technology Patent Applications and Know-How (U.S. and International)

●	Activation of transgenes in plants by viral vectors
●	Transient expression of proteins in plants
●	Thermostable carrier molecule
●	In vivo deglycosylation of recombinant proteins in plants
●	Scaffold technology
●	Machine learning apparatus for engineering meso-scale peptides
●	Methods of making conditionally-activated antibodies

Technology, Know-How and Product Patents (U.S.)

●	Virus-induced gene silencing in plants
●	Transient expression of foreign genes in plants
●	Production of foreign nucleic acids and polypeptides in sprout systems
●	Production of pharmaceutically active proteins in sprouted seedlings
●	Systems and method for clonal expression in plants
●	Recombinant carrier molecule for expression, delivery and purification of target polypeptides
●	Influenza antigens, vaccine compositions, and related methods
●	Plague antigens, vaccine compositions, and related methods
●	Influenza therapeutic antibodies
●	Trypanosomiasis vaccine
●	Anthrax antigens, vaccine compositions, and related methods

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

As a biopharmaceutical company developing next generation obesity therapeutics, we compete with a broad range of companies. At the highest level, our therapeutics can be seen as both a complement and a potential competitor to any obesity therapeutic, most incretin peptides, biologics, other peptide therapies, siRNAs, surgical interventions, and small molecules. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs with extensive facilities and equipment than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Novo Nordisk A/S, Amgen Inc., Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca plc), Johnson & Johnson, Pfizer Inc., Merck KGaA and Sanofi SA, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), Gilead Sciences, Inc. and its subsidiary Kite Pharma, Inc, and Regeneron Pharmaceuticals. We also compete with additional companies who are more advanced in the obesity and cardiometabolic space, such as Keros Therapeutics, Inc., Scholar Rock, Inc., Biohaven, Ltd., Structure Therapeutics, Inc., Viking Therapeutics, Inc., Veru Inc., Zealand Pharma A/S, Metsera, Inc., Terns Pharmaceuticals, Inc., Skye Bioscience, Inc., SixPeaks Bio AG, Laekna, Inc., Wave Life Sciences Ltd., Arrowhead Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., and Helicore Biopharma Inc., as well as tech enabled drug discovery companies such as Recursion, Inc., AbCellera Biologics, Inc., Cellarity, Inc., BenevolentAI, and others, some of which have substantially greater financial, technical, sales, marketing, and human resources than we do.

Research and Development

Our research and development functions are focused on the creation of new products and services, as well as enhancements to our existing offerings, both of which are necessary to maintain our competitive position. Our research and development activities take place primarily at our facilities in San Diego. iBio has leased lab and office space in San Diego for the purpose of conducting research. For the fiscal year 2025, iBio spent $8.3 million in R&D related activities.

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

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of pre-clinical laboratory tests and animal studies according to good laboratory practices (“GLP”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;
●	submission to the FDA of an IND” application which must become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (“GCPs”) and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
●	submission to the FDA of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the NDA or BLA based on results of pre-clinical testing and clinical trials;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the product candidates are produced, to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	potential FDA audit of the pre-clinical trial and clinical trial sites that generated the data in support of the NDA or BLA; and
●	FDA review and approval of the NDA or licensure of the BLA.

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

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the FDA may nevertheless accept the results of the study in support of an NDA if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through independent analysis and an onsite inspection if deemed necessary.

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

Data Privacy

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, data we collect about trial participants in connection with clinical trials, and sensitive third-party data. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, as further discussed above, the HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. Similar laws are being considered in several other states, as well as at the federal and local levels, and we anticipate that more states will pass similar laws in the future. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties upon whom we rely.

We may also be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states are considering and may adopt similar laws.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences, including class action litigation and mass arbitration demands.

In the ordinary course of business, we may transfer personal data from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allow for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations. For example, in May 2023, the Irish Data Protection Commission determined that a major social media company’s use of the standard contractual clauses to transfer personal data from Europe to the United States was insufficient and levied a 1.2 billion Euro fine against the company and prohibited the company from transferring personal data to the United States.

In addition, we are bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statement regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials.

In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

NDA/BLA:

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

Healthcare Regulations and Healthcare Reform

Healthcare regulation and pricing (including drug pricing) is complex, extensive, and dynamic around the world. In the United States and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. We expect that there will continue to be a number of federal and state proposals to implement government pricing controls and limit the growth of healthcare costs.

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

Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. The cost of establishing a regulatory compliance system for numerous varying jurisdictions can be very significant. Although many of the issues discussed above with respect to the United States apply similarly in the context of the European Union and in other jurisdictions, the approval process varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from comparable regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial authorization application (CTA) must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. In addition, the requirements governing the conduct of clinical trials vary greatly from country to country. In all cases, the clinical trials are conducted in accordance with GCP the applicable regulatory requirements, and the ethical principles that have their origin in the Declaration of Helsinki.

Australia

The pharmaceutical industry is one of the most highly regulated industries in Australia. The Australian government is heavily involved in the operation of the industry, through the registration of medicines and licensing of manufacturing facilities. In Australia, the relevant regulatory body responsible for the pharmaceutical industry is the Australian Therapeutic Goods Administration (“TGA”). There is harmonization and collaboration between between the TGA and the FDA. The TGA requires notification of all clinical trials via an electronic submission of a Clinical Trial Notification prior to commencing the clinical trial. The TGA operates according to the Commonwealth of Australia’s Therapeutic Goods Act 1989 (Cth) (the “Australia TG Act”). Specifically, the Australia TG Act regulates the registration, listing, quality, safety, efficacy, promotion and sale of therapeutic goods, including pharmaceuticals, supplied in Australia.

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

Human Capital/Employees

As of June 30, 2025, we had 20 employees, all of which are full-time employees, and two strategic consultants. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We consider our relations with our employees to be good.

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

Reverse Stock Split

On November 29, 2023, we effected a reverse stock split at a ratio of one-for-twenty (1:20) shares of our Common Stock. As a result of the reverse stock split, every twenty (20) shares of our Common Stock either issued and outstanding or held by us in our treasury immediately prior to the effective time was, automatically and without any action on the part of the respective holders thereof, combined and converted into one (1) share of our Common Stock. The reverse split also applied to Common Stock issuable upon the exercise of our outstanding stock options. The reverse stock split did not affect the par value of our Common Stock or the shares of our Common Stock that we are authorized to issue under our Certificate of Incorporation, as amended. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise were entitled to receive a fractional share in connection with the reverse stock split instead were eligible to receive a cash payment, which was not material in the aggregate, instead of shares. All share and per share amounts of Common Stock presented in this Annual Report have been retroactively adjusted to reflect the one-for-twenty  reverse stock split.

Available Information

Our website address is www.ibioinc.com. We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other materials with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at www.ibioinc.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report, and you should not consider information on our website to be part of this Annual Report.

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

Risks Related to Our Business, Financial Position and Capital Requirements

o	We have a limited operating history developing vaccines and therapeutics, which may limit investors’ ability to make informed decisions.
o	We have incurred and expect to continue to incur significant losses and may never achieve or maintain profitability.
o	We anticipate that our expenses will increase in the future.
o	We will need additional funding to fully execute our business plan, and the actual amount required is subject to many risks.
o	The actual amount of funds we will need to operate is subject to many risk factors, some of which are beyond our control.
o	Our ability to raise additional capital, including through sales of shares of common stock under the ATM Program, may be limited if the public float of our common stock continues to be less than $75.0 million.

Risks Related to the Development and Commercialization of Our Technologies and Product Candidates

o	We have a limited operating history developing precision antibodies and have no significant source of revenue.
o	We are reliant on a limited number of product candidates that require significant clinical testing before seeking regulatory approval.
o	We may fail to capitalize on particular technology or product candidates tat we expend our limited resources on.
o	There is no guarantee that we will be able to successfully develop and commercialize product candidates.
o	We may not be successful in our efforts to use iBio technologies to build a pipeline of product candidates.
o	Clinical trials are very expensive, time-consuming, and difficult to design and implement.
o	We, our clients, collaborators, and potential licensees are dependent upon successful preclinical studies and demonstration of safety and efficacy in clinical trials to commercialize product candidates.
o	If we or our collaborators are not able to obtain required regulatory approvals, we will not be able to commercialize product candidates.
o	Alternative technologies may supersede our technologies or make them noncompetitive.

o	We may conduct initial clinical studies outside the United States, and the FDA or other regulators may not accept data from such studies, causing delays.
o	Our clinical product candidates may exhibit undesirable side effects.
o	Product liability lawsuits could cause us to incur substantial liabilities and limit product commercialization.

Risks Related to Dependence on Third Parties

o	Our most advanced product candidates depend on intellectual property licensed from third parties and termination of any of these or future licenses could result in the loss of significant rights, which could adversely affect our business, results of operations and financial condition.
o	Our AI/ML platform leverages internal data as well as data from third parties. Defects in, or loss of access to, our databases or those of third parties may impair our ability to discover additional targets and develop our product candidates.
o	For any clinical product candidates we may develop, manufacturing problems experienced by third-party contract manufacturers could result in delays or interruptions in supply.
o	If we are unable to establish new collaborations and maintain both new and existing collaborations, or if these collaborations are not successful, our business could be adversely affected.
o	If third parties on whom we or our licensees rely for preclinical and clinical studies do not perform as required, we may not be able to obtain regulatory approval or commercialize product candidates.
o	Our inability to obtain raw materials or supplies may adversely impact our business and results of operations.
oAny claims beyond our insurance coverage limits may result in substantial costs.
oWe may be subject to various litigation claims and legal proceedings.

Risks Related to Intellectual Property

oIf we or our licensors are unable to obtain and maintain sufficient patent protection, our ability to commercialize our technology and products may be impaired.
o	We may become involved in lawsuits related to our patents or other intellectual property, which could be costly.
o	Patent terms may be inadequate to protect our competitive position for an adequate amount of time.
o	If we are unable to protect our trade secrets, our business and competitive position would be harmed.
o	We may be subject to claims challenging the inventorship of our patent filings and other intellectual property.
o	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
o	We may not be able to protect our intellectual property rights throughout the world.
o	If we should fail to comply with various patent laws our patent protection could be reduced or eliminated.
o	Changes in patent law could increase the uncertainties and costs surrounding the prosecution and enforcement of our patents.

Risks Related to iBio’s Operations

oWe have previously identified and remediated material weaknesses in our internal controls, and cannot assure that additional weaknesses will not occur.
oThe loss of one or more of our executive officers or key employees could adversely affect our business.
oA failure to have an appropriately skilled and adequate workforce could adversely impact the ability of our R&D facility to operate efficiently.
oA natural disaster or other disruptions at our laboratory would adversely affect our business and results of operations.
oWe may be unable to manage our future growth effectively, which could make it difficult to execute our business strategy.
oIf we are unable to protect the confidentiality of our customers’ proprietary information, we may be subject to claims.
oWe may face integration risks and additional costs if we acquire companies, products, or technologies.
o	Our business and operations would suffer in the event of computer system failures, including cybersecurity and data leakage risks.
o	We rely extensively on our information technology systems and are vulnerable to damage and interruption, including cybersecurity and data leakage risks.
o	Any failure to maintain the security of information relating to our patients, customers, employees, and suppliers could expose us to litigation, government enforcement actions, and costly response measures.
o	Changes in general economic conditions, geopolitical conditions, trade policies, and other factors beyond our control may adversely impact our business and operating results.
o	Global climate change and related regulations could negatively affect our business.

Risks Related to Our Common Stock

o	Our stockholders will experience dilution from the issuance of shares of common stock upon the exercise of warrants issued in our recent underwritten public offering, future offerings and development milestone payments if paid in equity.
oOur failure to continue to comply with the continued listing standards of Nasdaq could result in delisting.
oProvisions in our certificate of incorporation, bylaws, and under Delaware law could discourage a takeover.
oThe issuance of preferred stock could adversely affect the rights of the holders of shares of our common stock.
oWe do not anticipate paying cash dividends for the foreseeable future.
oHolders of our warrants have no rights as common stockholders until they exercise their warrants.
oThe market price of our common stock has been and may continue to be volatile.

oReports published by securities or industry analysts could adversely affect our common stock price and trading volume.
oAs a smaller reporting company, we are subject to reduced disclosure requirements, which may make our common stock less attractive to investors.

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

Risks Related to Our Business, Financial Position and Capital Requirements

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

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations, and we expect to continue to generate operating losses for the foreseeable future. Our net loss was approximately $18.4 million and $24.9 million for the years ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of approximately $332.2 million.

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

Our future profitability and cash flow in large part depends on the advancement of our research and development programs, including our AI Drug Discovery Platform, and our ability to successfully develop, partner or commercialize our product candidates, which is not anticipated for several years. Our cash position is expected to limit the number of product candidates that we seek to develop. This will require us, alone or with our licensees and collaborators, to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained or establishing collaborations with parties willing and able to provide necessary capital or other value. We may never succeed in these activities. We may never generate revenues that are significant or large enough to achieve profitability.

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

We may not be able to generate revenue or achieve profitability in the future. Our failure to achieve or maintain profitability would likely negatively impact the value of our securities and could prevent us from continuing as a going concern. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would diminish the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We anticipate that our expenses will increase in the future.

We expect our research and development expenses to increase significantly as our product candidates advance in clinical development, and as we add more employees. As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities. The number and design of the clinical trials that will be required varies depending upon product candidate, the condition being evaluated, and the trial results themselves. Therefore, it is difficult to accurately estimate the cost of the clinical trials. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Because of numerous risks and uncertainties involved in our business, the timing or amount of increased development expenses cannot be accurately predicted, and our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. We anticipate that further product development is also expected to increase expenses, including but not limited to the expected continued IND-enabling studies IBIO-610, IBIO-600, and the additional studies that will be required to support development of our other preclinical cardiometabolic programs. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials.

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

Despite our receipt of approximately $46.5 million in net proceeds in connection with the 2025 Offering, we will need additional capital to fully implement our long-term business, operating and development plans as we do not anticipate that any of our product candidates will generate revenue in the next few years, if at all. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. We currently have no committed sources of funding.  The At Market Issuance Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets, LLC (“Chardan”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”) that we entered into with Chardan and Craig-Hallum on July 3, 2024, also has certain requirements that we must meet in order to sell securities pursuant to the ATM Agreement. There can be no assurance that we will meet the requirements to be able to sell securities pursuant to the ATM Agreement, of if we meet the requirements that we will be able to raise sufficient funds on favorable terms. There can be no assurances that we will be able to raise the funds needed, especially in light of the fact that our ability to sell securities registered on our registration statement on Form S-3 will be limited until such time the market value of our voting securities held by non-affiliates is $75 million or more. If we are unable to raise capital in sufficient amounts when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

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

Our ability to raise additional capital, including through sales of shares of common stock under the ATM Program, may be limited if the public float of our common stock continues to be less than $75.0 million.

Under current SEC regulations, if the aggregate market value of our common stock held by non-affiliates, or public float, is less than $75.0 million at the time we file this Annual Report or earlier in some cases, and for so long as our public float remains less than $75.0 million, the amount we can raise through primary public offerings of securities in any twelve-month period using shelf registration statements, including sales under this prospectus supplement, will be limited to an aggregate of one-third of our public float. As of September 3, 2025, our public float was approximately $20.0 million. If our public float decreases, the amount of securities we may sell under Form S-3 may also decrease.

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

All of our existing product candidates are in early stages of development and will require extensive additional clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before they could provide us with any revenue.

We currently have a limited number of product candidates in early stages of pre-clinical development and are dependent on the success of these product candidates, which requires significant clinical testing before seeking regulatory approval. If our product candidates do not receive regulatory approval or are not successfully commercialized, our business may be harmed.

We are currently in preclinical development of multiple product candidates as potential treatments across multiple therapeutic areas. It is possible that we may never be able to develop a marketable product candidate.

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our product candidates in the cardiometabolic and obesity fields. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of these product candidates, which may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of product candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market any product in the United States unless and until we receive approval from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. We have never submitted an NDA or BLA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining approval of an NDA or BLA is an extensive, lengthy, expensive, and inherently uncertain process, and the FDA may delay, limit or deny approval of its product for many reasons.

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

Preclinical and clinical development involves a lengthy and expensive process, with an uncertain outcome. We or our collaborators may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our current product candidates or any future product candidates, which could materially harm our business.

All of our product candidates are still in preclinical development. Our ability to generate product sales revenues for our own products, which we do not expect will occur for many years, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

The risks associated with our product candidates not proceeding through clinical development is high. We expect it will be many years before we commercialize any product candidate, if ever. The product candidates we are developing are unproven, which makes it difficult to accurately predict the challenges we may face with respect to our product candidates as they proceed through development. It is also impossible to predict whether our clinical trials will proceed through registrational trials and when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. We anticipate the commencement of our first human clinical trials in late fiscal 2026 or early fiscal 2027.  Clinical testing can take many years to complete, and its outcome is inherently uncertain. Commencing any future clinical trials is subject to finalizing the trial design and submitting an application to the FDA or a comparable foreign regulatory authority. Even after we make our submission, the FDA or comparable foreign regulatory authority could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our trial design, which may require us to complete additional studies or trials, amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

Our competitors may develop technologies and products or devise methods and processes for protein expression that are faster, safer, more efficient or less costly than that which can be achieved using our technologies which may render our technologies obsolete. Our competitors might succeed in obtaining regulatory approval for competitive products more rapidly than we can for our product candidates. In addition, the pharmaceutical and biotechnology industry is characterized by rapid technological change. Because our research approach integrates many technologies, it may be difficult for us to remain current with the rapid changes in each technology. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our technologies obsolete by advancing their existing technological approaches or developing new or different approaches. There has been and continues to be substantial academic and commercial research effort devoted to the development of such methods and processes. If successful competitive methods are developed, it may undermine the commercial basis for our products and our technologies and related services.

For our obesity and cardiometabolic disease, not only will we compete with fully integrated pharmaceutical companies, but we will also compete with various companies that have developed or are trying to develop weight-loss treatments or cardiovascular therapies. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs with extensive facilities and equipment than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Novo Nordisk A/S, Amgen Inc., Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca plc), Johnson & Johnson, Pfizer Inc., Merck KGaA and Sanofi SA, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), Gilead Sciences, Inc. and its subsidiary Kite Pharma, Inc, and Regeneron Pharmaceuticals. We also compete with additional companies who are more advanced in the obesity and cardiometabolic space, such as Keros Therapeutics, Inc., Scholar Rock, Inc., Biohaven, Ltd., Structure Therapeutics, Inc., Viking Therapeutics, Inc., Veru Inc., Zealand Pharma A/S, Metsera, Inc., Terns Pharmaceuticals, Inc., Skye Bioscience, Inc., SixPeaks Bio AG, Laekna, Inc., Wave Life Sciences Ltd., Arrowhead Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., and Helicore Biopharma Inc., as well as tech enabled drug discovery companies such as Recursion, Inc., AbCellera Biologics, Inc., Cellarity, Inc., BenevolentAI, and others, some of which have substantially greater financial, technical, sales, marketing, and human resources than we do.

We may conduct our initial clinical studies for IBIO-610 and our other product candidates outside of the United States. However, the FDA and other foreign equivalents may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.

We may conduct our Phase 1 clinical studies for IBIO-610 and other product candidates in Australia, Canada or other foreign countries. The acceptance of study data from clinical studies conducted outside the United States or another jurisdiction by the FDA or applicable foreign authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical studies are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the studies were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance that the FDA or any applicable foreign authority will accept data from studies conducted outside of the United States or the applicable jurisdiction. If the FDA or any applicable foreign authority does not accept such data, it would result in the need for additional studies, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

We believe that clinical data generated in Australia and Canada or other foreign countries will be accepted by the FDA and its foreign equivalents outside of the United States; however, there can be no assurance the FDA or applicable foreign authorities will accept data from any other clinical studies that we may conduct in Australia, Canada or other foreign countries. If the FDA or applicable foreign authorities do not accept any such data, we would likely be required to conduct additional Phase 1 clinical studies, which would be costly and time-consuming, and delay aspects of our development plan, which could harm our business.

Conducting clinical studies outside the United States exposes us to additional risks, including risks associated with:

●	additional foreign regulatory requirements;
●	foreign exchange fluctuations;
●	compliance with foreign manufacturing, customs, shipment and storage requirements;
●	cultural differences in medical practice and clinical research; and
●	diminished protection of intellectual property in some countries.

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

Risks Related to Dependence on Third Parties

Our most advanced product candidates depend on intellectual property licensed from third parties and termination of any of these or future licenses could result in the loss of significant rights, which could adversely affect our business, results of operations and financial condition.

We are dependent on patents, know-how and proprietary technology, some of which is owned and some of which is licensed from others. With respect to our obesity and cardiometabolic program, we have a license to four provisional applications for a future U.S. patent application that relate to our leading anti-myostatin antibody product candidate, IBIO-600, alone and when used in combination with Activin A. In addition, we have a license to three provisional applications for a future U.S. patent application that relate to our Activin E engineered antibody candidate, IBIO-610. These licenses exist under two exclusive license agreements (the “AstralBio Licenses”) with AstralBio granting us exclusive, worldwide licenses to develop, manufacture, commercialize and otherwise exploit, IBIO-600 and IBIO-610, which are our most advanced preclinical product candidates. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. The AstralBio Licenses impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone payments and other obligations on us. If we fail to comply with our obligations under current or future intellectual property license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop, manufacture and/or commercialize our product candidates.

Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. Our business also would suffer if any current or future licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights.

Our AI/ML platform leverages internal data as well as data from third parties. Defects in, or loss of access to, our databases or those of third parties may impair our ability to discover additional targets and develop our product candidates.

We use our AI/ML platform to improve our target discovery programs by improving the hit finding and lead optimization process and by helping us identify desired epitope targets on target proteins. Our AI/ML platform accesses and has been trained using third-party databases. If access to this data is lost or limited, or if this data becomes outdated, it may delay or otherwise adversely affect our ability to develop our product candidates. Our AI/ML platform is the subject of several patent filings in the U.S. including one issued patent and one pending patent application directed to our epitope-steering AI engine; two provisional applications for a future patent application directed to our optimized next-generation CD3 T-cell engager antibody EngageTx platform; and a patent application directed to our ShieldTx antibody masking technology. Certain aspects of our AI/ML program are also protected by trade secrets. However, our competitors may render our approaches obsolete, by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies.

Our proprietary software tools are inherently complex and may contain defects or errors. Errors may result from the interface of our hardware or proprietary software tools with our data or third-party systems and data. The risk of errors is particularly significant when new software or hardware is first introduced or when new versions or enhancements of existing software or hardware are implemented. Any errors, defects, disruptions or other performance problems with our software, hardware or data sets could hurt our ability to gather valuable insights that we intend to use to assist in developing our current and future product candidates and drive our drug discoveries. We outsource the majority of the core network infrastructure relating to our AI/ML platform to third-party hosting services. We have limited control, if any, over any of these third parties, and we cannot guarantee that such third-party providers will not experience system interruptions, outages or delays or deterioration in their performance. We have experienced, and expect that in the future we may again experience, interruptions, delays and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints.

Furthermore, the development and use of AI/ML present various privacy and security risks that may impact our business. AI/ML are subject to privacy and data security laws, as well as increasing regulation and scrutiny. For example, several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted or are considering laws governing the development and use of AI/ML. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices or retrain our AI/ML or prevent or limit our use of AI/ML. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or our use is restricted, our preclinical research and development programs may be less efficient, or we may be at a competitive disadvantage. The occurrence of any of the foregoing events could prevent us from leveraging our AI/ML capability and software to help us develop our product candidates more efficiently than existing industry tools and have a material adverse effect on our business, financial condition, results of operations or prospects.

Inappropriate or controversial data practices by data scientists, engineers and end-users of our or our competitors’ products could also impair the acceptance of AI products. Though our business practices are designed to mitigate many of these risks, if we enable or offer AI products that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

Our investments in deploying AI technologies may be substantial and may be more expensive than anticipated. If our AI Drug Discovery Platform does not function reliably, fails to meet expectations in terms of performance, or cannot be fully utilized due to increasing regulation or reputational concerns, we may be unable to provide such services we’ve contracted for with third parties, our customers may stop using our products, or our competitors may incorporate AI technology into their products or services more successfully than we do, all of which may impair our ability to effectively compete in the market.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. Although a previously identified material weakness in our internal controls has been remediated since June 2023, there can be no assurance that the internal control over financial reporting, as modified, will enable us to identify or avoid material weaknesses in the future.

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

Continuing concerns over U.S. health care reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence, could precipitate an economic slowdown and recession. Additionally, political changes in the U.S. and elsewhere in the world have created a level of uncertainty in the markets. If the economic climate does not improve or deteriorate, our business, as well as the financial condition of our suppliers and our third-party payors, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In an inflationary environment, such cost increases may outpace our expectations, causing us to use cash faster than forecasted. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems.

In addition, the global macroeconomic environment could be negatively affected by, among other things, pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

We are actively monitoring the effects these disruptions and increasing inflation could have on our operations. These conditions make it extremely difficult for us to accurately forecast and plan future business activities.

Global climate change and related regulations could negatively affect our business.

There are concerns that increased levels of greenhouse gases in the atmosphere have caused, and may continue to cause, increases in global temperatures, changes in weather patterns and an increase in the frequency and severity of natural disasters and extreme weather events. Climate change has the potential to impact our business in numerous ways. The physical impacts of climate change, such as an increase in the frequency and severity of storms and flooding, may increase volatility in the supply chain, which could affect the availability, quality and cost of raw materials, and disruption to our clinical trials. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased operating expenses. In addition, governmental authorities in various countries have enacted or proposed, and are likely to continue to propose, legislation and regulation regarding public reporting, business practices and marketing of goods related to sustainability and social matters, including reducing or mitigating the impacts of climate change. Various countries and regions are following different approaches to the regulation of these matters, which could increase the complexity of, and potential cost related to complying with, such regulations and lead to risks associated with non-compliance. Any of the foregoing may require us to make additional investments. Failure to monitor, adapt, build resilience and develop solutions against the physical and transitional impacts from climate change may negatively impact our results of operations.

Risks Related to Our Common Stock

Our stockholders will experience substantial dilution from the issuance of shares of common stock upon the exercise of the warrants issued in our recent underwritten public offering. Raising additional capital may also cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. Further, our stockholders will experience substantial dilution from the issuance of certain development milestone payments if paid in equity.

Up to 143,080,000 shares of common stock are issuable upon the exercise of the warrants issued or issuable in connection with the 2025 Offering, the issuance of which will result in substantial dilution to the existing holders of our common stock and will increase the number of shares eligible for resale in the public market.

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

We have the option to pay the contingent development milestone consideration owed to the RubrYc shareholders in shares of our common stock. Our stockholders will experience substantial dilution from the issuance of shares of common stock to pay the contingent development milestone consideration, should we elect to pay such development milestones in shares of common stock in lieu of cash and may not realize a benefit from the acquisition of substantially all of the assets RubrYc commensurate with the ownership dilution they will experience in connection therewith.

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

Our common stock is currently listed for trading on The Nasdaq Capital Market, and the continued listing of our common stock on The Nasdaq Capital Market is subject to our compliance with a number of listing standards. On July 29, 2025, we received a notice from Nasdaq that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the Minimum Bid Price Requirement for continued listing on The Nasdaq Capital Market. We have a compliance period of 180 calendar days, or until January 26, 2026, to regain compliance with Nasdaq Listing Rule 5550(a)(2), and may also be eligible for additional time to comply. During this 180-day period, we anticipate reviewing our options to regain compliance with the Minimum Bid Price Requirement, including the possibility of conducting a reverse stock split.

If we fail to regain compliance with the Minimum Bid Price Requirement, or if we fail to continue to meet all applicable continued listing requirements for Nasdaq in the future, Nasdaq could delist our securities. There can be no assurance that we would be eligible for additional time to regain compliance, if applicable, that we will regain such compliance, or that we will maintain compliance with all applicable continued listing requirement for Nasdaq in the future, and Nasdaq could make a determination to delist our common stock.

Any delisting determination by Nasdaq could seriously decrease or eliminate the value of an investment in our common stock and other securities linked to our common stock. Delisting from Nasdaq would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock, and could adversely affect our ability to raise additional financing through the public or private sale of equity securities or result in potential breaches under or terminations of our agreements with third parties. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

We do not intend to pay dividends in the foreseeable future.

We have never paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the operation and growth of our business and currently do not plan to pay any cash dividends in the foreseeable future. As a result, only appreciation of the price of our common stock will provide a return to stockholders for the foreseeable future.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on August 11, 2025, the price of our common stock closed at $0.59 per share while on March 3, 2025, our stock price closed at $6.41 per share. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	investor reaction to our business strategy;
●	the success of competitive products or technologies;
●	our continued compliance with the listing standards of the NYSE American;
●	results of our preclinical and clinical trials;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;

●	sales of our common stock by us or our stockholders;
●	announcements of licensing or other business development initiatives;
●	general economic, industry and market conditions; and
●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

Item 2. Properties.

Biopharmaceutical R&D Facility

On September 11, 2021, iBio entered into a lease with SAN DIEGO INSPIRE 4, LLC for approximately 11,383 square feet of lab and office space at 11750 Sorrento Valley Road in San Diego, CA. The lease commenced in September 2022. The lease is for seven years and four months. The lease is triple net with base rent starting at $4.50 per month per square foot escalating approximately 3.0% per year during the lease term. We will use the facility primarily for R&D associated with its AI Drug Discovery Platform and our biologic product portfolio.  We believe that the facility is adequate for our current operations and needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Stock Market LLC under the trading symbol “IBIO.”

Holders

On August 20, 2025, there were 21 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stock.

Dividends

We have never declared or paid any cash dividends on our common stock. Dividends on our common stock cannot be declared or paid or set aside for payment or other distribution unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended June 30, 2025 other than as set forth in documents previously filed by the Company with the SEC.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fiscal year ended June 30, 2025.

For information regarding our equity compensation plans, see PART III ITEM 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Overview

We are a preclinical stage biotechnology company leveraging the power of AI for the development of hard-to-drug precision antibodies in the cardiometabolic and obesity space. Our core mission is to harness the potential of AI and ML to unveil novel biologics which other scientists have been unable to develop. Through our innovative AI Drug Discovery Platform, we have been able to identify differentiated molecules aimed to address unmet needs by current GLP-1 receptor agonists.

We believe the future of obesity care lies not just in weight loss—but in quality weight loss. Current interventional therapies such as GLP-1 receptor agonists have ushered in a breakthrough era, yet challenges remain: muscle loss, fat regain after treatment cessation, and long-term tolerability. We are developing second-generation therapies to meet these unmet needs, using the power of AI-guided antibody design and advanced screening technologies. Our obesity strategy is built on three key principles. First, we are aiming to develop next-generation antibody therapeutics addressing limitations of current approved treatments, offering options with a goal to preserve muscle mass, target fat selectively, and provide durable weight loss with improved tolerability. Second, we are focusing on targets with strong human validation, which we believe both helps reduce development risk and increase the likelihood of clinical success. Lastly, we are applying our integrated AI Drug Discovery Platform and deep scientific expertise to rapidly generate development-ready biologics, enabling us to move with speed and precision in a competitive and fast-evolving field. We anticipate the commencement of our first human clinical trials in late fiscal 2026 or early fiscal 2027. As we continue to leverage our technology stack and develop our existing immune-oncology pre-clinical pipeline, we are also seeking strategic partners with the capabilities to more rapidly advance these programs towards the clinic.

Our current therapeutics are all in preclinical development and we have not completed any clinical trials in humans for any therapeutic protein product candidate produced using our technology and there is a risk that we will be unsuccessful in developing or commercializing any product candidates.  The current pre-clinical product candidate pipeline is set forth below.

IBIO-610

Activin E, like myostatin, is part of the TGF-β superfamily and has been implicated in the regulation of energy homeostasis and overall metabolic health. Human genetic studies provide compelling support for Activin E as a therapeutic target, as individuals carrying loss-of-function variants of the INHBE gene exhibit reduced visceral fat, improved lipid profiles, and lower risk of cardiometabolic diseases.

By leveraging our AI Drug Discovery Platform, we believe we have successfully identified the first antibody inhibiting Activin E. Preclinical data from multiple in vitro cell-based assays, including one on a human adipocyte cell line, demonstrated robust blockade of Activin E-mediated signaling. The antibody has been evaluated in multiple pre-clinical studies in a model of DIO in mice, both alone with bi-weekly dosing and in combination with semaglutide dosed daily. These results suggest IBIO-610 may induce fat-selective weight loss.

In a DIO mouse model, IBIO-610 was administered biweekly at 10 mg/kg for four weeks to evaluate its effects as a monotherapy. Treated mice were observed to have a 8.9% reduction in body weight compared to baseline and placebo, with body composition analysis revealing a 26% reduction in fat mass and no measurable loss of lean mass. Outlier non-responder mice were excluded.

To test potential combination therapy with incretin treatments, IBIO-610 was dosed biweekly alongside daily semaglutide. While semaglutide alone produced a 27.8% reduction in body weight (baseline and placebo adjusted), the combination resulted in a more pronounced 35.3% weight loss, without any additive effect on food intake. The combination also led to a greater reduction in visceral fat compared to semaglutide alone, suggesting complementary mechanisms that enhance metabolic benefit.

IBIO-610 was also tested as a maintenance therapy following cessation of semaglutide treatment. In this model, DIO mice were first dosed with semaglutide for two weeks, leading to approximately 18% weight loss. Upon stopping semaglutide, control mice regained 71% of the lost weight within three weeks, with fat mass levels returning to those of untreated animals. In contrast, mice receiving IBIO-610 at the time of semaglutide discontinuation regained only 28% of the lost weight and retained significantly lower fat mass at study termination, highlighting the potential of IBIO-610 to prevent rebound weight gain.

Myostatin x Activin A Bispecific Antibody

Activin A is another member of the TGF-β family and is known to modulate muscle growth among its various biological functions. The therapeutic potential of targeting Activin A has been observed in garetosmab, an Activin A antagonist antibody that exhibited promising outcomes in early clinical trials and in published NHP data.

Building on these insights, we initiated a program to develop a bispecific antibody targeting both myostatin and Activin A. Leveraging our StableHu platform and mammalian display, this program is in late discovery, where multiple parameters, such as binding affinity, expression levels, and stability, are being optimized. Early in vitro findings in human muscle progenitor cells suggest that the bispecific candidate induces a stronger differentiation of progenitor cells into mature muscle cells compared to antibodies targeting only myostatin or Activin A alone. Increased muscle fusion index in human muscle stem cells, as shown in the chart below, is a surrogate of muscle growth.

IBIO-600

Myostatin, also known as GDF8, is a member of the TGF-β family that regulates and limits skeletal muscle growth. A loss of function in the myostatin gene eliminates this inhibitory effect, leading to increased muscle mass and strength. This genetic alteration results in significant muscle hypertrophy (increased size) and hyperplasia (increased number of muscle fibers). While these effects can enhance muscle development, they may also have implications for overall metabolism and cardiovascular health.

In April 2024, as result of our collaboration with AstralBio, we initiated a program to discover and develop a long-acting anti-myostatin antibody. Using our StableHu platform coupled with mammalian display, we optimized hit antibodies across multiple parameters, including affinity for myostatin, binding to the FcRn receptor, expression levels in mammalian cells, and resistance to poly-reactivity and aggregation. The final candidate, IBIO-600, was also observed to have a beneficial profile between thermostability and resistance to stress conditions during initial testing.

In vitro, IBIO-600 was evaluated in human muscle progenitor cells, where it potently inhibited myostatin. This inhibition facilitated the differentiation of progenitor cells into mature human muscle cells. In interim data from a preclinical study in obese mice, we observed that IBIO-600 dose-dependently prevented lean mass loss when administered in combination with a GLP-1 receptor agonist.

In November 2024, we initiated a study in obese and elderly NHPs for IBIO-600. The primary goal of the study was to assess the PK profile of IBIO-600. The study consisted of two dose levels, a low dose of 5 mg/kg and a high dose of 50 mg/kg, with a single subcutaneous injection in each case. In addition to monitoring PK in serum, the study analyzed body composition changes over time by employing DEXA scans, measuring lean and fat mass.

The study consisted of six NHPs, sorted randomly into the low and high dose groups. IBIO-600 promoted an increase in lean mass and a reduction in fat mass from baseline values. Standard PK calculations indicated the half-life of IBIO-600 in NHPs was approximately 40 to 52 days. By using multiple allometric scaling approaches, we estimated the half-life in humans of IBIO-600 as falling with a range of 57-147 days.

Following the NHP pharmacokinetic study, we initiated Chemistry, Manufacturing, and Controls manufacturing and nonclinical toxicology activities to support advancement of IBIO-600 toward clinical development. We have established a stable cell line, completed process and formulation development, and manufactured a GLP toxicology batch at 200L scale. In parallel, we launched a nonclinical toxicology program, initiating both rat and NHP dose range finding studies as well as a rat GLP tox study, with plans underway for an NHP GLP tox study. All studies are progressing as planned, with no notable safety findings observed to date. We intend to continue progressing the development of IBIO-600 through IND in sarcopenia, other muscle loss disorders and obesity.

Recent Financial Developments

Underwritten Public Offering

On August 19, 2025, we entered into an Underwriting Agreement with Leerink Partners LLC (“Leerink”), as representative of the underwriters named in Schedule A thereto, relating to the offering, issuance and sale of 2025 Pre-Funded Warrants to purchase an aggregate of 71,540,000 shares of Common Stock and accompanying Series G Warrants to purchase (i) an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) and (ii) Series H Warrants to purchase an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) (the 2025 Offering). The combined public offering price per 2025 Pre-Funded Warrant and accompanying Series G Warrant was $0.699. The closing of the 2025 Offering took place on August 22, 2025. We received net proceeds from the 2025 Offering of approximately $46.5 million after deducting underwriting discounts and commissions and offering expenses payable by us in connection with the 2025 Offering. We may also receive up to an aggregate of $50 million of additional gross proceeds if the Series G Warrants and Series H Warrants are exercised in full for cash.

Each 2025 Pre-Funded Warrant and the pre-funded warrants issuable upon exercise of the Series G Warrants or Series H Warrants will have an exercise price per share of Common Stock equal to $0.001 and will be immediately exercisable from their date of issuance for one share of Common Stock, subject to certain beneficial ownership and other limitations. The Series G Warrants and Series H Warrants will each be exercisable from their date of issuance and will have an exercise price equal to $0.70 per whole share of Common Stock (or $0.699 per pre-funded warrant) and in the case of the Series G Warrants, the accompanying Series H Warrant. The Series G Warrants will expire on the date that is the earlier of (i) 30 trading days following our public announcement of a Trial Initiation Milestone and (ii) five years from the date of issuance. In addition, to the extent the proportion of the unexercised portion of the Series G Warrant relative to the originally issued Series G Warrant is greater than the proportion of the unexercised portion of the originally issued 2025 Pre-Funded Warrant relative to the originally issued 2025 Pre-Funded Warrant, each Series G Warrant will immediately expire in proportion to the extent that the corresponding 2025 Pre-Funded Warrant held by a holder is exercised prior to the occurrence of the Trial Initiation Milestone. When issued upon exercise of the Series G Warrants, the Series H Warrants will expire on the four-year anniversary of the closing date of the 2025 Offering.

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

Inducement of Existing Warrants

On April 29, 2025, we entered into a warrant inducement agreement (the “Inducement Agreement”) with holders (the “Holders”) of certain existing warrants (the “Existing Warrants”) to purchase shares of our Common Stock. Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash on April 29, 2025 Existing Warrants to purchase an aggregate of 5,626,685 shares of Common Stock at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of the Nasdaq Capital Market, as of the close of trading on April 28, 2025. In consideration of the Holders’ agreement to exercise the Existing Warrants in accordance with the Inducement Agreement, we agreed to issue warrants (the “Inducement Warrants”) to purchase up to 11,253,370 shares of Common Stock (the “Inducement Warrant Shares”), for consideration of $0.125 per Inducement Warrant. We received aggregate gross proceeds of approximately $6.2 million from the exercise of the Existing Warrants and the sale of the Inducement Warrants, before deducting financial advisory fees and other expenses payable by us. We agreed in the Inducement Agreement to file a resale registration statement within 45 days of the date of the Inducement Agreement providing for the resale of the Inducement Warrant Shares by the Holders of the Inducement Warrant Shares. The registration statement was filed with the SEC on June 13, 2025 and declared effective by the SEC on June 23, 2025.

The Inducement Warrants have an exercise price of $0.86 per share, are exercisable upon issuance and will expire on the five-year anniversary of the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Inducement Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock. In addition, in certain circumstances, upon a fundamental transaction (as defined in the Inducement Warrants), a holder of Inducement Warrants will be entitled to receive, upon exercise of the Inducement Warrants, the kind and amount of securities, cash or other property that such holder would have received had they exercised the Inducement Warrants immediately prior to the fundamental transaction.

We engaged Chardan to act as our financial advisor in connection with the transactions summarized above and paid Chardan an aggregate fee equal to approximately $217,000 in connection with the transactions contemplated by the Inducement Agreement. In addition, we incurred approximately $150,000 of transaction related costs. We expect to use the net proceeds from these transactions for working capital and other general corporate purposes.

Results of Operations

Revenue

Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on advancing our AI-driven discovery platform to develop molecules against hard to drug targets.  To date this platform has not generated any material revenue, though we may realize revenue from it in the future. Revenue in the amount of $0.4 million was recognized for services provided to a collaborative partner during the year ended June 30, 2025. During the year ended June 30, 2024, we reported revenue in the amount of $0.2 million related to research activities performed and license fees.

Research and Development Expenses (“R&D”)

R&D expenses for the fiscal year ended June 30, 2025 and 2024 were approximately $8.3 million and $5.2 million, respectively, an increase of approximately $3.1 million or approximately 60%. The increase in R&D expenses were primarily due to increased spending on consultants and outside services of $2.7 million and consumable supplies of $0.4 million as a result of advancing research activities to support the Company’s IBIO-600, IBIO-610 and other preclinical pipeline assets.

General and Administrative Expenses (“G&A”)

G&A expenses for the fiscal year ended June 30, 2025 and 2024 were approximately $10.7 million and $11.7 million, respectively, a decrease of $1.0 million or 8%. The decrease is primarily attributable to a reduction in personnel-related costs of $0.7 million, lower insurance premiums due to negotiated rates $0.3 million, a decrease in depreciation of $0.2 million, a reduction in legal fees of $0.1 million. The decreases were partially offset by increased franchise taxes of $0.2 million and travel expenses of $0.1 million.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for fiscal year ended June 30, 2025 were approximately $19.0 million, compared to approximately $16.9 million for fiscal year ended June 30, 2024.

Other Income

Other income for the fiscal years ended June 30, 2025 and 2024 were $0.2 million and $1.2 million, respectively, a decrease of approximately $1.0 million. The decrease is mainly attributable to the sale of an intangible asset in fiscal year 2024 that did not recur in fiscal year 2025.

Net Loss from Continuing Operations

Net loss from continuing operations for the fiscal year ended June 30, 2025 was $18.4 million, or $1.75 per share, compared to approximately $15.4 million, or $4.03 per share, in 2024. The increase is mainly attributable to increased research and development activities.

Net Loss from Discontinued Operations

On November 2, 2022, we announced our plans to divest our contract development and manufacturing organization (iBio CDMO) in order to complete our transformation into an AI-driven, precision antibody drug discovery and development company. In conjunction with the divestment, we completed a workforce reduction and discontinued the CDMO operations. CDMO operations were classified as discontinued operations on our financial statements through the fiscal year ended June 30, 2024. The loss from Discontinued Operations for the year ended June 30, 2024 was approximately $9.5 million.

Net Loss

Our net loss for the fiscal year ended June 30, 2025 was approximately $18.4 million, or $1.75 per share, compared to our net loss of approximately $24.9 million, or $6.50 per share, in the fiscal year ended June 30, 2024, which included the results of both continued and discontinued operations.

Liquidity and Capital Resources

We have incurred net losses and generated negative cash flows from operations for many years.  For the year ended June 30, 2025, we incurred a net loss of approximately $18.4 million and had negative cash flows from operations of approximately $15.3 million. Historically, our liquidity needs have been met by the sale and issuances of common shares including the issuances of common shares through the exercise of warrants. As of June 30, 2025, we had total current assets of approximately $9.7 million, of which approximately $8.6 million was cash and cash equivalents. As of June 30, 2025, we had an operating capital deficit of $15.3 million which compares to the $18.6 million operating capital deficit it maintained as of June 30, 2024.

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by us on our ability to obtain additional financing to fund our operations after the current cash resources are exhausted raised substantial doubt about our ability to continue as a going concern. In evaluating our ability to continue as a going concern, we took into account the potential mitigating effects of management’s previously disclosed plans to mitigate the substantial doubt about our ability to continue as a going concern, which plans are in the process of being fully implemented.

In an effort to mitigate the substantial doubt about continuing as a going concern and increasing cash reserves, we have raised funds from time to time through equity offerings or other financing alternatives, entered into a collaboration agreement to discover and develop novel antibodies for obesity and other cardiometabolic diseases and sold certain intellectual property rights. Potential options being considered to further increase liquidity include focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, collaborations, or a combination thereof. However, we anticipate that our expenses will increase as we continue our research and development activities and conduct clinical trials. We made significant progress implementing these plans, which progress is described below.

On July 3, 2024, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Chardan and Craig-Hallum (collectively, the “Sales Agents”) providing for the issuance and sale by us of our Common Stock, from time to time, through the Sales Agents, with certain limitations on the amount of Common Stock that may be offered and sold by us as set forth in the ATM Agreement (the “ATM”). Offers and sales of shares of Common Stock by us, if any, under the ATM Agreement, are subject to the effectiveness of our shelf registration statement on Form S-3, filed with the SEC on July 3, 2024, which became effective on August 6, 2024. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement included in the Registration Statement is currently $7,350,000, which is based on the limitations of General Instruction I.B.6 of Form S-3. Under the ATM Agreement, our Sales Agents sold 3,184,899 shares during the fiscal year ended June 30, 2025. We received net proceeds of approximately $2,617,000. Subsequent to June 30, 2025, we sold an additional 305,424 shares under the ATM agreement and received net proceeds of approximately $219,000.

On January 10, 2025, we entered into a securities purchase agreement (the “2025 Purchase Agreement”) with certain of our officers and directors (the “Investors”), pursuant to which we issued, in a private placement priced at-the-market (the “2025 Private Placement”), an aggregate of 240,807 shares (the “Shares”) of Common Stock. The purchase price of each Share was $2.72, the last reported closing price of the Common Stock on the date of execution of the 2025 Purchase Agreement, which closing price was greater than the book value of the Common Stock on the date of the execution of the 2025 Purchase Agreement.  The 2025 Private Placement closed on January 10, 2025 and we received aggregate gross proceeds from the 2025 Private Placement of approximately $655,000, before deducting offering expenses payable by us.

On April 29, 2025, we entered into a warrant inducement agreement (the “Inducement Agreement”) with institutional investors that are holders (the “Holders”) of certain existing warrants (the “Existing Warrants”) to purchase shares of our Common Stock.  Pursuant to the Inducement Agreement, the Holders agreed to exercise for cash on April 29, 2025 the Existing Warrants to purchase an aggregate of 5,626,685 shares of Common Stock at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of the Nasdaq Capital Market, as of the close of trading on April 28, 2025.  In consideration of the Holders’ agreement to exercise the Existing Warrants in accordance with the Inducement Agreement, we agreed to issue new warrants (the “Inducement Warrants”) to purchase up to 11,253,370 shares of Common Stock, which is equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing Warrants (the “Inducement Warrant Shares”), for consideration of $0.125 per Inducement Warrant. We received aggregate gross proceeds of approximately $6.2 million from the exercise of the Existing Warrants and the sale of the Inducement Warrants, before deducting offering fees and other expenses payable by us.

On August 19, 2025, we entered into the Underwriting Agreement, relating to the offering, issuance and sale of the 2025 Pre-Funded Warrants to purchase an aggregate of 71,540,000 shares of Common Stock and accompanying Series G Warrants” to purchase (i) an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) and (ii) Series H Warrants to purchase an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof). The combined public offering price per 2025 Pre-Funded Warrant and accompanying Series G Warrant was $0.699. The closing of the 2025 Offering took place on August 22, 2025. We received net proceeds from the 2025 Offering of approximately $46.5 million after deducting underwriting discounts and commissions and offering expenses payable by us in connection with the 2025 Offering. We may also receive up to an aggregate of $50 million of additional gross proceeds if the Series G Warrants and Series H Warrants are exercised in full for cash.

Based on management’s plans described above, our cash and cash equivalents are anticipated to be sufficient to support operations beyond twelve (12) months from the date of the filing of this Annual Report, which amounted to approximately $52.1 million. Accordingly, we concluded we have substantially mitigated the substantial doubt about our ability to continue as a going concern.

Net Cash Used in Operating Activities

In fiscal year 2025, net cash used in operating activities was $15.3 million, compared to net cash used in operating activities of $18.6 million in 2024, a decrease of approximately $3.3 million or approximately 18%. The use of cash was primarily attributable to funding our ongoing operations and consists of net loss adjusted for the effects of changes in operating assets and liabilities.

Net Cash Provided by Investing Activities

In fiscal year 2025, net cash provided by investing activities was $0.7 million, which consisted of payments received for principal and interest on the promissory note receivable offset by the purchase of fixed assets, a decrease of $0.2 million. In fiscal year 2024, net cash provided by investing activities was $0.9 million, which primarily consisted of proceeds from the sale of intellectual property rights to Otsuka of $1 million and proceeds from the sale of fixed assets of $0.1 million, offset by the purchase of fixed assets of $0.2 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in fiscal year 2025 was approximately $8.9 million and was attributable to the proceeds from the inducement of Existing Warrants and the sale of securities partially offset by payments towards debt, including the finance lease obligations, term promissory note and equipment financing loan. Net cash provided by financing activities in fiscal year 2024 was approximately $24.5 million and primarily related to proceeds from sales of Common Stock offset by payments made to settle all obligations related to the term note payable. The decrease of $15.6 million was primarily due to a decrease in proceeds from the sale of Common Stock and pre-funded warrants.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of June 30, 2025, our accumulated deficit was approximately $332.2 million, and we used approximately $5.6 million of net cash in fiscal year 2025.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”s), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2025, we were not involved in any SPE transactions.

Critical Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2025, have been taken into consideration in preparing the consolidated financial statements. The preparation of consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. The following accounting estimate had a material impact on the results of operations of the Company for the year ended June 30, 2025.

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

During the fourth quarter of fiscal year 2025, we performed our annual impairment testing of the IBIO-101 therapeutic technology (or “IP”), classified as an indefinite-lived intangible asset, which had a carrying amount of $5 million at June 30, 2025. We engaged a third party to perform valuation assistance with estimating the fair value of IBIO-101 and preparing a market capitalization reconciliation. The Multi-Period Excess Earnings Method (“MPEEM”) under the income approach was utilized to value the indefinite-lived asset. The MPEEM determines the value of a specified asset by calculating the present value of future earnings attributed to the asset. Since IBIO-101 is currently in its pre-clinical development phase, a probability of success was applied to the cash flows to account for the probability of reaching each step of development. The MPEEM requires that charges for the use of other contributory assets be subtracted under the theory that the owner of the subject asset does not own the other contributory assets and would have to rent/lease them in order to earn the cash flows related to the subject asset.

The resulting probability of success adjusted “excess earnings” were discounted to the present value using a 15% discount rate, which was based on iBio’s weighted average cost of capital.  The sum of the discounted excess earnings and the present value of the tax benefit related to amortization of the IBIO-101 indefinite-lived intangible indicated that the fair value was $5.9 million as of the June 30, 2025 valuation date. Given that the carrying amount of the asset was $5 million at June 30, 2025, it was concluded that no impairment existed.

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

Our remaining critical accounting estimates remain consistent with the information disclosed in the same section in our last annual report on Form 10-K for the year ended June 30, 2024.

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

Financial statements and notes thereto appear on pages F-1 to F-48 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has performed an assessment of the effectiveness of iBio’s internal control over financial reporting as of June 30, 2025, based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Disclosure of Material Event

Amended and Restated Employment Agreements

On September 3, 2025, we entered into amended and restated employment agreements (each an “A&R Employment Agreement”) with each of Felipe Duran and Marc Banjak (for purposes of this discussion, each an “Executive”). Mr. Duran’s A&R Employment Agreement provides that Mr. Duran will continue to serve as our Chief Financial Officer, effective as of July 1, 2025, and will receive a base salary of $415,500 per year and is eligible to receive a discretionary incentive bonus with a target of 40% of his annual base salary.  Mr. Banjak’s A&R Employment Agreement provides that Mr. Banjak will continue to serve as our Chief Legal Officer, effective as of July 1, 2025, and will receive a base salary of $400,000 per year and is eligible to receive a discretionary incentive bonus with a target of 40% of his annual base salary.

Each A&R Employment Agreement also provides that Executive is eligible for additional grants of equity compensation from time to time, subject to approval of the Board, pursuant to our 2023 Omnibus Incentive Plan (the “2023 Plan”), or any successor plan. We also provide each Executive with directors’ and officers’ liability insurance. Each A&R

Employment Agreement provides that Executive is eligible to participate in all benefit plans generally made available to our other executive officers.

Each Executive’s employment is on an “at will” basis and may be terminated at any time by him or the Company. If Executive is terminated for any reason or no reason, he is entitled to receive the following standard termination benefits: his accrued and unpaid base salary, any unreimbursed expenses accrued through the termination date, any earned but unpaid annual bonus from a prior year and any amounts payable under any benefit plans in which Executive was a participant (the “Standard Termination Benefits”).

In the event of a termination by us without Cause or by Executive for Good Reason (as such terms are defined in each A&R Employment Agreement), in addition to the Standard Termination Benefits, the Executive will receive: (i) an amount equal to his then current base salary for nine months, to be paid out in equal installments in accordance with our regular payroll dates; (ii) a pro rata share of any bonus earned by him during the fiscal year in which the separation occurs based on the actual attainment of metrics upon which the bonus is calculated (as recommended by the Compensation Committee and determined by the Board of Directors) to be paid in a lump sum at the time we pay bonuses to similarly-situated employees; and (iii) if the Executive elects continuation coverage for health insurance under COBRA, we will pay the full cost of this benefit for a period of nine months following the termination.

Each A&R Employment Agreement further provides that in the event of a termination by Executive for Good Reason within twelve months after a “Sale Event” (as defined in the 2023 Plan) or by us without Cause during the period commencing one month prior and ending twelve months after a Sale Event, in addition to the Standard Termination Benefits, Executive will receive: (i) an amount equal to his then current base salary for twelve months, paid out in equal installments in accordance with our regular payroll dates; (ii) an amount equal to the target bonus for which Executive would have been eligible during the fiscal year in which he terminates employment, to be paid within thirty (30) days of his execution of a separation agreement; (iii) vesting of any unvested time-vested equity awards held by him and (iv) if he elects continuation coverage for health insurance under COBRA, we will pay the full cost of this benefit for a period of twelve months following the termination. Severance payments begin upon expiration of the revocation period under a general release of claims.

Each Executive has agreed to assign to the Company all of his rights in any Inventions, including all Intellectual Property Rights (as such terms are defined in each A&R Employment Agreement) that are made, conceived or reduced to practice, in whole or in part, alone or with others, by him during his employment with the Company and has agreed to comply with certain non-solicitation, non-interference and non-disparagement provisions.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable

PART III

Certain information required by Part III is omitted from this Annual Report because we intend to file our definitive proxy statement for our 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”), pursuant to regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report and certain information to be included in the definitive proxy statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting, including, but not necessarily limited to, the sections entitled “Information Regarding the Board of Directors and Corporate Governance,” “Executive Officers Who Are Not Directors,” and “Delinquent Section 16(a) Reports” in the definitive proxy statement to be filed with the SEC relating to our 2025 Annual Meeting is incorporated herein by reference.

Code of Ethics

We have adopted a written code of business conduct and ethics, as amended and restated in July 2024, within the meaning of Item 406 of SEC Regulation S-K, which applies to all of our employees, including our principal executive officer and our chief financial officer, a copy of which is filed as an exhibit hereto and can be found on our website at www.ibioinc.com. If we make any waivers or substantive amendments to the code of ethics that are applicable to our principal executive officer or our chief financial officer, we will disclose the nature of such waiver or amendment on our internet website at www.ibioinc.com  in a timely manner.

Item 11. Executive Compensation

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC relating to our 2025 Annual Meeting, including, but not necessarily limited to, the sections entitled “Executive Compensation” and “Director Compensation for 2025 Fiscal Year.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement to be filed with the SEC relating to our 2025 Annual Meeting, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides information regarding the status of stock compensation plans at June 30, 2025:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options		Number of Options Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the previous columns)
Equity compensation plan approved by stockholders	1,185,924		$5.92	396,433
Equity compensation plans not approved by stockholders	—		$—	—
Total	1,185,924	$	$ 5.92	396,433

Item 13. Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC relating to our 2025 Annual Meeting, including, but not necessarily limited to, the sections entitled ““Transactions With Related

Persons, Promoters and Certain Control Persons” and “Information Regarding the Board of Directors and Corporate Governance - Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC relating to our 2025 Annual Meeting, including, but not necessarily limited to, the section entitled, “Fees Paid to the Independent Registered Public Accounting Firm.”

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

1.1

Controlled Equity OfferingSM Sales Agreement, dated as of November 25, 2020, by and between iBio, Inc. and Cantor Fitzgerald & Co. (incorporated herein by reference to Exhibit Number 1.1 to the Company’s registration statement on Form S-3 (File No. 333-250973) filed by the Company with the Securities and Exchange Commission on November 25, 2020 – Commission File No. 001-35023)

1.2

Underwriting Agreement, dated December 6, 2022, by and between iBio, Inc. and H.C. Wainwright & Co., LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on December 8, 2022 – Commission File No. 001-35023)

1.3

Placement Agency Agreement, dated December 5, 2023, by and between iBio, Inc. and A.G.P./Alliance Global Partners and Brookline Capital Markets, a division of Arcadia Securities, LLC (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

1.4

At Market Issuance Sales Agreement, dated July 3, 2024, by and among the Company, Chardan Capital Markets, LLC and Craig-Hallum Capital Group LLC (Incorporated herein by reference to Exhibit Number 1.1 to the Company’s registration statement on Form S-3 (File No. 333-280680, as filed with the Securities and Exchange Commission on July 3, 2024)

1.5

Underwriting Agreement, dated as of August 19, 2025, by and between iBio, Inc. and Leerink Partners LLC, as Representative of the several Underwriters incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on
August 21, 2025- File No. 001-35023)

3.1

Certificate of Incorporation of iBioPharma, Inc., Certificate of Merger between INB Biotechnologies, Inc. and iBioPharme, Inc., Certificate of Ownership and Merger of iBio Pharma Name Change Sub, Inc. with iBioPharma, Inc., dated August 10, 2009, Certificate of Amendment of the Certificate of Incorporation of iBio, Inc., dated December 10, 2010, Certificate of Amendment of the Certificate of Incorporation of iBio, Inc., dated December 18, 2013, Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock, dated February 23, 2017, and the Certificate of Amendment of the Certificate of Incorporation, dated December 20, 2017, (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 11, 2018 – Commission File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc., dated June 8, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 8, 2018 – Commission File No. 001-35023)

3.3

Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock of iBio, Inc., dated June 22, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences Rights and Limitations of the Series B Convertible Preferred Stock of iBio, Inc., dated June 22, 2018 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of iBio, Inc., dated October 28, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.6

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 1, 2022 – Commission File No. 000-53125)

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock, dated May 9, 2022, (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.8

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc., dated October 5, 2022 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2022 – Commission File No. 001-35023)

3.9

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc., dated November 28, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – Commission File No. 001-35023)

4.1

Form of Common Stock Certificate of iBioPharma, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on July 11, 2008 –Commission File No. 000-53125)

4.2*	Description of Securities of iBio, Inc.

4.3

Term Note of IBIO CDMO LLC (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 – Commission File No. 001-35023)

4.4

iBio, Inc. Warrant to Purchase Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 – Commission File No. 001-35023)

4.5

Form of Pre-Funded Common Stock Purchase Warrant iBio, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 – Commission File No. 001-35023)

4.6

Form of Series A Common Stock Purchase Warrant iBio, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 – Commission File No. 001-35023)

4.7

Form of Series B Common Stock Purchase Warrant iBio, Inc. (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 – Commission File No. 001-35023)

4.8

Form of Underwriter Common Stock Purchase Warrant iBio, Inc. (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 – Commission File No. 001-35023)

4.9

Form of Pre-Funded Warrant to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.10

Form of Series C Common Warrant to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.11

Form of Series D Common Warrant to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.12

Form of Warrant to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2023- File No. 001-35023)

4.13

Form of Pre-Funded Warrants to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024- File No. 001-35023)

4.14

Form of Series E Warrants to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024- File No. 001-35023)

4.15*	Form of Series F Warrants to Purchase Shares of Common Stock

4.16

Form of Pre-Funded Warrant to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2025- File No. 001-35023)

4.17

Form of Series G Warrant to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2025- File No. 001-35023)

4.18

Form of Series H Warrant to Purchase Shares of Common Stock (or Pre-Funded Warrants) iBio, Inc. (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2025- File No. 001-35023)

10.1

Fifth Amendment of Technology Transfer Agreement, dated as of December 17, 2007, between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on June 18, 2008 – Commission File No. 000-53125)

10.2+

Ratification dated September 6, 2013 of Terms of Settlement by and between the Company and Fraunhofer USA Center for Molecular Biotechnology, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 30, 2013 – Commission File No. 001-35023).

10.3

Amended and Restated Limited Liability Company Agreement of iBio CMO LLC, dated January 13, 2016, between the Company, Bryan Capital Investors LLC and iBio CDMO LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 22, 2016 – Commission File No. 001-35023)

10.4

License Agreement, dated January 13, 2016, between the Company and iBio CMO LLC (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 22, 2016 – Commission File No. 001-35023)

10.5

Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of iBio CMO LLC, dated February 23, 2017 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

10.6†

Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2019 – Commission File No. 001-35023)

10.7†

2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2019 – Commission File No. 001-35023)

10.8†

2018 Omnibus Equity Incentive Plan, as amended and restated, effective January 22, 2020 (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 23, 2020 – Commission File No. 001-35023)

10.9†

iBio, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on November 3, 2020 – Commission File No. 001-35023)

10.10†

Form of Non-Qualified Stock Option Agreement for Employees under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.11†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Initial Grant) under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.12†

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (Annual Grant) under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.13†

Form of Restricted Stock Unit Award Agreement for Employees under the iBio, Inc. 2020 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 333-252027)

10.14†

Form of Restricted Stock Unit Award Agreement for Employees under the iBio, Inc. 2018 Omnibus Equity Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on January 11, 2021 – Commission File No. 001-35023)

10.15†

Director Offer Letter, dated June 4, 2021, by and between iBio, Inc. and to Evert Schimmelpennink (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 9, 2021 – Commission File No. 001-35023)

10.16++**

Collaboration, Option and License Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.17++**

Collaboration and License Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.18++**

Series A-2 Preferred Stock Purchase Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.19++**

Second Amended and Restated Investor Rights Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.20++**

Second Amended and Restated Voting Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.21++**

Second Amended and Restated Right of First Refusal and Co-Sale Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.22†++

Employment Agreement dated December 23, 2020 and effective as of January 18, 2021, by and between iBio, Inc. and Martin B. Brenner (incorporated herein by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on September 28, 2021 – Commission File No. 001-35023)

10.23

Confidential Settlement and Mutual Release with Fraunhofer USA, Inc. dated May 4, 2021 (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on September 28, 2021 – Commission File No. 001-35023)

10.24

Purchase and Sale Agreement, dated November 1, 2021, by and among College Station Investors LLC, Bryan Capital Investors LLC, iBio CDMO LLC and iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 – Commission File No. 001-35023)

10.25

Equity Purchase Agreement dated November 1, 2021 by and between Bryan Capital Investors LLC and iBio, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 – Commission File No. 001-35023)

10.26

Credit Agreement, dated November 1, 2021 by and, between iBio CDMO LLC with Woodforest National Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 – Commission File No. 001-35023)

10.27

Guaranty Agreement, dated November 1, 2021, by iBio, Inc. for the benefit of Woodforest National Bank (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 – Commission File No. 001-35023)

10.28

Leasehold Deed of Trust, Assignment of Leases and Rents, Security Agreement and UCC Financing Statement for Fixture Filing by iBio CDMO LLC, as grantor, to John Ross, as Trustee, for the benefit of Woodforest National Bank, as beneficiary (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 – Commission File No. 001-35023)

10.29

Security Agreement, dated November 1, 2021 by iBio CDMO LLC for the benefit of Woodforest National Bank (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 – Commission File No. 001-35023)

10.30

Environmental Indemnity Agreement, dated November 1, 2021 by iBio CDMO LLC and iBio, Inc. in favor of Woodforest National Bank (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 – Commission File No. 001-35023)

10.31

Ground Lease Agreement (included as Exhibit B to The Purchase and Sale Agreement, dated November 1, 2021 by and among College Station Investors LLC, Bryan Capital Investors LLC, iBio CDMO LLC and iBio, Inc. filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 – Commission File No. 001-35023)

10.32

Form of Series 2022 Convertible Preferred Stock Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – File No. 001-35023)

10.33

Form of Irrevocable Proxy for Voting Control (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – File No. 001-35023)

10.34

Third Amendment to Exclusive License Agreement, dated February 3, 2022, by and between University of Pittsburgh and iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2022– Commission File No. 001-35023)

10.35

Asset Purchase Agreement dated September 16, 2022, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2022 – File No. 001-35023)

10.36++

First Amendment to Credit Agreement entered into as of October 11, 2022, by and between iBio CDMO LLC with Woodforest National Bank (incorporated herein by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 11, 2022– Commission File No. 001-35023).

10.37

Termination Agreement and Release dated September 19, 2022, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 – File No. 001-35023)

10.38

Lease Sova North Science District, dated September 10, 2021, by and between iBio, Inc., and San Diego Inspire 4, LLC (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 – File No. 001-35023)

10.39†

Restricted Stock Unit Award Agreement, dated November 10, 2022, by and between iBio, Inc. and Thomas Isett (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 – File No. 001-35023)

10.40†

Separation Agreement and General Release, dated December 1, 2022, by and between iBio, Inc. and Thomas Isett (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 2, 2022, –File No. 001-35023)

10.41†

Offer Letter by and between iBio, Inc. and Felipe Duran, dated January 23, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 25, 2023 – File No. 001-35023)

10.42

Second Amendment to Credit Agreement, dated February 9, 2023, by and between iBio, Inc. and Woodforest National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2023 – File No. 001-35023)

10.43†

Special Incentive Bonus Agreement, dated January 26, 2023, by and between iBio, Inc. and Martin Brenner (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2023 – File No. 001-35023)

10.44†

Special Incentive Bonus Agreement, dated January 26, 2023, by and between iBio, Inc. and Felipe Duran (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on February 14, 2023 – File No. 001-35023)

10.45

Third Amendment to Credit Agreement, dated February 21, 2023, between iBio CDMO LLC and Woodforest National Bank and Third Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2023 – File No. 000 35023)

10.46

Fourth Amendment to Credit Agreement, dated March 24, 2023, between iBio CDMO LLC and Woodforest National Bank and Fourth Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 30, 2023 – File No. 000 35023)

10.47

Auction Sale Agreement between iBio, Inc. and Holland Industrial Group, Federal Equipment Company and Capital Recovery Group LLC, dated as of February 10, 2023 (incorporated herein by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2023 – File No. 001-35023)

10.48

Fifth Amendment to the Credit Agreement, dated May 10, 2023, between iBio CDMO LLC and Woodforest National Bank and Fifth Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2023 – File No. 001-35023)

10.49

Purchase Agreement by and between the Registrant and Lincoln Park Capital Fund, LLC, dated August 4, 2023 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2023– Commission File No. 001-35023).

10.50

Registration Rights Agreement by and between the Registrant and Lincoln Park Capital Fund, LLC, dated August 4, 2023 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2023– Commission File No. 001-35023).

10.51

Purchase and Sale Agreement, dated as of September 15, 2023 by and between MAJESTIC REALTY CO., a California corporation and IBIO CDMO LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2023 – File No. 001-35023)

10.52

Sixth Amendment to the Credit Agreement, dated September 18, 2023, between iBio CDMO LLC and Woodforest National Bank (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2023 – File No. 001-35023).

10.53

Seventh Amendment to the Credit Agreement, dated October 4, 2023, between iBio CDMO LLC and Woodforest National Bank and Fifth Amended Guaranty of iBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 10, 2023 – File No. 001-35023)

10.54

Form of Securities Purchase Agreement, dated December 5, 2023, between iBio, Inc. and the purchasers named on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023 – File No. 001-35023)

10.55†

iBio Inc. 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – File No. 001-35023)

10.56

Eighth Amendment to Credit Agreement, dated December 22, 2023, between iBio CDMO LLC and Woodforest National Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 26, 2023 – File No. 001-35023)

10.57

Credit and Security Agreement, dated January 16, 2024, by and between iBio, Inc. and Loeb Term Solutions LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.58

Schedule to Credit and Security Agreement, dated January 16, 2024, by and between iBio, Inc. and Loeb Term Solutions LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.59

Term Promissory Note, dated January 16, 2024, in the principal amount of $1,071,572 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.60

Indemnification Agreement, dated January 16, 2024 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 - File No. 001-35023)

10.61

Asset Purchase Agreement, dated February 25, 2024, by and between iBio, Inc. and Otsuka Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024 – File No. 001-35023)

10.62

Form of Securities Purchase Agreement, dated March 26, 2024, by and between iBio, Inc. and the Purchaser signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 – File No. 001-35023)

10.63

Director Agreement, dated April 1, 2024, by and between iBio, Inc. and Lynx1 Capital Management LP (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 – File No. 001-35023)

10.64

Ninth Amendment to Credit Agreement, dated March 28, 2024, between iBio CDMO LLC and Woodforest National Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 – File No. 001-35023)

10.65†

iBio, Inc. Officer Severance Benefit Plan, effective May 9, 2024 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 10-K filed with the Securities and Exchange Commission on May 13, 2024 – File No. 001-35023)

10.66

Purchase and Sale Agreement, dated as of May 17, 2024, by and between iBio CDMO LLC and The Board of Regents of the Texas A&M University System (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024 – File No. 001-35023)

10.67

Settlement Agreement and Mutual Release, dated May 17, 2024, by and among Woodforest National Bank, iBio CDMO LLC and the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024 – File No. 001-35023)

10.68

Tenth Amendment to Credit Agreement, dated May 15, 2024, between iBio CDMO LLC and Woodforest National Bank (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2024 – File No. 001-35023)

10.69†

Form of Non-Qualified Stock Option Agreement for initial grants for non-employee directors under the iBio 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.70†

Form of Non- Qualified Stock Option Agreement for non-employee consultants under the iBio 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.71†

Form of Non-Qualified Stock Option Agreement for annual grants for non-employee directors under the iBio 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.72†

Form of Non-Qualified Stock Option Agreement for employees under the iBio 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.73†

Form of Restricted Stock Unit Award Agreement for employees under the iBio 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.74†

Form of Incentive Stock Option Agreement for employees under the iBio 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.75†

Form of Incentive Stock Option Agreement for officers under the iBio 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.76†

Amended and Restated Employment Agreement, dated as of July 23, 2024, effective as of July 1, 2024, by and between the Company and Martin Brenner (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024 – File No.001-35023)

10.77

Exclusive License Agreement, dated December 31, 2024, by and between iBio, Inc. and AstralBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2025 – File No.001-35023)

10.78

Form of Securities Purchase Agreement, dated January 10, 2025, by and between the Company and the purchasers listed on the signature page thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2025 – File No.001-35023)

10.79++

Exclusive License Agreement, dated April 21, 2025, by and between iBio, Inc. and AstralBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2025 – File No.001-35023)

10.80

Form of Inducement Offer and Agreement to Exercise Common Share Purchase Warrants, dated April 29, 2025, by and between iBio, Inc. and the Holders identified on the signature pages thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2025 – File No.001-35023)

10.81*†++	Amended and Restated Employment Agreement, dated September 3, 2024, effective as of July 1, 2025, by and between the Company and Felipe Duran

10.82*†++	Amended and Restated Employment Agreement, dated September 3, 2024, effective as of July 1, 2025, by and between the Company and Marc Banjak

14.1

Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

19.1

Insider Trading Policy (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2024 – File No.001-35023)

21.1

Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2024 – File No.001-35023)

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

32.2*

Certification of Periodic Report by Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1

Clawback Policy, dated November 20, 2023 (incorporated herein by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2024 – File No.001-35023)

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

iBio, Inc.
(Registrant)

Dated: September 5, 2025	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer

/s/ Felipe Duran
Felipe Duran Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Martin Brenner	Chief Executive Officer and	September 5, 2025
Martin Brenner	Chief Scientific Officer (Principal Executive Officer)

/s/ Felipe Duran	Chief Financial Officer	September 5, 2025
Felipe Duran	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ David Arkowitz	Director	September 5, 2025
David Arkowitz

/s/William Clark	Chairman of the Board	September 5, 2025
William Clark

/s/Alexandra Kropotova	Director	September 5, 2025
Alexandra Kropotova

/s/ António Parada	Director	September 5, 2025
António Parada

/s/Evert Schimmelpennink	Director	September 5, 2025
Evert Schimmelpennink

/s/Gary Sender	Director	September 5, 2025
Gary Sender

Annual Financial Statements

iBio, Inc.

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of iBio, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iBio, Inc. and Subsidiaries (the “Company”) as of June 30, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Indefinite-Lived Asset IBIO-101

As disclosed in Note 6 and 11 to the consolidated financial statements, the Company acquired an Indefinite-Lived Asset from RubrYc as part of the RubrYc’s Stock Purchase and Asset Acquisition. The RubrYc Indefinite-Lived Asset as fiscal year-end June 30, 2025 and 2024 is $5 million. The Company’s Indefinite-Lived intangible Asset is assessed for impairment annually and/or upon the occurrence of a triggering event. The impairment test for indefinite-lived intangible asset consists of comparing the fair value, which is estimated using the Income Approach-Multi Period Excess Earning

Model, to its carrying value. If the carrying value exceeds the fair value, an impairment loss is recognized in an amount equal to such excess. The determination of the fair value is primarily based on discounted future cash flows projected to be generated from the indefinite-lived intangible assets, including the estimates of future revenue, future development costs, the probability of success in various phases of development programs, and potential post-launch cash flows. Changes in these assumptions could have a significant impact on either the fair value, the amount of any impairment charges, or both.

Significant judgment is exercised by management when developing the fair value measurement of the indefinite-lived intangible asset. Given these factors, the related audit effort in evaluating management’s judgments of the fair value of the indefinite-lived intangible assets was challenging, subjective, and complex and required a high degree of auditor judgment.

How the Critical Audit Matter was addressed in the Audit

Our principal audit procedures related to the Company’s financial reporting relating to potential impairment of the Asset included, among others:

●	We audited management’s process for developing the fair value of the Indefinite-Lived Asset. Our procedures entailed testing management’s process for estimating the fair value of intangible assets, which included evaluating the appropriateness of the valuation methods and estimates made by management in developing the prospective financial information (“PFI”) utilized in the underlying data of the valuation model. We performed audit procedures over management’s PFI, which entailed significant assumptions related to future revenue, future development costs, and the probability of success in various phases of development programs as well as post launch cash flows. In evaluating management’s significant assumptions for reasonableness, we considered comparative data from external markets, comparable industry and guideline public companies’ data.
●	We involved our Valuation Specialists to assist in testing the Company’s methodology and significant assumptions utilized in the Company’s impairment assessment. Which entail procedures evaluating the following assumptions (1) Income Approach-Multi Period Excess Earning Model (2) Market Capitalization (3) Discount Rate/Weighted Average Cost of Capital. Moreover, our valuation specialists performed sensitivity analyses over the significant assumptions including the projected upfront payment and the royalty rate to evaluate the Company’s estimated fair value in comparison to the carrying value for reasonableness and gaining an understanding of the qualification of the third-party valuation specialist that prepared the valuation report.

/s/ GRASSI & Co., CPAs, P.C.

We have served as the Company’s auditor since 2024.

Jericho, New York

September 5, 2025

iBio, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30,	June 30,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$8,582	$14,210
Subscription receivable	105	—
Promissory note receivable and accrued interest	—	713
Prepaid expenses and other current assets	1,034	749
Total Current Assets	9,721	15,672

Restricted cash	210	215
Promissory note receivable	1,098	1,081
Finance lease right-of-use assets, net of accumulated amortization	68	339
Operating lease right-of-use asset	2,051	2,401
Fixed assets, net of accumulated depreciation	3,163	3,632
Intangible assets, net of accumulated amortization	6,848	5,368
Security deposits	26	26
Total Assets	$23,185	$28,734

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,188	$358
Accrued expenses	1,345	2,028
Finance lease obligations - current portion	53	299
Operating lease obligation - current portion	490	436
Equipment financing payable - current portion	64	178
Term promissory note - current portion	766	218
Insurance premium financing payable	—	123
Contract liabilities	1,200	200
Total Current Liabilities	6,106	3,840

Finance lease obligations - net of current portion	—	53
Operating lease obligation - net of current portion	2,199	2,688
Equipment financing payable - net of current portion	—	63
Term promissory note - net of current portion	—	766
Total Liabilities	8,305	7,410

Stockholders' Equity
Series 2022 Convertible Preferred Stock - $0.001 par value; 1,000,000 shares authorized at June 30, 2025 and June 30, 2024; 0 shares issued and outstanding as of June 30, 2025 and June 30, 2024	—	—
Common Stock - $0.001 par value; 275,000,000 shares authorized at June 30, 2025 and June 30, 2024; 19,349,201 and 8,623,676 shares issued and outstanding as of June 30, 2025 and June 30, 2024, respectively	19	9
Additional paid-in capital	347,085	335,162
Accumulated deficit	(332,224)	(313,847)
Total Stockholders’ Equity	14,880	21,324
Total Liabilities and Stockholders' Equity	$23,185	$28,734

Share and per share data have been adjusted for June 30, 2024 presented to reflect the one-for-twenty (1:20) reverse stock split effective November 29, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, except per share amounts)

	Years Ended
	June 30,
	2025	2024

Revenue	$400	$225

Operating expenses:
Research and development	8,312	5,185
General and administrative	10,690	11,674
Total operating expenses	19,002	16,859

Operating loss	(18,602)	(16,634)

Other income (expense):
Interest expense	(212)	(172)
Interest income	437	363
Gain on sale of intellectual property	—	1,000
Total other income	225	1,191

Net loss from continuing operations	(18,377)	(15,443)

Loss from discontinued operations	—	(9,464)

Loss	$(18,377)	$(24,907)

Loss per common share - basic and diluted - continuing operations	$(1.75)	$(4.03)
Loss per common share - basic and diluted - discontinued operations	$—	$(2.47)
Loss per common share - basic and diluted - total	$(1.75)	$(6.50)

Weighted-average common shares outstanding - basic and diluted	10,499	3,831

Share and per share data have been adjusted for June 30, 2024 presented to reflect the one-for-twenty (1:20) reverse stock split effective November 29, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2025 and 2024

(In Thousands)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance as of July 1, 2023	—	$—	1,015	$1	$304,320	$(288,940)	$15,381

Common stock issued	—	—	7,568	8	25,120	—	25,128
Payments for fractional shares resulting from reverse stock split	—	—	(1)	—	(7)	—	(7)
Vesting of RSUs	—	—	42	*	—	—	—
Share-based compensation	—	—	—	—	2,038	—	2,038
Warrant issued to satisfy term note payable	—	—	—	—	3,691	—	3,691
Net loss	—	—	—	—	—	(24,907)	(24,907)
Balance as of June 30, 2024	—	—	8,624	9	335,162	(313,847)	21,324

Common stock issued	—	—	4,744	4	3,642	—	3,646
Exercise of stock options	—	—	73	*	130	—	130
Vesting of RSUs	—	—	35	*	—	—	—
Share-based compensation	—	—	—	—	1,530	—	1,530
AstralBio Exclusive License Agreement shares issued	—	—	246	*	750	—	750
Warrant Inducement Transaction	—	—	5,627	6	5,871	—	5,877
Net loss	—	—	—	—	—	(18,377)	(18,377)
Balance as of June 30, 2025	—	$—	19,349	$19	$347,085	$(332,224)	$14,880

Share data has been adjusted for the year ended June 30, 2024 presented to reflect the one-for-twenty (1:20) reverse stock split effective November 29, 2023.

* Represents amount less than 0.5 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Consolidated net loss	$(18,377)	$(24,907)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	1,530	2,038
Amortization of intangible assets	20	20
Amortization of finance lease right-of-use assets	271	271
Amortization of operating lease right-of-use assets	351	321
Depreciation of fixed assets	484	638
Gain on sale of fixed assets	—	4,909
Gain on extinguishment of debt	—	(808)
Accrued interest receivable on promissory note receivable	(62)	(88)
Amortization of deferred financing costs	—	120
Impairment of fixed assets	—	3,100
Gain on sale of intangible assets	—	(1,000)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(408)	214
Security deposit	—	24
Accounts payable	1,831	(1,491)
Accrued expenses	(758)	(1,726)
Operating lease obligations	(436)	(389)
Contract liabilities	250	200

Net cash used in operating activities	(15,304)	(18,554)

Cash flows from investing activities:
Payment received for interest and principal on promissory note receivable	758	—
Sale proceeds for intangible assets	—	1,000
Purchases of fixed assets	(16)	(210)
Sales proceeds for fixed assets	—	116
Net cash provided by investing activities	742	906

Cash flows from financing activities:
Proceeds from sales of common stock	3,541	25,523
Proceeds from Warrant Inducement Transaction	6,246	—
Payments made for costs to acquire capital	(294)	(88)
Payments for fractional shares after reverse stock split	—	(7)
Proceeds from the exercise of stock options	131	—
Subscription receivable	—	204
Payment of equipment financing loan	(178)	(160)
Proceeds from term promissory note	—	895
Payment of term promissory note	(218)	(88)
Payment of term note payable	—	(1,513)
Payment of finance lease obligation	(299)	(272)
Net cash provided by financing activities	8,929	24,494

Net (decrease) increase in cash, cash equivalents and restricted cash	(5,633)	6,846
Cash, cash equivalents and restricted cash - beginning	14,425	7,579
Cash, cash equivalents and restricted cash - end	$8,792	$14,425

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended
	June 30,
	2025	2024
Schedule of non-cash activities:
Indefinite-lived intangible asset addition	$1,500	$—
Shares issued to AstralBio for license fee	$(750)	$—
Credit provided by AstralBio	$(750)	$—
Subscription receivable	$105	$—
Costs to raise capital paid directly from gross proceeds	$81	$1,467
Costs to raise capital included in accrued expenses	$75	$308
Issuance of warrant for term note payable obligation	$—	$4,499
Insurance premium financing	$—	$669
Reserves related to term promissory note included in prepaid expenses	$—	$109
Costs related to term promissory note paid directly from gross proceeds	$—	$68

Supplemental cash flow information:
Cash paid during the year for interest	$212	$749

The accompanying notes are an integral part of these consolidated financial statements.

1.    Nature of Business

iBio, Inc. (the “Company” or “iBio”) is a preclinical stage biotechnology company leveraging the power of Artificial Intelligence (“AI”) for the development of hard-to-drug precision antibodies in the cardiometabolic and obesity space. The Company’s core mission is to harness the potential of AI and machine learning (“ML”) to unveil novel biologics which other scientists have been unable to develop. Through the Company’s innovative AI Drug Discovery Platform, it has been able to identify differentiated molecules aimed to address unmet needs by current GLP-1 receptor agonists.

The Company believes the future of obesity care lies not just in weight loss—but in quality weight loss. Current interventional therapies such as GLP-1 receptor agonists have ushered in a breakthrough era, yet challenges remain: muscle loss, fat regain after treatment cessation, and long-term tolerability. The Company is developing second-generation therapies to meet these unmet needs, using the power of AI-guided antibody design and advanced screening technologies. iBio’s obesity strategy is built on three key principles. First, the Company is aiming to develop next-generation antibody therapeutics addressing limitations of current approved treatments, offering options with a goal to preserve muscle mass, target fat selectively, and provide durable weight loss with improved tolerability. Second, the Company is focusing on targets with strong human validation, which it believes both helps reduce development risk and increase the likelihood of clinical success. Lastly, the Company is applying its integrated AI Drug Discovery Platform and deep scientific expertise to rapidly generate development-ready biologics, enabling it to move with speed and precision in a competitive and fast-evolving field. The Company’s current therapeutics are all in preclinical development and it has not completed any clinical trials in humans for any therapeutic protein product candidate produced using its technology and there is a risk that the Company will be unsuccessful in developing or commercializing any product candidates. The Company anticipates the commencement of its first human clinical trials in late fiscal 2026 or early fiscal 2027. As the Company continues to leverage its technology stack and develop its existing immune-oncology pre-clinical pipeline, it is also seeking strategic partners with the capabilities to more rapidly advance these programs towards the clinic.

The Company’s current pre-clinical product candidate pipeline is set forth below.

Through the Company’s innovative AI Drug Discovery Platform, it champions a culture of innovation by identifying novel targets, forging strategic collaborations to enhance efficiency, diversify pipelines, with the goal of accelerating preclinical processes. The Company’s proprietary technology stack is designed to minimize downstream development risks by employing AI-guided epitope-steering and monoclonal antibody (“mAb”) optimization.

The Company’s proprietary technology stack combines Epitope Steering, its patented AI engine that directs antibody binding to precisely defined regions of target proteins, increasing selectivity and therapeutic impact; StableHu, a generative AI tool that rapidly optimizes antibodies for expression, stability, and manufacturability; and mammalian display-based multidimensional screening, enabling simultaneous optimization of affinity, specificity, and half-life in a single selection step. Together, these tools power a fully integrated platform that allows the Company to go from concept to in vivo proof-of-concept within weeks, accelerating the development of first-in-class and best-in-class biologics. The Company’s EngageTx technology enables it to target bi-specific molecules. Data from a number of in vitro tumor cell-killing assays suggests that the Company’s most advanced MUC16 clone, when combined with eight distinct CD3 binders using our EngageTx technology, revealed a potency range of approximately 33,000-fold. With the ability to navigate sequence diversity and promote Human-Cyno cross reactivity while mitigating cytokine release, the goal is to enhance agility and bolster preclinical safety assessments. Another key technology of the Company’s technology stack is its ShieldTx masking technology, which keeps antibodies inactive until they reach diseased tissue. At that point, the masks are removed and the antibodies become active, all with the goal of broadening the therapeutic window and potentially improving both efficacy and safety.

iBio’s discovery and development work is conducted at the Company’s San Diego research and development laboratory space, where its AI and machine learning (ML) scientists and biopharma researchers operate side by side. This close integration of disciplines enables rapid iteration between in silico design and wet-lab validation, compressing the timeline from hypothesis to lead selection. With the Company’s robust platform, focused pre-clinical pipeline, and growing scientific and leadership team, it is building a durable and differentiated position in obesity therapeutics—one designed to outlast the first wave and define what comes next.

Digital Infrastructure

iBio is a firm believer in the transformative power of digital technologies, including robotics, automation, AI, ML, and cloud computing. These technologies are integral to operationalizing the Company’s strategy, accelerating its learning curve, and executing at scale. As such, the Company has made substantial investments in these areas. iBio’s aspiration is to digitize its operations to the greatest extent possible, harnessing the potential of digital technology to maximize its impact on human health. As the Company continues to grow, it remains committed to further investing in its digital infrastructure to support its ambitious goals.

Strategic Alliances, Collaborations, and Joint Ventures

The Company has formed collaborations and strategic alliances to gain access to funding, capabilities, technical resources and intellectual property to further its development efforts, commercialize its technology and to generate revenues, including through the use of its patented epitope-steering AI-engine and our EngageTx platform.

2.    Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of iBio Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Liquidity, Financial Condition and Management’s Plans

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

The Company has incurred net losses and generated negative cash flows from operations for many years.  For the year ended June 30, 2025, the Company incurred a net loss of approximately $18.4 million and had negative cash flows from operations of approximately $15.3 million. Historically, the Company’s liquidity needs have been met by the sale and issuances of common shares including the issuances of common shares through the exercise of warrants. As of June 30,

2025, iBio had total current assets of approximately $9.7 million, of which approximately $8.6 million was cash and cash equivalents. As of June 30, 2025, the Company has an operating capital deficit of $15.3 million which compares to the $18.6 million operating capital deficit it maintained as of June 30, 2024.

The history of significant losses, the negative cash flow from operations, the limited cash resources on hand and the dependence by the Company on its ability to obtain additional financing to fund its operations after the current cash resources are exhausted raised substantial doubt about the Company's ability to continue as a going concern. In evaluating the Company’s ability to continue as a going concern, the Company took into account the potential mitigating effects of management’s previously disclosed plans to mitigate the substantial doubt about the Company’s ability to continue as a going concern, which plans are in the process of being fully implemented.

In an effort to mitigate the substantial doubt about continuing as a going concern and increasing cash reserves, the Company has raised funds from time to time through equity offerings or other financing alternatives, entered into a collaboration agreement to discover and develop novel antibodies for obesity and other cardiometabolic diseases and sold certain intellectual property rights. Potential options being considered to further increase liquidity include focusing product development on a select number of product candidates, the sale or out-licensing of certain product candidates, raising money from the capital markets, collaborations, or a combination thereof. However, the Company anticipates that its expenses will increase as it continues its research and development activities and conducts clinical trials. The Company made significant progress implementing these plans, which progress is described below.

On July 3, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Chardan and Craig-Hallum (collectively, the “Sales Agents”) providing for the issuance and sale by the Company of its common stock, par value $0.001 per share (the “Common Stock”), from time to time, through the Sales Agents, with certain limitations on the amount of Common Stock that may be offered and sold by the Company as set forth in the ATM Agreement (the “ATM”). Offers and sales of shares of Common Stock by the Company, if any, under the ATM Agreement, are subject to the effectiveness of the Company’s shelf registration statement on Form S-3, filed with the SEC on July 3, 2024, which became effective on August 6, 2024. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement included in the Registration Statement is currently $7,350,000, which is based on the limitations of General Instruction I.B.6 of Form S-3.

Under the ATM Agreement, the Sales Agents for the Company sold 3,184,899 shares during the fiscal year ended June 30, 2025. The Company received net proceeds of approximately $2,617,000. The Company also sold 305,424 shares in July 2025 and received net proceeds of approximately $219,000. See Note 16 – Stockholders’ Equity and Note 22 – Subsequent Events for additional information.

On January 10, 2025, the Company entered into a securities purchase agreement (the “2025 Purchase Agreement”) with certain of its officers and directors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors, in a private placement priced at-the-market (the “2025 Private Placement”) consistent with the rules of the NYSE American LLC (“NYSE American”), an aggregate of 240,807 shares (the “Shares”) of Common Stock. The purchase price of each Share was $2.72, the last reported closing price of the Common Stock on the date of execution of the 2025 Purchase Agreement. The closing price was greater than the book value of the Common Stock on the date of the execution of the 2025 Purchase Agreement.  The 2025 Private Placement closed on January 10, 2025 and the Company received aggregate gross proceeds from the 2025 Private Placement of approximately $655,000, before deducting offering expenses payable by the Company.

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

On August  19, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Leerink Partners LLC (“Leerink”), relating to the offering, issuance and sale of pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase an aggregate of 71,540,000 shares of Common Stock and accompanying Series G warrants (the “Series G Warrants”) to purchase (i) an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) and (ii) Series H warrants (the “Series H Warrants”) to purchase an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) (the “2025 Offering”). The combined public offering price per 2025 Pre-Funded Warrant and accompanying Series G Warrant is $0.699.

The Company received gross proceeds of approximately $50 million, before deducting underwriting discounts and commissions and offering expenses payable by the Company of approximately $3.5 million. The Company has the potential to receive additional proceeds if the Series G Warrants and Series H Warrants are exercised in full for cash.

Based on management’s plans described above, the Company’s cash and cash equivalents are anticipated to be sufficient to support operations for at least 12 months from the date of the filing of this Annual Report. Accordingly, the Company concluded it has alleviated substantial doubt about the Company’s ability to continue as a going concern.

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

On May 17, 2024, iBio CDMO entered into a purchase and sale agreement (the “2024 Purchase and Sale Agreement”) with The Board of Regents of the Texas A&M University System (“The Board of Regents”) pursuant to which iBio CDMO agreed to terminate the Ground Lease Agreement (the “Ground Lease Agreement) with The Board of Regents, dated March 8, 2010, as amended by an Estoppel Certificate and Amendment to Ground Lease Agreement, dated as of December 22, 2015 (together with the Ground Lease Agreement, the “Ground Lease”), related to 21.401 acres in Brazos County, Texas (the “Land”) and completed the sale to The Board of Regents of: (i) the buildings, parking areas, improvements, and fixtures situated on the Land (the “Improvements”); (ii) all iBio CDMO’s right, title, and interest in and to furniture, personal property, machinery, apparatus, and equipment owned and currently used in the operation, repair and maintenance of the Land and Improvements and situated thereon (collectively, the “Personal Property”); (iii) all iBio CDMO’s rights under the contracts and agreements relating to the operation or maintenance of the Land, Improvements or Personal Property which extend beyond the closing date (the “Contracts”); and (iv) all iBio CDMO’s rights in intangible assets of any nature relating to any or all of the Land, the Improvements and the Personal Property (the “Intangibles”; and together with the Ground Lease, Improvements and Personal Property, collectively, the “Property”). The sale price was $8,500,000.

In connection with the purchase of the Facility, iBio CDMO entered into a Credit Agreement, dated November 1, 2021 (the “Credit Agreement”), with Woodforest National Bank (“Woodforest”) pursuant to which Woodforest had provided iBio CDMO a $22,375,000 secured term loan (the “Term Loan”) to purchase the Facility, which Term Loan was evidenced by a Term Note (the “Term Note”).  On May 17, 2024, iBio CDMO, the Company and Woodforest entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) which provided that iBio CDMO would pay to

Woodforest the proceeds of the sale of the Property under the 2024 Purchase and Sale Agreement when received, determine in consultation with Woodforest the remaining balance due under the Credit Agreement (the “Indebtedness Deficiency Amount”) and thereafter the Company issued to Woodforest a pre-funded warrant to purchase 1,560,570 shares of Common Stock (“Pre-Funded Warrant”).  (See Note 13 – Debt for additional information.)

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

During the fiscal year ended June 30, 2024, the Company recorded an additional fixed asset impairment charge of $3.1 million, a loss on the sale of the Facility of approximately $4.8 million and a gain on the extinguishment of debt of approximately $0.8 million in discontinued operations. (See Note 13 – Debt for additional information.)

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

The following table presents a reconciliation of the major financial lines constituting the results of operations for discontinued operations to the loss from discontinued operations presented separately in the consolidated statements of operations (in thousands):

Year Ended
June 30, 2024
Operating expenses:
General and administrative	1,207
Fixed asset impairments	3,100
Loss (gain) on sale of fixed assets	4,816
Inventory reserve	—
Total operating expenses	9,123

Other income (expenses):
Interest expense - term note payable	(1,149)
Gain on extinguishment of debt	808
Total other expenses	(341)

Loss from discontinued operations	$(9,464)

The following table presents the supplemental disclosures related to discontinued operations for the cash flows (in thousands):

Year Ended
June 30, 2024
Fixed asset impairments	$3,100
Loss on sale of fixed assets	4,817
Gain on extinguishment of debt	(808)
Payment of term note payable	(1,513)
Sales proceeds of fixed assets	50

Supplemental cash flow information:
Cash paid during the period for interest	577

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on its estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. At June 30, 2025 and 2024, the Company had no accounts receivable and therefore no allowance for credit losses was needed. The Company had no accounts receivable at June 30, 2023.

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

The Company analyzes its contracts to determine whether the elements can be separately identifiable and accounted for individually or as a bundle of goods or services. Allocation of revenue to individual elements that qualify for performance obligations is based on the separate selling prices determined for each component, and total contract consideration is then allocated pro rata across the components of the arrangement. If separate selling prices are not available, the Company will use its best estimate of such selling prices, consistent with the overall pricing strategy and after consideration of relevant market factors. If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At June 30, 2025 and 2024, the Company had no credit loss provisions.

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

For the year ended June 30, 2025, revenue in the amount of $400,000 was recognized for services provided to a collaborative partner. For the year ended June 30, 2024, revenue in the amount of $225,000 was recognized from research activities performed and a non-refundable upfront license fee for which performance obligations were satisfied.

Contract Assets

A contract asset is an entity's right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both June 30, 2025 and 2024, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At June 30, 2025 and 2024 and 2023, contract liabilities were $1,200,000, $200,000 and $0, respectively. The Company recognized revenue of $200,000 in 2025 that was included in the contract liabilities balance as of June 30, 2024.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at June 30, 2025 and 2024 consisted of money market accounts. Restricted cash at June 30, 2025 consists of a letter of credit obtained related to the San Diego operating lease (see Note 15 – Operating Lease Obligations) and a Company purchasing card. The Company’s bank requires an additional 5% collateral held above the actual letters of credit issued for the San Diego lease and Company purchasing card.  Restricted cash was $210,000 and $215,000 June 30, 2025 and 2024, respectively.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the consolidated statements of cash flows (in thousands):

	June 30,	June 30,
	2025	2024
Cash and equivalents	$8,582	$14,210
Collateral held for letter of credit - San Diego lease	203	198
Collateral held for Company purchasing card	7	17
Total cash, cash equivalents and restricted cash	$8,792	$14,425

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board (“FASB”) ASC 730-10, “Research and Development” (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Research and development expenses were reported in continuing operations for the years ended June 30, 2025 and June 30, 2024. No research and development expenses were reported in discontinued operations for the year ended June 30, 2024.

Right-of-Use Assets

Assets held under the terms of finance (capital) leases are amortized on a straight-line basis over the terms of the leases or the economic lives of the assets. Obligations for future lease payments under finance (capital) leases are shown within liabilities and are analyzed between amounts falling due within and after one year. See Note 8 - Finance Lease ROU Assets and Note 14 - Finance Lease Obligations for additional information.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2025 and 2024. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended June 30, 2025 and 2024.

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At June 30, 2025 and 2024, amounts in excess of insured limits were approximately $2,177,000 and $664,000, respectively.

Revenue

During the fiscal year ended June 30, 2025, the Company reported revenue of $400,000 in continuing operations from one research collaborator. During the fiscal year ended June 30, 2024, the Company reported revenue of $225,000 in continuing operations from two research collaborators.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. This update is effective beginning with the Company’s 2025 fiscal year annual reporting period, with early adoption permitted. The adoption of ASU 2023-07 did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification (“ASC”). The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The

ASU has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU will be effective for public companies for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

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

5.    Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, subscription receivable, accounts receivable, and accounts payable in the Company’s consolidated balance sheets approximated their fair values as of June 30, 2025 and 2024 due to their short-term nature. The carrying value of the promissory note receivable, term promissory note, equipment financing payable, insurance financing payable and finance lease obligations approximated fair value as of June 30, 2025 and 2024 as the interest rates related to the financial instruments approximated market.

The following provides a description of the three levels of inputs that may be used to measure fair value under the standard, the types of plan investments that fall under each category, and the valuation methodologies used to measure these investments at fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
●	Level 3 – Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

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

The Company will be solely responsible for all decisions related to the launch, sales and marketing and promotion of the Activin E Licensed Products in its discretion, subject to the terms of the Activin E License Agreement, and for all costs for all activities related to, the development, manufacture and commercialization of the Activin E Licensed Product worldwide. In consideration for the rights and licenses granted by AstralBio to the Company in the Activin E License Agreement, the Company has agreed to pay AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days after the effective date of the Activin E License Agreement, which the Company paid by using a one-time credit equal to $750,000 (the “Credit”), which is included in contract liabilities on the June 30, 2025 consolidated balance sheet, provided by AstralBio pursuant to a collaboration the Company entered into with AstralBio in March 2024 in exchange for the Company identifying and creating an antibody against an undisclosed exclusive target for AstralBio, and (ii) upon the occurrence of specified developmental and commercial milestones, milestone payments of up to a total of $28 million, which can be paid by cash or, provided the Company remains listed on the Nasdaq Capital Market (“Nasdaq”) or another national stock exchange at the time of the payment, the Company issuing shares of its Common Stock, subject to approval of the issuance of any such shares by Nasdaq, and provided, however, in no event shall the Company issue to AstralBio pursuant to the Activin E License Agreement resulting in AstralBio owning more than 19.9% of the total number of shares of Common Stock of the Company as of the date of entering into the Activin E License Agreement.  In the event the Company sublicenses the Activin E Licensed Product or a product that includes the Activin E Licensed Product, the Company will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

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

Myostatin License Agreement

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

The Company recorded an indefinite-lived intangible asset for the exclusive license in the amount of $750,000. Pursuant to the Myostatin License Agreement with AstralBio, the fixed upfront fee of $750,000 for the exclusive license was settled for 246,087 shares of the Company’s Common Stock based on the volume weighted average price of the Company’s Common Stock as reported by Bloomberg, LP over the five day period ending at 4:00 PM on the day prior to issuance, January 28, 2025. See Note 16 – Stockholders’ Equity for additional information.

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

As discussed above, iBio CDMO was accounted for as a discontinued operation.  In fiscal year 2024, the assets acquired were sold and the asset lease was terminated. The results of iBio CDMO's operations ceased in the fiscal year ended June 30, 2024 and were reported as discontinued operations for the year ended June 30, 2024. No assets or liabilities associated with the discontinued operations of iBio CDMO remained on the balance sheet as of June 30, 2024.

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
$7,500,000

On September 16, 2022, the Company entered an asset purchase agreement with RubrYc (the “Asset Purchase Agreement”) pursuant to which it acquired substantially all of the assets of RubrYc. The Company issued 5,117 shares of the Common Stock to RubrYc with an approximate market value of $1,000,000 (the “Closing Shares”). Pursuant to the Asset Purchase Agreement, the shares were subject to an initial lockup period and the estimated fair value was calculated as $650,000. The Company also agreed to make potential additional payments of up to $5,000,000 upon the achievement of specified developmental milestones on or before the fifth anniversary of the closing date, payable in cash or shares of the Common Stock, at the Company’s option. In addition, the Company had advanced RubrYc $484,000 to support their operation costs during the negotiation period and incurred transaction costs totaling $208,000, which were also capitalized as part of the assets acquired. The assets acquired include the patented AI Drug Discovery Platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to CCR8, EGFRvIII, MUC16, CD3 and one additional immuno-oncology candidate plus a PD-1 agonist. The Asset Purchase Agreement contained representations, warranties and covenants of RubrYc and the Company. The acquisition closed on September 19, 2022 after receipt of approval of the NYSE American.

Subsequent to the Company acquiring substantially all of the assets of RubrYc in September 2022, RubrYc ceased its operations and dismissed bankruptcy proceedings in June 2023. The Company recorded an impairment of the investment in the amount of $1,760,000 during the year ended June 30, 2022 which was recorded in the consolidated statement of operations and comprehensive loss under general and administrative expense. The Company also recorded an impairment of current and non-current prepaid expense of $288,000 and $864,000, respectively, during the year ended June 30, 2022. The amount was recorded in the consolidated statement of operations and comprehensive loss under research and development expense.

The Company accounted for the agreements as an asset purchase and allocated the purchase price of approximately $1,342,000 as follows:

Intangible assets	$1,228,000
Fixed assets	114,000
$1,342,000

In addition, the Company assumed three equipment leases that were accounted for as finance leases totaling approximately $814,000. See Note 8 – Finance Lease ROU Assets and Note 14 – Finance Lease Obligations.

Former CEO Departure

Effective December 1, 2022, the Company and Mr. Thomas F. Isett, the former Chief Executive Officer (the “CEO) and former Chairman of the Board of Directors (the “Board”), agreed for Mr. Isett to resign as a member of the Board and relinquish his duties, rights and obligations as the CEO of the Company.

Separation Agreement and General Release

In connection with Mr. Isett’s resignation, the Company entered into a separation agreement and general release with Mr. Isett effective December 1, 2022 (the “Agreement”). Pursuant to the Agreement, Mr. Isett resigned as CEO of the Company effective December 1, 2022, and remained an employee of the Company until termination of his employment on December 31, 2022. Pursuant to the Agreement, Mr. Isett will receive the severance benefits set forth in his employment agreement, including (i) an amount equal to his current base salary in equal bi-monthly installments for 24 months; (ii) an amount equal to a pro rata share of his target bonus for the fiscal year 2023; and (iii) an amount equal to the target bonus in equal bi-monthly installments for the 24 month severance period. The Agreement included a general release of claims by Mr. Isett. The Company accrued approximately $2.13 million to general and administrative expenses in the second quarter of fiscal year 2023. Approximately $0.5 million was recorded in accrued expenses at June 30, 2024. All obligations under the Agreement were satisfied as of December 31, 2024, and as such, no related accrual remains at June 30, 2025.

7. Promissory Note Receivable

On June 19, 2023, the Company issued a promissory note (the “Note”) with Safi Biotherapeutics, Inc. (“Safi”) in the principal amount of $1,500,000, which was issued in exchange for the convertible promissory note (the “Convertible Note”) issued by the Company to Safi on October 1, 2020. The Note has a maturity date of two (2) years from the date of issuance and can be extended by the mutual consent of the Company and Safi for two (2) additional one (1) year terms upon the payment of all accrued interest accrued through the date of such extension. In addition, the outstanding balance under the Note, or portions thereof, is due within a specified number of days after the receipt by Safi in a closing of specified financing milestones as more detailed in the Note. The Note will bear interest at the rate of 5% per annum and will increase to 7% for the first one (1) year extension and 9% for the second one (1) year extension. Upon the issuance of the Note, the Convertible Note, which bore interest at the rate of 5% per annum and had a maturity date of October 1, 2023, was voided.

On August 29, 2024, the Company received a payment from Safi of approximately $713,000 for all interest owed and approximately $419,000 for a partial payment on the outstanding principal on the Note.

On June 17, 2025, the Company and Safi agreed to extend the maturity date of the Note to June 19, 2026.  Safi paid the Company approximately $45,000 for all accrued interest through the date of the extension in accordance with the terms of the Note. The maturity date of the Note may be further extended through June 19, 2027, and as a result has been classified as a non-current asset.

For the fiscal years ended June 30, 2025 and 2024, interest income amounted to approximately $62,000 and $88,000, respectively. At June 30, 2025, the Note balance and accrued interest, which have been classified as long term, totaled approximately $1,098,000. At June 30, 2024, $713,000 of the Note balance was reported in current assets with the remaining $1,081,000 reported in noncurrent assets.

8.    Finance Lease ROU Assets

The Company assumed three equipment leases as part of the RubrYc asset acquisition (see Note 6 – Significant Transactions).

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	June 30,	June 30,
	2025	2024
ROU - Equipment	$814	$814
Accumulated amortization	(746)	(475)
Net finance lease ROU assets	$68	$339

Amortization expense of finance lease ROU assets was approximately $271,000 and $271,000 for the years ended June 30, 2025 and 2024, respectively.

9.    Operating Lease ROU Assets

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California. Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000. The net carrying amount of this ROU operating lease asset was approximately $2,401,000 and $2,051,000 at June 30, 2025 and 2024, respectively.

Bryan, Texas

On November 1, 2021, iBio CDMO acquired the Facility and became the tenant under the Ground Lease Agreement upon which the Facility is located. This lease was terminated on May 31, 2024.

See Note 15 - Operating Lease Obligations for additional information.

10.    Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	June 30,	June 30,
	2025	2024

Building and improvements	$695	$695
Machinery and equipment	3,545	3,545
Office equipment and software	418	403
	4,658	4,643
Accumulated depreciation	(1,495)	(1,011)
Net fixed assets	$3,163	$3,632

Depreciation expense was approximately $484,000 and $638,000 for the years ended June 30, 2025 and 2024, respectively.

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

On September 16, 2022, the Company entered into an Asset Purchase Agreement with RubrYc described in more detail above (see Note 6 – Significant Transactions) pursuant to which it acquired substantially all of the assets of RubrYc. The assets acquired include the patented AI Drug Discovery Platform, all rights with no future milestone payments or royalty obligations to IBIO-101, in addition to CCR8, EGFRvIII, MUC16, CD3, and one additional immuno-oncology candidate.

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

On April 21, 2025, the Company entered into the Activin E License Agreement with AstralBio (see Note 6 – Significant Transactions for additional information) pursuant to which AstralBio has licensed to the Company, on a worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents and AstralBio Licensed Know-How to Develop, Manufacture and Commercialize and otherwise exploit any product directed to Activin E that contains the licensed antibody targeting Activin E for research, diagnosis, treatment, prevention, or management of any disease or medical condition. The Activin E License Agreement will remain in effect at all times and thereafter, unless and until terminated earlier pursuant to the Activin E License Agreement. The Company accounted for this license as an indefinite-lived intangible asset.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30,				June 30,
	2024	Amortization	Additions	Impairments	2025
Intellectual property – gross carrying value	$400	$—	$—	$—	$400
Intellectual property – accumulated amortization	(35)	(20)	—	—	(55)
Total definite lived intangible assets	365	$(20)	—	$—	345

Intellectual property – indefinite lived	5,003		—	—	5,003
License – indefinite lived	—		1,500	—	1,500

Total net intangibles	$5,368		$1,500		$6,848

Amortization expense was approximately $20,000 and $20,000 for the years ended June 30, 2025 and 2024, respectively. The weighted-average remaining life for intellectual property on June 30, 2025 was approximately 17.3 years. The estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ended June 30,
2026	$20
2027	20
2028	20
2029	20
2030	20
Thereafter	245
Total	$345

12.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	June 30,
	2025	2024
Personnel related costs	$876	$1,568
Professional fees	358	308
Other accrued expenses	111	152
Total accrued expenses	$1,345	$2,028

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

Throughout the term of the Term Loan, the Company and Woodforest entered into amendments which, among other things, amended the maturity date, interest rate and liquidity covenant. (Refer to the Company’s June 30, 2024 Annual Report for more information.)

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

At June 30, 2025 and June 30, 2024, the balance of the Term Loan was $0.

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research site. The financing is payable in monthly installments of $16,230 through October 2025.  At June 30, 2025 and 2024, the balance owed under the financing was approximately $64,000 and $241,000, respectively.  Interest incurred under the financing for the years ended June 30, 2025 and 2024 totaled approximately $17,000 and $35,000, respectively.

Future minimum payments under the finance lease obligation are due as follows (in thousands):

Fiscal period ending on June 30:	Principal	Interest	Total
2026	$64	$1	$65

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

The financing is payable in monthly installments of $30,710 through December 2025 and a balloon payment of $652,060 in January 2026. At June 30, 2025 and June 30, 2024, the balance owed under the financing was approximately $766,000 and $984,000, respectively. Interest incurred under the financing for the years ended June 30, 2025 and June 30, 2024 totaled approximately $151,000 and $66,000, respectively.

Future minimum payments under the term promissory note obligation are due as follows (in thousands):

Fiscal period ending on June 30:	Principal	Interest	Total
2026	$766	70	$836

Insurance Premium Financing

On October 30, 2023, the Company entered into an insurance premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., whereby approximately $597,000 was borrowed over ten months at an imputed interest rate of 8.5%. The financing was payable in monthly installments of $62,095 through August 2024. At June 30, 2025 and June 30, 2024, the balance owed under the financing was approximately $0 and $123,000, respectively. Interest incurred under the financing for the years ended June 30, 2025 and June 30, 2024, totaled approximately $9,000 and $25,000, respectively.

On October 30, 2024, the Company entered into an insurance premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., whereby approximately $697,000 was borrowed over 14 months at an imputed interest rate of 6.99%. The financing is payable in monthly installments of $51,994 through December 2025.  The balance was paid in full in May 2025, prior to the end of the financing term. Accordingly, at June 30, 2025, the balance owed under the financing was $0. Interest incurred under the financing for the year ended June 30, 2025 totaled approximately $23,000.

14.    Finance Lease Obligations

Equipment

As discussed above, the Company assumed three equipment leases that were accounted for as finance leases totaling $814,000 as part of the RubrYc Asset Purchase Agreement.  The monthly rental for the three leases is approximately $27,000 per month and all three expire in fiscal year 2026.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands):

	Year Ended	Year Ended
	June 30,	June 30,
	2025	2024
Finance lease cost:
Amortization of ROU assets	$271	$271
Interest on lease liabilities	21	48
Total lease cost	$292	$319

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$299	$272

	June 30,		June 30,
	2025		2024
Finance lease ROU assets	$68		$339
Finance lease obligation - current portion	$53		$299
Finance lease obligation - noncurrent portion	$—		$53
Weighted-average remaining lease term - finance lease	0.17	years	1.17	years
Weighted-average discount rate - finance lease obligation	9.50%		9.50%

Future minimum payments under the capitalized lease obligations are due as follows:

Fiscal year ending on June 30:	Principal	Interest	Total
2026	$53	$1	$54

15.    Operating Lease Obligations

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

The following tables present the components of lease expense and supplemental balance sheet information related to the operating lease obligation (in thousands):

	Years Ended June 30,
	2025		2024
Operating lease cost:	$563		$563
Total lease cost	$563		$563

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$563		$563
Operating cash flows from operating lease obligation	$649		$631

	June 30,		June 30,
	2025		2024
Operating lease ROU assets	$2,051		$2,401
Operating lease obligations - current portion	$490		$436
Operating lease obligations - noncurrent portion	$2,199		$2,688
Weighted average remaining lease term - operating leases	4.50	years	5.50
Weighted average discount rate - operating lease obligations	7.25%		7.25

Future minimum payments under the operating lease obligation are due as follows (in thousands):

Fiscal year ending on June 30:	Principal	Imputed Interest	Total
2026	$490	$179	$669
2027	546	142	688
2028	609	100	709
2029	677	54	731
2030	367	8	375

Total minimum lease payments	2,689	$483	$3,172
Less: current portion	(490)
Long-term portion of minimum lease obligation	$2,199

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

Reverse Stock Split

On November 27, 2023, the stockholders of the Company, approved a proposal at the Company’s 2023 Annual Meeting to amend the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s Common Stock, at a ratio between 1-for-5 to 1-for-20, with the ratio within such range to be determined at the discretion of the Company’s Board, without reducing the authorized number of shares of Common Stock. Following the 2023 Annual Meeting, the Board approved a final split ratio of one-for-20 (1:20) with an effective time of 12:01 a.m. Eastern Time on November 29, 2023. No fractional shares were issued in connection with the 2023 Reverse Stock Split.

Issuances of Common Stock for the years ended June 30, 2025 and 2024 include the following:

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

Lincoln Park Stock Purchase Agreement

On August 4, 2023, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which, under the terms and subject to the satisfaction of specified conditions set forth therein, the Company could have sold to Lincoln Park up to $10.0 million (subject to certain limitations) of Common Stock, from time to time during the term of the Purchase Agreement. Additionally, on August 4, 2023, the Company entered into a registration rights agreement, dated as of August 4, 2023 (the “Registration Rights Agreement”), with Lincoln Park, pursuant to which it agreed to file a registration statement with the SEC, to register under the Securities Act of 1933, as amended (the “Securities Act”), the resale by Lincoln Park of shares of Common Stock that have been or may be issued and sold by the Company to Lincoln Park under the Purchase Agreement. The Company could not sell any shares of Common Stock to Lincoln Park under the Purchase Agreement unless all of the conditions to Lincoln Park’s purchase obligation set forth in the Purchase Agreement were met, including that the resale registration statement that the Company was required to file with the SEC under the Registration Rights Agreement was declared effective by the SEC and a final prospectus relating thereto was filed with the SEC (the date on which all of such conditions are satisfied, the “Commencement Date”).  The registration statement was declared effective on August 11, 2023.

Beginning on the Commencement Date and for a period of up to 24 months thereafter, under the terms and subject to the conditions of the Purchase Agreement, from time to time, at the Company’s discretion, it had the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park was obligated to purchase, up to $10 million of shares of Common Stock, subject to certain limitations set forth in the Purchase Agreement. Specifically, from time to time from and after the Commencement Date, the Company could, at  its discretion, on any single business day on which the closing price of the common stock on the NYSE American was equal to or greater than $3.00, by written notice delivered to Lincoln Park, direct Lincoln Park to purchase up to 5,000 shares of Common Stock on such business day, at a purchase price per share determined and fixed in accordance with the Purchase Agreement at the time the Company delivered such written notice to Lincoln Park (each, a “Regular Purchase”); provided, however, that the maximum number of shares the Company could sell to Lincoln Park in a Regular Purchase could be increased to up to (i) 7,500 shares, if the closing sale price of the Common Stock on the NYSE American on the applicable purchase date was not below $20.00, and (ii) 10,000 shares, if the closing sale price of the Common Stock on the applicable purchase date was not below $40.00; provided, however, that Lincoln Park’s maximum purchase commitment in any single Regular Purchase could not exceed $500,000. The foregoing share amounts and per share prices were to be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction occurring after the date of the Purchase Agreement with respect to the Common Stock. The purchase price per share of Common Stock sold in each such Regular Purchase, if any, was based on market prices of the Common Stock immediately preceding the time of sale, calculated as set forth in the Purchase Agreement.

In addition, provided that the Company had directed Lincoln Park to purchase the maximum amount of shares that it was then able to sell to Lincoln Park in a Regular Purchase on a particular business day on which the closing price of the common stock on the NYSE American was equal to or greater than $4.00, then in addition to such Regular Purchase, the Company could, in its sole discretion, also direct Lincoln Park to purchase additional shares of Common Stock in an “accelerated purchase,” and one or more “additional accelerated purchases” on the business day immediately following the purchase date for such Regular Purchase, as provided in the Purchase Agreement. The purchase price per share of Common Stock sold to Lincoln Park in each accelerated purchase and additional accelerated purchase, if any, would be based on market prices of the Common Stock at the time of sale on the applicable purchase date for such accelerated purchase and such additional accelerated purchase(s), as applicable, calculated as set forth in the Purchase Agreement. There were no upper limits on the price per share that Lincoln Park was to pay for shares of Common Stock in any purchase under the Purchase Agreement.

The Company controlled the timing and amount of any sales of Common Stock to Lincoln Park pursuant to the Purchase Agreement. Lincoln Park had no right to require the Company to sell any shares of Common Stock to Lincoln Park, but Lincoln Park was obligated to make purchases as the Company directs, subject to certain conditions.

As consideration for Lincoln Park’s commitment to purchase shares of Common Stock at the Company’s direction pursuant to the Purchase Agreement, the Company issued 10,573 shares of Common Stock to Lincoln Park as commitment shares (the “Initial Commitment Shares”) and agreed to issue 10,573 additional shares of Common Stock to Lincoln Park as commitment shares (the “Additional Commitment Shares” and, collectively with the Initial Commitment Shares, the “Commitment Shares”) at such time as the Company had received an aggregate of $5,000,000 in cash proceeds from Lincoln Park from sales of Common Stock to Lincoln Park, if any, that it elected, in its sole discretion, to make from time to time from and after the Commencement Date, pursuant to the Purchase Agreement.

During the fiscal year ended June 30, 2024, the Company sold 202,595 shares of Common Stock under the Purchase Agreement and received approximately $1.3 million in proceeds. No shares remained available for sale under the registration statement at June 30, 2025 and June 30, 2024.

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

The Company received net proceeds of approximately $4 million in the 2023 Offering after deducting commissions and other issuance costs. Approximately $308,000 of issuance costs are reported in accrued expenses in the consolidated balance sheet at June 30, 2025 and June 30, 2024.

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

Under the ATM Agreement, the Sales Agents for the Company sold 3,184,899 shares during the fiscal year ended June 30, 2025. The Company received net proceeds of approximately $2,617,000. The Company also sold additional shares under the ATM agreement subsequent to the fiscal year ended June 30, 2025. See Note 22 – Subsequent Events for additional information.

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

The 2025 Private Placement closed on January 10, 2025. The Company received aggregate gross proceeds from the 2025 Private Placement of approximately $655,000, before deducting offering expenses payable by the Company.

AstralBio Myostatin License Agreement

Pursuant to the License Agreement with AstralBio, 246,087 shares of the Company’s Common Stock were issued on January 29, 2025 to settle the fixed upfront fee of $750,000 due to AstralBio. See Note 6 – Significant Transactions for additional information.

Inducement of Existing Warrants

On April 29, 2025, the Company entered into an Inducement Agreement with the Holders of the Existing Warrants, wherein the Holders agreed to exercise certain Existing Warrants to purchase up 5,626,685 shares of Common Stock at a reduced exercise price of $0.86 per share. In consideration of the Holders’ agreement to exercise the Existing Warrants for cash in accordance with the Inducement Agreement, the Company agreed to issue Inducement Warrants to purchase up to 11,253,370 Inducement Warrant Shares, which is equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing Warrants, for consideration of $0.125 per Inducement Warrant. The Company received aggregate gross proceeds of approximately $6.2 million from the exercise of the Existing Warrants and the sale of the Inducement Warrants, before deducting offering fees and other expenses payable by the Company. The Company agreed in the Inducement Agreement to file a resale registration statement within 45 days of the date of the Inducement Agreement providing for the resale of the Inducement Warrant Shares by the holders of the Inducement Warrant Shares. The registration statement was filed with the SEC on June 13, 2025 and declared effective by the SEC on June 23, 2025.

The Company engaged Chardan to act as its financial advisor in connection with the transactions summarized above and paid Chardan an aggregate fee equal to approximately $217,000 in connection with the transactions contemplated by the Inducement Agreement. In addition, the Company incurred approximately $150,000 of transaction related costs. The Company expects to use the net proceeds from these transactions for working capital and other general corporate purposes.

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

See Note 22 – Subsequent Events for additional information.

Exercise of Stock Options

During the year ended June 30, 2025, options for 73,100 shares with grant prices between $1.72 and $2.45 were exercised for which the Company received proceeds of $130,550. No stock options were exercised in the year ended June 30, 2024.

Vesting of Restricted Stock Units “RSUs”

RSUs for 35,369 shares of Common Stock vested during the year ended June 30, 2025. RSUs for 42,054 shares of Common Stock vested during the year ended June 30, 2024.

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

Wainwright

On December 6, 2022, the Company entered into an underwriting agreement (the “2022 Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”). Pursuant to the 2022 Underwriting Agreement, the Company agreed to sell to Wainwright, in a firm commitment underwritten offering (the “HCW Offering”) (i) 76,538 shares of the Company’s Common Stock, (ii) pre-funded warrants (the “2022 Pre-Funded Warrants”) to purchase up to 91,730 shares of Common Stock, (iii) Series A Common Stock purchase warrants (the “Series A Warrants”) to purchase up to 168,267 shares of Common Stock and (iv) Series B Common Stock purchase warrants (the “Series B Warrants” and together with the Series A Warrants, the “2022 Warrants”) to purchase up to 168,267 shares of Common Stock.  The offering closed on December 9, 2022.

Wainwright acted as the sole book-running manager for the HCW Offering. The Company paid Wainwright an underwriting discount equal to 7.0% of the gross proceeds of the offering, and reimbursed Wainwright for the legal fees and certain expenses. Pursuant to the 2022 Underwriting Agreement, the Company granted Wainwright a 30-day option to purchase up to an additional 25,240 shares of Common Stock and/or Common Warrants to purchase up to an additional 50,480 shares of Common Stock at the public offering price, less the underwriting discounts and commissions, solely to cover over-allotments. Wainwright elected to purchase 25,240 Series A Warrants and 25,240 Series B Warrants.

The Company also agreed to issue to Wainwright, as the representative of the underwriters, warrants (the “Representative’s Warrants”) to purchase a number of shares of Common Stock equal to 6.0% of the aggregate number of shares of Common Stock and 2022 Pre-Funded Warrants being offered in the offering. Wainwright received warrants to purchase up to 10,094 shares of Common Stock.

The warrants were issued with the following terms:

1. 2022 Pre-Funded Warrants – Immediately exercisable at an exercise price of $0.001 per share.  All of the 2022 Pre-Funded Warrants were exercised in December 2022.
2.Class A Warrants – Immediately exercisable at an exercise price of $20.80 per share for a term of five years.
3.Class B Warrants – Immediately exercisable at an exercise price of $20.80 per share for a term of two years.
4.Representative Warrants – Immediately exercisable at an exercise price of $26.00 per share for a term of five years.

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

No 2022 Warrants were exercised during the year ended June 30, 2024.

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

Each share of Common Stock and 2023 Pre-Funded Warrants, as applicable, was sold together with one Series C Common Warrant to purchase one share of Common Stock and one Series D Common Warrant to purchase one share of Common Stock. The combined purchase price of each share of Common Stock and the accompanying Common Warrants was the 2023 Offering Price and the combined purchase price of each 2023 Pre-Funded Warrant and the accompanying Common Warrants was $1.9999, which is equal to the combined purchase price per share of Common Stock and accompanying Common Warrants, minus the exercise price of each Pre-Funded Warrant of $0.0001. The Series C Common Warrants and the Series D Common Warrants have an exercise price of $2.00 per share and are immediately exercisable. The Series C Common Warrants will expire two (2) years from the date of issuance and the Series D Common Warrants will expire five (5) years from the date of issuance.

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

During the year ended June 30, 2025, 1,131,578 of the 2024 Pre-Funded Warrants were exercised for proceeds of approximately $113.

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

Inducement Warrants

As discussed above, on April 29, 2025, the Company entered into an Inducement Agreement with the Holders of the Existing Warrants, wherein the Holders agreed to exercise certain Existing Warrants to purchase up 5,626,685 shares of Common Stock at a reduced exercise price of $0.86 per share. In consideration of the Holders’ agreement to exercise the Existing Warrants for cash in accordance with the Inducement Agreement, the Company agreed to issue Inducement Warrants to purchase up to 11,253,370 Inducement Warrant Shares, which is equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing Warrants, for consideration of $0.125 per Inducement Warrant.

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

No Inducement Warrants were exercised during the year ended June 30, 2025.

See Note 22 – Subsequent Events for additional information.

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

	Year Ended
	June 30,
	2025	2024
Basic and diluted numerator:
Net loss from continuing operations	$(18,377)	$(15,443)
Net loss from discontinued operations	$—	$(9,464)

Net loss - total	$(18,377)	$(24,907)

Basic and diluted denominator:

Weighted-average common shares outstanding	10,499	3,831

Per share amount - continuing operations	$(1.75)	$(4.03)
Per share amount - discontinued operations	$—	$(2.47)
Per share amount - total	$(1.75)	$(6.50)

In fiscal years 2025 and 2024, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of June 30, 2025 and 2024, shares issuable which could potentially dilute future earnings included were as follows:

	June 30,
	2025	2024

	(in thousands)
Stock options	1,186	912
Restricted stock units	—	37
Warrants	16,331	12,127
Shares excluded from the calculation of diluted loss per share	17,517	13,076

18.    Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Operations (in thousands):

	Year Ended
	June 30,
	2025	2024
Research and development	$57	$234
General and administrative	1,473	1,741
Total	$1,530	$1,975

In addition, share-based compensation expense included in loss from discontinued operations totaled approximately $62,000 for the year ended June 30, 2024.

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

Under the 2023 Plan, 138,150 common shares have been issued pursuant to past grants, 1,123,800 common shares are reserved for past grants, and the remaining 396,433 common are available for future grants as of June 30, 2025.

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

Under the 2020 Plan, 23,229 common shares have been issued pursuant to past grants, 26,635 common shares are reserved for past grants, and the remaining 14,136 common shares will no longer be available for future grants as of June 30, 2025.

Issuances of stock options during the year ended June 30, 2025 were as follows:

Grantee	Plan	# of Options	Exercise Price	Vesting	Term
Employees	2023 Plan	145,000	$1.92 - $3.91	25% 1st year and quarterly thereafter	10 years
Consultant	2023 Plan	12,600	$2.45	Fully vested upon grant	10 years
Directors	2023 Plan	100,800	$2.45	Monthly over periods ranging from 12-36 months	10 years
Executive Officers	2023 Plan	386,400	$3.48	25% 1st year and quarterly thereafter	10 years
Inducement Grant - Employee	Other	15,000	$1.81	25% 1st year and quarterly thereafter	10 years
Professional Service Fee Grant	Other	20,000	$1.83	Quarterly over the first year	5 years
Total		679,800

Issuances of stock options during the year ended June 30, 2024 were as follows:

Grantee	Plan	# of Options	Exercise Price	Vesting	Term
Employees	2020 Plan	14,650	$7.00	25% 1st year and quarterly thereafter	10 years
Employees	2023 Plan	47,500	$1.72 - $2.41	25% 1st year and quarterly thereafter	10 years
Employee	2023 Plan	55,000	$1.88	Quarterly over 3 years	10 years
Consultants	2023 Plan	399,000	$1.72	Quarterly over the first year	5 years
Executive Officers	2020 Plan	9,000	$7.00	25% 1st year and quarterly thereafter	10 years
Executive Officers	2023 Plan	183,100	$1.72 - $1.88	25% 1st year and quarterly thereafter	10 years
Executive Officers	2023 Plan	200,000	$1.88	Quarterly over 3 years	10 years
Total		908,250

The following table summarizes all stock option activity during the years ended June 30, 2025 and 2024:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (in years)	(in thousands)
Outstanding as of July 1, 2023	14,618	$383.62	8.5	$—
Granted	908,250	1.92	—	—
Exercised	—	—	—	—
Forfeited/expired	(10,742)	164.15	—	—
Outstanding as of June 30, 2024	912,126	$6.14	7.6	$280
As of June 30, 2024, vested and expected to vest	912,126	$6.14	7.6	$280

Exercisable as of June 30, 2024	6,471	$459.08	7.2	$—

Outstanding as of July 1, 2024	912,126	$6.14	7.6	$280
Granted	679,800	3.20	—	—
Exercised	(73,100)	1.79	—	—
Forfeited/expired	(332,902)	1.87	—	—
Outstanding as of June 30, 2025	1,185,924	$5.92	9.2	$—
As of June 30, 2025, vested and expected to vest	1,185,924	$5.92	9.2	$—

Exercisable as of June 30, 2025	228,502	$17.74	8.6	$—

The following table summarizes information about options outstanding and exercisable at June 30, 2025:

	Options Outstanding and Exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
	Outstanding	In Years	Price	Exercisable
Exercise prices:
$1.72 - $2.80	643,400	8.8	$2.01	212,651
$3.48 - $5.22	515,400	9.7	$—	—
$7.00 - $10.50	17,450	8.2	$7.00	7,628
$140.00 - $210.00	4,589	7.1	$147.67	3,251
$347.00 - $520.50	1,190	6.2	$355.66	1,190
$530.00 - $795.00	3,495	6.0	$667.99	3,382
$1,025.00 - $1,537.50	400	5.3	$1,025.00	400
	1,185,924	9.2	$17.74	228,502

The total fair value of stock options that vested during 2025 and 2024 was approximately $1,507,000 and $1,644,000, respectively. The total cash received for stock options that were exercised during fiscal year 2025 was approximately $130,000. The total intrinsic value of the stock options that were exercised during 2025 was approximately $71,000. No stock options were exercised during 2024. As of June 30, 2025, there was approximately $2,658,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 3 years.

The weighted-average grant date fair value of stock options granted during 2025 and 2024 was $3.19 and $1.90 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

	2025	2024
Weighted-average risk-free interest rate	3.41% - 4.33%	4.44% - 4.83%
Dividend yield	0%	0%
Volatility	233.93 - 248.81%	157.77 - 266.94%
Expected term (in years)	5.7	5

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.76 as of June 30, 2025 and $2.11 as of June 30, 2024, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock Units (“RSUs”):

No RSUs were issued during the year ended June 30, 2025.

Issuances of RSUs during the year ended June 30, 2024 were as follows:

On January 26, 2024, the Company issued RSUs to acquire 78,800 shares of Common Stock to various employees at a market value of $1.18 per share.  The RSUs vest quarterly over a one-year period. The grant date fair value of the RSUs totaled approximately $93,000.

As of June 30, 2025, there was approximately $216 of total unrecognized compensation cost related to non-vested RSUs that the Company expects to recognize over a weighted-average period of 0.16 years.

19.    Income Taxes

The components of the provision (benefit) for income taxes consist of the following (in thousands):

	For the Years Ended
	June 30,
	2025	2024
Current – Federal and state	$—	$—
Deferred – Federal	(7,946)	(5,193)
Deferred – State	(596)	(102)
Total	(8,542)	(5,295)
Change in valuation allowance	8,542	5,295
Income tax expense	$—	$—

The Company has deferred income taxes due to income tax credits, net operating loss carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,
	2025	2024
Deferred tax assets (liabilities):
Net operating loss	$56,052	$49,104
Share-based compensation	903	869
Capitalized research and development costs	5,144	3,408
Research and development tax credits	1,764	1,764
Investment in equity security	492	404
Property, plant and equipment	(866)	(830)
Intangible assets	(290)	(138)
Operating and finance lease liabilities	767	797
Operating and finance lease ROU assets	(593)	(629)
Accrued expenses	14	96
Contribution carryforward	5	5
Valuation allowance	(63,392)	(54,850)
Total	$—	$—

The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of realization of the deferred tax assets due to the operating loss history of the Company. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At June 30, 2025 and 2024, the Company provided a valuation allowance on its net deferred tax assets of $63,392,000 and $54,850,000, respectively.

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

U.S. federal net operating losses of approximately $243.4 million are available to the Company as of June 30, 2025, of which $64 million will expire at various dates through 2039 and $179.4 million with no expiration date. These carryforwards could be subject to certain limitations in the event there is a change in control of the Company pursuant to Internal Revenue Code Section 382, though the Company has not performed a study to determine if the loss carryforwards are subject to these Section 382 limitations. The Company has a research and development credit carryforward of approximately $1.76 million at June 30, 2025. In addition, the Company has net operating loss carry forwards from various states of approximately $70.6 million which expire from 2029 through 2044.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Years Ended
	June 30,
	2025	2024
Statutory federal income tax rate	21%	21%
State taxes, net of federal benefit	3%	2%
Expiration and forfeiture of stock options	(3)%	(2)%
Change in effective rate of state taxes	25%	—%
Change in valuation allowance	(46)%	(21)%
Effective income tax rate	—%	—%

The Company has not been audited in connection with income taxes. iBio files federal and state income tax returns subject to varying statutes of limitations. The 2021 through 2024 tax returns generally remain open to examination by federal authorities and by state tax authorities.

The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense incurred during the years ended June 30, 2025 and 2024.

The Inflation Reduction Act of 2022 includes a stock buyback excise tax of 1% on share repurchases, which applies to net stock buybacks after December 31, 2022. The Company does not expect this to have a material impact if and when share repurchases occur.

20.    Commitments and Contingencies

CRO Agreements

In fiscal year 2025, the Company entered into agreements with three CROs for CMC development, non-clinical toxicology and related studies to advance IBIO-600 and IBIO-610 towards clinical testing. During the year ended June 30, 2025, the Company incurred costs totaling approximately $2,150,000. The Company is committed to additional costs totaling approximately $2,614,000 as of the date of this Annual Report.

On October 10, 2022, the Company entered into an agreement with a CRO for cell line development and master cell banking to produce IBIO-101 in addition to process development and GMP manufacturing of IBIO-101 drug substance and drug product to support GLP toxicology and Phase 1 clinical studies. During the year ended June 30, 2025 and 2024, the Company incurred costs totaling approximately $0 and $200,000, respectively. The Company has no further commitments for additional costs.

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

21.    Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. Employer contributions made to the Plan totaled approximately $139,000 and $157,000 for the years ended June 30, 2025 and 2024, respectively. In addition, employer contributions included in loss from discontinued operations totaled approximately $10,000 and for the year ended June 30, 2024.

22.    Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date through the date of filing this Annual Report. During this period, there were no material subsequent events requiring disclosure except as discussed below.

ATM Agreement

Under the ATM Agreement, the Sales Agents for the Company sold 305,424 shares in July 2025.  The Company received net proceeds of approximately $219,000.

Underwritten Public Offering

On August 19, 2025, the Company entered into the Underwriting Agreement with Leerink, relating to the offering, issuance and sale of the 2025 Pre-Funded Warrants to purchase an aggregate of 71,540,000 shares of Common Stock and accompanying Series G warrants to purchase (i) an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) and (ii) Series H warrants to purchase an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof). The combined public offering price per 2025 Pre-Funded Warrant and accompanying Series G Warrant was $0.699.

Each 2025 Pre-Funded Warrant and the pre-funded warrants issuable upon exercise of the Series G Warrants or Series H Warrants will have an exercise price per share of Common Stock equal to $0.001 and will be immediately exercisable from their date of issuance for one share of Common Stock, subject to certain beneficial ownership and other limitations. The Series G Warrants and Series H Warrants will each be exercisable from their date of issuance and will have an exercise price equal to $0.70 per whole share of Common Stock (or $0.699 per pre-funded warrant) and in the case of the Series G Warrants, the accompanying Series H Warrant. The Series G Warrants will expire on the date that is the earlier of (i) 30 trading days following the Company’s public announcement, via a press release on a nationally recognized news wire or the filing of a Current Report on Form 8-K with the Securities and Exchange Commission (the “SEC”), that an Investigational New Drug Application filed with the U.S. Food and Drug Administration, a Clinical Trial Notification filed with the applicable foreign governmental body in Australia, a Clinical Trial Application filed with the European Medicines Agency, or an equivalent submission filed with a foreign governmental body to initiate a clinical trial in any other foreign jurisdiction, has been accepted or has otherwise gone into effect, as applicable (such public filing or announcement, the “Trial Initiation Milestone”) and (ii) five years from the date of issuance. In addition, to the extent the proportion of the unexercised portion of the Series G Warrant relative to the originally issued Series G Warrant is greater than the proportion of the unexercised portion of the originally issued 2025 Pre-Funded Warrant relative to the originally issued 2025 Pre-Funded Warrant, each Series G Warrant will immediately expire in proportion to the extent that the corresponding 2025 Pre-Funded Warrant held by a holder is exercised prior to the occurrence of the Trial Initiation Milestone. When issued upon exercise of the Series G Warrants, the Series H Warrants will expire on the four-year anniversary of the closing date of the 2025 Offering. The 2025 Pre-Funded Warrants, Series G Warrants, the Series H Warrants and the pre-funded warrants issuable upon exercise of the Series G Warrants or Series H Warrants are referred to collectively as the “Warrants.”

The Company is prohibited from effecting an exercise of any Warrants to the extent that such exercise would result in the number of shares of Common Stock beneficially owned by such holder and its affiliates exceeding 4.99% (or 9.99% or 19.99% at election of the holder) of the total number of shares of Common Stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”), which percentage may be increased or decreased at the holder’s election, not to exceed 19.99%. Any increase to the Beneficial Ownership Limitation will not be effective until the 61st day after such notice is delivered to the Company.

The closing of the 2025 Offering took place on August 22, 2025. The Company received net proceeds from the 2025 Offering of approximately $46.5 million after deducting underwriting discounts and commissions and offering expenses payable by the Company in connection with the 2025 Offering. The Company may also receive up to an aggregate of $50 million of additional gross proceeds if the Series G Warrants and Series H Warrants are exercised in full for cash.

Pursuant to the terms of the Underwriting Agreement, the Company and its executive officers and directors have agreed, subject to certain customary exceptions, to certain restrictions on the issuance and sale of its Common Stock and securities convertible into shares of Common Stock during the 90-day period following the pricing of the 2025 Offering.

Vesting of RSUs during fiscal year 2026 were as follows:

During the first quarter of fiscal year 2026, RSUs for 11 shares of Common Stock were vested.