Form 10-Q
period 2025-09-30
iBio, Inc.
filed 2025-11-12
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of November 10, 2025: 22,487,308

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	June 30,
	2025	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,111	$8,582
Accounts receivable - trade	65	—
Investments in debt securities (adjusted cost $21,471 and $0, respectively - see Note 6)	21,456	—
Subscription receivable	—	105
Prepaid expenses and other current assets	1,140	1,034
Total Current Assets	50,772	9,721

Restricted cash	228	210
Promissory note receivable	1,118	1,098
Finance lease right-of-use assets, net of accumulated amortization	—	68
Operating lease right-of-use asset	1,958	2,051
Fixed assets, net of accumulated depreciation	3,210	3,163
Intangible assets, net of accumulated amortization	6,843	6,848
Security deposits	26	26
Total Assets	$64,155	$23,185

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,822	$2,188
Accrued expenses	850	1,345
Finance lease obligations	—	53
Operating lease obligation - current portion	504	490
Equipment financing payable - current portion	16	64
Term promissory note	706	766
Contract liabilities	1,150	1,200
Total Current Liabilities	6,048	6,106

Operating lease obligation - net of current portion	2,068	2,199
Total Liabilities	8,116	8,305

Stockholders' Equity
Series 2022 Convertible Preferred Stock - $0.001 par value; 1,000,000 shares authorized at September 30, 2025 and June 30, 2025; 0 shares issued and outstanding as of September 30, 2025 and June 30, 2025	—	—
Common Stock - $0.001 par value; 275,000,000 shares authorized at September 30, 2025 and June 30, 2025; 20,254,599 and 19,349,201 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	20	19
Additional paid-in capital	393,978	347,085
Accumulated other comprehensive loss	(15)	—
Accumulated deficit	(337,944)	(332,224)
Total Stockholders’ Equity	56,039	14,880
Total Liabilities and Stockholders' Equity	$64,155	$23,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2025	2024

Revenue	$100	$—

Operating expenses:
Research and development	3,550	1,305
General and administrative	2,501	2,801
Total operating expenses	6,051	4,106

Operating loss	(5,951)	(4,106)

Other income (expense):
Interest income	267	174
Interest expense	(36)	(57)
Total other income	231	117

Net loss	$(5,720)	$(3,989)

Comprehensive loss:
Net loss	$(5,720)	$(3,989)
Other comprehensive loss - unrealized loss on debt securities	(15)	—

Comprehensive loss	$(5,735)	$(3,989)

Loss per common share - basic and diluted	$(0.11)	$(0.46)

Weighted-average common shares outstanding - basic and diluted - see Note 16	52,981	8,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands)

Three Months Ended September 30, 2025

						Accumulated
					Additional	Other
			Common Stock		Paid-In	Comprehensive	Accumulated
		Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of July 1, 2025	—	$—	19,349	$19	$347,085	$—	$(332,224)	$14,880

Common stock issued	—	—	905	1	218	—	—	219
Vesting of RSUs	—	—	*	*	*	—	—	—
Share-based compensation	—	—	—	—	323	—	—	323
Issuance of pre-funded warrants	—	—	—	—	46,352	—	—	46,352
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	—	—	(5,720)	(5,720)

Balance as of September 30, 2025	—	$—	20,254	$20	$393,978	$(15)	$(337,944)	$56,039

* Represents amount less than 0.5 thousand.

Three Months Ended September 30, 2024

					Additional
			Common Stock		Paid-In	Accumulated
		Amount	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2024	—	$—	8,624	$9	$335,162	$(313,847)	$21,324

Common stock issued	—	—	2	*	4	—	4
Vesting of RSUs	—	—	12	*	—	—	—
Share-based compensation	—	—	—	—	415	—	415
Net loss	—	—	—	—	—	(3,989)	(3,989)

Balance as of September 30, 2024	—	$—	8,638	$9	$335,581	$(317,836)	$17,754

* Represents amount less than 0.5 thousand.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,720)	$(3,989)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	323	415
Amortization of intangible assets	5	5
Amortization of finance lease right-of-use assets	68	68
Amortization of operating lease right-of-use assets	93	85
Depreciation of fixed assets	123	120
Accrued interest receivable on promissory note receivable	(19)	(19)
Amortization of premiums on debt securities	(9)	—
Changes in operating assets and liabilities:
Accounts receivable - trade	(65)	—
Prepaid expenses and other current assets	(106)	(41)
Accounts payable	495	497
Accrued expenses	(686)	(952)
Operating lease obligations	(117)	(104)
Contract liabilities	(50)	200
Net cash used in operating activities	(5,665)	(3,715)

Cash flows from investing activities:
Purchases of debt securities	(21,461)	—
Payment received for interest and principal on promissory note receivable	—	713
Purchases of fixed assets	(32)	—
Net cash (used in) provided by investing activities	(21,493)	713

Cash flows from financing activities:
Proceeds from sales of common stock	219	4
Proceeds from pre-funded warrants	50,006	—
Payments made for costs to acquire capital	(3,465)	—
Subscription receivable	105	—
Payment of equipment financing loan	(47)	(43)
Payment of term promissory note	(60)	(51)
Payment of finance lease obligation	(53)	(72)
Net cash provided by (used in) financing activities	46,705	(162)

Net increase (decrease) in cash, cash equivalents and restricted cash	19,547	(3,164)
Cash, cash equivalents and restricted cash - beginning	8,792	14,425
Cash, cash equivalents and restricted cash - end	$28,339	$11,261

Schedule of non-cash activities:
Costs to raise capital included in accrued expenses	$190	$—
Unpaid fixed assets included in accounts payable	$138	$—

Supplemental cash flow information:
Cash paid during the year for interest	$36	$57

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Nature of Business

iBio, Inc. (the “Company” or “iBio”) is a preclinical stage biotechnology company leveraging the power of Artificial Intelligence (“AI”) for the development of hard-to-drug precision antibodies in the cardiometabolic and obesity space. The Company’s core mission is to harness the potential of AI and machine learning (“ML”) to unveil novel biologics which other scientists have been unable to develop. Through the Company’s innovative AI Drug Discovery Platform, it has been able to identify differentiated molecules aimed to address unmet needs by current approved interverional therapies.

The Company believes the future of treatment for obesity lies not just in overall weight loss—but in targeted weight loss. Current interventional therapies, such as glucagon-like peptide-1 (“GLP-1”) receptor agonists have ushered in a breakthrough era, yet challenges remain: muscle loss, fat regain after treatment cessation, and long-term tolerability. The Company is developing second-generation therapies to meet these unmet needs, using the power of AI-guided antibody design and advanced screening technologies.

iBio’s obesity strategy is built on three key principles. First, the Company is aiming to develop next-generation antibody therapeutics addressing limitations of currently approved treatments, offering options with a goal to preserve muscle mass, target fat selectively, and provide durable weight loss with improved tolerability. Second, the Company is focusing on targets with strong human validation, which it believes both helps reduce development risk and increase the likelihood of clinical success. Lastly, the Company is applying its integrated AI Drug Discovery Platform and deep scientific expertise to rapidly generate development-ready biologics, enabling it to move with speed and precision in a competitive and fast-evolving field.

Pre-Clinical Pipeline

iBio is currently in the process of building and advancing its preclinical pipeline by leveraging its technology stack focused on hard-to-drug targets and molecules offering differentiation in both obesity and cardiometabolic disease space. The Company’s current therapeutics are all in preclinical development and it has not completed any clinical trials in humans for any therapeutic protein product candidate produced using its technology and there is a risk that the Company will be unsuccessful in developing or commercializing any product candidates. With the Company shifting its focus to IBIO-610, potentially the first long-acting antibody inhibiting Activin E, the Company anticipates the commencement of its first human clinical trials in early 2027.

The Company’s current pre-clinical product candidate pipeline is set forth below.

Program	Potential Indications	Early Discovery	Late Discovery	Lead Optimization	IND-Enabling	Anticipated Near-Term Catalysts
IBIO-610 Activin-E	Obesity					*IND equivalent filing expected in 2H 2026; Phase 1 expected to be initiated in 1H 2027*
Myostatin x Activin A	PH-HFpEF Obesity					*NHP data expected 1H 2026; IND equivalent filing expected 1H 2027*
IBIO-600 Long-Acting Anti-Myostatin	SMA* Sarcopenia Other muscle-loss disorders Obesity					*IND equivalent filing expected in 1H 2026*
Amylin Receptor	Obesity					*Partnered with* ASTRALBIO
Target 4	Obesity					

Programs are in-licensed from AstralBio, Inc.

*Spinal Muscular Atrophy

Artificial Intelligence in Antibody Discovery and Development

Through the Company’s innovative AI Drug Discovery Platform, iBio champions a culture of innovation by identifying novel targets, forging strategic collaborations to enhance efficiency, diversify pipelines, with the goal of accelerating preclinical processes. The Company’s proprietary technology stack is designed to minimize downstream development risks by employing AI-guided epitope-steering and monoclonal antibody (“mAb”) optimization.

iBio’s discovery and development work is conducted at the Company’s San Diego research and development laboratory space, where its AI and ML scientists and biopharma researchers operate side by side. This close integration of disciplines enables rapid iteration between in silico design and wet-lab validation, compressing the timeline from hypothesis to lead selection. With the Company’s robust AI Drug Discovery Platform, focused pre-clinical pipeline, and growing scientific and leadership team, it is building a durable and differentiated position in obesity therapeutics—one designed to outlast the first wave and define what comes next.

2.   Basis of Presentation

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim consolidated financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the prior year ended June 30, 2025, filed with the SEC on September 5, 2025 (the “Annual Report”), from which the accompanying condensed consolidated balance sheet dated June 30, 2025 was derived.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2025 and the results of its operations and its cash flows for the periods presented. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Liquidity

In accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40)”, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The Company has incurred net losses and generated negative cash flows from operations for many years. For the three months ended September 30, 2025, the Company incurred a net loss of approximately $5.7 million and had negative cash flows from operations of approximately $5.7 million. Historically, the Company’s liquidity needs have been met by the sale and issuances of common shares including the issuances of common shares through the exercise of warrants. As of September 30, 2025, iBio had total current assets of approximately $50.8 million, of which approximately $28.1 million was cash and cash equivalents and approximately $21.5 million was investments in debt securities. For the three months ended September 30, 2025, the Company has an operating capital deficit of $5.7 million which compares to the $3.7 million operating capital deficit it maintained for the three months ended September 30, 2024.

The history of significant losses, the negative cash flow from operations, and the dependence by the Company on its ability to obtain additional financing to fund its operations raised substantial doubt about the Company's ability to continue as a going concern. In August 2025, the Company closed on an underwritten public offering raising gross proceeds of approximately $50 million. (See Note 15 – Stockholders’ Equity for additional information.) Based on the total cash and cash equivalents, and investments in debt securities of approximately $49.6 million at September 30, 2025, the Company believes that its current cash position is sufficient to fund its operations for at least 12 months from the date of filing this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (the “Quarterly Report”).

3.   Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended June 30, 2025.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include liquidity assertions, the valuation of intellectual property, the incremental borrowing rate utilized in the finance and operating lease calculations, legal and contractual contingencies, the valuation of the pre-funded warrants issued related to the extinguishment of a secured term loan and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for credit losses. The Company provides for allowances for credit losses based on its estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. At September 30, 2025 and June 30, 2025, the Company determined that an allowance for credit losses was not needed. The Company had accounts receivable of $0 at June 30, 2024.

Subscription Receivable

The Company accounts for any subscription receivable as a current asset. Subscription receivables represent funds related to the sale of Common Stock in which the funds have not yet been delivered to the Company. The funds are generally held in escrow on behalf of the Company and are delivered within a few days.

Revenue Recognition

The Company accounts for its revenue recognition under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606”). A contract with a customer exists only when: (i) the parties to the contract have approved it and are committed to perform their respective obligations, (ii) the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”), (iii) the Company can determine the transaction price for the goods or services to be transferred, (iv) the contract has commercial substance and (v) it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. The Company recognizes revenue when it satisfies its performance obligations by transferring control of a promised good or service to the customer. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicate a loss will be incurred, a provision for the entire loss on the contract is made. At September 30, 2025 and June 30, 2025, the Company had no credit loss provisions.

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

The Company considers the nature and contractual terms of agreements and assesses whether an agreement involves a joint operating activity pursuant to which the Company is an active participant and is exposed to significant risks and rewards dependent on the commercial success of the activity as described under ASC 808, “Collaborative Arrangements” (“ASC 808”). For arrangements determined to be within the scope of ASC 808 where a collaborative partner is not a customer for certain research and development activities, the Company accounts for payments received for the reimbursement of research and development costs as a contra-expense in the period such expenses are incurred. If payments from the collaborative partner to the Company represent consideration from a customer in exchange for distinct goods and services provided, then the Company accounts for those payments within the scope of ASC 606.

Collaborative revenues generated typically include payment to the Company related to one or more of the following: non-refundable upfront license fees, development and commercial milestones, and partial or complete reimbursement of research and development costs.

For the three months ended September 30, 2025, revenue in the amount of $100,000 was recognized for services provided to a collaborative partner. No revenue was recognized for the three months ended September 30, 2024.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At September 30, 2025, June 30, 2025 and June 30, 2024, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At September 30, 2025, June 30, 2025 and June 30, 2024 contract liabilities were $1,150,000, $1,200,000 and $200,000, respectively. The Company recognized revenue of $50,000 during the three months ended September 30, 2025 that was included in the contract liabilities balance as of June 30, 2025. The Company recognized no revenue during the three months ended September 30, 2024 that was included in the contract liabilities balance as of June 30, 2024.

Leases

The Company accounts for leases under the guidance of ASC 842, “Leases” (“ASC 842”). The standard established a right-of-use (“ROU”) model requiring a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months and classified as either an operating or finance lease. The adoption of ASC 842 had a significant effect on the Company’s balance sheet, resulting in an increase in noncurrent assets and both current and noncurrent liabilities.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at September 30, 2025 and June 30, 2025 consisted of money market accounts and debt securities purchased with original maturities of three months or less. Debt securities classified as cash equivalents were $21,456 and $0 at September 30, 2025 and June 30, 2025, respectively. Restricted cash at September 30, 2025 includes a letter of credit obtained related to the San Diego operating lease (see Note 14 – Operating Lease Obligations for additional information) and a Company purchasing card. The Company’s bank requires an additional 5% collateral held above the actual letters of credit issued for the San Diego lease and Company purchasing card. Restricted cash was approximately $0.2 million at both September 30, 2025 and June 30, 2025.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	September 30,	June 30,
	2025	2025
Cash and cash equivalents	$28,111	$8,582
Collateral held for letter of credit - San Diego lease	203	203
Collateral held for Company purchasing card	25	7
Total cash, cash equivalents and restricted cash	$28,339	$8,792

The collateral held for the letter of credit for the San Diego lease and the Company purchasing card are classified as noncurrent on the condensed consolidated balance sheets at September 30, 2025 and June 30, 2025.

Investments in Debt Securities

Investments in debt securities, which consist of government issued treasury bills, treasury notes and government sponsored discount notes, are classified as available-for-sale. These debt securities are classified as available-for-sale securities at the time of purchase as they represent funds readily available for current operations, and the Company has the ability to liquidate them at any time to meet operating cash needs, if necessary. Discounts and/or premiums paid when the debt securities are acquired are amortized to interest income over the terms of the debt securities.

Available-for-sale debt securities are recorded at fair value based on publicly available market information, with changes in fair value recognized as unrealized gains or losses in accumulated other comprehensive income. For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether a current expected credit loss exists based on publicly available market information. Expected credit losses are recorded in interest expense on the condensed consolidated statements of income and comprehensive loss. There were no credit losses on available-for-sale debt securities recognized for the three months ended September 30, 2025 or the year ended June 30, 2025.

Research and Development

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

Concentrations of Credit Risk

Cash and Cash Equivalents

The Company maintains principally all cash balances in three financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At September 30, 2025 and June 30, 2025, amounts in excess of insured limits were approximately $632,000 and $2,177,000, respectively.

Revenue

During the three months ended September 30, 2025, the Company reported revenue from one collaborative partner. No revenue was reported during the three months ended September 30, 2024.

Segment Reporting

Effective July 1, 2024, the Company adopted ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”) to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The adoption of ASU 2023-07 did not have a significant impact on the Company’s condensed consolidated financial statements.

The Company operates as one reportable segment, which is that of a preclinical stage biotechnology company leveraging AI and ML for the development of hard-to-drug precision antibodies. In accordance with ASC 280, “Segment Reporting” (“Segment Reporting”), the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under Segment Reporting due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by Segment Reporting can be found in the accompanying consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”). This ASU incorporates certain SEC disclosure requirements into the FASB ASC. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of ASC Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the ASC with the SEC’s regulations. The ASU has an unusual effective date and transition requirements since it is contingent on future SEC rule setting. If the SEC fails to enact the required changes by June 30, 2027, this ASU is not effective for any entities. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU will be effective for public companies for annual periods beginning after December 15, 2024 (Fiscal 2026 for the Company). The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements for the annual period ending June 30, 2026.

In November 2024, the FASB issued ASU 2024-03, “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 (year ended June 30, 2027 for the Company) and for interim periods within fiscal years beginning after December 15, 2027 (quarter ended September 30, 2027 for the Company). Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

4.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, subscription receivable, accounts receivable, and accounts payable in the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2025 and June 30, 2025 due to their short-term nature. The carrying value of the promissory note receivable, term promissory note, equipment financing payable and finance lease obligations approximated fair value as of September 30, 2025 and June 30, 2025 as the interest rates related to the financial instruments approximated market.

The Company accounts for its investments in debt securities at fair value using Level 1 inputs (see Note 6 for additional information). The following provides a description of the three levels of inputs that may be used to measure fair value under the standard, the types of plan investments that fall under each category, and the valuation methodologies used to measure these investments at fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
•	Level 3 – Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

5. Significant Transactions

AstralBio License Agreements

Exclusive License Agreement (Myostatin Target): As a result of a collaboration between the Company and AstralBio, Inc. (“AstralBio”), on December 31, 2024, the Company exercised its first option and entered into an exclusive agreement related to myostatin (the “Myostatin License Agreement”) with AstralBio, pursuant to which AstralBio licensed to the Company, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Myostatin License Agreement) and AstralBio Licensed Know-How (as defined in the Myostatin License Agreement) to develop, manufacture and commercialize and otherwise exploit any product directed to growth differentiation factor 8 (“GDF8”) (myostatin) that contains the licensed antibody targeting myostatin, now named IBIO-600, for research, diagnosis, treatment, prevention, or management of any disease or medical condition. (See Note 11 – Intangibles for additional information.) The Company is solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-600 in its discretion, subject to the terms of the License Agreement, and for all costs for all activities related to the development, manufacture and commercialization of IBIO-600 worldwide. IBIO-600 was identified by AstralBio using iBio’s proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.

In consideration for the rights and licenses granted by AstralBio to the Company in the Myostatin License Agreement, the Company paid AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days of the effective date of the Myostatin License Agreement, which was paid by issuing AstralBio 246,087 shares of the Company’s Common Stock on January 28, 2025 and (ii) upon the occurrence of specified developmental and commercial milestones, milestone payments of up to a total of $28 million, which can be paid by cash or, provided the Company remains listed on the NYSE American or another national stock exchange at the time of the payment, by issuing shares of the Company’s Common Stock, subject to approval of the issuance of any such shares by NYSE American or another national stock exchange at the time of the payment, and provided, however, in no event shall AstralBio be issued, pursuant to the Myostatin License Agreement, more than 19.9% of the total number of shares of the Company’s Common Stock as of the date of entering into the Myostatin License Agreement. In the event the Company sublicenses IBIO-600 or a product that includes IBIO-600, the Company will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

Exclusive License Agreement (Activin E): On April 21, 2025, the Company entered into an exclusive agreement related to Activin E (the “Activin E License Agreement”) with AstralBio, pursuant to which AstralBio licensed to the Company, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Activin E License Agreement) and AstralBio Licensed Know-How (as defined in the Activin E License Agreement) to develop, manufacture and commercialize and otherwise exploit any product directed to Activin E that contains the licensed antibody targeting Activin E, now named IBIO-610, for research, diagnosis, treatment, prevention, or management of any disease or medical condition. (See Note 11 – Intangibles for additional information.) IBIO-610 was identified by AstralBio using the Company’s proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.

The Company is solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-610 in its discretion, subject to the terms of the Activin E License Agreement, and for all costs for all activities related to, the development, manufacture and commercialization of IBIO-610 worldwide. In consideration for the rights and licenses granted by AstralBio to the Company in the Activin E License Agreement, the Company paid AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days of the effective date of the Activin E License Agreement, which was paid by using a one-time credit equal to $750,000 (the “Credit”) provided by AstralBio pursuant to a collaboration the Company entered into with AstralBio in March 2024 in exchange for the Company identifying and creating an antibody against an undisclosed exclusive target for AstralBio, and (ii) upon the occurrence of specified developmental and commercial milestones, milestone payments of up to a total of $28 million, which can be paid by cash or, provided the Company remains listed on the Nasdaq Capital Market (“Nasdaq”) or another national stock exchange at the time of the payment, by issuing shares of the Company’s Common Stock, subject to approval of the issuance of any such shares by Nasdaq, and provided, however, in no event shall AstralBio be issued, pursuant to the Activin E License Agreement, more than 19.9% of the total number of shares of the Company’s Common Stock as of the date of entering into the Activin E License Agreement. In the event the Company sublicenses IBIO-610 or a product that includes IBIO-610, the Company will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

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

Affiliates of Eastern Capital Limited

On November 1, 2021, the Company and its subsidiary, iBio CDMO LLC (“iBio CDMO”, and collectively with the Company, the “Purchaser”) entered into a series of agreements (the “Transaction”) with College Station Investors LLC (“College Station”), and Bryan Capital Investors LLC (“Bryan Capital” and, collectively with College Station, “Seller”), each affiliates of Eastern Capital Limited (“Eastern,” a former significant stockholder of the Company) described in more detail below whereby in exchange for a certain cash payment and a warrant the Company:

(i)	acquired both the manufacturing facility (the “Facility”) where iBio CDMO at that time and currently conducts business and also the rights as the tenant in the Facility’s ground lease;
(ii)	acquired all of the equity owned by one of the affiliates of Eastern in the Company and iBio CDMO; and
(iii)	otherwise terminated all agreements between the Company and the affiliates of Eastern.

The Facility is a life sciences building located on land owned by the Board of Regents of the Texas A&M University System (“Texas A&M”) and is designed and equipped for the manufacture of plant-made biopharmaceuticals. iBio CDMO had held a sublease for the Facility through 2050, subject to extension until 2060 (the “Sublease”) until the consummation of the sale of the Facility.

The Purchase and Sale Agreement

On November 1, 2021, the Purchaser entered into a purchase and sale agreement (the “PSA”) with the Seller pursuant to which: (i) the Seller sold to Purchaser all of its rights, title and interest as the tenant in the Ground Lease Agreement that it entered into with Texas A&M (the “Landlord”) related to the land at which the Facility is located together with all improvements pertaining thereto (the “Ground Lease Property”), which previously had been the subject of the Sublease; (ii) the Seller sold to Purchaser all of its rights, title and interest to any tangible personal property owned by Seller and located on the Ground Lease Property including the Facility; (iii) the Seller sold to Purchaser all of its rights, title and interest to all licensed, permits and authorization for use of the Ground Lease Property; and (iv) College Station and iBio CDMO terminated the Sublease. The total purchase price for the Ground Lease Property, the termination of the Sublease and other agreements among the parties, and the equity described below is $28,750,000, which was paid $28,000,000 in cash and by the issuance to Seller of warrants (the “Warrant”) described below. As part of the transaction, iBio CDMO became the tenant under the Ground Lease Agreement for the Ground Lease Property until 2060 upon exercise of available extensions. The base rent payable under the Ground Lease Agreement, which was $151,450 for the prior year, is 6.5% of the Fair Market Value (as defined in the Ground Lease Agreement) of the land. The Ground Lease Agreement included various covenants, indemnities, defaults, termination rights, and other provisions customary for lease transactions of this nature.

In the fiscal year ended June 30, 2024, the assets acquired were sold and the Ground Lease Agreement was terminated.

The Credit Agreement

In connection with the PSA, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan to purchase the Facility (the “Term Loan”), which Term Loan was evidenced by a term note (the “Term Note”). The Term Loan was advanced in full on the closing date. See Note 15 – Stockholders’ Equity for additional information.

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

Subsequently after the Company acquired substantially all of the assets of RubrYc in September 2022, RubrYc ceased its operations in June 2023. The Company recorded an impairment of the investment in the amount of $1,760,000 during the year ended June 30, 2022 which was recorded in the consolidated statement of operations and comprehensive loss under general and administrative expense. The Company also recorded an impairment of current and non-current prepaid expense of $288,000 and $864,000, respectively, during the year ended June 30, 2022. The amount was recorded in the consolidated statement of operations and comprehensive loss under research and development expense.

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

6.   Investments in Debt Securities

Investments in debt securities consist of AA and A rated government issued treasury bills, treasury notes and government sponsored discount notes bearing interest at rates from 3.5% to 4.625% with maturities from March 2026 to December 2026. The components of investments in debt securities are as follows (in thousands):

	September 30,	June 30,
	2025	2025
Adjusted cost	$21,471	$—
Gross unrealized losses	(15)	—
Fair value	$21,456	$—

The fair value of available-for-sale debt securities, by contractual maturity, as of September 30, 2025, was as follows (in thousands):

	September 30,	June 30,
Fiscal period ending:	2025	2025
2026	$16,020	$—
2027	5,436	—
	$21,456	$—

Amortization of premiums paid on the debt securities amounted to approximately $9,000 and $0 for the three months ended September 30, 2025 and 2024, respectively. There were no credit losses or impairment on available-for-sale debt securities recognized for the three months ended September 30, 2025 or the year ended June 30, 2025. See Note 3 - Summary of Significant Accounting Policies for additional information.

7.   Promissory Note Receivable

On June 19, 2023, the Company was issued a promissory note (the “Note”) by Safi Biotherapeutics, Inc. (“Safi”) in the principal amount of $1,500,000, which was issued in exchange for the convertible promissory note (the “Convertible Note”) issued to the Company by Safi on October 1, 2020. The Note has a maturity date of two (2) years from the date of issuance and can be extended by the mutual consent of the Company and Safi for two (2) additional one (1) year terms upon the payment of all accrued interest accrued through the date of such extension. In addition, the outstanding balance under the Note, or portions thereof, is due within a specified number of days after the receipt by Safi in a closing of specified financing milestones as more detailed in the Note. The Note bears interest at the rate of 5% per annum, which will increase to 7% for the first one (1) year extension and 9% for the second one (1) year extension. Upon the issuance of the Note, the Convertible Note, which bore interest at the rate of 5% per annum and had a maturity date of October 1, 2023, was voided.

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

For the three months ended September 30, 2025 and 2024, interest income amounted to $19,000 and $19,000, respectively. As of September 30, 2025 and June 30, 2025 the Note balance and accrued interest, which have been classified as long term, totaled approximately $1,118,000 and $1,098,000, respectively.

8.   Finance Lease ROU Assets

The Company assumed three equipment leases in September 2022 as part of the RubrYc asset acquisition (see Note 5 – Significant Transactions for additional information). During the first quarter of fiscal year 2026, the Company returned one of leased assets and purchased one of the leased assets. The Company anticipates purchasing the remaining leased asset during the second quarter of fiscal year 2026.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	September 30,	June 30,
	2025	2025
ROU - Equipment	$61	$814
Accumulated amortization	(61)	(746)
Net finance lease ROU assets	$—	$68

Amortization of finance lease ROU assets was approximately $68,000 and $68,000 for the three months ended September 30, 2025 and 2024, respectively.

9.   Operating Lease ROU Asset

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California (the “San Diego Lease”). Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000.  The net carrying amount of this ROU operating lease asset was $1,958,000 and $2,051,000 at September 30, 2025 and June 30, 2025, respectively. See Note 14 - Operating Lease Obligations for additional information.

10.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	September 30,	June 30,
	2025	2025

Building and improvements	$695	$695
Machinery and equipment	3,577	3,545
Office equipment and software	418	418
Construction in progress	138	—
	4,828	4,658
Accumulated depreciation	(1,618)	(1,495)
Net fixed assets	$3,210	$3,163

Depreciation expense reported in continuing operations was approximately $123,000 and $120,000 for the three months ended September 30, 2025 and 2024, respectively.

11.   Intangible Assets

On August 23, 2021, the Company entered into a series of agreements with RubrYc (see Note 5 – Significant Transactions for additional information) whereby the Company in exchange for a $7.5 million investment in RubrYc, the Company acquired a worldwide exclusive license to certain antibodies that RubrYc develops under what it calls its RTX-003 campaign, which are promising immuno-oncology antibodies that bind to the CD25 protein without interfering with the IL-2 signaling pathway thereby potentially depleting T-regulatory (Tregs) cells while enhancing T effector (Teffs) cells and encouraging the immune system to attack cancer cells. The Company accounted for this license as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. In addition, the Company also received preferred shares and an option for future collaboration licenses.

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

On December 31, 2024, the Company entered into the Myostatin License Agreement with AstralBio (see Note 5 – Significant Transactions for additional information) pursuant to which AstralBio has licensed to the Company, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents and AstralBio Licensed Know-How to Develop, Manufacture and Commercialize and otherwise exploit IBIO-600 for research, diagnosis, treatment, prevention, or management of any disease or medical condition. The Myostatin License Agreement will remain in effect at all times and thereafter, unless and until terminated earlier pursuant to the Myostatin License Agreement. The Company accounted for this license as an indefinite-lived intangible asset.

On April 21, 2025, the Company entered into the Activin E License Agreement with AstralBio (see Note 5 – Significant Transactions for additional information) pursuant to which AstralBio has licensed to the Company, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents and AstralBio Licensed Know-How to Develop, Manufacture and Commercialize and otherwise exploit IBIO-610 for research, diagnosis, treatment, prevention, or management of any disease or medical condition. The Activin E License Agreement will remain in effect at all times and thereafter, unless and until terminated earlier pursuant to the Activin E License Agreement. The Company accounted for this license as an indefinite-lived intangible asset.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30,				September 30,
	2025	Amortization	Additions	Impairments	2025
Intellectual property – gross carrying value	$400	$—	$—	$—	$400
Intellectual property – accumulated amortization	(55)	(5)	—	—	(60)
Total definite lived intangible assets	345	$(5)	—	$—	340

Intellectual property – indefinite lived	5,003		—	—	5,003
Licenses – indefinite lived	1,500		—	—	1,500

Total net intangibles	$6,848		$—		$6,843

Amortization expense was approximately $5,000 for the three months ended September 30, 2025 and 2024.

See Note 3 - Summary of Significant Accounting Policies and Note 4 – Financial Instruments and Fair Value Measurement for additional information.

12.   Debt

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research site. The financing is payable in monthly installments of $16,230 through October 2025. At September 30, 2025, the balance owed under the financing was approximately $16,000. Interest incurred under the financing for the three months ended September 30, 2025 and 2024 totaled approximately $1,000 and $6,000, respectively.

Future minimum payments under the equipment financing obligation are due as follows (in thousands):

Fiscal period ending on September 30:	Principal	Interest	Total
2026	$16	$—	$16

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

The financing is payable in monthly installments of $30,710 through December 2025 and a balloon payment of approximately $652,000 in January 2026, which includes approximately $9,000 of interest. At September 30, 2025 and June 30, 2025, the balance owed under the financing was approximately $706,000 and $766,000, respectively. Interest incurred under the financing for the three months ended September 30, 2025 and 2024 totaled approximately $32,000 and $41,000, respectively.

Future minimum payments under the term promissory note obligation are due as follows (in thousands):

Fiscal period ending on September 30:	Principal	Interest	Total
2026	$706	38	$744

Insurance Premium Financing

On October 30, 2024, the Company entered into an insurance premium financing agreement with FIRST Insurance Funding, a division of Lake Forest Bank & Trust Company, N.A., whereby approximately $697,000 was borrowed over 14 months at an imputed interest rate of 6.99%. The financing is payable in monthly installments of $51,994 through December 2025. The balance was paid in full in May 2025, prior to the end of the financing term. Accordingly, at both September 30, 2025 and June 30, 2025, the balance owed under the financing was $0.

13.   Finance Lease Obligations

Equipment

As discussed above, the Company assumed three equipment leases that were accounted for as finance leases totaling approximately $814,000 as part of the RubrYc Asset Purchase Agreement. The monthly rental for the three leases was approximately $27,000 per month.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands).

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2025	2024
Finance lease cost:
Amortization of ROU assets	$68	$68
Interest on lease liabilities	1	8
Total lease cost	$69	$76

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$53	$72

	September 30,		June 30,
	2025		2025
Finance lease ROU assets	$—		$68
Finance lease obligation - current portion	$—		$53
Finance lease obligation - noncurrent portion	$—		$—
Weighted-average remaining lease term - finance lease	—	years	0.17	years
Weighted-average discount rate - finance lease obligation	—%		9.50%

14.   Operating Lease Obligation

San Diego

On September 10, 2021, the Company entered into a lease for 11,383 square feet of space in San Diego, California.  Terms of the lease include the following:

●	The length of term of the lease is 88 months from the lease commencement date (as defined).
●	The lease commencement date is September 16, 2022.
●	The monthly rent for the first year of the lease is $51,223 and increases approximately 3% per year.
●	The lease provides for a base rent abatement for months two through five in the first year of the lease.
●	The landlord provided a tenant improvement allowance of $81,860 to be used for improvements as specified in the lease.

●	The Company is responsible for other expenses such as electric, janitorial, etc.
●	The Company opened an irrevocable letter of credit in the amount of $188,844 in favor of the landlord. The letter of credit expires on October 8, 2026 and renews annually as required.

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

	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2025		2024
Operating lease cost:	$141		$141
Total lease cost	$141		$141

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$141		$141
Operating cash flows from operating lease obligation	$165		$160

	September 30,		June 30,
	2025		2025
Operating lease ROU assets	$1,958		$2,051
Operating lease obligations - current portion	$504		$490
Operating lease obligations - noncurrent portion	$2,068		$2,199
Weighted average remaining lease term - operating leases	4.25	years	4.50
Weighted average discount rate - operating lease obligations	7.25%		7.25

Future minimum payments under the operating lease obligation are as follows (in thousands):

Fiscal year ending on September 30:	Principal	Imputed Interest	Total
2026	$504	$170	$674
2027	561	132	693
2028	626	89	715
2029	694	41	735
2030	187	2	189

Total minimum lease payments	2,572	$434	$3,006
Less: current portion	(504)
Long-term portion of minimum lease obligation	$2,068

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

Series 2022 Convertible Preferred Stock (“Series 2022 Preferred”)

On May 9, 2022, the Company’s Board created the Series 2022 Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Each share of Series 2022 Preferred was convertible at a ratio of one-for-one (1:1) shares of the Common Stock on a pre-split basis. No shares of Series 2022 Preferred are issued and outstanding as of September 30, 2025 and June 30, 2025.

Common Stock

The number of authorized shares of the Company’s Common Stock is 275 million.

Recent issuances of Common Stock include the following:

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

2023 Securities Purchase Agreement

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

The Company received net proceeds of approximately $4 million in the 2023 Offering after deducting commissions and other issuance costs. Approximately $308,000 of issuance costs are reported in accrued expenses in the condensed consolidated balance sheet at September 30, 2025 and June 30, 2025.

2024 Securities Purchase Agreement

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

Under the ATM Agreement, the Sales Agents for the Company sold 3,184,899 shares during the fiscal year ended June 30, 2025  and received approximately $2,617,000 in net proceeds. During the quarterly period ended September 30, 2025, 305,424 shares were sold under the ATM Agreement and the Company received net proceeds of approximately $219,000.

2025 Securities Purchase Agreement

On January 10, 2025, the Company entered into a securities purchase agreement (the “2025 Purchase Agreement”) with certain of the Company’s officers and directors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of 240,807 shares of Common Stock in a private placement offering (the “2025 Private Placement”) at a purchase price of $2.72 per share, the last reported closing price of the Common Stock on the date of execution of the 2025 Purchase Agreement, which closing price was greater than the book value of the Common Stock on the date of the execution of the 2025 Purchase Agreement.

The 2025 Private Placement closed on January 10, 2025. The Company received aggregate gross proceeds from the 2025 Private Placement of approximately $655,000, before deducting estimated offering expenses payable by the Company.

AstralBio Myostatin License Agreement

Pursuant to the License Agreement with AstralBio, 246,087 shares of the Company’s Common Stock were issued on January 29, 2025 to settle the fixed upfront fee of $750,000 due to AstralBio. See Note 5 – Significant Transactions for additional information.

Inducement of Existing Warrants

On April 29, 2025, the Company entered into an inducement agreement (the “Inducement Agreement”) with holders (the “Holders”) of certain existing warrants (the “Existing Warrants), wherein the Holders agreed to exercise certain Existing Warrants to purchase up 5,626,685 shares of Common Stock at a reduced exercise price of $0.86 per share. In consideration of the Holders’ exercising the Existing Warrants for cash in accordance with the Inducement Agreement, the Company issued warrants (the “Inducement Warrants”) to purchase up to 11,253,370 of Common Stock (the “Inducement Warrant Shares”), which was equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing Warrants, for consideration of $0.125 per Inducement Warrant. The Company received aggregate gross proceeds of approximately $6.2 million from the exercise of the Existing Warrants and the sale of the Inducement Warrants, before deducting offering fees and other expenses payable by the Company. The Company agreed in the Inducement Agreement to file a resale registration statement within 45 days of the date of the Inducement Agreement providing for the resale of the Inducement Warrant Shares by the Holders of the Inducement Warrant Shares. The registration statement was filed with the SEC on June 13, 2025 and declared effective by the SEC on June 23, 2025.

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

Leerink Underwriting

On August 19, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with Leerink Partners LLC (“Leerink”), as representative of the underwriters, relating to the offering, issuance and sale of pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase an aggregate of 71,540,000 shares of Common Stock of the Company and accompanying Series G warrants (the “Series G Warrants”) to purchase (i) an aggregate of up to 35,770,000  shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) and (ii) Series H warrants (the “Series H Warrants”) to purchase an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) (the “2025 Offering”). The combined public offering price per 2025 Pre-Funded Warrant and accompanying Series G Warrant was $0.699.

Each 2025 Pre-Funded Warrant and the pre-funded warrants issuable upon exercise of the Series G Warrants or Series H Warrants have an exercise price per share of Common Stock equal to $0.001 and are immediately exercisable from their date of issuance for one share of Common Stock, subject to certain beneficial ownership and other limitations. The Series G Warrants and Series H Warrants are exercisable from their date of issuance and have an exercise price equal to $0.70 per whole share of Common Stock (or $0.699 per pre-funded warrant) and in the case of the Series G Warrants, the accompanying Series H Warrant. The Series G Warrants will expire on the date that is the earlier of (i) 30 trading days following the Company’s public announcement, via a press release on a nationally recognized news wire or the filing of a Current Report on Form 8-K with the SEC, that an Investigational New Drug (an “IND”) application filed with the U.S. Food and Drug Administration (the “FDA”), a Clinical Trial Notification (a “CTN”) filed with the applicable foreign governmental body in Australia, a Clinical Trial Application (a “CTA”) filed with the European Medicines Agency (the “EMA”), or an equivalent submission filed with a foreign governmental body to initiate a clinical trial in any other foreign jurisdiction, has been accepted or has otherwise gone into effect, as applicable (such public filing or announcement, the “Trial Initiation Milestone”) and (ii) five years from the date of issuance. In addition, to the extent the proportion of the unexercised portion of the Series G Warrant relative to the originally issued Series G Warrant is greater than the proportion of the unexercised portion of the originally issued 2025 Pre-Funded Warrant relative to the originally issued 2025 Pre-Funded Warrant, each Series G Warrant will immediately expire in proportion to the extent that the corresponding 2025 Pre-Funded Warrant held by a holder is exercised prior to the occurrence of the Trial Initiation Milestone. When issued upon exercise of the Series G Warrants, the Series H Warrants will expire on the four-year anniversary of the closing date of the 2025 Offering. The beneficial ownership limitation for the 2025 Offering cannot exceed 19.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of warrant shares and become unexercisable above the limitation with no alternate cash settlement.

The Company evaluated the 2025 Offering under both ASC 480 and ASC 815-40 to determine if the warrant issued met all of the conditions for equity classification. The Company determined that the 2025 Offering met all of the conditions as the warrants issued were indexed to the Company’s own stock and met the fixed-for-fixed criteria. As such, the 2025 Offering was classified in additional paid-in capital and is not subject to re-measurement.

The aggregate proceeds from the 2025 Offering were approximately $50 million before deducting underwriting discounts and commissions and offering expenses of approximately $3.6 million, payable by the Company in connection with the 2025 Offering. The net proceeds from the 2025 Offering of approximately $46.4 million are reported in additional paid-in capital. The Company may receive up to an aggregate of $50 million of additional gross proceeds if the Series G Warrants and Series H Warrants are exercised in full for cash.

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

During fiscal year 2023, 17,064 Series A Warrants and 89,059 Series B Warrants were exercised. The total proceeds from Series A and B Warrants exercised during the year ended June 30, 2023 was $2,207,000. No 2022 Warrants were exercised during the years ended June 30, 2024 and 2025, or the three months ended September 30, 2025.

On August 4, 2023, the Company agreed to amend the exercise price with certain holders of the Series A Warrants and Series B Warrants that were acquired from the Company in the underwritten public offering that was completed in December 2022. Under the amended warrants, the Company agreed to amend existing Series A Warrants to purchase up to 173,795 shares of Common Stock and existing Series B Warrants to purchase up to 102,900 shares of Common Stock that were previously issued in December 2022 to the certain investors in the public offering, with exercise prices of $20.80 per share (the “Initial Warrants”), to lower the exercise price of the Initial Warrants to $10.00 per share.

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

No 2022 Warrants were exercised during the three months ended September 30, 2025.

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

During the first quarter of fiscal year 2026, 300,000 2024 Pre-Funded Warrants were exercised for proceeds of approximately $30.

Settlement Agreement

In connection with the PSA, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest pursuant to which Woodforest provided iBio CDMO a $22,375,000 Term Loan to purchase the Facility, which Term Loan was evidenced by the Term Note (for a complete description of the Transaction please see Note 5 – Significant Transactions for additional information). Throughout the term of the Term Loan, the Company and Woodforest entered into amendments which, among other things, amended the maturity date, interest rate and liquidity covenant. (Refer to the Company’s Annual Report for more information.)

On May 17, 2024, iBio CDMO, the Company and Woodforest entered into the Settlement Agreement which provided that iBio CDMO pay to Woodforest the proceeds of the sale of the Property under the 2024 Purchase and Sale Agreement when received, determine in consultation with Woodforest the Indebtedness Deficiency Amount and thereafter the Company issued to Woodforest upon receipt of NYSE American LLC approval a Pre-Funded Warrant that expires upon full exercise thereof and is exercisable at a nominal exercise price equal to $0.0001 per share for 1,560,570 shares of Common Stock which equaled the $4,499,124.88 Indebtedness Deficiency Amount divided by $2.883 (the greater of the book value or the market value of Common Stock at the time the Settlement Agreement was executed). Pursuant to the Settlement Agreement, upon the closing of the sale of the Property under the Purchase and Sale Agreement, Woodforest purchased the Pre-Funded Warrant in satisfaction of the Indebtedness Deficiency Amount, and released the Company and iBio CDMO from any and all claims, debts, liabilities or causes of action it may have against them prior to such date, and the Company and iBio CDMO released Woodforest and its related parties from any and all claims, debts, liabilities or causes of action it may have against them prior to such date.

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

During the first quarter of fiscal year 2026, Lynx1 Master Fund elected a cashless exercise of 300,000 of the Pre-Funded Warrant shares. Pursuant to the terms of the Pre-Funded Warrant, 299,963 shares were issued.  See Note 21 – Subsequent Events for additional information.

Leerink Partners

On August  19, 2025, the Company entered into the 2025 Underwriting Agreement with Leerink, as representative of the underwriters, relating to the offering, issuance and sale of the 2025 Pre-Funded Warrants to purchase an aggregate of 71,540,000 shares of Common Stock of the Company and accompanying Series G Warrants to purchase (i) an aggregate of up to 35,770,000  shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) and (ii) Series H Warrants to purchase an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof). The combined public offering price per 2025 Pre-Funded Warrant and accompanying Series G Warrant is $0.699.

Each 2025 Pre-Funded Warrant and the pre-funded warrants issuable upon exercise of the Series G Warrants or Series H Warrants have an exercise price per share of Common Stock equal to $0.001 and are immediately exercisable from their date of issuance for one share of Common Stock, subject to certain beneficial ownership and other limitations. The Series G Warrants and Series H Warrants are exercisable from their date of issuance and have an exercise price equal to $0.70 per whole share of common stock (or $0.699 per pre-funded warrant) and in the case of the Series G Warrants, the accompanying Series H Warrant. The Series G Warrants will expire on the date that is the earlier of (i) 30 trading days following the Company’s public announcement, via a press release on a nationally recognized news wire or the filing of a Current Report on Form 8-K with the SEC, of a Trial Initiation Milestone and (ii) five years from the date of issuance. In addition, to the extent the proportion of the unexercised portion of the Series G Warrant relative to the originally issued Series G Warrant is greater than the proportion of the unexercised portion of the originally issued 2025 Pre-Funded Warrant relative to the originally issued 2025 Pre-Funded Warrant, each Series G Warrant will immediately expire in proportion to the extent that the corresponding 2025 Pre-Funded Warrant held by a holder is exercised prior to the occurrence of the Trial Initiation Milestone. When issued upon exercise of the Series G Warrants, the Series H Warrants will expire on the four-year anniversary of the closing date of the 2025 Offering.

No Warrants under the 2025 Offering were exercised during the first quarter of fiscal year 2026. See Note 21 – Subsequent Events for additional information.

16.   Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) allocated to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. For the purposes of calculating basic earnings per share, the weighted-average number of outstanding shares of Common Stock included pre-funded warrants as if they had been exercised as such pre-funded warrants are exercisable for little to no consideration (see Note 15 – Stockholders’ Equity for additional information).

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

	Three Months Ended
	September 30,
	2025	2024
Basic and diluted numerator:
Net loss - total	$(5,670)	$(3,989)

Basic and diluted denominator:
Weighted-average common shares outstanding	19,666	8,633
Weighted average pre-funded warrants assumed exercised	33,315	—
Total weighted-average common shares outstanding	52,981	8,633

Per share amount - total	$(0.11)	$(0.46)

In Fiscal 2026 and Fiscal 2025, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of September 30, 2025 and 2024, shares issuable which could potentially dilute future earnings were as follows:

	September 30,
	2025	2024

	(in thousands)
Stock options	1,186	954
Restricted stock units	—	23
Warrants	49,086	12,125
Shares excluded from the calculation of diluted loss per share	50,272	13,102

The September 30, 2025 data in the chart above does not include pre-funded warrants issuable upon exercise of the Series G Warrants (Series H Warrants) which have the potential to increase shares issuable by 35,770,000 shares and further dilute future earnings. See Note 21 – Subsequent Events for additional information.

17.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Research and development	$18	$11
General and administrative	305	404
Total	$323	$415

Stock Options

iBio, Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”)

On December 9, 2023, the Company adopted the 2023 Plan for employees, officers, directors and external service providers which is the successor to the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) and once approved became effective on January 1, 2024. The maximum number of shares of Common Stock reserved and available for issuance under the 2023 Plan is 1,200,000 shares (the “Limit”). In addition, such Limit automatically increases on January 1 of each calendar year commencing on January 1, 2025 and ending on (and including) January 1, 2033, by a number of shares of Common Stock equal to five percent (5%) of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year; provided, however, that the Board may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock, provided further that the Limit, as in effect at any time, shall be adjusted as a result of any reorganization, recapitalization, reclassification, stock dividend, extraordinary cash dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. The 2023 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2023 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board and $1,500,000 for any non-executive chair of the Company’s Board should one be appointed. Notwithstanding the foregoing, the independent members of the Board may make exceptions to such limits in extraordinary circumstances. The term of the 2023 Plan will expire on the tenth anniversary of the effective date of the 2023 Plan.

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

Under the 2023 Plan, 138,150 shares of Common Stock have been issued pursuant to past grants, 1,123,800 shares of Common Stock are reserved for past grants, and the remaining 396,433 shares of Common Stock are available for future grants as of September 30, 2025. See Note 21 – Subsequent Events for additional information.

iBio, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”)

On December 9, 2020, the Company adopted the 2020 Plan for employees, officers, directors and external service providers. The total number of shares of Common Stock reserved under the 2020 Plan is 64,000 shares of Common Stock for issuance pursuant to the grant of new awards under the 2020 Plan. The 2020 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2020 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board of Directors and $1,500,000 for any non-executive chair of the Company’s Board of Directors should one be appointed. Notwithstanding the foregoing, the independent members of the Board may make exceptions to such limits in extraordinary circumstances. The term of the 2020 Plan will expire on the tenth anniversary of the date the 2020 Plan was approved by the stockholders.

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

Under the 2020 Plan, 23,240 shares of Common Stock have been issued pursuant to past exercises, 26,406 shares of Common Stock are reserved for past grants, and the remaining 14,354 shares of Common Stock will no longer be available for future grants as of September 30, 2025.

Stock Option Issuances - 2023 Plan

No stock options were granted during the first three months of fiscal year 2026. See Note 21 – Subsequent Events for additional information.

RSUs

No RSUs were granted during the first three months of fiscal year 2026.

18.   Income Taxes

The Company recorded no income tax expense for the three months ended September 30, 2025 and 2024 because the estimated annual effective tax rate was zero. As of September 30, 2025, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

19.   Commitments and Contingencies

CRO Agreements

In fiscal year 2025, the Company entered into agreements with three CROs for CMC development, non-clinical toxicology and related studies to advance IBIO-600 and IBIO-610 towards clinical testing. The Company incurred costs of approximately $2.3 million for the three months ended September 30, 2025 and has incurred total costs of approximately $4.5 million since the projects’ inception. The Company is committed to additional costs totaling approximately $5.5 million as of the date of this Quarterly Report.

20.   Employee 401(k) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(k) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended September 30, 2025 and 2024, employer contributions made to the Plan totaled approximately $60,000 and $35,000, respectively.

21.   Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date through the date of filing this Quarterly Report. During this period, there were no material subsequent events requiring disclosure except as discussed below.

Warrant Exercises

In October 2025, Lynx1 Master Fund elected a cashless exercise of 1,260,570 of the Pre-Funded Warrant shares. Pursuant to the terms of the Pre-Funded Warrant, 1,260,488 shares of Common Stock were issued. Upon delivery of the shares, no further shares remain issuable under the Pre-Funded Warrant.

Stock Options

On October 20, 2025, the Board approved stock option agreements for its officers to purchase an aggregate of 310,000 shares of Common Stock at an exercise price of $0.893 per share, which included a grant of 180,000 stock options to Martin Brenner, the Company’s Chief Executive Officer and Chief Scientific Officer, a grant of 75,000 stock options to Felipe Duran, the Company’s Chief Financial Officer, and a grant of 55,000 stock options to Marc Banjak, the Company’s Chief Legal Officer. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

Series G Warrant Exercises

In October 2025, 4,250,000 Series G Warrants were exercised whereby the holders elected to receive 4,250,000 pre-funded warrants in lieu of shares of Common Stock, together with Series H Warrants to purchase up to 4,250,000 shares of Common Stock for gross proceeds of approximately $3.0 million. The pre-funded warrants issued upon this election have an exercise price of $0.001 and are immediately exercisable. See Note 15 – Stockholders’ Equity for additional information.

2025 Pre-Funded Warrants

In October 2025, 972,221 of the 2025 Pre-Funded Warrants were exercised for proceeds of approximately $972.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Quarterly Report”) and in our Annual Report on Form 10-K for the year ended June 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2025. Unless the context requires otherwise, references in this Quarterly Report to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For this purpose, any statements contained herein regarding our strategy, future operations, financial position, future revenues, projected costs and expenses, prospects, plans and objectives of management, other than statements of historical facts, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “may,” “plan,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events. Because these forward-looking statements involve known and unknown risks and uncertainties, actual results, performance or achievements could differ materially from those expressed or implied by these forward-looking statements for a number of important reasons, including those discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report, as well as in the section titled “Risk Factors” in our Annual Report. We cannot guarantee any future results, levels of activity, performance or achievements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Quarterly Report as anticipated, believed, estimated or expected. The forward-looking statements contained in this Quarterly Report represent our estimates as of the date of this Quarterly Report (unless another date is indicated) and should not be relied upon as representing our expectations as of any other date. While we may elect to update these forward-looking statements, we specifically disclaim any obligation to do so unless otherwise required by securities laws.

Overview

iBio, Inc. (the “Company” or “iBio”) is a preclinical stage biotechnology company leveraging the power of Artificial Intelligence (“AI”) for the development of hard-to-drug precision antibodies in the cardiometabolic and obesity space. Our core mission is to harness the potential of AI and machine learning (“ML”) to unveil novel biologics which other scientists have been unable to develop. Through our innovative AI Drug Discovery Platform, it has been able to identify differentiated molecules aimed to address unmet needs by current approved interverional therapies.

We believe the future treatment for obesity lies not just in overall weight loss—but in targeted weight loss. Current interventional therapies, such as glucagon-like peptide-1 (“GLP-1”) receptor agonists have ushered in a breakthrough era, yet challenges remain: muscle loss, fat regain after treatment cessation, and long-term tolerability. We are developing second-generation therapies to meet these unmet needs, using the power of AI-guided antibody design and advanced screening technologies.

Our obesity strategy is built on three key principles. First, we aim to develop next-generation antibody therapeutics addressing limitations of currently approved treatments, offering options with a goal to preserve muscle mass, target fat selectively, and provide durable weight loss with improved tolerability. Second, we are focusing on targets with strong human validation, which we believe both helps reduce development risk and increase the likelihood of clinical success. Lastly, we are applying our integrated AI Drug Discovery Platform and deep scientific expertise to rapidly generate development-ready biologics, enabling it to move with speed and precision in a competitive and fast-evolving field. Our current therapeutics are all in preclinical development and we have not completed any clinical trials in humans for any therapeutic protein product candidate produced using our technology and there is a risk we will be unsuccessful in developing or commercializing any product candidates. With shifting our focus to IBIO-610, potentially the first antibody inhibiting Activin E, we anticipate the commencement of our first human clinical trials in early 2027.

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

Our approach to the evolving needs in obesity treatment is facilitiated on a fully integrated antibody discovery platform, designed from the ground up for precision, speed and developability. At the core of our AI Drug Discovery Platform is an AI-enabled epitope steering engine enabling us to precisely direct antibodies to functional hotspots on even the most challenging targets—often considered "undruggable." When combined with our antibody optimization platform, which deeply integrates generative AI tools with mammalian display technology, we can progress from concept to development-ready antibody in as little as seven months.

Our strategic approach to fulfilling our mission is outlined as follows:

●	Disease area strategy rests on three pillars:
o	Therapeutic Focus: Develop potential therapies that either complement or follow GLP-1 treatment, or provide well-tolerated monotherapy alternatives for patients unable or unwilling to remain on GLP-1s.
o	Target Selection: Priortize targets with strong human valifation – genetic or pharmacologic – to reduce development risk and increase the likelihood of achieving first- or best-in-class outcomes.
o	Competitive Edge: Leverage the integration of our AI-diriven discovery platform, doman expertise, experienced personel and advancing preclinical pipeline to accelerate differentiation and unlock targets others cannot.

●	Capital efficient business approach: Our strategic business approach is structured around the following pillars of value creation:
o	Developing and Advancing our In-house Preclinical Programs Cost Effectively: Drug discovery and clinical advancement of our pipeline remain central to our success. We continue to advance programs in obesity and cardiometabolic diseases with the goal of becoming a clinical-stage company, while also evaluating potential partnerships around select obesity assets to maximize their value and accelerate development timelines.
o	Strategic Collaborations: We continue to pursue selective strategic collaborations using our existing portfolio of obesity and immuno-oncology assets, in order to accelerate our preclinical programs efficiently.
o	Out-Licensing in Diverse Therapeutic Areas: We are evaluating opportunities out-licensing our AI Drug Discovery Platform to broaden the use of our platform technologies beyond our core focus areas of obesity and cardiometabolic disease. These opportunities include potential partnerships in therapeutic areas such as immunology, inflammation, pain, and vaccines. Through such arrangements, we aim to provide partners with access to our AI-based discovery and screening technologies while generating potential revenue streams and maintaining operational focus on our internal research and development priorities.

In essence, we believe we are sculpting a future where cutting-edge AI-driven biotechnology propels the discovery of intricate biologics, fostering partnerships, accelerating innovation, and propelling the advancement of science.

The Company’s current pre-clinical product candidate pipeline is set forth below.

IBIO-610

By leveraging our AI Drug Discovery Platform, we believe we have successfully identified the first long-acting antibody inhibiting Activin E. Preclinical data from multiple in vitro cell-based assays, including one on a human adipocyte cell line, demonstrated robust blockade of Activin E-mediated signaling. The antibody has been evaluated in multiple pre-clinical studies in a model of diet-induced obesity (DIO) in mice, both alone with biweekly dosing and in combination with semaglutide dosed daily. These results suggest IBIO-610 may induce fat-selective weight loss.

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

IBIO-610 was evaluated in a pharmacokinetic (“PK”) preclinical study in obese, mature non-human primates (“NHPs”) to characterize systemic exposure and clearance following a single intravenous administration. Serum concentrations were measured at defined intervals post-dose to generate a time-concentration profile. PK analysis demonstrated IBIO-610 exhibited a terminal half-life of approximately 33.2 days in NHPs, consistent with expectations for a half-life extended antibody of this class. Using multiple allometric scaling approaches, the projected half-life in humans is estimated to fall within a range of 47 to 100 days, supporting the potential for infrequent, long-acting dosing in clinical settings.  Following the completion of NHP PK study, we will initiate Chemistry, Manufacturing, and Controls (“CMC”) and nonclinical toxicology activities to support the advancement of IBIO-610 toward clinical development.

Myostatin x Activin A Bispecific Antibody

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

IBIO-600

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

In November 2024, we initiated a study in obese and elderly NHP for IBIO-600. The primary goal of the study was to assess the PK profile of IBIO-600. The study consisted of two dose levels, a low dose of 5 mg/kg and a high dose of 50 mg/kg, with a single subcutaneous injection in each case. In addition to monitoring PK in serum, the study analyzed body composition changes over time by employing DEXA scans, measuring lean and fat mass.

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

Following the NHP pharmacokinetic study, we initiated CMC and nonclinical toxicology activities to support the advancement of IBIO-600 toward clinical development. We have now established a stable cell line, completed process and formulation development, and manufactured a Good Laboratory Practice (“GLP”) toxicology batch at 200 L scale.  In parallel, we launched a nonclinical toxicology program, initiating both rat and NHP dose range-finding studies, as well as rat and NHP GLP studies. All studies are progressing as planned.

As we continue advancing IBIO-600 through IND-enabling studies, we are actively seeking a development partner to help accelerate its clinical progression in sarcopenia, muscle loss disorders, and obesity, maximizing the therapeutic and commercial potential of this unique, long-acting anti-myostatin/GDF11 antibody.

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

AI Drug Discovery Platform

Overview

Our technology stack is a multi-layered, AI-powered system designed to significantly enhance the probability of success in discovering and developing antibodies against hard-to-drug, pathophysiologically relevant proteins. The platform comprises four integrated layers, each contributing a distinct capability to the discovery, engineering, and optimization of precision antibodies. By seamlessly combining advanced computational design with cutting-edge biological technologies, iBio’s AI-driven discovery platform enables the rapid generation of antibody therapeutics characterized by high specificity, optimized developability, and accelerated progression from concept to clinic.

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

Building on this foundation, the fourth layer is our EngageTx™ and ShieldTx™ technologies expanding the platform’s reach into multi-specific and conditionally active antibody formats. EngageTx delivers an optimized, next-generation CD3 T-cell engager antibody panel with a wide range of potencies, NHP cross-reactivity, enhanced humanness, and strong tumor-killing activity with reduced cytokine release. In parallel, ShieldTx provides an antibody masking technology that enables the creation of conditionally activated antibodies. These conditionally activated antibodies can broaden the therapeutic window by improving efficacy and safety, enable drug combinations that would otherwise be too toxic, and open the door to pursuing targets whose expression across multiple tissues would normally raise safety concerns.

AI Epitope Steering Technology

Epitopes—the small regions on large target proteins—are critical to eliciting desired biological effects when targeted with antibodies. Traditional epitope-specific discovery methods often struggle with dominant-epitope antibodies that lack efficacy yet overwhelm screening, obscuring antibodies against more therapeutically valuable sites. These approaches also tend to yield few or no hits against complex, hard-to-drug epitopes due to structural challenges and the limited availability of stable scaffolds needed to maintain epitope integrity during discovery.

Our Epitope Steering technology directly addresses these limitations by guiding antibody generation toward predefined regions of a target protein. Using AI, we design engineered epitopes—precisely modeled and optimized fragments of the target—to improve structural fidelity, solubility, and stability. These engineered epitopes enable efficient antibody selection from naïve or immunized libraries, significantly increasing discovery success, especially for agonistic or functionally active antibodies.

This approach is broadly applicable across complex protein classes and holds promise in unlocking new targets in cardiometabolic disease, immuno-oncology, immunology, and pain. Moreover, it has potential applications in vaccine design, offering new opportunities for disease prevention.

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

EngageTx CD3-Based T-Cell Engager Panel

CD3-based T-cell engagers can drive powerful anti-tumor responses by recruiting and activating the body’s own T cells. However, first-generation bispecifics have faced major challenges—namely, cytokine release syndrome, limited specificity, and poor non-human primate (NHP) cross-reactivity, which complicates safety testing.

To address these limitations, we applied StableHu technology to antibodies derived from an epitope steering campaign and a first-generation T-cell engager. This approach generated a diverse CD3 antibody panel with a wide potency range, enabling flexible pairing with various tumor-targeting antibodies. The resulting molecules retained potent tumor-killing activity while significantly reducing cytokine release, potentially lowering the risk of cytokine release syndrome.

StableHu also increased antibody humanness, reducing immunogenicity risk, and introduced NHP cross-reactivity—allowing for robust preclinical safety assessments ahead of clinical trials.

ShieldTx Antibody Masking Technology

Many potential drug targets are expressed across both healthy and diseased tissues, making selective targeting a major safety challenge. Antibodies that kill target-expressing cells can damage healthy tissues if the target is not disease-restricted.

Antibody masking offers a solution. Masked, or conditionally activated, antibodies remain inactive in circulation through a temporary “mask” linked to the binding site. Once the antibody reaches diseased tissue, disease-specific enzymes cleave the linker, removing the mask and activating the antibody precisely where it is needed. This targeted activation broadens the therapeutic window, improves safety, and enables the pursuit of targets and drug combinations otherwise considered too toxic.

Our ShieldTx platform integrates antibody masking directly into the antibody discovery process, increasing the probability of success. Using our epitope engineering engine, we design small, accurate replicas of target epitopes to raise antibodies; these same engineered epitopes can then serve as optimized masks—making mask design an inherent part of discovery.

Through StableHu multi-dimensional optimization, we simultaneously refine the antibody, mask, and linker components—reducing development time compared to traditional sequential approaches. The result is a faster, more integrated path to conditionally active antibodies with enhanced efficacy and safety potential.

Programs Available for Partnering Outside the Cardiometabolic Area

There have been notable advances in the field of oncology in recent years, and arguably none more important than the advent of immunotherapies. We have a pipeline of pre-clinical programs with differentiated profiles and high potential impact, including IBIO-101, our second-generation anti-CD25 monoclonal antibody, a TROP-2 x CD3 bispecific antibody, an antibody that binds to a non-shed, non-glycosylated region of MUC16, an antibody that binds to an epitope on EGFRvIII without binding wildtype EGFR, and an anti-CCR8 antibody. With our therapeutic focus shifting to precision antibodies in the cardiometabolic and obesity space, we are exploring the best path forward for our immune-oncology programs, with a focus on identifying partners who bring complementary capabilities and a shared vision for patient impact.

Collaborations and Partnerships

As noted above, one of the three pillars of value creation that structures of our strategic business approach are strategic collaborations and partnerships.  At the center of such pillar is our AI Drug Discovery Platform.

In March 2024, we entered into a collaboration with AstralBio to discover and develop novel antibodies for obesity and other cardiometabolic diseases. As part of the collaboration, we granted an exclusive license to AstralBio of our AI-powered technology to identify and engineer four (4) targets for the treatment of obesity and cardiometabolic diseases, of which AstralBio may continue the pre-clinical development and deploy its proven drug development expertise to advance candidates to an IND application. We have the exclusive option to license three (3) obesity and cardiometabolic targets from AstralBio and as a result, we will receive the right to develop, manufacture and commercialize those targets upon exercise. Upon mutual consent with AstralBio, we may also expand the collaboration to include additional targets in other fields.

As a result of this collaboration with AstralBio, we exercised our first option and entered into an exclusive agreement related to myostatin (the “Myostatin License Agreement”) with AstralBio, pursuant to which AstralBio licensed to us, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Myostatin License Agreement) and AstralBio Licensed Know-How (as defined in the Myostatin License Agreement) to develop, manufacture and commercialize and otherwise exploit IBIO-600 for research, diagnosis, treatment, prevention, or management of any disease or medical condition. We are solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-600 in our discretion, subject to the terms of the License Agreement, and for all costs for all activities related to the development, manufacture and commercialization of IBIO-600 worldwide.  IBIO-600 was identified by AstralBio using our proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.  In parallel, we initiated a bispecific antibody program targeting myostatin/activin A to treat obesity and cardiometabolic disorders, leveraging our proprietary technology stack as well as the technology of IBIO-600.

In April 2025, we exercised our second option and entered into an exclusive agreement related to Activin E (the “Activin E License Agreement”) with AstralBio, pursuant to which AstralBio licensed to us, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Activin E License Agreement) and AstralBio Licensed Know-How (as defined in the Activin E License Agreement) to develop, manufacture and commercialize and otherwise exploit IBIO-610 for research, diagnosis, treatment, prevention, or management of any disease or medical condition.  We are solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-610 in our discretion, subject to the terms of the Activin E License Agreement, and for all costs for all activities related to, the development, manufacture and commercialization of IBIO-610 worldwide.

We continue to seek to advance of our preclinical immune-oncology candidates with potential as standalone or combination therapies while seeking partnerships for IBIO-600 in the most competitive areas that will likely require combination therapy.  Further, we continue to seek out opportunities for future collaborations using our AI Drug Discovery Platform.

Recent Developments

Underwritten Public Offering

On August 19, 2025, we entered into an Underwriting Agreement with Leerink, as representative of the underwriters, relating to the offering, issuance and sale of 2025 Pre-Funded Warrants to purchase an aggregate of 71,540,000 shares of Common Stock and accompanying Series G Warrants to purchase (i) an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) and (ii) Series H Warrants to purchase an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) (the “2025 Offering”). The combined public offering price per 2025 Pre-Funded Warrant and accompanying Series G Warrant was $0.699. The closing of the 2025 Offering took place on August 22, 2025. We received net proceeds from the 2025 Offering of approximately $46.5 million after deducting underwriting discounts and commissions and offering expenses payable by us in connection with the 2025 Offering. We may also receive up to an aggregate of $50 million of additional gross proceeds if the Series G Warrants and Series H Warrants are exercised in full for cash.

Each 2025 Pre-Funded Warrant and the pre-funded warrants issuable upon exercise of the Series G Warrants or Series H Warrants have an exercise price per share of Common Stock equal to $0.001 and are immediately exercisable from their date of issuance for one share of Common Stock, subject to certain beneficial ownership and other limitations. The Series G Warrants and Series H Warrants will each be exercisable from their date of issuance and will have an exercise price equal to $0.70 per whole share of Common Stock (or $0.699 per pre-funded warrant) and in the case of the Series G Warrants, the accompanying Series H Warrant. The Series G Warrants will expire on the date that is the earlier of (i) 30 trading days following our public announcement of a Trial Initiation Milestone and (ii) five years from the date of issuance. In addition, to the extent the proportion of the unexercised portion of the Series G Warrant relative to the originally issued Series G Warrant is greater than the proportion of the unexercised portion of the originally issued 2025 Pre-Funded Warrant relative to the originally issued 2025 Pre-Funded Warrant, each Series G Warrant will immediately expire in proportion to the extent that the corresponding 2025 Pre-Funded Warrant held by a holder is exercised prior to the occurrence of the Trial Initiation Milestone. When issued upon exercise of the Series G Warrants, the Series H Warrants will expire on the four-year anniversary of the closing date of the 2025 Offering.

Liquidity and Capital Resources

We have incurred net losses and generated negative cash flows from operations for many years. For the three months ended September 30, 2025, we incurred a net loss of approximately $5.7 million and had negative cash flows from operations of approximately $5.7 million. Historically, our liquidity needs have been met by the sale and issuances of common shares including the issuances of common shares through the exercise of warrants. As of September 30, 2025, we had total current assets of approximately $50.8 million, of which approximately $28.1 million was cash and cash equivalents and approximately $21.5 million was investments in debt securities. For the three months ended September 30, 2025, we had an operating capital deficit of $5.7 million which compares to the $3.7 million operating capital deficit it maintained for the three months ended September 30, 2024.

Based on the total cash and cash equivalents, and investments in debt securities of approximately $49.6 million at September 30, 2025, we believe that our current cash position is sufficient to fund our operations for at least 12 months from the date of filing this Quarterly Report.

Despite this liquidity position, the history of significant losses, the negative cash flow from operations, and the dependence by us on our ability to obtain additional financing to fund our operations raised substantial doubt about our ability to continue as a going concern. In

August 2025, we closed on an underwritten public offering raising gross proceeds of approximately $50 million. Our ability to generate future revenue is dependent on the successful development, regulatory approval, and commercialization of our product candidates, which are subject to significant risks and uncertainties, including clinical trial outcomes, FDA review timelines, and market acceptance.

Results of Operations – Comparison of the three months ended September 30, 2025 and 2024

Revenue

Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on advancing our AI-driven discovery platform to develop molecules against hard to drug targets. To date this platform has not generated any material revenue, though we may realize revenue from it in the future. Revenue in the amount of $0.1 million was recognized for services provided to a collaborative partner during the three months ended September 30, 2025. No revenue was recognized for the three months ended September 30, 2024.

Research and Development Expenses (“R&D”)

R&D expenses for the three months ended September 30, 2025 and 2024 were $3.6 million and $1.3 million, respectively, an increase of approximately $2.3 million. The increase in R&D expenses is mainly due to increased spending on consultants and outside services and an increase in people costs as a result of advancing research activities to support our IBIO-600 and IBIO-610 programs and other preclinical pipeline assets.

General and Administrative Expenses (“G&A”)

G&A expenses for the three months ended September 30, 2025 and 2024 were approximately $2.5 million and $2.8 million, respectively, a decrease of approximately $0.3 million. The decrease is primarily attributable to a reduction in accounting fees, consulting fees and IT related expenses and legal fees.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for the three months ended September 30, 2025 were approximately $6.1 million, compared to approximately $4.1 million in the same period of fiscal year 2025.

Net Loss

Our net loss for the three months ended September 30, 2025 was $5.7 million, or $0.11 per share, compared to our net loss of approximately $4.0 million, or $0.46 per share for the three months ended September 30, 2024.

Uses of Cash and Funding Requirements

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $5.7 million for the three months ended September 30, 2025, compared to net cash used in operating activities of $3.7 million for the three months ended September 30, 2024. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities of approximately $21.5 million for the three months ended September 30, 2025 was due to the purchase of debt securities and the purchase of fixed assets. Net cash provided by investing activities was approximately $0.7 million for the three months ended September 30, 2024.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2025, was approximately $46.7 million and was attributable to the net proceeds from the sale of securities partially offset by payments towards debt, including the finance lease obligations, term promissory note and equipment financing loan. Net cash used in financing activities was approximately $0.2 million for the three months ended September 30, 2024.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of September 30, 2025, our accumulated deficit was approximately $337.9 million and we used approximately $5.7 million of cash for operating activities during the three months ended September 30, 2025. As of September 30, 2024, our accumulated deficit was approximately $317.8 million and we used approximately $3.7 million of cash for operating activities during the three months ended September 30, 2024. Our current cash, cash equivalents and investments in debt securities of approximately $49.6 million as of September 30, 2025, is anticipated to be sufficient to support operations into the fourth quarter of fiscal year 2027.

We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies, through potential proceeds from the sale or out-licensing of assets, collaborations, and through proceeds from the sale of additional equity or other securities. However, there can be no assurance that we will be successful in implementing these plans, many of which will take several years before we realize proceeds. We cannot be certain that such funding will be available on favorable terms or available at all. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”s), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2025, we were not involved in any SPE transactions.

Critical Accounting Estimates

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2025, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following accounting estimate had a material impact on our results of operations for the three months ended September 30, 2025.

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

During the fourth quarter of the fiscal year ended June 30, 2025, we performed our annual impairment testing of the IBIO-101 therapeutic technology (or “IP”), classified as an indefinite-lived intangible asset, which had a carrying amount of $5 million on June 30, 2025. We engaged a third party to perform valuation assistance with estimating the fair value of IBIO-101 and preparing a market capitalization reconciliation. The Multi-Period Excess Earnings Method (“MPEEM”) under the income approach was utilized to value the indefinite-lived asset. The MPEEM determines the value of a specified asset by calculating the present value of future earnings attributed to the asset. Since IBIO-101 is currently in its pre-clinical development phase, a probability of success was applied to the cash flows to account for the probability of reaching each step of development. The MPEEM requires that charges for the use of other contributory assets be subtracted under the theory that the owner of the subject asset does not own the other contributory assets and would have to rent/lease them in order to earn the cash flows related to the subject asset.

The resulting probability of success adjusted “excess earnings” were discounted to the present value using a 15% discount rate, which was based on iBio’s weighted average cost of capital.  The sum of the discounted excess earnings and the present value of the tax benefit related to amortization of the IBIO-101 indefinite-lived intangible indicated that the fair value was $5.9 million as of the June 30, 2025 valuation date. Given that the carrying amount of the asset was $5 million on June 30, 2025, it was concluded that no impairment existed.

No triggering events were identified during the three months ended September 30, 2025. We will continue to monitor the value of the IP as part of our annual accounting policy for impairment of long-lived assets. The primary impairment indicators that may arise in the near future are (1) any sustained decline in our common stock market price and (2) FDA decisions on similar competing technologies that are applying for Phase 1 approval.

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

Our remaining critical accounting estimates remain consistent with the information disclosed in the same section in our last annual report on Form 10-K for the year ended June 30, 2025.

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

We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates. See Note 3 – Summary of Significant Accounting Policies - for a complete discussion of our significant accounting policies and estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in the Annual Report. Except as described below, our risk factors as of the date of this Quarterly Report have not changed materially from those described in “Part I, Item 1A. Risk Factors” of our Annual Report.

We have incurred significant losses since our inception. We expect to incur losses during our next Fiscal year, we do not anticipate generating significant revenue for several years and may never achieve or maintain profitability.

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our  net loss from continuing operations was approximately ($5.7) million and ($4.0) million for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of approximately ($337.9) million. Based on the total cash and cash equivalents, and investments in debt securities of approximately $49.6 million at September 30, 2025, we believe that our current cash position is sufficient to fund our operations for at least 12 months from the date of filing this Quarterly Report. Despite this liquidity position, the history of significant losses, the negative cash flow from operations, and the dependence by us on our ability to obtain additional financing to fund our operations raised substantial doubt about our ability to continue as a going concern. In August 2025, we closed on an underwritten public offering raising gross proceeds of approximately $50 million. Our ability to generate future revenue is dependent on the successful development, regulatory approval, and commercialization of our product candidates, which are subject to significant risks and uncertainties, including clinical trial outcomes, FDA review timelines, and market acceptance.

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

Despite our receipt of approximately $46.4 million in net proceeds in connection with the 2025 Offering, we will need additional capital to fully implement our long-term business, operating and development plans as we do not anticipate that any of our product candidates will generate revenue in the next few years, if at all. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially.

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

The shutdown of the U.S. federal government may adversely affect our business.

A prolonged or recurring shutdown of the U.S. federal government may adversely affect our business operations and regulatory compliance. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of SEC staff to review filings, issue comments, or declare registration statements effective may delay our ability to complete public offerings, respond to comment letters, or obtain timely regulatory approvals. These delays could impact access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital and our stock price. We continue to monitor developments and adjust our regulatory strategies accordingly, but there can be no assurance that future shutdowns will not materially affect our operations or financial condition.

Changes or disruptions at the FDA and other government agencies caused by funding cuts, government shutdowns, personnel reductions, substantial changes in leadership and policy, or other changes or disruptions to these agencies’ operations could prevent these agencies from performing functions on which the operation of our business relies, including the timely review of filings, and any such disruptions and changes could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, staffing levels, and statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in the first several months of 2025, the U.S. government has, among other measures, issued executive orders and undertaken reductions in force that could adversely impact FDA staffing and resources. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shutdowns, or other disruptions to these agencies’ staffing and operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Currently, federal agencies in the United States are operating under a federal government shutdown due to the expiration of the continuing resolution that expired on September 30, 2025. The duration of the current government shutdown is unknown. In addition, the current U.S. administration is focused on reducing costs of the federal government generally, including significantly reducing the number of government employees. Without appropriation of additional funding to federal agencies, our business operations related to our product development activities for the U.S. market could be impacted. The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

Our business depends on timely interactions with the FDA, including the review of regulatory submissions, scheduling of formal meetings, and oversight of clinical trials. Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, policy changes and those related to the federal government shutdown, may result in reduced staffing or suspension of non-essential FDA operations, which could delay or cancel meetings with the FDA, hinder regulatory guidance, delay the implementation or enforcement of regulatory requirements in a timely fashion or at all, and postpone the review of IND applications, New Drug Applications (NDAs), and Biologics License Applications (BLAs). These disruptions may also affect the initiation, conduct, and monitoring of clinical trials, particularly those requiring FDA authorization or ongoing regulatory engagement. Interruptions in FDA activities could materially delay our development timelines, increase operational costs, and adversely impact our ability to complete our ongoing and planned clinical trials and to advance product candidates toward approval and commercialization. Any such delays or uncertainties may have a significant negative effect on our business, financial condition, and results of operations.

If the current U.S. federal government shutdown is prolonged or if the FDA, National Institutes of Health (“NIH”), SEC or the United States Patent and Trademark Office (“USPTO”) experiences significant decreases in funding or personnel, it could significantly impact the ability of the FDA to issue licenses needed for conduct of our clinical trials, the NIH to conduct research or provide grants, and the abilities of the FDA and the USPTO to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

We have previously applied for government grants to support some of our research and development activities for our product candidates.  A lapse in appropriations resulting in a government shutdown could materially disrupt the timing and availability of these funds. During such shutdowns, federal agencies may suspend the processing of new grant applications, delay reimbursements, or pause disbursements for existing awards. These interruptions could adversely affect our ability to complete our planned research and development activities. If federal funding continues to be delayed, reduced or canceled, we may need to seek alternative sources of financing, scale back research efforts, or defer planned initiatives, any of which could have a material adverse effect on our financial condition and results of operations. If we resume applying for government grants and do not obtain the grants we apply for we may not have sufficient funds to develop certain of our product candidates. Even if we obtain grant funding, the terms of the grant funding may be restrictive. Often government grants include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters.

There is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. Additionally, the new administration could also issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates. Complying with any new legislation and regulatory requirements could be time-intensive and expensive.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K, the Company has not sold any unregistered securities during the first quarter of fiscal year 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit No.	Description
3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 – File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 – File No. 001-35023)

3.3

Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.6

Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.7

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022 – File No. 000-53125)

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.9

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2022 – File No. 001-35023)

3.10

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – File No. 001-35023)

4.1

Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2025 – File No. 001-35023)

4.2

Form of Series G Warrant (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2025 – File No. 001-35023)

4.3

Form of Series H Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2025 – File No. 001-35023)

31.1*

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

iBio, Inc.
(Registrant)

Date: November 12, 2025	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer and Chief Scientific Officer Principal Executive Officer

Date: November 12, 2025	/s/ Felipe Duran
Felipe Duran
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer