Form 10-Q/A
period 2025-09-30
iBio, Inc.
filed 2025-11-17
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of November 10, 2025: 22,487,308

iBio, Inc.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of iBio, Inc. (the “Company”) for the quarter ended September 30, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2025 (the “Original 10-Q”). The purpose of this Amendment is to file a revised version of Exhibit 32.1 filed with the Original 10-Q.

The Company is filing revised Exhibit 32.1, (the “PEO Section 906 Certification”) in order to include certification language in paragraphs 1 and 2 that was inadvertently omitted from the PEO Section 906 Certification when originally filed. Except as expressly noted herein, this Amendment does not amend, update or change any other items or disclosures contained in the Original 10-Q, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date of the Original 10-Q or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-Q.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

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

*   Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: November 17, 2025	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer and Chief Scientific Officer Principal Executive Officer

Date: November 17, 2025	/s/ Felipe Duran
Felipe Duran
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer