Form 10-Q
period 2025-12-31
iBio, Inc.
filed 2026-02-10
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of February 9, 2026: 34,543,561.

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31,	June 30,
	2025	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,672	$8,582
Accounts receivable - trade, net of allowance for credit losses of $65 and $0 as of December 31, 2025 and June 30, 2025, respectively	—	—
Investments in debt securities (adjusted cost $24,016 and $0, respectively - see Note 6)	24,026	—
Subscription receivable	—	105
Prepaid expenses and other current assets	670	1,034
Total Current Assets	53,368	9,721

Restricted cash	228	210
Promissory note receivable	1,138	1,098
Finance lease right-of-use assets, net of accumulated amortization	—	68
Operating lease right-of-use asset	1,864	2,051
Fixed assets, net of accumulated depreciation	3,447	3,163
Intangible assets, net of accumulated amortization	4,338	6,848
Security deposits	10	26
Total Assets	$64,393	$23,185

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,654	$2,188
Accrued expenses	1,579	1,345
Finance lease obligations	—	53
Operating lease obligation - current portion	518	490
Equipment financing payable - current portion	—	64
Term promissory note	—	766
Contract liabilities	1,150	1,200
Total Current Liabilities	5,901	6,106

Operating lease obligation - net of current portion	1,932	2,199
Total Liabilities	7,833	8,305

Stockholders' Equity
Series 2022 Convertible Preferred Stock - $0.001 par value; 1,000,000 shares authorized at December 31, 2025 and June 30, 2025; 0 shares issued and outstanding as of December 31, 2025 and June 30, 2025	—	—
Common Stock - $0.001 par value; 275,000,000 shares authorized at December 31, 2025 and June 30, 2025; 30,053,070 and 19,349,201 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	30	19
Additional paid-in capital	403,457	347,085
Accumulated other comprehensive loss	10	—
Accumulated deficit	(346,937)	(332,224)
Total Stockholders’ Equity	56,560	14,880
Total Liabilities and Stockholders' Equity	$64,393	$23,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024

Revenue	$—	$200	$100	$200

Operating expenses:
Research and development	4,280	1,877	7,830	3,182
General and administrative	5,165	2,742	7,666	5,543
Total operating expenses	9,445	4,619	15,496	8,725

Operating loss	(9,445)	(4,419)	(15,396)	(8,525)

Other income (expense):
Interest income	493	112	760	286
Interest expense	(41)	(57)	(77)	(114)
Total other income	452	55	683	172

Net loss	$(8,993)	$(4,364)	$(14,713)	$(8,353)

Comprehensive loss:
Net loss	$(8,993)	$(4,364)	$(14,713)	$(8,353)
Other comprehensive gain - unrealized gain on debt securities	25	—	10	—

Comprehensive loss	$(8,968)	$(4,364)	$(14,703)	$(8,353)

Loss per common share - basic and diluted	$(0.09)	$(0.48)	$(0.19)	$(0.94)

Weighted-average common shares outstanding - basic and diluted - see Note 16	99,133	9,132	76,030	8,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands)

Six Months Ended December 31, 2025

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Total
Balance as of July 1, 2025	19,349	$19	$347,085	$—	$(332,224)	$14,880

Common stock issued	905	1	218	—	—	219
Vesting of RSUs	*	*	*	—	—	—
Share-based compensation	—	—	323	—	—	323
Issuance of pre-funded warrants	—	—	46,352	—	—	46,352
Unrealized loss on available-for-sale debt securities	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(5,720)	(5,720)

Balance as of September 30, 2025	20,254	$20	$393,978	$(15)	$(337,944)	$56,039

Common stock issued	9,798	10	3,641	—	—	3,651
Share-based compensation	—	—	253	—	—	253
Issuance of pre-funded warrants	—	—	5,585	—	—	5,585
Unrealized gain on available-for-sale debt securities	—	—	—	25	—	25
Net loss	—	—	—	—	(8,993)	(8,993)

Balance as of December 31, 2025	30,052	$30	$403,457	$10	$(346,937)	$56,560

* Represents amount less than 0.5 thousand.

Six Months Ended December 31, 2024

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of July 1, 2024	8,624	$9	$335,162	$(313,847)	$21,324

Common stock issued	2	*	4	—	4
Vesting of RSUs	12	*	—	—	—
Share-based compensation	—	—	415	—	415
Net loss	—	—	—	(3,989)	(3,989)

Balance as of September 30, 2024	8,638	$9	$335,581	$(317,836)	$17,754

Common stock issued	500	*	(1)	—	(1)
Exercise of stock options	18	*	31	—	31
Vesting of RSUs	12	*	—	—	—
Share-based compensation	—	—	475	—	475
Net loss	—	—	—	(4,364)	(4,364)

Balance as of December 31, 2024	9,168	$9	$336,086	$(322,200)	$13,895

* Represents amount less than 0.5 thousand.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Six Months Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(14,713)	$(8,353)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	576	890
Amortization of intangible assets	10	10
Amortization of finance lease right-of-use assets	68	136
Amortization of operating lease right-of-use assets	188	171
Depreciation of fixed assets	264	242
Accrued interest receivable on promissory note receivable	(39)	(33)
Amortization of premiums/(accretion of discounts) on debt securities	(88)	—
Provision for credit losses	65	—
Impairment of intangible assets	2,500	—
Changes in operating assets and liabilities:
Accounts receivable - trade	(65)	—
Prepaid expenses and other current assets	254	(30)
Prepaid expenses - noncurrent	—	(116)
Security deposit	16	—
Accounts payable	466	256
Accrued expenses	(119)	(944)
Operating lease obligations	(239)	(213)
Contract liabilities	(50)	400
Net cash used in operating activities	(10,906)	(7,584)

Cash flows from investing activities:
Purchases of debt securities	(23,928)	—
Payment received for interest and principal on promissory note receivable	—	712
Purchases of fixed assets	(548)	(1)
Net cash (used in) provided by investing activities	(24,476)	711

Cash flows from financing activities:
Proceeds from sales of common stock	219	4
Proceeds from sales of pre-funded warrants	55,948	—
Proceeds from the exercise of warrants	3,651	—
Payments made for costs to acquire capital	(3,659)	—
Payments for fractional shares after reverse stock split	—	—
Proceeds from the exercise of stock options	—	18
Subscription receivable	105	—
Payment of equipment financing loan	(64)	(86)
Payment of term promissory note	(657)	(104)
Payment of finance lease obligation	(53)	(146)
Net cash provided by (used in) financing activities	55,490	(314)

Net increase (decrease) in cash, cash equivalents and restricted cash	20,108	(7,187)
Cash, cash equivalents and restricted cash - beginning	8,792	14,425
Cash, cash equivalents and restricted cash - end	$28,900	$7,238

Schedule of non-cash activities:
Costs to raise capital included in accrued expenses	$357	$—
Reserves related to term promissory note included in prepaid expenses	$(109)	$—

Supplemental cash flow information:
Cash paid during the year for interest	$72	$114

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

Pre-Clinical Pipeline

iBio’s current therapeutics are all in preclinical development and it has not completed any clinical trials in humans for any therapeutic protein product candidate produced using its technology and there is a risk that the Company will be unsuccessful in developing or commercializing any product candidates.  iBio anticipates IBIO-600 will enter Phase 1a clinical trials in the first half of calendar 2026, marking a pivotal milestone for iBio as the first molecule generated from iBio’s AI Drug Discovery Platform to advance into clinical development.  In parallel, with iBio shifting its focus to IBIO-610, potentially the first long-acting antibody inhibiting Activin E, it has accelerated the development of IBIO-610 and anticipates the commencement of first human clinical trials in early calendar 2027.

The Company’s current pre-clinical product candidate pipeline is set forth below.

CARDIOMETABOLIC

IBIO-610
Long-Acting Activin E Antibody
Obesity

STAGE
Discovery | Optimization | IND Enabling | Phase 1

MILESTONES

IND equivalent filing expected in 2H 2026

First patient dosed expected in 1H 2027

CARDIOMETABOLIC

Myostatin x Activin A Bispecific
PH-HFpEF, Obesity

STAGE
Discovery | Optimization | IND Enabling | Phase 1

First patient dosed expected in 1H 2027

CARDIOMETABOLIC

IBIO-600 Long-Acting Myostatin Antibody
Obesity, SMA, Sarcopenia, Other muscle-loss disorders*

STAGE
Discovery | Optimization | IND Enabling | Phase 1

IND equivalent filing in 1H 2026

First patient dosed expected in 1H 2026

CARDIOMETABOLIC

Amylin Receptor
Obesity

STAGE
Discovery | Optimization | IND Enabling | Phase 1

PARTNERED WITH ASTRALBIO

CARDIOMETABOLIC

Target 4
Obesity

STAGE
Discovery | Optimization | IND Enabling | Phase 1

PARTNERED WITH ASTRALBIO

Programs are in-licensed from AstralBio, Inc

**Spinal Muscular Atrophy*

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

iBio’s discovery and development work is conducted at the Company’s San Diego research and development laboratory space, where its AI and ML scientists and biopharma researchers operate side by side. This close integration of disciplines enables rapid iteration between in silico design and wet-lab validation, compressing the timeline from hypothesis to lead selection. With the Company’s AI Drug Discovery Platform, focused pre-clinical pipeline, and growing scientific and leadership team, it is aiming to build a durable and differentiated position in obesity therapeutics—one designed to outlast the first wave and define what comes next.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

The Company has incurred net losses and generated negative cash flows from operations for many years. For the six months ended December 31, 2025, the Company incurred a net loss of approximately $14.7 million and had negative cash flows from operations of approximately $10.9 million. Historically, the Company’s liquidity needs have been met by the sale and issuances of its securities and the issuances of shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) through the exercise of warrants. As of December 31, 2025, iBio had total current assets of approximately $53.4 million, of which approximately $28.7 million was cash and cash equivalents and approximately $24.0 million was investments in debt securities. For the six months ended December 31, 2025, the Company has an operating capital deficit of $10.9 million which compares to the $7.6 million operating capital deficit it maintained for the six months ended December 31, 2024.

The history of significant losses, the negative cash flow from operations, and the dependence by the Company on its ability to obtain additional financing to fund its operations in the past raised substantial doubt about the Company's ability to continue as a going concern. In August 2025, the Company closed on an underwritten public offering raising gross proceeds of approximately $50 million. Additionally, the Company received gross proceeds of approximately $9.6 million from the exercise of warrants during the six months ended December 31, 2025. (See Note 15 - Stockholders’ Equity for additional information.) Based on the total cash and cash equivalents, and investments in debt securities of approximately $52.7 million at December 31, 2025 and the $26 million it raised in a private placement that closed on January 13, 2026 (see Note 21 – Subsequent Events for additional information), the Company believes that its current cash position is sufficient to fund its operations for at least 12 months from the date of filing this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025 (the “Quarterly Report”).

3.   Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include liquidity assertions, the valuation of intellectual property, the incremental borrowing rate utilized in the finance and operating lease calculations, legal and contractual contingencies, the valuation of the pre-funded warrants issued related to the extinguishment of a secured term loan, the valuation of the warrant issued as partial consideration related to a purchase and sale agreement, and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for credit losses. The Company provides for allowances for credit losses based on its estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. The Company held an allowance for credit losses of approximately $65,000 and $0 at December 31, 2025 and June 30, 2025, respectively. The Company had accounts receivable of $0 at June 30, 2024.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicate a loss will be incurred, a provision for the entire loss on the contract is made. At December 31, 2025 and June 30, 2025, the Company had no credit loss provisions.

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

For the three and six months ended December 31, 2025, revenue in the amount $0 and $100,000, respectively, was recognized for services provided to a collaborative partner. For the three and six months ended December 31, 2024, revenue in the amount of $200,000 was recognized for services provided to a collaborative partner.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At December 31, 2025, June 30, 2025 and June 30, 2024, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At December 31, 2025, June 30, 2025 and June 30, 2024 contract liabilities were $1,150,000, $1,200,000 and $200,000, respectively. The Company recognized revenue of $0 and $50,000, respectively, during the three and six months ended December 31, 2025 that was included in the contract liabilities balance as of June 30, 2025. The Company recognized revenue of $200,000 during the three and six months ended December 31, 2024 that was included in the contract liabilities balance as of June 30, 2024.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 2025 and June 30, 2025 consisted of money market accounts and debt securities purchased with original maturities of three months or less. Debt securities classified as cash equivalents were approximately $3.1 million and $0 at December 31, 2025 and June 30, 2025, respectively. Restricted cash at December 31, 2025 includes a letter of credit obtained related to the San Diego operating lease (see Note 14 – Operating Lease Obligations for additional information) and a Company purchasing card. The Company’s bank requires an additional 5% collateral held above the actual letters of credit issued for the San Diego lease and Company purchasing card. Restricted cash was approximately $0.2 million at both December 31, 2025 and June 30, 2025.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	December 31,	June 30,
	2025	2025
Cash and cash equivalents	$28,672	$8,582
Collateral held for letter of credit - San Diego lease	203	203
Collateral held for Company purchasing card	25	7
Total cash, cash equivalents and restricted cash	$28,900	$8,792

The collateral held for the letter of credit for the San Diego lease and the Company purchasing card are classified as noncurrent on the condensed consolidated balance sheets at December 31, 2025 and June 30, 2025.

Investments in Debt Securities

Investments in debt securities, which consist of government issued treasury bills, treasury notes and government sponsored discount notes, are classified as available-for-sale. These debt securities are classified as available-for-sale securities at the time of purchase as they represent funds readily available for current operations, and the Company has the ability to liquidate them at any time to meet operating cash needs, if necessary. Discounts and premiums paid when the debt securities are acquired are accreted/amortized to interest income over the terms of the debt securities.

Available-for-sale debt securities are recorded at fair value based on publicly available market information, with changes in fair value recognized as unrealized gains or losses in accumulated other comprehensive income. For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether a current expected credit loss exists based on publicly available market information. Expected credit losses are recorded in interest expense on the condensed consolidated statements of income and comprehensive loss. There were no credit losses on available-for-sale debt securities recognized for the three and six months ended December 31, 2025 or the year ended June 30, 2025.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

The Company maintains principally all cash balances in three financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At December 31, 2025 and June 30, 2025, amounts in excess of insured limits were approximately $1,006,000 and $2,177,000, respectively.

Revenue

During the three months ended December 31, 2025, the Company reported no revenue.  During the six months ended December 31, 2025, the Company reported revenue for services provided to one collaborative partner. During the three and six months ended December 31, 2024, the Company reported revenue for services provided to one collaborative partner.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which introduces a practical expedient that allows entities to assume that current conditions at the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This eliminates the need to incorporate macroeconomic forecasts for short term receivables. The ASU is effective for fiscal years beginning after December 15, 2025 (Fiscal 2027 for the Company), but early adoption is permitted. The Company does not expect the adoption of ASU 2025-05 to have a significant impact on its consolidated financial statements for the annual period ending June 30, 2027.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

4.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, subscription receivable, accounts receivable, and accounts payable in the Company’s condensed consolidated balance sheets approximated their fair values as of December 31, 2025 and June 30, 2025 due to their short-term nature. The carrying value of the promissory note receivable, term promissory note, equipment financing payable and finance lease obligations approximated fair value as of December 31, 2025 and June 30, 2025 as the interest rates related to the financial instruments approximated market.

The Company accounts for its investments in debt securities at fair value using Level 1 inputs (see Note 6 – Investments in Debt Securities for additional information). The following provides a description of the three levels of inputs that may be used to measure fair value under the standard, the types of plan investments that fall under each category, and the valuation methodologies used to measure these investments at fair value:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•	Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
•	Level 3 – Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

5. Significant Transactions

AstralBio License Agreements

Exclusive License Agreement (Myostatin Target): As a result of a collaboration between the Company and AstralBio, Inc. (“AstralBio”), on December 31, 2024, the Company exercised its first option and entered into an exclusive agreement related to myostatin (the “Myostatin License Agreement”) with AstralBio, pursuant to which AstralBio licensed to the Company, on an worldwide exclusive basis and with the right to grant sublicenses, the AstralBio Licensed Patents (as defined in the Myostatin License Agreement) and AstralBio Licensed Know-How (as defined in the Myostatin License Agreement) to develop, manufacture and commercialize and otherwise exploit any product directed to growth differentiation factor 8 (“GDF8”) (myostatin) that contains the licensed antibody targeting myostatin, now named IBIO-600, for research, diagnosis, treatment, prevention, or management of any disease or medical condition. (See Note 11 – Intangible Assets for additional information.) The Company is solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-600 in its discretion, subject to the terms of the License Agreement, and for all costs for all activities related to the development, manufacture and commercialization of IBIO-600 worldwide. IBIO-600 was identified by AstralBio using iBio’s proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.

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

Exclusive License Agreement (Activin E): On April 21, 2025, the Company entered into an exclusive agreement related to Activin E (the “Activin E License Agreement”) with AstralBio, pursuant to which AstralBio licensed to the Company, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Activin E License Agreement) and AstralBio Licensed Know-How (as defined in the Activin E License Agreement) to develop, manufacture and commercialize and otherwise exploit any product directed to Activin E that contains the licensed antibody targeting Activin E, now named IBIO-610, for research, diagnosis, treatment, prevention, or management of any disease or medical condition. (See Note 11 – Intangible Assets for additional information.) IBIO-610 was identified by AstralBio using the Company’s proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.

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

The Warrant

As part of the consideration for the purchase and sale of the rights set forth above, the Company issued Bryan Capital a Warrant to purchase 2,579 shares of Common Stock at an exercise price of $665 per share. The Warrant expires on October 10, 2026, is exercisable immediately, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits. Of the total shares that can be exercised under the Warrant, 579 of such shares were valued at $217,255 to reflect the final payment of rent due under the Sublease. The Warrant, as shown on the consolidated statements of equity, was recorded in additional paid-in capital with the corresponding activity included in the basis of the purchase price allocation of the Ground Lease Property acquired. See Note 15 – Stockholders’ Equity for additional information.

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

6.   Investments in Debt Securities

Investments in debt securities consist of AA and A rated government issued treasury bills, treasury notes and government sponsored discount notes bearing interest at rates from 3.55% to 4.625% with maturities from March 2026 to March 2027. The components of investments in debt securities are as follows (in thousands):

	December 31,	June 30,
	2025	2025
Adjusted cost	$24,016	$—
Gross unrealized losses	10	—
Fair value	$24,026	$—

The fair value of available-for-sale debt securities, by contractual maturity, as of December 31, 2025, was as follows (in thousands):

	December 31,	June 30,
Fiscal period ending:	2025	2025
2026	$21,557	$—
2027	2,469	—
	$24,026	$—

Net accretion of discounts on the debt securities purchased amounted to approximately $79,000 and $88,000 for the three and six months ended December 31, 2025, respectively. There was no amortization of premiums or accretion of discounts for three and six months ended December 31, 2024. There were no credit losses or impairment on available-for-sale debt securities recognized for the three and six months ended December 31, 2025 or the year ended June 30, 2025. See Note 3 - Summary of Significant Accounting Policies for additional information.

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

For the three months ended December 31, 2025 and 2024, interest income amounted to $20,000 and $14,000, respectively. For the six months ended December 31, 2025 and 2024, interest income amounted to $39,000 and $33,000, respectively. As of December 31, 2025 and June 30, 2025 the Note balance and accrued interest, which have been classified as long term, totaled approximately $1,138,000 and $1,098,000, respectively.

8.   Finance Lease ROU Assets

The Company assumed three equipment leases in September 2022 as part of the RubrYc asset acquisition (see Note 5 – Significant Transactions for additional information). During the first quarter of fiscal year 2026, the Company returned one and purchased one of the leased assets. The Company purchased the remaining leased asset during the second quarter of fiscal year 2026.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	December 31,	June 30,
	2025	2025
ROU - Equipment	$—	$814
Accumulated amortization	—	(746)
Net finance lease ROU assets	$—	$68

Amortization of finance lease ROU assets was approximately $0 and $68,000 for the three months ended December 31, 2025 and 2024, respectively. Amortization of finance lease ROU assets was approximately $68,000 and $136,000 for the six months ended December 31, 2025 and 2024, respectively.

9.   Operating Lease ROU Asset

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California (the “San Diego Lease”). Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000.  The net carrying amount of this ROU operating lease asset was $1,864,000 and $2,051,000 at December 31, 2025 and June 30, 2025, respectively. See Note 14 - Operating Lease Obligations for additional information.

10.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	December 31,	June 30,
	2025	2025

Building and improvements	$695	$695
Machinery and equipment	3,930	3,545
Office equipment and software	551	418
Construction in progress	30	—
	5,206	4,658
Accumulated depreciation	(1,759)	(1,495)
Net fixed assets	$3,447	$3,163

Depreciation expense reported was approximately $141,000 and $122,000 for the three months ended December 31, 2025 and 2024, respectively. Depreciation expense reported was approximately $264,000 and $242,000 for the six months ended December 31, 2025 and 2024, respectively.

11.   Intangible Assets

On August 23, 2021, the Company entered into a series of agreements with RubrYc (see Note 5 – Significant Transactions for additional information) whereby the Company, in exchange for a $7.5 million investment in RubrYc, acquired a worldwide exclusive license to certain antibodies that RubrYc developed under what it called its RTX-003 campaign, which are immuno-oncology antibodies that bind to the CD25 protein without interfering with the IL-2 signaling pathway thereby potentially depleting T-regulatory (Tregs) cells while enhancing T effector (Teffs) cells and encouraging the immune system to attack cancer cells. The Company accounted for this license as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. In addition, the Company also received preferred shares and an option for future collaboration licenses.

On September 16, 2022, the Company entered into an Asset Purchase Agreement with RubrYc pursuant to which it acquired substantially all of the assets of RubrYc. The assets acquired included the patented AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to CCR8, EGFRvIII, MUC16, CD3, and one additional immuno-oncology candidate.

On December 31, 2024, the Company entered into the Myostatin License Agreement with AstralBio (see Note 5 – Significant Transactions for additional information) pursuant to which AstralBio licensed to the Company, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents and AstralBio Licensed Know-How to Develop, Manufacture and Commercialize and otherwise exploit IBIO-600 for research, diagnosis, treatment, prevention, or management of any disease or medical condition. The Myostatin License Agreement will remain in effect at all times and thereafter, unless and until terminated earlier pursuant to the Myostatin License Agreement. The Company accounted for this license as an indefinite-lived intangible asset.

On April 21, 2025, the Company entered into the Activin E License Agreement with AstralBio (see Note 5 – Significant Transactions for additional information) pursuant to which AstralBio licensed to the Company, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents and AstralBio Licensed Know-How to Develop, Manufacture and Commercialize and otherwise exploit IBIO-610 for research, diagnosis, treatment, prevention, or management of any disease or medical condition. The Activin E License Agreement will remain in effect at all times and thereafter, unless and until terminated earlier pursuant to the Activin E License Agreement. The Company accounted for this license as an indefinite-lived intangible asset.

During the second quarter of fiscal year 2026, the Company began to actively market and identify partners for IBIO-101 and the other oncology programs acquired from RubrYc due to the Company’s therapeutic focus shift to precision antibodies in the cardiometabolic and obesity space. The market data collected indicated the full carrying value of IBIO-101 may not be recoverable. Accordingly, the Company engaged a third party to perform a valuation and concluded the fair value to be approximately $2.5 million. The Company recorded an impairment charge in general and administrative expenses of approximately $2.5 million for the three and six months ended December 31, 2025. No impairments were recorded in fiscal year 2025.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30,				December 31,
	2025	Amortization	Additions	Impairments	2025
Intellectual property – gross carrying value	$400	$—	$—	$—	$400
Intellectual property – accumulated amortization	(55)	(10)	—	—	(65)
Total definite lived intangible assets	345	$(10)	—	$—	335

Intellectual property – indefinite lived	5,003		—	(2,500)	2,503
Licenses – indefinite lived	1,500		—	—	1,500

Total net intangibles	$6,848		$—		$4,338

Amortization expense was approximately $5,000 for the three months ended December 31, 2025 and 2024. Amortization expense was approximately $10,000 for the six months ended December 31, 2025 and 2024.

See Note 3 - Summary of Significant Accounting Policies and Note 4 – Financial Instruments and Fair Value Measurement for additional information.

12.   Debt

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research and development laboratory space. The financing was payable in monthly installments of $16,230 through October 2025. At December 31, 2025, the balance owed under the financing was $0 and the Company has no further obligation outstanding under the lease agreement. At June 30, 2025, the balance owed under the financing was approximately $64,000. Interest incurred under the financing for the three months ended December 31, 2025 and 2024 totaled approximately $0 and $5,000, respectively. Interest incurred under the financing for the six months ended December 31, 2025 and 2024 totaled approximately $1,000 and $11,000, respectively.

Credit and Security Agreement

On January 16, 2024, the Company entered into a credit and security agreement (the “Credit and Security Agreement”) with Loeb Term Solutions LLC (“Lender”), for a term loan or equipment line of credit loan (the “Loan”) pursuant to which the Company issued to Lender a term promissory note in the principal amount of $1,071,572 (the “2024 Term Note”) bearing interest at the Prime Rate, as quoted in the Wall Street Journal plus 8.5% (the “Effective Rate”), for proceeds of $1,027,455 after payment of $42,863 to Lender as an origination fee, $1,173 for appraisal costs, and $75 for bank wire fees.

The 2024 Term Note provided for monthly payments of principal and interest based on a four-year amortization period, with a balloon payment of all principal, accrued interest and any other amounts due on the two-year anniversary of the 2024 Term Note. The Credit and Security Agreement granted to Lender a security interest in substantially all of the Company’s assets other than any intellectual property related to any of the Company’s filed patents (the “Loeb Collateral”) to secure the Company’s obligations under the 2024 Term Note. The 2024 Term Note was subject to a prepayment fee of: 4% of the principal amount being prepaid if the 2024 Term Note was prepaid during the first 12 months from its issuance, and 3% of the principal amount being prepaid if the 2024 Term Note was prepaid during the second 12 months from its issuance date.

The Company’s obligations to Lender under the 2024 Term Note and Credit Security Agreement were further secured by a validity guarantee, dated January 16, 2024 (the “Validity Guarantee”), executed by Dr. Martin Brenner and Felipe Duran in their individual capacity (the “Indemnitors”) for the benefit of Lender. The Validity Guarantee provides that the Indemnitors will indemnify the Lender from any loss or damage, including any actual, consequential or incidental loss or damage, suffered by Lender as a result of, or arising out of, among other things, any willful or intentional misrepresentation or gross negligence by the Company in connection with the Loan and any acts of fraud, conversion, misappropriation or misapplication of funds or proceeds of any Loeb Collateral by the Company or the Indemnitors.

The Credit and Security Agreement contained customary events of default. If an event of default occurred, the 2024 Term Note provided that regardless of whether the Lender elects to accelerate the maturity of the 2024 Term Note, the entire principal remaining unpaid hereunder shall thereafter bear interest at the rate equal to the Effective Rate plus 6% per annum.

The financing was payable in monthly installments of $30,710 through December 2025 and a balloon payment of approximately $652,000 in January 2026, which included approximately $9,000 of interest. The Company paid the remaining balance owed under the 2024 Term Note in full in December 2025, prior to the end of the financing term without incurring a pre-payment penalty. Accordingly, the balance owed under the financing was $0 at December 31, 2025. The balance owed under the financing at June 30, 2025 was approximately $766,000. Interest incurred under the financing for the three months ended December 31, 2025 and 2024 totaled approximately $38,000 and $39,000, respectively. Interest incurred under the financing for the six months ended December 31, 2025 and 2024 totaled approximately $70,000 and $80,000, respectively.

13.   Finance Lease Obligations

Equipment

The Company assumed three equipment leases that were accounted for as finance leases totaling approximately $814,000 as part of the RubrYc Asset Purchase Agreement (see Note 5 – Significant Transactions and Note 8 – Finance Lease ROU Assets for additional information). The monthly rental for the three leases was approximately $27,000 per month.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands).

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2025	2024
Finance lease cost:
Amortization of ROU assets	$—	$68
Interest on lease liabilities	—	6
Total lease cost	$—	$74

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$—	$74

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2025	2024
Finance lease cost:
Amortization of ROU assets	$68	$136
Interest on lease liabilities	1	14
Total lease cost	$69	$150

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$53	$146

	December 31,		June 30,
	2025		2025
Finance lease ROU assets	$—		$68
Finance lease obligation - current portion	$—		$53
Finance lease obligation - noncurrent portion	$—		$—
Weighted-average remaining lease term - finance lease	—	years	0.17	years
Weighted-average discount rate - finance lease obligation	—%		9.50%

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

As discussed above, the lease provides for scheduled increases in base rent and scheduled rent abatements. Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess (formerly classified as deferred rent) is shown as a reduction of the operating lease ROU asset in the accompanying condensed consolidated balance sheets. Rent expense for the San Diego facility commenced in fiscal year 2022, when the Company began making improvements to the San Diego facility.

The following tables present the components of lease expense and supplemental balance sheet information related to the operating lease obligation (in thousands).

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2025	2024
Operating lease cost:	$141	$141
Total lease cost	$141	$141

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$141	$141
Operating cash flows from operating lease obligation	$168	$163

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2025	2024
Operating lease cost:	$281	$282
Total lease cost	$281	$282

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$281	$282
Operating cash flows from operating lease obligation	$333	$323

Future minimum payments under the operating lease obligation are as follows (in thousands):

Fiscal year ending on December 31:	Principal	Imputed Interest	Total
2026	$518	$161	$679
2027	577	121	698
2028	643	77	720
2029	712	28	740
2030			—

Total minimum lease payments	2,450	$387	$2,837
Less: current portion	(518)
Long-term portion of minimum lease obligation	$1,932

15.   Stockholders’ Equity

Preferred Stock

The Company’s Board is authorized to issue, at any time, without further stockholder approval, up to one million shares of preferred stock. The Board of Directors has the authority to fix and determine the voting rights, rights of redemption and other rights and preferences of preferred stock.

Series 2022 Convertible Preferred Stock (“Series 2022 Preferred”)

On May 9, 2022, the Company’s Board created the Series 2022 Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Each share of Series 2022 Preferred was convertible at a ratio of one-for-one (1:1) into shares of the Common Stock on a pre-split basis. No shares of Series 2022 Preferred are issued and outstanding as of December 31, 2025 and June 30, 2025.

Common Stock

The number of authorized shares of the Company’s Common Stock is 275 million.

Recent issuances of Common Stock include the following:

Wainwright Underwriting

On December 6, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”).  Pursuant to the Underwriting Agreement, the Company agreed to sell to Wainwright, in a firm commitment underwritten offering (the “2022 Offering”) (i) 76,538 shares of Common Stock, (ii) pre-funded warrants (the “2022 Pre-Funded Warrants”) to purchase up to 91,730 shares of Common Stock, (iii) Series A Common Stock purchase warrants (the “Series A Warrants”) to purchase up to 168,269 shares of Common Stock and (iv) Series B Common Stock purchase warrants (the “Series B Warrants” and together with the Series A Warrants, the “2022 Warrants”) to purchase up to 168,269 shares of Common Stock.  The 2022 Offering closed on December 9, 2022.

Wainwright acted as the sole book-running manager for the 2022 Offering. The Company paid Wainwright an underwriting discount equal to 7.0% of the gross proceeds of the offering, and reimbursed Wainwright for the legal fees and certain expenses.  Pursuant to the Underwriting Agreement, the Company granted Wainwright a 30-day option to purchase up to an additional 25,240 shares of Common Stock and/or 2022 Warrants to purchase up to an additional 50,480 shares of Common Stock at the public offering price, less the underwriting discounts and commissions, solely to cover over-allotments. Wainwright elected to purchase 25,240 Series A Warrants and 25,240 Series B Warrants.

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

2023 Securities Purchase Agreement

On December 7, 2023, the Company closed a public offering (the “2023 Offering”) after it entered into a securities purchase agreement, dated December 5, 2023 (the “2023 Securities Purchase Agreement”) with certain purchasers identified on the signature pages of the 2023 Securities Purchase Agreement, pursuant to which the Company sold, in the 2023 Offering, (i) 600,000 shares of Common Stock, (ii) 1,650,000 pre-funded warrants (the “2023 Pre-Funded Warrants”) exercisable for an aggregate of up to 1,650,000 shares of Common Stock, (iii) 2,250,000 Series C common warrants (the “Series C Common Warrants”) exercisable for an aggregate of up to 2,250,000 shares of Common Stock, and (iv) 2,250,000 Series D common warrants (the “Series D Common Warrants,” and together with the Series C Common Warrants, the “Common Warrants”) exercisable for an aggregate of up to 2,250,000 shares of Common Stock. The combined purchase price of each share of Common Stock and the accompanying Common Warrants was $2.00 and the combined purchase price of each 2023 Pre-Funded Warrant and the accompanying Common Warrants was $1.9999, which is equal to the combined purchase price per share of Common Stock and accompanying Common Warrants, minus the exercise price of each 2023 Pre-Funded Warrant of $0.0001. A.G.P./Alliance Global Partners (“A.G.P.”) acted as lead placement agent, and Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”), acted as co-placement agent (A.G.P. and Brookline are referred to herein, collectively, as the “Placement Agents”) for the 2023 Offering.

The Company paid the Placement Agents an aggregate cash fee equal to 5.5% of the gross proceeds received by the Company from the sale of the securities in the 2023 Offering. Pursuant to the placement agency agreement, dated December 5, 2023, entered into by and between the Company and the Placement Agents (the “Placement Agency Agreement”), the Company also reimbursed the Placement Agents for their accountable offering-related legal expenses in an amount up to $75,000 and a non-accountable expense allowance of up to $15,000.

The Company received net proceeds of approximately $4 million in the 2023 Offering after deducting commissions and other issuance costs. Approximately $308,000 of issuance costs are reported in accrued expenses in the condensed consolidated balance sheet at December 31, 2025 and June 30, 2025.

On December 7, 2025, all Series C Common Warrants that were not exercised prior to such date expired.

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

ATM Agreement

On July 3, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets, LLC (“Chardan”) and Craig-Hallum Capital Group LLC (“Craig-Hallum,” together with Chardan, the “Sales Agents”) providing for the issuance and sale by the Company of its Common Stock, from time to time, through the Sales Agents, with certain limitations on the amount of Common Stock that may be offered and sold by the Company as set forth in the ATM Agreement. Offers and sales of shares of Common Stock by the Company, if any, under the ATM Agreement, are subject to the effectiveness of the Company’s shelf registration statement on Form S-3, filed with the SEC on July 3, 2024 which became effective on August 6, 2024. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement included in the Registration Statement is currently $7,350,000, which is based on the limitations of General Instruction I.B.6 of Form S-3 at the time of the filing of the ATM prospectus supplement, which limitations are no longer applicable to the Company.

Under the ATM Agreement, the Sales Agents for the Company sold 3,184,899 shares of Common Stock during the fiscal year ended June 30, 2025 and received approximately $2,617,000 in net proceeds. During the quarterly period ended September 30, 2025, 305,424 shares were sold under the ATM Agreement and the Company received net proceeds of approximately $219,000. No shares were sold under the ATM agreement during the three months ended December 31, 2025.

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

AstralBio Myostatin License Agreement

Pursuant to the License Agreement with AstralBio, 246,087 shares of Common Stock were issued on January 29, 2025 to settle the fixed upfront fee of $750,000 due to AstralBio. See Note 5 – Significant Transactions for additional information.

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

The Inducement Warrants have an exercise price of $0.86 per share, were exercisable upon issuance and will expire on the five-year anniversary of the date of issuance. The exercise price and the number of shares of Common Stock issuable upon exercise of each Inducement Warrant are subject to appropriate adjustments in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock. In addition, in certain circumstances, upon a Fundamental Transaction (as defined in the Inducement Warrants), a holder of Inducement Warrants will have the right to require the Company or a successor to purchase the Inducement Warrants for cash in the amount of the Black Scholes Value (as defined in the Inducement Warrants) of the unexercised portion of the Inducement Warrants.  However, if  the Fundamental Transaction is not in the Company’s control the holder of the Inducement Warrants will only be entitled to receive, upon consummation of the Fundamental Transaction, the same type or form of consideration valued at the Black Scholes value of the unexercised portion of the Inducement Warrants that is being offered and paid to the holders of Common Stock in connection with the Fundamental Transaction.

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

Leerink Underwriting

On August 19, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with Leerink Partners LLC (“Leerink”), as representative of the underwriters, relating to the offering, issuance and sale of pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase an aggregate of up to 71,540,000 shares of Common Stock of the Company and accompanying Series G warrants (the “Series G Warrants”) to purchase (i) an aggregate of up to 35,770,000  shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) and (ii) Series H warrants (the “Series H Warrants”) to purchase an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) (the “2025 Offering”). The combined public offering price per 2025 Pre-Funded Warrant and accompanying Series G Warrant was $0.699.

Each 2025 Pre-Funded Warrant and the pre-funded warrants issuable upon exercise of the Series G Warrants or Series H Warrants have an exercise price per share of Common Stock equal to $0.001 and are immediately exercisable from their date of issuance for one share of Common Stock, subject to certain beneficial ownership and other limitations. The Series G Warrants and Series H Warrants are exercisable from their date of issuance and have an exercise price equal to $0.70 per share of Common Stock (or $0.699 per pre-funded warrant) and in the case of the Series G Warrants, the accompanying Series H Warrant. The Series G Warrants will expire on the date that is the earlier of (i) 30 trading days following the Company’s public announcement, via a press release on a nationally recognized news wire or the filing of a Current Report on Form 8-K with the SEC, that an Investigational New Drug (an “IND”) application filed with the U.S. Food and Drug Administration (the “FDA”), a Clinical Trial Notification (a “CTN”) filed with the applicable foreign governmental body in Australia, a Clinical Trial Application (a “CTA”) filed with the European Medicines Agency (the “EMA”), or an equivalent submission filed with a foreign governmental body to initiate a clinical trial in any other foreign jurisdiction, has been accepted or has otherwise gone into effect, as applicable (such public filing or announcement, the “Trial Initiation Milestone”) and (ii) five years from the date of issuance. In addition, to the extent the proportion of the unexercised portion of the Series G Warrant relative to the originally issued Series G Warrant is greater than the proportion of the unexercised portion of the originally issued 2025 Pre-Funded Warrant relative to the originally issued 2025 Pre-Funded Warrant, each Series G Warrant will immediately expire in proportion to the extent that the corresponding 2025 Pre-Funded Warrant held by a holder is exercised prior to the occurrence of the Trial Initiation Milestone. When issued upon exercise of the Series G Warrants, the Series H Warrants will expire on the four-year anniversary of the closing date of the 2025 Offering. The beneficial ownership limitation for the 2025 Offering cannot exceed 19.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of warrant shares and become unexercisable above the limitation with no alternate cash settlement.

The Company evaluated the 2025 Offering under both ASC 480 and ASC 815-40 to determine if the warrants issued met all of the conditions for equity classification. The Company determined that the 2025 Offering met all of the conditions as the warrants issued were indexed to the Company’s own stock and met the fixed-for-fixed criteria. As such, the 2025 Offering was classified in additional paid-in capital and is not subject to re-measurement.

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

See Note 21 – Subsequent Events for additional information.

Vesting of Restricted Stock Units “RSUs”

During the first quarter of fiscal year 2026, RSUs for 11 shares of Common Stock were vested. No unvested RSUs remain at December 31, 2025.

Warrants

Bryan Capital

On November 1, 2021, the Company issued Bryan Capital a Warrant to purchase up to 2,579 shares of Common Stock at an exercise price of $665 per share. The Warrant was immediately exercisable, expires October 10, 2026, provides for a cashless exercise at any time and automatic cashless exercise on the expiration date if on such date the exercise price of the Warrant exceeds its fair market value as determined in accordance with the terms of the Warrant and adjustments in the case of stock dividends and stock splits.

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

During fiscal year 2023, 17,064 Series A Warrants and 89,059 Series B Warrants were exercised. The total proceeds from Series A and B Warrants exercised during the fiscal year ended June 30, 2023 was $2,207,000. No 2022 Warrants were exercised during the fiscal years ended June 30, 2024 and 2025.

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

On April 29, 2025, the Company entered into an Inducement Agreement with Holders of certain Existing Warrants, which included 144,230 Series A Warrants with an exercise price of $10.00 per share. Pursuant to the Inducement Agreement, the Holders of the 144,230 Series A Warrants agreed to exercise such warrants for cash to purchase an aggregate of 144,230 shares of Common Stock, at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of Nasdaq, as of the close of trading on April 28, 2025.

No Series A Warrants were exercised during the six months ended December 31, 2025.

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

The combined purchase price of each share of Common Stock and the accompanying Common Warrants was $2.00 and the combined purchase price of each 2023 Pre-Funded Warrant and the accompanying Common Warrants was $1.9999, which is equal to the combined purchase price per share of Common Stock and accompanying Common Warrants, minus the exercise price of each 2023 Pre-Funded Warrant of $0.0001. The Series C Common Warrants and the Series D Common Warrants have an exercise price of $2.00 per share and were immediately exercisable. The Series C Common Warrants expired two (2) years from the date of issuance and the Series D Common Warrants will expire five (5) years from the date of issuance.

During the fiscal year ended June 30, 2024, 1,650,000 2023 Pre-Funded Warrants, 1,178,500 Series C Common Warrants and 1,053,500 Series D Common Warrants were exercised for proceeds of $4,464,000.

During fiscal year ended June 30, 2025, 31,000 Series C Common Warrants and 156,000 Series D Common Warrants were exercised for proceeds of $374,000.

On April 29, 2025, the Company entered into an Inducement Agreement with Holders of certain Existing Warrants, which included 1,000,000 Series C Common Warrants with an exercise price of $2.00 per share and 1,000,000 Series D Common Warrants with an exercise price of $2.00 per share. Pursuant to the Inducement Agreement, the Holders of the 1,000,000 Series C Common Warrants and 1,000,000 Series D Common Warrants agreed to exercise such warrants for cash to purchase an aggregate of 2,000,000 shares of Common Stock, at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of Nasdaq, as of the close of trading on April 28, 2025.

On December 7, 2025, all Series C Common Warrants that were not exercised prior to such date expired.

Chardan Capital Markets

On April 1, 2024, the Company completed the Private Placement of (i) 2,701,315 shares of Common Stock, (ii) 2024 Pre-Funded Warrants to purchase up to 2,585,963 shares of Common Stock at an exercise price of $0.0001 per share, and (iii) Series E Warrants to purchase up to 5,287,278 shares of Common Stock at an exercise price of $2.64 per share. The Series E Warrants are exercisable at any time after the Initial Exercise Date at an exercise price of $2.64 per share and have a term of exercise equal to five years from the date of issuance. The combined purchase price for one share of Common Stock and the accompanying Series E Warrant was $2.85 and the purchase price for one 2024 Pre-Funded Warrant and the accompanying Series E Warrant was $2.849.

During the fiscal year ended June 30, 2025, 1,131,578 2024 Pre-Funded Warrants were exercised for proceeds of approximately $113.

On April 29, 2025, the Company entered into an Inducement Agreement with Holders of certain Existing Warrants, which included 3,482,455 Series E Warrants with an exercise price of $2.64 per share. Pursuant to the Inducement Agreement, the Holders of the 3,482,455 Series E Warrants agreed to exercise such warrants for cash to purchase an aggregate of 3,482,455 shares of Common Stock at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of Nasdaq, as of the close of trading on April 28, 2025.

During the first quarter of fiscal year 2026, 300,000 2024 Pre-Funded Warrants were exercised for proceeds of approximately $30.  During the second quarter of fiscal year 2026, the remaining 1,154,385 2024 Pre-Funded Warrants were exercised for proceeds of approximately $115.

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

On May 17, 2024, iBio CDMO, the Company and Woodforest entered into the Settlement Agreement which provided that iBio CDMO pay to Woodforest the proceeds of the sale of the Property under the purchase and sale agreement that iBio CDMO entered into with Texas A&M, pursuant to which iBio CDMO agreed to terminate the Ground Lease Agreement (the “2024 Purchase and Sale Agreement”) when received and determined in consultation with Woodforest the remaining balance due under the Credit Agreement (the “Indebtedness Deficiency Amount”). Thereafter, the Company issued to Woodforest upon receipt of NYSE American LLC approval a Pre-Funded Warrant to purchase up to 1,560,570 shares of Common Stock that expired upon full exercise thereof and was exercisable at a nominal exercise price equal to $0.0001 per share, which equaled the Indebtedness Deficiency Amount divided by $2.883 (the greater of the book value or the market value of Common Stock at the time the Settlement Agreement was executed). Pursuant to the Settlement Agreement, upon the closing of the sale of the Property under the 2024 Purchase and Sale Agreement, Woodforest purchased the Pre-Funded Warrant in satisfaction of the Indebtedness Deficiency Amount, and released the Company and iBio CDMO from any and all claims, debts, liabilities or causes of action it may have against them prior to such date, and the Company and iBio CDMO released Woodforest and its related parties from any and all claims, debts, liabilities or causes of action it may have against them prior to such date.

On May 31, 2024, in accordance with the terms of the Settlement Agreement entered into on May 17, 2024 with Woodforest in consideration of the payment in full of all Obligations (as such term is defined under the Credit Agreement) (a) iBio CDMO paid to Woodforest (i) $8,500,000, which it received from the sale of the Property under the 2024 Purchase and Sale Agreement, and (ii) approximately $915,000 from restricted cash which had previously been held by Woodforest, and (b) the Company issued Pre-Funded Warrant to purchase up to 1,560,570 shares of Common Stock (the “Pre-funded Warrant Shares”) to Woodforest exercisable at a nominal exercise price equal to $0.0001 per share. The Pre-Funded Warrant issued to Woodforest under the Settlement Agreement was subsequently assigned by Woodforest to Lynx1 Master Fund LP (“Lynx1”) on January 13, 2025.

During the first quarter of fiscal year 2026, Lynx1 elected a cashless exercise of 300,000 Pre-Funded Warrants. Pursuant to the terms of the Pre-Funded Warrant, upon such cashless exercise, 299,963 shares of Common Stock were issued to Lynx1 and 37 shares of Common Stock were returned to the Company as shares available to be issued. During the second quarter of fiscal year 2026, Lynx1 elected a cashless exercise of 1,260,570 Pre-Funded Warrants. Pursuant to the terms of the Pre-Funded Warrant, upon such cashless exercise, 1,260,488 shares of Common Stock were issued to Lynx1 and 82 shares of Common Stock were returned to the Company as shares available to be issued. Upon delivery of the shares of Common Stock to Lynx1, no further Pre-Funded Warrant Shares remain issuable under the Pre-Funded Warrant.

Inducement Agreement

On April 29, 2025, the Company entered into the Inducement Agreement with Holders of Existing Warrants wherein the Holders agreed to exercise certain Existing Warrants to purchase up to 5,626,685 shares of Common Stock at a reduced exercise price of $0.86 per share. In consideration of the Holders’ exercising the Existing Warrants for cash in accordance with the Inducement Agreement, the Company issued Inducement Warrants to purchase up to 11,253,370 shares of Common Stock, which was equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing Warrants, for consideration of $0.125 per Inducement Warrant. The Inducement Warrants have an exercise price of $0.86 per share, were exercisable upon issuance, and will expire on the five-year anniversary of the date of issuance.

During the second quarter of fiscal year 2026, 4,237,595 Inducement Warrants were exercised for proceeds of approximately $3.6 million.

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

During the second quarter of fiscal year 2026, 3,141,003 2025 Pre-Funded Warrants were exercised for proceeds of approximately $3,141.

During the second quarter of fiscal year 2026, 4,255,000 Series G Warrants were exercised whereby the holders elected to receive 4,250,000 pre-funded warrants in lieu of shares of Common Stock and 5,000 shares of Common Stock, together with 4,255,000 Series H Warrants for gross proceeds of approximately $3.0 million. The pre-funded warrants issued upon this election have an exercise price of $0.001 and are immediately exercisable.  Additionally, during the second quarter of fiscal year 2026, 4,250,000 Series H Warrants were exercised whereby the holders elected to receive 4,250,000 pre-funded warrants in lieu of shares of Common Stock for gross proceeds of approximately $3.0 million.

In conjunction with 2025 Underwriting Agreement, the Company agreed to pay the placement agents a fee equal to six percent (6%) of the cash exercise fee received by the Company for all cash exercises of warrants for a period of thirty (30) months following the close of the transaction. The fee is due no later than five (5) business days following each calendar quarter. The Company incurred fees on these proceeds totaling approximately $357,000 during the three months ended December 31, 2025 which is included in accrued expenses on the condensed consolidated balance sheets as of December 31, 2025.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Basic and diluted numerator:
Net loss - total	$(8,993)	$(4,364)	$(14,713)	$(8,353)

Basic and diluted denominator:
Weighted-average common shares outstanding	20,655	9,132	20,142	8,880
Weighted average pre-funded warrants assumed exercised	78,478	—	55,888	—
Total weighted-average common shares outstanding	99,133	9,132	76,030	8,880

Per share amount - total	$(0.09)	$(0.48)	$(0.19)	$(0.94)

In Fiscal 2026 and Fiscal 2025, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of December 31, 2025 and 2024, shares issuable which could potentially dilute future earnings were as follows:

	December 31,
	2025	2024

	(in thousands)
Stock options	1,542	1,058
Restricted stock units	—	12
Warrants	40,558	11,521
AstralBio Exclusive License Agreement	—	246
Shares excluded from the calculation of diluted loss per share	42,100	12,837

The December 31, 2025 data in the chart above does not include pre-funded warrants issuable upon exercise of the Series G Warrants (Series H Warrants) which have the potential to increase shares issuable by 31,515,000 shares and further dilute future earnings.

17.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Research and development	$17	$12	$35	$23
General and administrative	236	463	541	867
Total	$253	$475	$576	$890

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

In accordance with the provisions of the 2023 Plan, the Limit increased on January 1, 2025 by 458,383 shares of Common Stock for a total number of awards that can be made under the 2023 Plan of 1,658,383 shares. See Note 21 – Subsequent Events for additional information.

Under the 2023 Plan, 138,150 shares of Common Stock have been issued pursuant to past grants, 1,490,800 shares of Common Stock are reserved for past grants, and the remaining 29,433 shares of Common Stock are available for future grants as of December 31, 2025. See Note 21 – Subsequent Events for additional information regarding the increase of the Limit on January 1, 2026.

iBio, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”)

On December 9, 2020, the Company adopted the 2020 Plan for employees, officers, directors and external service providers. The total number of shares of Common Stock reserved under the 2020 Plan was 64,000 shares of Common Stock for issuance pursuant to the grant of new awards under the 2020 Plan. The 2020 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2020 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board of Directors and $1,500,000 for any non-executive chair of the Company’s Board of Directors should one be appointed. Notwithstanding the foregoing, the independent members of the Board may make exceptions to such limits in extraordinary circumstances. The term of the 2020 Plan will expire on the tenth anniversary of the date the 2020 Plan was approved by the stockholders.

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

Under the 2020 Plan, 23,240 shares of Common Stock have been issued pursuant to past exercises, 26,406 shares of Common Stock are reserved for past grants, and the remaining 14,354 shares of Common Stock will no longer be available for future grants as of December 31, 2025.

Stock Option Issuances - 2023 Plan

Issuances of stock options during the six months ended December 31, 2025 were as follows:

Grantee	Plan	# of Options	Exercise Price	Vesting	Term
Employee	2023 Plan	1,000	$1.83	25% 1st year and quarterly thereafter	10 years
Directors	2023 Plan	81,000	$1.00	Monthly over one year	10 years
Executive Officers	2023 Plan	310,000	$0.893	25% 1st year and quarterly thereafter	10 years
Total		392,000

See Note 21 – Subsequent Events for additional information.

The Company estimated the fair value of options granted during the six months ended December 31, 2025 using the Black-Scholes option pricing model with the following assumptions:

Weighted-average risk-free interest rate	3.64% - 3.8%
Dividend yield	0%
Volatility	232.88% - 233.93%
Expected term (in years)	5.7 - 6

RSUs

No RSUs were granted during the six months ended December 31, 2025.

18.   Income Taxes

The Company recorded no income tax expense for the three and six months ended December 31, 2025 and 2024 because the estimated annual effective tax rate was zero. As of December 31, 2025, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

19.   Commitments and Contingencies

CRO Agreements

In fiscal year 2025 and 2026, the Company entered into agreements with five contract research organizations (“CROs”) for chemistry, manufacturing, and controls (CMC) development, non-clinical toxicology and related studies to advance IBIO-600 and IBIO-610 towards clinical testing. The Company incurred costs of approximately $2.5 million and $4.4 million for the three and six months ended December 31, 2025, respectively, and has incurred total costs of approximately $6.5 million since the projects’ inception. The Company is committed to additional costs totaling approximately $5.7 million as of the date of this Quarterly Report.

20.   Employee 401(k) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(k) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended December 31, 2025 and 2024, employer contributions made to the Plan totaled approximately $46,000 and $17,000, respectively. For the six months ended December 31, 2025 and 2024, employer contributions made to the Plan totaled approximately $106,000 and $52,000, respectively.

21.   Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date through the date of filing this Quarterly Report. During this period, there were no material subsequent events requiring disclosure except as discussed below.

2023 Plan

In accordance with the provisions of the 2023 Plan, the Limit increased on January 1, 2026 by 1,502,653 shares of Common Stock for a total number of awards that can be made under the 2023 Plan of 3,161,036 shares.

Stock Options

During the first quarter of fiscal year 2026, the Board approved stock option awards under the 2023 Plan to various employees to purchase an aggregate of up to 1,226,000 shares of Common Stock at exercise prices between $2.15 and $2.23 per share, which included a grant of 479,000 stock options to the Company’s Chief Executive Officer, a grant of 179,000 stock options to the Company’s Chief Financial Officer, and a grant of 146,000 stock options to the Company’s Chief Legal Officer. The options vest 25% after one year and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

2025 Pre-Funded Warrants

In January 2026, 1,079,391 2025 Pre-Funded Warrants were exercised for proceeds of approximately $1,079.

2026 PIPE

On January 8, 2026, the Company entered into a securities purchase agreement (the “2026 Purchase Agreement”) with certain institutional investors (the “2026 Investors”), pursuant to which the Company agreed to issue and sell to the 2026 Investors, in a Private Placement priced at-the-market consistent with the rules of Nasdaq (the “2026 Private Placement”) an aggregate of 1,408,481 shares of Common Stock and, in lieu of shares, pre-funded warrants to purchase up to an aggregate of 9,653,257 shares of Common Stock (the “Pre-Funded Warrant Shares”). The purchase price per share of Common Stock was $2.35. The purchase price per Pre-Funded Warrant was $2.349, which is equal to the purchase price per share of Common Stock, minus the exercise price of $0.001 for each pre-funded warrant.

The 2026 Private Placement closed on January 13, 2026 (the “Closing Date”). The Company received aggregate gross proceeds from the 2026 Private Placement of approximately $26 million, before deducting the placement agent commissions and estimated offering expenses payable by the Company.

The pre-funded warrants have an exercise price equal to $0.001 per share. The pre-funded warrants are exercisable at any time after their date of issuance and will not expire until exercised in full. The pre-funded warrants provide that a holder of pre-funded warrants will not have the right to exercise any portion of its pre-funded warrants if such holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) of the Exchange Act, would beneficially own in excess of 4.99%, or, at the option of each 2026 Investor, 9.99%, of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving notice to the Company, with any such increase not taking effect until the sixty-first day after such notice is delivered to the Company but not to any percentage in excess of 9.99%. The pre-funded warrants may be exercised on a cashless basis if, at the time of exercise, there is no effective registration statement or the prospectus contained therein is not available for the issuance of the Pre-Funded Warrant Shares. The exercise price and number of Pre-Funded Warrant Shares are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events.

The 2026 Purchase Agreement prohibits the Company, with certain limited exceptions, from issuing any shares of Common Stock or Common Stock Equivalents (as defined in the 2026 Purchase Agreement), effecting a reverse stock split, recapitalization, share consolidation reclassification or similar transaction, or filing any registration statement (other than the Resale Registration Statement (defined below) as required pursuant to the Registration Rights Agreement, discussed below, or a registration statement on Form S-8), until the earlier of: (i) 60 days after the Closing Date; and (ii) the business day immediately following the effective date of the 2026 Resale Registration Statement (defined below).

In connection with the 2026 Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the 2026 Investors, dated January 8, 2026, pursuant to which the Company agreed to register for resale the shares of Common Stock issued in the 2026 Private Placement and the Pre-Funded Warrant Shares held by the 2026 Investors (the “Registrable Securities”). Under the Registration Rights Agreement, the Company has agreed to file a registration statement (the “2026 Resale Registration Statement”) covering the resale of the Registrable Securities as promptly as reasonably practicable and in any event no later than 60 days after the Closing Date. The Company has agreed to use its commercially reasonable efforts to cause the 2026 Resale Registration Statement to become effective at the earliest possible date but no later than the earlier of: (a) the 75th calendar day following the initial filing date of the 2026 Resale Registration Statement if the SEC notifies the Company that it will “review” the 2026 Resale Registration Statement and (b) the fifth business say after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that the 2026 Resale Registration Statement will not be “reviewed” or will not be subject to further review. The Company has agreed to use reasonable best efforts to keep the 2026 Resale Registration Statement continuously effective pursuant to Rule 415 promulgated under the Securities Act of 1933, as amended, and available for the resale by the 2026 Investors of all of the Registrable Securities covered thereby at all times until the earliest to occur of the following events: (i) the date on which the 2026 Investors have resold all the Registrable Securities covered thereby; and (ii) the date on which the Registrable Securities may be resold by the 2026 Investors pursuant to Rule 144 without restriction. The Company has agreed to be responsible for all fees and expenses incurred in connection with the registration of the Registrable Securities. The Company filed the 2026 Resale Registration Statement with the SEC on January 30, 2026.

Inducement Warrants

In February 2026, 2,002,619 Inducement Warrants were exercised for proceeds of approximately $1.7 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025 (this “Quarterly Report”) and in our annual report on Form 10-K for the year ended June 30, 2025 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2025. Unless the context requires otherwise, references in this Quarterly Report to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

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

We believe the future treatment for obesity lies not just in overall weight loss—but in targeted weight loss. Current interventional therapies, such as glucagon-like peptide-1 (“GLP-1”) receptor agonists have ushered in a breakthrough era, yet challenges remain: muscle loss, fat regain after treatment cessation, and long-term tolerability. We are developing second-generation therapies aimed to meet these unmet needs, using the power of AI-guided antibody design and advanced screening technologies.

Our obesity strategy is built on three key principles. First, we aim to develop next-generation antibody therapeutics addressing limitations of currently approved treatments, offering options with a goal to preserve muscle mass, target fat selectively, and provide durable weight loss with improved tolerability. Second, we are focusing on targets with strong human validation, which we believe both helps reduce development risk and increase the likelihood of clinical success. Lastly, we are applying our integrated AI Drug Discovery Platform and deep scientific expertise to rapidly generate development-ready biologics, enabling it to move with speed and precision in a competitive and fast-evolving field. Our current therapeutics are all in preclinical development and we have not completed any clinical trials in humans for any therapeutic protein product candidate produced using our technology and there is a risk we will be unsuccessful in developing or commercializing any product candidates.   We anticipate IBIO-600 will enter Phase 1a clinical trials in the first half of calendar 2026, marking a pivotal milestone for us as the first molecule generated from our technology platform to advance into clinical development.  In parallel, with shifting our focus to IBIO-610, potentially the first long-acting antibody inhibiting Activin E, we have accelerated the development of IBIO-610 and anticipate the commencement of first human clinical trials in early calendar 2027.

Our discovery and development work is conducted at our San Diego research and development (“R&D”) laboratory space, where our AI and ML scientists and biopharma researchers operate side by side. This close integration of disciplines enables rapid iteration between in silico design and wet-lab validation, compressing the timeline from hypothesis to lead selection. With our AI Drug Discovery Platform, focused pre-clinical pipeline, and growing scientific and leadership team, we are building a durable and differentiated position in obesity therapeutics—one designed to outlast the first wave and define what comes next.

Our approach to the evolving needs in obesity treatment is facilitated by our fully integrated antibody discovery platform, designed from the ground up for precision, speed and developability. At the core of our AI Drug Discovery Platform is an AI-enabled epitope steering engine enabling us to precisely direct antibodies to functional hotspots on even the most challenging targets—often considered "undruggable." When combined with our antibody optimization platform, which deeply integrates generative AI tools with mammalian display technology, we can progress from concept to development-ready antibody in as little as seven months.

Our strategic approach to fulfilling our mission is outlined as follows:

●	Disease area strategy rests on three pillars:
o	Therapeutic Focus: Develop potential therapies that either complement or follow GLP-1 treatment, or provide well-tolerated monotherapy alternatives for patients unable or unwilling to remain on GLP-1s.
o	Target Selection: Prioritize targets with strong human validation – genetic or pharmacologic – to reduce development risk and increase the likelihood of achieving first- or best-in-class outcomes.
o	Competitive Edge: Leverage the integration of our AI-driven discovery platform, domain expertise, experienced personnel and advancing preclinical pipeline to accelerate differentiation and unlock targets others cannot.

●	Capital efficient business approach: Our strategic business approach is structured around the following pillars of value creation:
o	Developing and Advancing our In-house Preclinical Programs Cost Effectively: Drug discovery and clinical advancement of our pipeline remain central to our success. We continue to advance programs in obesity and cardiometabolic diseases with the goal of becoming a clinical-stage company, while also evaluating potential partnerships around select obesity assets to maximize their value and accelerate development timelines.
o	Strategic Collaborations: We continue to pursue selective strategic collaborations using our existing portfolio of obesity and immuno-oncology assets, in order to accelerate our preclinical programs efficiently.
o	Out-Licensing in Diverse Therapeutic Areas: We are evaluating opportunities for out-licensing our AI Drug Discovery Platform to broaden the use of our platform technologies beyond our core focus areas of obesity and cardiometabolic disease. These opportunities include potential partnerships in therapeutic areas such as immunology, inflammation, pain, and vaccines. Through such arrangements, we aim to provide partners with access to our AI-based discovery and screening technologies while generating potential revenue streams and maintaining operational focus on our internal research and development priorities.

In essence, we believe we are sculpting a future where cutting-edge AI-driven biotechnology propels the discovery of intricate biologics, fostering partnerships, accelerating innovation, and propelling the advancement of science.

Our current pre-clinical product candidate pipeline is set forth below.

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

IBIO-610 was evaluated in a pharmacokinetic (“PK”) preclinical study in obese, mature non-human primates (“NHPs”) to characterize systemic exposure and clearance following a single intravenous administration. Serum concentrations were measured at defined intervals post-dose to generate a time-concentration profile. PK analysis demonstrated IBIO-610 exhibited a terminal half-life of approximately 33.2 days in NHPs, consistent with expectations for a half-life extended antibody of this class. Using multiple allometric scaling approaches, the projected half-life in humans is estimated to fall within a range of 47 up to 100 days, supporting the potential for infrequent, long-acting dosing in clinical settings.  Following the NHP pharmacokinetic study, we initiated CMC and nonclinical toxicology activities to support the advancement of IBIO-610 toward clinical development. Stable cell line development is ongoing, with process development proceeding in parallel. Dose range finding toxicology studies have been initiated in parallel in relevant species.

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

The study consisted of six NHPs, sorted randomly into the low and high dose groups. IBIO-600 promoted an increase in lean mass and a reduction in fat mass from baseline values. Standard PK calculations indicated the half-life of IBIO-600 in NHPs was approximately 52.4 days. By using multiple allometric scaling approaches, we estimated the half-life in humans of IBIO-600 as falling with a range of 74-147 days.

Following the NHP pharmacokinetic study, we initiated CMC and nonclinical toxicology activities to support the advancement of IBIO-600 toward clinical development. We have completed manufacturing and fill/finish of a GMP batch of IBIO-600, with long term stability testing ongoing.  To continue development of IBIO-600 after the completion of CMC and nonclinical toxicology testing, we have contracted with a CRO to advance IBIO-600 into first-in-human clinical testing.  In parallel, we launched a nonclinical toxicology program, initiating both rat and NHP dose range-finding studies, as well as rat and NHP GLP studies. All studies are progressing as planned.

As we continue developing IBIO-600, we are actively seeking a development partner to help accelerate its clinical progression in sarcopenia, muscle loss disorders, and obesity, maximizing the therapeutic and commercial potential of this unique, long-acting anti-myostatin/GDF11 antibody.

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

As a result of this collaboration with AstralBio, we exercised our first option and entered into the Myostatin License Agreement with AstralBio, pursuant to which AstralBio licensed to us, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Myostatin License Agreement) and AstralBio Licensed Know-How (as defined in the Myostatin License Agreement) to develop, manufacture and commercialize and otherwise exploit IBIO-600 for research, diagnosis, treatment, prevention, or management of any disease or medical condition. We are solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-600 in our discretion, subject to the terms of the License Agreement, and for all costs for all activities related to the development, manufacture and commercialization of IBIO-600 worldwide.  IBIO-600 was identified by AstralBio using our proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.  In parallel, we initiated a bispecific antibody program targeting myostatin/activin A to treat obesity and cardiometabolic disorders, leveraging our proprietary technology stack as well as the technology of IBIO-600.

In April 2025, we exercised our second option and entered into the Activin E License Agreement with AstralBio, pursuant to which AstralBio licensed to us, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Activin E License Agreement) and AstralBio Licensed Know-How (as defined in the Activin E License Agreement) to develop, manufacture and commercialize and otherwise exploit IBIO-610 for research, diagnosis, treatment, prevention, or management of any disease or medical condition.  We are solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-610 in our discretion, subject to the terms of the Activin E License Agreement, and for all costs for all activities related to, the development, manufacture and commercialization of IBIO-610 worldwide.

We continue to seek to advance of our preclinical immune-oncology candidates with potential as standalone or combination therapies while seeking partnerships for IBIO-600 in the most competitive areas that will likely require combination therapy.  Further, we continue to seek out opportunities for future collaborations using our AI Drug Discovery Platform.

Recent Developments

Private Placement

On January 13, 2026 (the “Closing Date”), pursuant to the terms of the securities purchase agreement (the “2026 Purchase Agreement”) that we entered into on January 8, 2026 with certain investors (the “2026 Investors”), we issued and sold to the 2026 Investors in a private placement (the “2026 Private Placement”) an aggregate of 1,408,481 shares of our common stock, par value $0.001 per share (the “Common Stock”) and, in lieu of shares, pre-funded warrants (the “2026 Pre-Funded Warrants”) to purchase up to an aggregate of 9,653,257 shares of Common Stock (the “2026 Pre-Funded Warrant Shares”). The purchase price per share was $2.35. The purchase price per pre-funded warrant was $2.349, which is equal to the purchase price per share, minus the exercise price of $0.001 for each pre-funded warrant.

We received aggregate gross proceeds from the 2026 Private Placement of approximately $26 million, before deducting the placement agent commissions and estimated offering expenses payable by us.

The 2026 Pre-Funded Warrants have an exercise price equal to $0.001 per share, are exercisable at any time after their date of issuance and will not expire until exercised in full. The 2026 Pre-Funded Warrants provide that a holder of the 2026 Pre-Funded Warrants will not have the right to exercise any portion of its 2026 Pre-Funded Warrants if such holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) of the Exchange Act, would beneficially own in excess of 4.99%, or, at the option of each 2026 Investor, 9.99%, of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving notice to us, with any such increase not taking effect until the sixty-first day after such notice is delivered to us but not to any percentage in excess of 9.99%. The 2026 Pre-Funded Warrants may be exercised on a cashless basis if, at the time of exercise, there is no effective registration statement or the prospectus contained therein is not available for the issuance of the 2026 Pre-Funded Warrant Shares. The exercise price and number of 2026 Pre-Funded Warrant Shares are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events.

The 2026 Purchase Agreement prohibits us, with certain limited exceptions, from issuing any shares of Common Stock or Common Stock Equivalents (as defined in the 2026 Purchase Agreement), effecting a reverse stock split, recapitalization, share consolidation reclassification or similar transaction, or filing any registration statement (other than the 2026 Resale Registration Statement (defined below) as required pursuant to the Registration Rights Agreement, discussed below, or a registration statement on Form S-8), until the earlier of: (i) 60 days after the Closing Date; and (ii) the business day immediately following the effective date of the 2026 Resale Registration Statement (defined below).

In connection with the 2026 Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the 2026 Investors, dated January 8, 2026, pursuant to which we agreed to register for resale the shares of Common Stock issued in the 2026 Private Placement and the Pre-Funded Warrant Shares held by the 2026 Investors (the “Registrable Securities”). Under the Registration Rights Agreement, we agreed to file a registration statement (the “2026 Resale Registration Statement”) covering the resale of the Registrable Securities as promptly as reasonably practicable and in any event no later than 60 days after the Closing Date. We agreed to use commercially reasonable efforts to cause the 2026 Resale Registration Statement to become effective  at the earliest possible date but no later than the earlier of: (a) the 75th calendar day following the initial filing date of the 2026 Resale Registration Statement if the SEC notifies us that it will “review” the 2026 Resale Registration Statement and (b) the fifth business say after the date we are notified (orally or in writing, whichever is earlier) by the SEC that the 2026 Resale Registration Statement will not be “reviewed” or will not be subject to further review. We agreed to use reasonable best efforts to keep the 2026 Resale Registration Statement continuously effective pursuant to Rule 415 promulgated under the Securities Act, and available for the resale by the 2026 Investors of all of the Registrable Securities covered thereby at all times until the earliest to occur of the following events: (i) the date on which the 2026 Investors have resold all the Registrable Securities covered thereby; and (ii) the date on which the Registrable Securities may be resold by the 2026 Investors pursuant to Rule 144 without restriction. We agreed to be responsible for all fees and expenses incurred in connection with the registration of the Registrable Securities.  We filed the 2026 Resale Registration Statement with the SEC on January 30, 2026 and declared effective by the SEC on February 9, 2026.

Liquidity and Capital Resources

We have incurred net losses and generated negative cash flows from operations for many years. For the six months ended December 31, 2025, we incurred a net loss of approximately $14.7 million and had negative cash flows from operations of approximately $10.9 million. Historically, our liquidity needs have been met by the sale and issuances of securities and the issuances of shares of Common Stock through the exercise of warrants. As of December 31, 2025, we had total current assets of approximately $53.4 million, of which approximately $28.7 million was cash and cash equivalents and approximately $24.0 million was investments in debt securities. For the six months ended December 31, 2025, we had an operating capital deficit of $10.9 million which compares to the $7.6 million operating capital deficit we maintained for the six months ended December 31, 2024.

Based on the total cash and cash equivalents, and investments in debt securities of approximately $52.7 million at December 31, 2025, we believe that our current cash position is sufficient to fund our operations for at least 12 months from the date of filing this Quarterly Report.

Despite this liquidity position, the history of significant losses, the negative cash flow from operations, and the dependence by us on our ability to obtain additional financing to fund our operations raised substantial doubt about our ability to continue as a going concern. In August 2025, we closed on an underwritten public offering raising gross proceeds of approximately $50 million and in January 2026, we closed 2026 Private Placement raising gross proceeds of approximately $26 million. Our ability to generate future revenue is dependent on the successful development, regulatory approval, and commercialization of our product candidates, which are subject to significant risks and uncertainties, including clinical trial outcomes, review timelines of the U.S. Food and Drug Administration (the “FDA”), and market acceptance.

Results of Operations – Comparison of the three months ended December 31, 2025 and 2024

Revenue

Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on advancing our AI-driven discovery platform to develop molecules against hard to drug targets. To date this platform has not generated any material revenue, though we may realize revenue from it in the future. No revenue was recognized during the three months ended December 31, 2025. Revenue in the amount of $0.2 million was recognized for services provided to a collaborative partner during the three months ended December 31, 2024.

Research and Development Expenses (“R&D”)

R&D expenses for the three months ended December 31, 2025 and 2024 were $4.3 million and $1.9 million, respectively, an increase of approximately $2.4 million. The increase in R&D expenses is mainly due to increased spending on consultants and outside services supporting the Company’s R&D efforts, including NHP studies and CMC activities, and an increase in people costs as a result of advancing research activities for our IBIO-600 and IBIO-610 programs and other preclinical pipeline assets. The increased spend was partially offset by decreased spending on consumable supplies.

General and Administrative Expenses (“G&A”)

G&A expenses for the three months ended December 31, 2025 and 2024 were approximately $5.2 million and $2.7 million, respectively, an increase of approximately $2.5 million. The increase is primarily attributable to the impairment of the Company’s indefinite lived intangible asset IBIO-101.

Total Operating Expenses

Total operating expenses, consisting primarily of G&A expenses and R&D expenses, for the three months ended December 31, 2025 were approximately $9.4 million, compared to approximately $4.6 million in the same period of fiscal year 2025.

Net Loss

Our net loss for the three months ended December 31, 2025 was $9.0 million, or $0.09 per share of Common Stock, compared to our net loss of approximately $4.4 million, or $0.48 per share of Common Stock for the three months ended December 31, 2024.

Results of Operations – Comparison of the six months ended December 31, 2025 and 2024

Revenue

Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on advancing our AI-driven discovery platform to develop molecules against hard to drug targets. To date this platform has not generated any material revenue, though we may realize revenue from it in the future. Revenue in the amount of $0.1 million was recognized for services provided to a collaborative partner during the six months ended December 31, 2025. Revenue in the amount of $0.2 million was recognized for services provided to a collaborative partner during the six months ended December 31, 2024.

R&D

R&D expenses for the six months ended December 31, 2025 and 2024 were $7.8 million and $3.2 million, respectively, an increase of approximately $4.6 million. The increase in R&D expenses is mainly due to increased spending on consultants and outside services supporting the Company’s R&D efforts, including NHP studies and CMC activities, for our IBIO-600 and IBIO-610 programs and other preclinical pipeline assets.

G&A

G&A expenses for the six months ended December 31, 2025 and 2024 were approximately $7.7 million and $5.5 million, respectively, an increase of approximately $2.2 million. The increase is primarily attributable to the impairment of the Company’s indefinite lived intangible asset, IBIO-101, offset by a reduction in consulting expense and accounting fees.

Total Operating Expenses

Total operating expenses, consisting of R&D expenses and G&A expenses, for the six months ended December 31, 2025 were approximately $15.5 million, compared to approximately $8.7 million in the same period of fiscal year 2025.

Net Loss

Our net loss for the six months ended December 31, 2025 was $14.7 million, or $0.19 per share of Common Stock, compared to our net loss of approximately $8.4 million, or $0.94 per share of Common Stock for the six months ended December 31, 2024.

Uses of Cash and Funding Requirements

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $10.9 million for the six months ended December 31, 2025, compared to $7.6 million for the six months ended December 31, 2024. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities of approximately $24.5 million for the six months ended December 31, 2025 was due to the purchase of debt securities and the purchase of fixed assets. Net cash provided by investing activities was approximately $0.7 million for the six months ended December 31, 2024.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities during the six months ended December 31, 2025, was approximately $55.5 million and was primarily attributable to the net proceeds from the sale of securities primarily from the underwritten public offering that we consummated in August 2025, pursuant to which we received net proceeds of approximately $46.4 million, and warrant exercise proceeds of approximately $9.5 million, partially offset by payments towards debt, including the term promissory note, equipment financing loan, and finance lease obligations. Net cash used in financing activities was approximately $0.3 million for the six months ended December 31, 2024.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of December 31, 2025, our accumulated deficit was approximately $346.9 million and we used approximately $10.9 million of cash for operating activities during the six months ended December 31, 2025. As of December 31, 2024, our accumulated deficit was approximately $322.2 million and we used approximately $7.6 million of cash for operating activities during the six months ended December 31, 2024. Our current cash, cash equivalents and investments in debt securities of approximately $52.7 million as of December 31, 2025 in addition to the net proceeds of approximately $24.4 million from the 2026 Private Placement, is anticipated to be sufficient to support operations into the third quarter of fiscal year 2028.

We plan to fund our future business operations using cash on hand, through proceeds realized in connection with the commercialization of our technologies, through potential proceeds from the sale or out-licensing of assets, collaborations, and through proceeds from the sale of additional equity or other securities and exercise of outstanding warrants. However, there can be no assurance that we will be successful in implementing these plans, many of which will take several years before we realize proceeds. We cannot be certain that such funding will be available on favorable terms or available at all. If we are unable to raise funds when required or on favorable terms, this assumption may no longer be operative, and we may have to: a) significantly delay, scale back, or discontinue the product application and/or commercialization of our proprietary technologies; b) seek collaborators for our technology and product candidates on terms that are less favorable than might otherwise be available; c) relinquish or otherwise dispose of rights to technologies, product candidates, or products that we would otherwise seek to develop or commercialize; or d) possibly cease operations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”s), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of December 31, 2025, we were not involved in any SPE transactions.

Critical Accounting Estimates

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of December 31, 2025, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following accounting estimate had a material impact on our results of operations for the three and six months ended December 31, 2025.

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

During the second quarter of fiscal year 2026, we retained a global advisory firm to market and actively identify partners for IBIO-101 and the other oncology programs we acquired from RubrYc due to our therapeutic focus shift to precision antibodies in the cardiometabolic and obesity space. The market data collected indicated the full carrying value of IBIO-101 may not be recoverable. We engaged a third party to perform a valuation of  IBIO-101, utilizing the MPEEM under the income approach to value the indefinite-lived asset. The resulting probability of success adjusted “excess earnings” were discounted to the present value using a 16% discount rate, which was based on iBio’s weighted average cost of capital. The sum of the discounted excess earnings and the present value of the tax benefit related to amortization of the IBIO-101 indefinite-lived intangible indicated that the fair value was approximately $2.5 million as of the December 31, 2025 valuation date. The carrying amount of the asset was $5 million at the time of the valuation, it was concluded that a $2.5 million impairment existed. We recorded an impairment charge in general and administrative expenses of approximately $2.5 million for the three and six months ended December 31, 2025.

We will continue to monitor the value of the IP as part of our annual accounting policy for impairment of long-lived assets. The primary impairment indicators that may arise in the near future are (1) any sustained decline in our common stock market price and (2) FDA decisions on similar competing technologies that are applying for Phase 1 approval.

We continue to operate in a highly competitive environment, rising cost of capital and experience liquidity challenges. Accordingly, we may have to adjust our cash flow projections and valuation assumptions in the near future to account for market trends and any changes to our research and development plans. Any such future adjustments may lead to material future impairments in the IP and other related assets.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our  net loss was approximately $9.0 million and $4.4 million for the three months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of approximately $346.9 million. Based on the total cash and cash equivalents, and investments in debt securities of approximately $52.7 million at December 31, 2025, we believe that our current cash position is sufficient to fund our operations for at least 12 months from the date of filing this Quarterly Report. Despite this liquidity position, the history of significant losses, the negative cash flow from operations, and the dependence by us on our ability to obtain additional financing to fund our operations raised substantial doubt about our ability to continue as a going concern. In January 2026, we closed on the 2026 Private Placement raising gross proceeds of approximately $26 million. Our ability to generate future revenue is dependent on the successful development, regulatory approval, and commercialization of our product candidates, which are subject to significant risks and uncertainties, including clinical trial outcomes, FDA review timelines, and market acceptance.

To date, we have financed our operations primarily through the sale of common stock, preferred stock and warrants and the exercise of warrants. We are devoting substantially all of our efforts to research and development, including the development and validation of our technologies, and the development of proprietary therapeutic products against oncology. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and may incur operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if we:

●	initiate clinical trials of our product candidates which we plan to commence in the first half of calendar year 2026;
●	continue the research and development of our product candidates;
●	seek to discover or license in additional candidates; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and manufacturing efforts.

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

There can be no assurance that our collaboration with AstralBio will be successful or we will be able to enter into agreements for the sale or out-licensing of any of our product candidates on favorable terms or that the exploration of potential options will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.  If we determine to change our business strategy, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

All of our existing product candidates are in various early stages of development and will require extensive additional research and development, clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before they could provide us with any revenue. As a result, even if we successfully develop, achieve regulatory approval and commercialize our products, we will be unable to generate revenue for many years, if at all. We do not anticipate that we will generate revenue from product sales for at least several years, if at all. If we are unable to generate revenue from product sales, we will not become profitable, and we may be unable to continue our operations.

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

Despite our receipt of net proceeds approximately $46.4 million in connection with the 2025 Offering and $24.4 million in connection with the 2026 Private Placement, we will need additional capital to fully implement our long-term business, operating and development plans as we expect to commence clinical trials in the next few months and do not anticipate that any of our product candidates will generate revenue in the next few years, if at all. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. We currently have no committed sources of funding.  The ATM Agreement with Chardan Capital Markets, LLC (“Chardan”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”) that we entered into with Chardan and Craig-Hallum on July 3, 2024, also has certain requirements that we must meet in order to sell securities pursuant to the ATM Agreement. There can be no assurance that we will meet the requirements to be able to sell securities pursuant to the ATM Agreement, of if we meet the requirements that we will be able to raise sufficient funds on favorable terms. There can be no assurances that we will be able to raise the funds needed.  Although we are no longer limited in our ability to sell securities registered on our registration statement on Form S-3 because the market value of our voting securities held by non-affiliates exceeded $75 million, we could in the future be subject to such limitations if the price of our stock should drop at certain measurement times. If we are unable to raise capital in sufficient amounts when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

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

A future shutdown of the U.S. federal government may adversely affect our business.

A recurring shutdown of the U.S. federal government may adversely affect our business operations and regulatory compliance. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of SEC staff to review filings, issue comments, or declare registration statements effective may delay our ability to complete public offerings, respond to comment letters, or obtain timely regulatory approvals. These delays could impact access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks. Failure to adapt to or comply with evolving regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital and our stock price.

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

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, staffing levels, and statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in the first several months of 2025, the U.S. government, among other measures, issued executive orders and undertaken reductions in force that could adversely impact FDA staffing and resources. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K, the Company has not sold any unregistered securities during the second quarter of fiscal year 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit No.	Description
3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 – File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 – File No. 001-35023)

3.3

Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.6

Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.7

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022 – File No. 000-53125)

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.9

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2022 – File No. 001-35023)

3.10

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – File No. 001-35023)

4.1

Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026 – File No. 001-35023)

10.1

Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026 – File No. 001-35023)

10.2

Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026 – File No. 001-35023)

31.1*

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

iBio, Inc.
(Registrant)

Date: February 10, 2026	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer and Chief Scientific Officer Principal Executive Officer

Date: February 10, 2026	/s/ Felipe Duran
Felipe Duran
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer