Form 10-Q
period 2026-03-31
iBio, Inc.
filed 2026-05-12
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of May 12 2026: 49,678,561.

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	March 31,	June 30,
	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,631	$8,582
Accounts receivable - trade, net of allowance for credit losses of $65 and $0 as of March 31, 2026 and June 30, 2025, respectively	—	—
Investments in debt securities (adjusted cost $27,187 and $0, respectively - see Note 6)	27,166	—
Subscription receivable	—	105
Prepaid expenses and other current assets	2,454	1,034
Total Current Assets	77,251	9,721

Restricted cash	228	210
Promissory note receivable	1,157	1,098
Finance lease right-of-use assets, net of accumulated amortization	—	68
Operating lease right-of-use asset	1,766	2,051
Fixed assets, net of accumulated depreciation	3,310	3,163
Intangible assets, net of accumulated amortization	1,830	6,848
Prepaid expenses - noncurrent	282	—
Security deposits	10	26
Total Assets	$85,834	$23,185

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,035	$2,188
Accrued expenses	1,787	1,345
Finance lease obligations	—	53
Operating lease obligation - current portion	532	490
Equipment financing payable - current portion	—	64
Term promissory note	—	766
Contract liabilities	1,150	1,200
Total Current Liabilities	6,504	6,106

Operating lease obligation - net of current portion	1,793	2,199
Total Liabilities	8,297	8,305

Stockholders' Equity
Preferred Stock - $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding (see Note 15 - Stockholders' Equity)	—	—
Common Stock - $0.001 par value; 275,000,000 shares authorized; 34,543,561 and 19,349,201 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	35	19
Additional paid-in capital	432,190	347,085
Accumulated other comprehensive loss	(21)	—
Accumulated deficit	(354,667)	(332,224)
Total Stockholders’ Equity	77,537	14,880
Total Liabilities and Stockholders' Equity	$85,834	$23,185

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025

Revenue	$—	$—	$100	$200

Operating expenses:
Research and development	3,254	1,906	11,084	5,088
General and administrative	5,111	2,973	12,777	8,516
Total operating expenses	8,365	4,879	23,861	13,604

Operating loss	(8,365)	(4,879)	(23,761)	(13,404)

Other income (expense):
Interest income	657	72	1,417	358
Interest expense	(22)	(54)	(99)	(168)
Total other income (expense)	635	18	1,318	190

Net loss	$(7,730)	$(4,861)	$(22,443)	$(13,214)

Comprehensive loss:
Net loss	$(7,730)	$(4,861)	$(22,443)	$(13,214)
Other comprehensive loss - unrealized loss on debt securities	(31)	—	(21)	—

Comprehensive loss	$(7,761)	$(4,861)	$(22,464)	$(13,214)

Loss per common share - basic and diluted	$(0.06)	$(0.49)	$(0.25)	$(1.44)

Weighted-average common shares outstanding - basic and diluted - see Note 16	119,600	9,862	90,295	9,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands)

Nine Months Ended March 31, 2026

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Gain/(Loss)	Deficit	Total
Balance as of July 1, 2025	19,349	$19	$347,085	$—	$(332,224)	$14,880

Common stock issued	905	1	218	—	—	219
Vesting of RSUs	*	*	*	—	—	—
Share-based compensation	—	—	323	—	—	323
Issuance of pre-funded warrants	—	—	46,352	—	—	46,352
Unrealized loss on available-for-sale debt securities	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(5,720)	(5,720)

Balance as of September 30, 2025	20,254	$20	$393,978	$(15)	$(337,944)	$56,039

Common stock issued	9,798	10	3,641	—	—	3,651
Share-based compensation	—	—	253	—	—	253
Issuance of pre-funded warrants	—	—	5,585	—	—	5,585
Unrealized gain on available-for-sale debt securities	—	—	—	25	—	25
Net loss	—	—	—	—	(8,993)	(8,993)

Balance as of December 31, 2025	30,052	$30	$403,457	$10	$(346,937)	$56,560

Common stock issued	4,491	5	4,813	—	—	4,818
Share-based compensation	—	—	377	—	—	377
Issuance of pre-funded warrants	—	—	23,543	—	—	23,543
Unrealized loss on available-for-sale debt securities	—	—	—	(31)	—	(31)
Net loss	—	—	—	—	(7,730)	(7,730)

Balance as of March 31, 2026	34,543	$35	$432,190	$(21)	$(354,667)	$77,537

* Represents amount less than 0.5 thousand.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Nine Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(22,443)	$(13,214)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	953	1,260
Amortization of intangible assets	15	15
Amortization of finance lease right-of-use assets	68	203
Amortization of operating lease right-of-use assets	286	260
Depreciation of fixed assets	411	363
Accrued interest receivable on promissory note receivable	(59)	(47)
Amortization of premiums/(accretion of discounts) on debt securities	(159)	—
Provision for credit losses	65	—
Impairment of intangible assets	5,003	—
Changes in operating assets and liabilities:
Accounts receivable - trade	(65)	—
Prepaid expenses and other current assets	(1,529)	(21)
Prepaid expenses - noncurrent	(281)	—
Security deposit	16	—
Accounts payable	846	1,119
Accrued expenses	296	(704)
Operating lease obligations	(363)	(323)
Contract liabilities	(50)	400
Net cash used in operating activities	(16,990)	(10,689)

Cash flows from investing activities:
Purchases of debt securities	(32,428)	—
Redemption of debt securities	5,400	—
Payment received for interest and principal on promissory note receivable	—	712
Purchases of fixed assets	(559)	(15)
Net cash (used in) provided by investing activities	(27,587)	697

Cash flows from financing activities:
Proceeds from sales of common stock	3,529	1,131
Proceeds from sales of pre-funded warrants	78,624	—
Proceeds from the exercise of warrants for common stock	7,870	—
Payments made for costs to acquire capital	(5,710)	—
Proceeds from the exercise of stock options	—	130
Subscription receivable	105	—
Payment of equipment financing loan	(64)	(131)
Payment of term promissory note	(657)	(160)
Payment of finance lease obligation	(53)	(221)
Net cash provided by financing activities	83,644	749

Net increase (decrease) in cash, cash equivalents and restricted cash	39,067	(9,243)
Cash, cash equivalents and restricted cash - beginning	8,792	14,425
Cash, cash equivalents and restricted cash - end	$47,859	$5,182

Schedule of non-cash activities:
Costs to raise capital included in accrued expenses	$150	$—
Reserves related to term promissory note included in prepaid expenses	$(109)	$—
Unrealized loss on available-for-sale debt securities	$21	$—
Indefinite-lived intangible asset addition	$—	$750
Shares issued to AstralBio for license fee	$—	$(750)
Insurance premium financing	$—	$697

Supplemental cash flow information:
Cash paid during the year for interest	$72	$168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Nature of Business

iBio, Inc. (the “Company” or “iBio”) is a preclinical stage biotechnology company leveraging the power of Artificial Intelligence (“AI”) for the development of hard-to-drug precision antibodies for obesity, cardiometabolic and cardiopulmonary diseases. The Company’s core mission is to harness the potential of AI and machine learning (“ML”) to unveil novel biologics which other scientists have been unable to develop. Through the Company’s innovative AI Drug Discovery Platform, it has been able to identify differentiated molecules aimed to address unmet needs by current approved interverional therapies.

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

iBio’s strategy is built on multiple key principles. First, the Company is aiming to develop next-generation antibody therapeutics addressing limitations of currently approved treatments, with the potential to preserve muscle mass, target fat selectively, and provide durable weight loss with improved tolerability. Second, the Company is prioritizing on targets with strong human genetic or clinical validation, which it believes may reduce translational risk and increase the likelihood of clinical success. Third, the Company is evaluating opportunities in adjacent obesity-related indications, including cardiometabolic and cardiopulmonary conditions such as pulmonary hypertension associated with heart failure with preserved ejection fraction (“PH-HFpEF”).  Lastly, the Company is applying its integrated AI Drug Discovery Platform and deep scientific expertise to rapidly generate and advance development-ready biologics, enabling it to move with speed and precision in a competitive and fast-evolving field.

Pre-Clinical Pipeline

iBio’s current therapeutics are all in preclinical development and it has not completed any clinical trials in humans for any therapeutic protein product candidate produced using its technology and there is a risk that the Company will be unsuccessful in developing or commercializing any product candidates.  iBio anticipates IBIO-600 will enter Phase 1a clinical trials in the second quarter of calendar 2026, marking a pivotal milestone for iBio as the first molecule generated from iBio’s AI Drug Discovery Platform to advance into clinical development.  In parallel, with iBio shifting its focus to IBIO-610, potentially the first long-acting antibody inhibiting Activin E, it has accelerated the development of IBIO-610 and anticipates the commencement of first human clinical trials in the first half of calendar 2027.

The Company’s current pre-clinical product candidate pipeline is set forth below.

Artificial Intelligence in Antibody Discovery and Development

Through the Company’s innovative AI Drug Discovery Platform, iBio champions a culture of innovation by pursuing novel targets, forging strategic collaborations to enhance efficiency, diversify pipelines, with the goal of accelerating preclinical processes. The Company’s proprietary technology stack is designed to minimize downstream development risks by employing AI-guided epitope-steering and monoclonal antibody (“mAb”) optimization.

iBio’s discovery and development work is conducted at the Company’s San Diego research and development laboratory space, where its AI and ML scientists and biopharma researchers operate side by side. This close integration of disciplines enables rapid iteration between in silico design and wet-lab validation, compressing the timeline from hypothesis to lead selection. With the Company’s AI Drug Discovery Platform, focused pre-clinical pipeline, and growing scientific and leadership team, it is aiming to build a durable and differentiated position in obesity, cardiometabolic and cardiopulmonary therapeutics—one designed to outlast the first wave and define what comes next.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2026 and the results of its operations and its cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

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

The Company has incurred net losses and generated negative cash flows from operations for many years. For the nine months ended March 31, 2026, the Company incurred a net loss of approximately $22.4 million and had negative cash flows from operations of approximately $17 million. Historically, the Company’s liquidity needs have been met by the sale and issuances of its securities and the issuances of shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), through the sale and exercise of warrants. As of March 31, 2026, iBio had total current assets of approximately $77.3 million, of which approximately $47.6 million was cash and cash equivalents and approximately $27.2 million was investments in debt securities. For the nine months ended March 31, 2026, the Company has an operating capital deficit of $17 million which compares to the $10.7 million operating capital deficit it maintained for the nine months ended March 31, 2025.

The history of significant losses, the negative cash flow from operations, and the dependence by the Company on its ability to obtain additional financing to fund its operations in the past raised substantial doubt about the Company's ability to continue as a going concern. In August 2025, the Company closed on an underwritten public offering raising gross proceeds of approximately $50 million and in January 2026, the Company raised gross proceeds of approximately $26 million in a private placement. Additionally, the Company received gross proceeds of approximately $13.8 million from the exercise of warrants during the nine months ended March 31, 2026. Based on the total cash and cash equivalents, and investments in debt securities of approximately $74.8 million at March 31, 2026, and gross proceeds received by the Company of approximately $17 million from warrant exercises in the fourth quarter of fiscal year 2026

(see Note 21 – Subsequent Events for additional information), the Company believes that its current cash position is sufficient to fund its operations for at least 12 months from the date of issuance of these condensed consolidated financial statements.

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

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for credit losses. The Company provides for allowances for credit losses based on its estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. The Company held an allowance for credit losses of approximately $65,000 and $0 at March 31, 2026 and June 30, 2025, respectively. The Company had accounts receivable of $0 at June 30, 2024.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicate a loss will be incurred, a provision for the entire loss on the contract is made. At March 31, 2026 and June 30, 2025, the Company had no credit loss provisions.

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

For the three and nine months ended March 31, 2026, revenue in the amount $0 and $100,000, respectively, was recognized for services provided to a collaborative partner. For the three and nine months ended March 31, 2025, revenue in the amount of $0 and $200,000, respectively, was recognized for services provided to a collaborative partner.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At March 31, 2026, June 30, 2025 and June 30, 2024, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At March 31, 2026, June 30, 2025 and June 30, 2024 contract liabilities were $1,150,000, $1,200,000 and $200,000, respectively. The Company recognized revenue of $0 and $50,000, respectively, during the three and nine months ended March 31, 2026 that was included in the contract liabilities balance as of June 30, 2025. The Company recognized revenue of $0 and $200,000, respectively, during the three and nine months ended March 31, 2025 that was included in the contract liabilities balance as of June 30, 2024.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents at March 31, 2026 and June 30, 2025 consisted of money market accounts. Restricted cash at March 31, 2026 includes the collateral for a letter of credit obtained related to the San Diego operating lease (see Note 14 – Operating Lease Obligations for additional information) and a Company purchasing card. The Company’s bank requires an additional 5% collateral held above the actual letter of credit issued for the San Diego lease and Company purchasing card. Restricted cash was approximately $0.2 million at both March 31, 2026 and June 30, 2025.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	March 31,	June 30,
	2026	2025
Cash and cash equivalents	$47,631	$8,582
Collateral held for letter of credit - San Diego lease	203	203
Collateral held for Company purchasing card	25	7
Total cash, cash equivalents and restricted cash	$47,859	$8,792

The collateral held for the letter of credit for the San Diego lease and the Company purchasing card are classified as noncurrent on the condensed consolidated balance sheets at March 31, 2026 and June 30, 2025.

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

Available-for-sale debt securities are recorded at fair value based on publicly available market information, with changes in fair value recognized as unrealized gains or losses in accumulated other comprehensive income. For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether a current expected credit loss exists based on publicly available market information. Expected credit losses are recorded in interest expense on the condensed consolidated statements of operations and comprehensive loss. There were no credit losses on available-for-sale debt securities recognized for the three and nine months ended March 31, 2026 or the year ended June 30, 2025.

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.

Finance Lease Right-of-Use Assets (“ROU”) Assets

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

Fixed Assets

Fixed assets are stated at cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets ranging from 3 to 10 years.

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

See Note 10 – Fixed Assets for additional information.

Intangible Assets

Identifiable intangible assets are comprised of definite life intangible assets and indefinite-lived intangible assets.

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

For indefinite-lived intangible assets, the Company performs an impairment test annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company determines the fair value of the asset annually or when triggering events are present, based on discounted cash flows and records an impairment loss if book value exceeds fair value.

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

Concentrations of Credit Risk

Cash and Cash Equivalents

The Company maintains principally all cash balances in three financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At March 31, 2026 and June 30, 2025, amounts in excess of insured limits were approximately $479,000 and $2,177,000, respectively.

Revenue

During the three and nine months ended March 31, 2026, the Company reported no revenue and revenue for services provided to one collaborative partner, respectively. During the three and nine months ended March 31, 2025, the Company reported no revenue and revenue for services provided to one collaborative partner, respectively.

Segment Reporting

The Company accounts for segments under ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”).

The Company operates as one reportable segment, which is that of a preclinical stage biotechnology company leveraging AI and ML for the development of hard-to-drug precision antibodies. The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CEO”), who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required can be found in the accompanying condensed consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU will be effective for public companies for annual periods beginning after December 15, 2024 (Fiscal 2026 for the Company). The Company does not expect the adoption of ASU 2023-09 to have a significant impact on its consolidated financial statements for the annual period ending June 30, 2026 but will expand the disclosures required.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which introduces a practical expedient that allows entities to assume that current conditions at the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This eliminates the need to incorporate macroeconomic forecasts for short-term receivables. The ASU is effective for fiscal years beginning after December 15, 2025 (Fiscal 2027 for the Company), but early adoption is permitted. The Company does not expect the adoption of ASU 2025-05 to have a significant impact on its consolidated financial statements for the annual period ending June 30, 2027.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

4.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, subscription receivable, accounts receivable, and accounts payable in the Company’s condensed consolidated balance sheets approximated their fair values as of March 31, 2026 and June 30, 2025 due to their short-term nature. The carrying value of the promissory note receivable, term promissory note, equipment financing payable and finance lease obligations approximated fair value as of March 31, 2026 and June 30, 2025 as the interest rates related to the financial instruments approximated market.

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

Otsuka

On February 25, 2024, the Company entered into an asset purchase agreement (the “PD-1 Purchase Agreement”) with Otsuka Pharmaceutical Co., Ltd. (“Otsuka”) pursuant to which the Company sold and assigned to Otsuka, and Otsuka purchased and assumed, all intellectual property rights directly related to the Company’s PD-1 Assets (as defined in the PD-1 Purchase Agreement) developed or held for development. The Company received an upfront payment of $1.0 million in cash at closing which is reported as a gain in the fiscal year ended June 30, 2024. The Company is also eligible to receive additional contingent cash payments totaling up to $52.5 million upon the achievement of certain pre-specified clinical development and commercial milestones. The Company will recognize the potential milestone payments at the earlier of when the contingent consideration is realized or is realizable.

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

6.   Investments in Debt Securities

Investments in debt securities consist of AA and A rated government issued treasury bills, treasury notes, government sponsored discount notes, and certificates of deposits bearing interest at rates from 3.55% to 4.625% with maturities from June 2026 to March 2027. The components of investments in debt securities are as follows (in thousands):

	March 31,	June 30,
	2026	2025
Adjusted cost	$27,187	$—
Gross unrealized losses	(21)	—
Fair value	$27,166	$—

The fair value of available-for-sale debt securities, by contractual maturity, as of March 31, 2026, was as follows (in thousands):

	March 31,	June 30,
	2026	2025
Due in one year or less	$27,166	$—

Net accretion of discounts on the debt securities purchased amounted to approximately $71,000 and $159,000 for the three and nine months ended March 31, 2026, respectively. There was no amortization of premiums or accretion of discounts for three and nine months ended March 31, 2025. There were no credit losses or impairment on available-for-sale debt securities recognized for the three and nine months ended March 31, 2026 or the year ended June 30, 2025. See Note 3 - Summary of Significant Accounting Policies for additional information.

7.   Promissory Note Receivable

On June 19, 2023, the Company was issued a promissory note (the “Note”) by Safi Biotherapeutics, Inc. (“Safi”) in the principal amount of $1,500,000, which was issued in exchange for a convertible promissory note (the “Convertible Note”) issued to the Company by Safi on October 1, 2020. The Note has a maturity date of two (2) years from the date of issuance and can be extended by the mutual consent of the Company and Safi for two (2) additional one (1) year terms upon the payment of all accrued interest accrued through the date of such extension. In addition, the outstanding balance under the Note, or portions thereof, is due within a specified number of days after the receipt by Safi in a closing of specified financing milestones as more detailed in the Note. The Note bears interest at the rate of 5% per annum, which will increase to 7% for the first one (1) year extension and 9% for the second one (1) year extension. Upon the issuance of the Note, the Convertible Note, which bore interest at the rate of 5% per annum and had a maturity date of October 1, 2023, was voided.

On August 29, 2024, the Company received a payment from Safi of approximately $713,000 for all interest owed and approximately $419,000 for a partial payment on the outstanding principal on the Note.

On June 17, 2025, the Company and Safi agreed to extend the maturity date of the Note to June 19, 2026.  Safi paid the Company approximately $45,000 for all accrued interest through the date of the extension in accordance with the terms of the Note. In addition, the interest rate on the Note increased to 7% per annum. The maturity date of the Note may be further extended through June 19, 2027, and as a result has been classified as a non-current asset.

For the three months ended March 31, 2026 and 2025, interest income amounted to $20,000 and $14,000, respectively. For the nine months ended March 31, 2026 and 2025, interest income amounted to $59,000 and $47,000, respectively. As of March 31, 2026 and June 30, 2025, the Note balance and accrued interest, totaled approximately $1,157,000 and $1,098,000, respectively.

See Note 21 – Subsequent Events for additional information.

8.   Finance Lease ROU Assets

The Company assumed three equipment leases in September 2022 as part of the RubrYc asset acquisition (see Note 5 – Significant Transactions for additional information). During the first quarter of fiscal year 2026, the Company returned one leased asset and purchased one of the leased assets. The Company purchased the remaining leased asset during the second quarter of fiscal year 2026.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	March 31,	June 30,
	2026	2025
ROU - Equipment	$—	$814
Accumulated amortization	—	(746)
Net finance lease ROU assets	$—	$68

Amortization of finance lease ROU assets was approximately $0 and $68,000 for the three months ended March 31, 2026 and 2025, respectively. Amortization of finance lease ROU assets was approximately $68,000 and $203,000 for the nine months ended March 31, 2026 and 2025, respectively.

9.   Operating Lease ROU Asset

San Diego, California

On September 10, 2021, the Company entered into a lease for 11,383 square feet of space in San Diego, California (the “San Diego Lease”). Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000.  The net carrying amount of this ROU operating lease asset was $1,766,000 and $2,051,000 at March 31, 2026 and June 30, 2025, respectively. See Note 14 - Operating Lease Obligations for additional information.

10.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	March 31,	June 30,
	2026	2025

Building and improvements	$695	$695
Machinery and equipment	3,958	3,545
Office equipment and software	551	418
Construction in progress	13	—
	5,217	4,658
Accumulated depreciation	(1,907)	(1,495)
Net fixed assets	$3,310	$3,163

Depreciation expense reported was approximately $148,000 and $122,000 for the three months ended March 31, 2026 and 2025, respectively. Depreciation expense reported was approximately $411,000 and $363,000 for the nine months ended March 31, 2026 and 2025, respectively.

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

Initiating during second quarter of fiscal year 2026, the Company actively marketed and identified potential partners for IBIO-101 and the other oncology programs acquired from RubrYc due to the Company’s therapeutic focus shift to precision antibodies in the cardiometabolic and obesity space. The market data collected indicated the full carrying value of IBIO-101 may not be recoverable. Accordingly, the Company engaged a third party to perform a valuation and concluded the fair value to be approximately $2.5 million. The Company recorded an impairment charge in general and administrative expenses of approximately $2.5 million for the three and six months ended December 31, 2025. During the third quarter of fiscal year 2026, the Company ceased its marketing efforts due to lack of strategic interest, and with the Company’s focus on the development of hard-to-drug precision antibodies for obesity, cardiometabolic, and cardiopulmonary diseases, the Company fully impaired the remaining $2.5 million value of the IBIO-101 asset.

The Company recorded an impairment charge in general and administrative expenses of approximately $2.5 million and $5 million for the three and nine months ended March 31, 2026, respectively. No impairments were recorded in fiscal year 2025.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30,				March 31,
	2025	Amortization	Additions	Impairments	2026
Intellectual property – gross carrying value	$400	$—	$—	$—	$400
Intellectual property – accumulated amortization	(55)	(15)	—	—	(70)
Total definite lived intangible assets	345	(15)	—	—	330

Intellectual property – indefinite lived	5,003	—	—	(5,003)	—
Licenses – indefinite lived	1,500	—	—	—	1,500

Total net intangibles	$6,848	$(15)	$—	$(5,003)	$1,830

Amortization expense was approximately $5,000 for each of the three months ended March 31, 2026 and 2025. Amortization expense was approximately $15,000 for each of the nine months ended March 31, 2026 and 2025.

See Note 3 - Summary of Significant Accounting Policies and Note 4 – Financial Instruments and Fair Value Measurement for additional information.

12.   Debt

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research and development laboratory space. The financing was payable in monthly installments of $16,230 through October 2025. At March 31, 2026, the balance owed under the financing was $0 and the Company has no further obligation outstanding under the lease agreement. At June 30, 2025, the balance owed under the financing was approximately $64,000. Interest incurred under the financing for the three months ended March 31, 2026 and 2025 totaled approximately $0 and $4,000, respectively. Interest incurred under the financing for the nine months ended March 31, 2026 and 2025 totaled approximately $1,000 and $15,000, respectively.

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

The financing was payable in monthly installments of $30,710 through December 2025 and a balloon payment of approximately $652,000 in January 2026, which included approximately $9,000 of interest. The Company paid the remaining balance owed under the 2024 Term Note in full in December 2025, prior to the end of the financing term without incurring a pre-payment penalty. Accordingly, the balance owed under the 2024 Term Note was $0 at March 31, 2026. The balance owed under the 2024 Term Note at June 30, 2025 was approximately $766,000. Interest incurred for the three months ended March 31, 2026 and 2025 totaled approximately $0 and $36,000, respectively. Interest incurred for the nine months ended March 31, 2026 and 2025 totaled approximately $70,000 and $116,000, respectively.

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

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Finance lease cost:
Amortization of ROU assets	$—	$68
Interest on lease liabilities	—	4
Total lease cost	$—	$72

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$—	$76

	Nine Months Ended	Nine Months Ended
	March 31, 2026	March 31, 2025
Finance lease cost:
Amortization of ROU assets	$68	$203
Interest on lease liabilities	1	18
Total lease cost	$69	$221

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$53	$221

	March 31,		June 30,
	2026		2025
Finance lease ROU assets	$—		$68
Finance lease obligation - current portion	$—		$53
Finance lease obligation - noncurrent portion	$—		$—
Weighted-average remaining lease term - finance lease	—	years	0.17	years
Weighted-average discount rate - finance lease obligation	—%		9.50%

14.   Operating Lease Obligations

San Diego

On September 10, 2021, the Company entered into the San Diego Lease.  Terms of the lease include the following:

●	The length of term of the lease is 88 months from the lease commencement date (as defined).
●	The lease commencement date is September 16, 2022.
●	The monthly rent for the first year of the lease was $51,223 and increases approximately 3% per year.
●	The lease provided for a base rent abatement for months two through five in the first year of the lease.
●	The landlord provided a tenant improvement allowance of $81,860 to be used for improvements as specified in the lease.
●	The Company is responsible for other expenses such as electric, janitorial, etc.
●	The Company opened an irrevocable letter of credit in the amount of $188,844 in favor of the landlord. The letter of credit expires on October 8, 2026 and renews annually as required.

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

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease cost:	$141	$141
Total lease cost	$141	$141

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$141	$141
Operating cash flows from operating lease obligation	$168	$163

	Nine Months Ended	Nine Months Ended
	March 31, 2026	March 31, 2025
Operating lease cost:	$422	$422
Total lease cost	$422	$422

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$422	$422
Operating cash flows from operating lease obligation	$501	$486

Future minimum payments under the operating lease obligation are as follows (in thousands):

Fiscal period ending on March 31:	Principal	Imputed Interest	Total
2027	$532	$151	$683
2028	593	111	704
2029	659	66	725
2030	541	17	558
Total minimum lease payments	2,325	$345	$2,670
Less: current portion	(532)
Long-term portion of minimum lease obligation	$1,793

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

Series 2022 Convertible Preferred Stock (“Series 2022 Preferred”)

On May 9, 2022, the Company’s Board created the Series 2022 Preferred, par value $0.001 per share, out of the Company’s 1 million authorized shares of preferred stock. Each share of Series 2022 Preferred was convertible at a ratio of one-for-one (1:1) into shares of the Common Stock on a pre-split basis. 1,000 shares were issued in fiscal year 2022 and such shares were converted into common stock on July 19, 2022 (fiscal year 2023). No shares of Series 2022 Preferred are issued and outstanding as of March 31, 2026 and June 30, 2025.

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

The Company received net proceeds of approximately $4 million in the 2023 Offering after deducting commissions and other issuance costs. Approximately $308,000 of issuance costs are reported in accrued expenses in the condensed consolidated balance sheet at March 31, 2026 and June 30, 2025.

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

ATM Agreement

On July 3, 2024, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets, LLC (“Chardan”) and Craig-Hallum Capital Group LLC (“Craig-Hallum,” together with Chardan, the “Sales Agents”) providing for the issuance and sale by the Company of its Common Stock, from time to time, through the Sales Agents, with certain limitations on the amount of Common Stock that may be offered and sold by the Company as set forth in the ATM Agreement. Offers and sales of shares of Common Stock by the Company, if any, under the ATM Agreement, are subject to the Company’s shelf registration statement on Form S-3, filed with the SEC on July 3, 2024 which became effective on August 6, 2024. The aggregate market value of the shares of Common Stock eligible for sale under the ATM prospectus supplement included in the Registration Statement is currently $7,350,000, which is based on the limitations of General Instruction I.B.6 of Form S-3 at the time of the filing of the ATM prospectus supplement, which limitations are no longer applicable to the Company.

On February 23, 2026, the Company provided notice terminating the ATM Agreement. Under the terminated ATM Agreement, 3,184,899 shares of Common Stock were sold during the fiscal year ended June 30, 2025 and received approximately $2,617,000 in net proceeds. During the quarterly period ended September 30, 2025, 305,424 shares of Common Stock were sold under the ATM Agreement and the Company received net proceeds of approximately $219,000. No additional shares of Common Stock were sold under the ATM agreement during the third quarter of fiscal year 2026 through the termination date.

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

The 2025 Private Placement closed on January 10, 2025. The Company received aggregate gross proceeds of approximately $655,000, before deducting offering expenses payable by the Company which totaled approximately $17,000.

AstralBio Myostatin License Agreement

Pursuant to the License Agreement with AstralBio, 246,087 shares of Common Stock were issued on January 29, 2025 to settle the fixed upfront fee of $750,000 due to AstralBio. See Note 5 – Significant Transactions for additional information.

Inducement of Existing Warrants

On April 29, 2025, the Company entered into an inducement agreement (the “Inducement Agreement”) with holders (the “Holders”) of certain existing warrants (the “Existing Warrants), wherein the Holders agreed to exercise certain Existing Warrants to purchase up to 5,626,685 shares of Common Stock at a reduced exercise price of $0.86 per share. In consideration of the Holders’ exercising the

Existing Warrants for cash, the Company issued warrants (the “Inducement Warrants”) to purchase up to 11,253,370 of Common Stock (the “Inducement Warrant Shares”), which was equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing Warrants, for consideration of $0.125 per Inducement Warrant. The Company received aggregate gross proceeds of approximately $6.2 million from the exercise of the Existing Warrants and the sale of the Inducement Warrants, before deducting offering fees and other expenses payable by the Company which totaled approximately $363,000. The Company agreed in the Inducement Agreement to file a resale registration statement within 45 days of the date of the Inducement Agreement providing for the resale of the Inducement Warrant Shares by the Holders of the Inducement Warrant Shares. The registration statement was filed with the SEC on June 13, 2025 and declared effective by the SEC on June 23, 2025.

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

2026 Securities Purchase Agreement

On January 8, 2026, the Company entered into a securities purchase agreement (the “2026 Purchase Agreement”) with certain institutional investors (the “2026 Investors”), pursuant to which the Company agreed to issue and sell to the 2026 Investors, in a private placement priced at-the-market consistent with the rules of Nasdaq (the “2026 Private Placement”) an aggregate of 1,408,481 shares of Common Stock and, in lieu of shares, pre-funded warrants (the “2026 Pre-Funded Warrants”) to purchase up to an aggregate of 9,653,257 shares of Common Stock (the “2026 Pre-Funded Warrant Shares”). The purchase price per share of Common Stock was $2.35. The purchase price per 2026 Pre-Funded Warrant was $2.349, which is equal to the purchase price per share of Common Stock, minus the exercise price of $0.001 for each pre-funded warrant.

The 2026 Private Placement closed on January 13, 2026. The Company received aggregate gross proceeds from the 2026 Private Placement of approximately $26 million, before deducting the placement agent commissions and offering expenses payable by the Company which totaled approximately $1.7 million.

The 2026 Pre-Funded Warrants are exercisable at any time after their date of issuance and will not expire until exercised in full. The 2026 Pre-Funded Warrants provide that a holder of 2026 Pre-Funded Warrants will not have the right to exercise any portion of its 2026 Pre-Funded Warrants if such holder, together with its affiliates, and any other party whose holdings would be aggregated with those of the holder for purposes of Section 13(d) of the Exchange Act, would beneficially own in excess of 4.99%, or, at the option of each 2026 Investor, 9.99%, of the number of shares of Common Stock outstanding immediately after giving effect to such exercise (the “Beneficial Ownership Limitation”); provided, however, that the holder may increase or decrease the Beneficial Ownership Limitation by giving notice to the Company, with any such increase not taking effect until the sixty-first day after such notice is delivered to the Company but not to any percentage in excess of 9.99%. The 2026 Pre-Funded Warrants may be exercised on a cashless basis if, at the time of exercise, there is no effective registration statement or the prospectus contained therein is not available for the issuance of the 2026 Pre-Funded Warrant Shares. The exercise price and number of 2026 Pre-Funded Warrant Shares are subject to appropriate adjustment in the event of stock dividends, stock splits, reorganizations or similar events.

The Company evaluated the 2026 Purchase Agreement under both ASC 480 and ASC 815-40 to determine if the warrants issued met all of the conditions for equity classification. The Company determined that the 2026 Purchase Agreement met all of the conditions as the warrants issued were indexed to the Company’s own stock and met the fixed-for-fixed criteria. As such, the 2026 Purchase Agreement was classified in additional paid-in capital and is not subject to re-measurement.

2026 ATM Agreement

On February 27, 2026, the Company entered into an Open Market Sale AgreementSM (the “2026 ATM Agreement”) with Jefferies LLC (“Jefferies”) providing for the sale by the Company of its shares of Common Stock, from time to time, through or to Jefferies in an at-the-market offering program as set forth in the 2026 ATM Agreement.

Offers and sales of shares of Common Stock by the Company, if any, under the 2026 ATM Agreement, will be made pursuant to Company’s shelf registration statement on Form S-3 (File No. 333-293864), filed with the SEC on February 27, 2026 (the “Registration Statement”) under the Securities Act of 1933, as amended (the “Securities Act”), which was declared effective on March 6, 2026, and the ATM prospectus included therein related to the offer and sale of up to $100,000,000 of shares of Common Stock. The Company makes no assurances as to the continued effectiveness of the Registration Statement.

Pursuant to the 2026 ATM Agreement, the Company will set the parameters for the sale of shares of Common Stock, including the number of shares of Common Stock to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the 2026 ATM Agreement, Jefferies may sell the shares by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act, including sales made directly on the Nasdaq Capital Market or on any other existing trading market for the Common Stock, or in a block transaction. In addition, with the Company’s prior approval, Jefferies may also sell shares in privately negotiated transactions in compliance with any applicable rules of the Nasdaq Stock Market.

Upon delivery of a placement notice and subject to the terms and conditions of the 2026 ATM Agreement, Jefferies will use its commercially reasonable efforts, consistent with its normal sales and trading practices, to sell shares of Common Stock from time to time based upon the Company’s instructions. The Company has no obligation to sell any shares of Common Stock under the 2026 ATM Agreement and may at any time suspend solicitation and offers under the 2026 ATM Agreement. Jefferies is not required to sell any specific number or dollar amount of securities and is not obligated to purchase any shares of Common Stock on a principal basis pursuant to the 2026 ATM Agreement.

The 2026 ATM Agreement provides that the Company will pay Jefferies a commission for its services in acting as agent of up to 3.0% of the gross proceeds from the sale of shares of Common Stock pursuant to the 2026 ATM Agreement. The Company has agreed to provide Jefferies and certain of its affiliates with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Company also agreed to reimburse Jefferies for certain specified expenses in connection with entering into the 2026 ATM Agreement, including the reasonable fees and disbursements of Jefferies’ counsel up to $100,000 plus, during the term of the 2026 ATM Agreement, excluding any period during which a suspension is in effect, (i) an additional $25,000 in connection with the Company’s filing with the SEC of an Annual Report on Form 10-K, and (ii) $15,000 in connection with the filing with the SEC of: (a) an additional prospectus supplement or amendment or supplement to the Registration Statement; (b) a Quarterly Report on Form 10-Q; and (c) a Current Report on Form 8-K that contains certain financial information. The 2026 ATM Agreement contains customary representations and warranties and conditions to the placements of shares of Common Stock pursuant thereto. The obligation of Jefferies to sell shares under the 2026 ATM Agreement is subject to satisfaction of certain conditions, including the effectiveness of the Registration Statement and other customary closing conditions.

The offering of shares of Common Stock pursuant to the 2026 ATM Agreement will terminate upon the earlier of (i) the sale of all shares of Common Stock subject to the 2026 ATM Agreement, or (ii) termination of the 2026 ATM Agreement as permitted therein by the Company or Jefferies. No shares have been sold under the 2026 ATM Agreement as of March 31, 2026.

Vesting of Restricted Stock Units “RSUs”

During the first quarter of fiscal year 2026, RSUs for 11 shares of Common Stock were vested. No unvested RSUs remain at March 31, 2026.

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

No 2022 Warrants were exercised during the fiscal years ended June 30, 2024.

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

No Series A Warrants were exercised during the nine months ended March 31, 2026.

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

The combined purchase price of each share of Common Stock and the accompanying Common Warrants was $2.00 and the combined purchase price of each 2023 Pre-Funded Warrant and the accompanying Common Warrants was $1.9999, which is equal to the combined purchase price per share of Common Stock and accompanying Common Warrants, minus the exercise price of each 2023 Pre-Funded Warrant of $0.0001. The Series C Common Warrants and the Series D Common Warrants have an exercise price of $2.00 per share and were immediately exercisable. The Series C Common Warrants expired two (2) years from the date of issuance and the Series D Common Warrants expire five (5) years from the date of issuance.

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

No Series E Warrants were exercised in fiscal year 2026.

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

During the second quarter of fiscal year 2026, Inducement Warrants to purchase 4,237,595 shares of Common Stock were exercised for proceeds of approximately $3.6 million.

During the third quarter of fiscal year 2026, Inducement Warrants to purchase 2,002,619 shares of Common Stock were exercised for proceeds of approximately $1.7 million.

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

During the second and third quarters of fiscal year 2026, 2025 Pre-Funded Warrants to purchase an aggregate of 3,141,003 and 1,079,391 shares of Common Stock, respectively, were exercised for proceeds of approximately $3,141 and $1,079, respectively.

During the second quarter of fiscal year 2026, Series G Warrants to purchase 4,255,000 shares of Common Stock were exercised whereby the holders elected to receive pre-funded warrants to purchase up to 4,250,000 shares of Common Stock in lieu of shares of Common Stock and 5,000 shares of Common Stock, together with Series H Warrants to purchase up to 4,255,000 shares of Common Stock, for gross proceeds of approximately $3 million. The pre-funded warrants issued upon this election have an exercise price of $0.001 and are immediately exercisable. Additionally, during the second quarter of fiscal year 2026, Series H Warrants to purchase 4,250,000 shares of Common Stock were exercised whereby the holders elected to receive pre-funded warrants to purchase up to 4,250,000 shares of Common Stock in lieu of shares of Common Stock for gross proceeds of approximately $3 million.

During the third quarter of fiscal year 2026, Series G Warrants to purchase 3,570,000 shares of Common Stock were exercised whereby the holders elected to receive pre-funded warrants to purchase up to 3,570,000 shares of Common Stock in lieu of shares of Common Stock, together with Series H Warrants to purchase up to 3,570,000 shares of Common Stock for gross proceeds of approximately $2.5 million. The pre-funded warrants issued upon this election have an exercise price of $0.001 and are immediately exercisable. No Series H Warrants were exercised during the third quarter of fiscal year 2026.

In conjunction with 2025 Underwriting Agreement, the Company agreed to pay the underwriter a fee equal to six percent (6%) of the cash exercise fee received by the Company for all cash exercises of warrants for a period of thirty (30) months following the close of the transaction. The fee is due no later than five (5) business days following each calendar quarter. The Company incurred fees on these proceeds totaling approximately $150,000 during the three months ended March 31, 2026, which is included in accrued expenses on the condensed consolidated balance sheets as of March 31, 2026. The Company incurred fees on these proceeds totaling approximately $507,000 during the nine months ended March 31, 2026.

Outstanding Pre-Funded Warrants

At March 31, 2026, a total of pre-funded warrants to purchase up to 89,042,863 shares of Common Stock with an exercise price of $0.001, were outstanding.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Basic and diluted numerator:
Net loss - total	$(7,730)	$(4,861)	$(22,443)	$(13,214)

Basic and diluted denominator:
Weighted-average common shares outstanding	26,308	9,862	22,158	9,202
Weighted average pre-funded warrants assumed exercised	93,292	—	68,137	—
Total weighted-average common shares outstanding	119,600	9,862	90,295	9,202

Per share amount - total	$(0.06)	$(0.49)	$(0.25)	$(1.44)

In Fiscal 2026 and Fiscal 2025, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of March 31, 2026 and 2025, shares issuable which could potentially dilute future earnings were as follows:

	March 31,
	2026	2025

	(in thousands)
Stock options	2,764	1,449
Warrants	38,555	11,208
Shares excluded from the calculation of diluted loss per share	41,319	12,657

The March 31, 2026 data in the chart above does not include warrants issuable upon exercise of the Series G Warrants (Series H Warrants) which, at March 31, 2026, have the potential to increase the shares of Common Stock outstanding, if exercised for shares of Common Stock (rather than for pre-funded warrants in lieu thereof), by 27,945,000 shares and further dilute future earnings.

See Note 21 – Subsequent Events for additional information.

17.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Research and development	$38	$14	$72	$37
General and administrative	339	356	881	1,223
Total	$377	$370	$953	$1,260

Stock Options

iBio, Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”)

On November 27, 2023, the Company’s stockholders approved the adoption of the 2023 Plan for employees, officers, directors and external service providers which is the successor to the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) and once approved became effective on January 1, 2024. The maximum number of shares of Common Stock reserved and available for issuance under the 2023 Plan is 1,200,000 shares (the “Limit”). In addition, such Limit automatically increases on January 1 of each calendar year commencing on January 1, 2025 and ending on (and including) January 1, 2033, by a number of shares of Common Stock equal to five percent (5%) of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year; provided, however, that the Board may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock, provided further that the Limit, as in effect at any time, shall be adjusted as a result of any reorganization, recapitalization, reclassification, stock dividend, extraordinary cash dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. The 2023 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2023 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board and $1,500,000 for any non-executive chair of the Company’s Board should one be appointed. Notwithstanding the foregoing, the independent members of the Board may make exceptions to such limits in extraordinary circumstances. The term of the 2023 Plan will expire on the tenth anniversary of the effective date of the 2023 Plan (December 31, 2033).

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

Under the 2023 Plan, 138,150 shares of Common Stock have been issued pursuant to past grants, 2,716,800 shares of Common Stock are reserved for past grants, and the remaining 306,086 shares of Common Stock are available for future grants as of March 31, 2026.

iBio, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”)

On December 9, 2020, the Company’s stockholders approved the 2020 Plan for employees, officers, directors and external service providers. The total number of shares of Common Stock reserved under the 2020 Plan was 64,000 shares of Common Stock for issuance pursuant to the grant of new awards under the 2020 Plan. The 2020 Plan allowed for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2020 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year could not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director was initially elected or appointed to the Board of Directors and $1,500,000 for any non-executive chair of the Company’s Board of Directors should one be appointed. Notwithstanding the foregoing, the independent members of the Board could make exceptions to such limits in extraordinary circumstances. The term of the 2020 Plan will expire on the tenth anniversary of the date the 2020 Plan was approved by the stockholders (December 9, 2030).

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

Under the 2020 Plan, 23,240 shares of Common Stock have been issued pursuant to past exercises, 26,406 shares of Common Stock are reserved for past grants, and the remaining 14,354 shares of Common Stock will no longer be available for future grants as of March 31, 2026.

Stock Option Issuances - 2023 Plan

Issuances of stock options during the nine months ended March 31, 2026 were as follows:

Grantee	Plan	# of Options	Exercise Price	Vesting	Term
Employee	2023 Plan	423,000	$1.83 - $2.15	25% 1st year and quarterly thereafter	10 years
Directors	2023 Plan	81,000	$1.00	Monthly over one year	10 years
Executive Officers	2023 Plan	310,000	$0.893	25% 1st year and quarterly thereafter	10 years
Executive Officers	2023 Plan	804,000	$2.23	25% 1st year and quarterly thereafter	10 years
Total		1,618,000

The Company estimated the fair value of options granted during the nine months ended March 31, 2026 using the Black-Scholes option pricing model with the following assumptions:

Weighted-average risk-free interest rate	3.64% - 3.94%
Dividend yield	0%
Volatility	229.25% - 233.93%
Expected term (in years)	5.7 - 6.3

RSUs

No RSUs were granted during the nine months ended March 31, 2026.

18.   Income Taxes

The Company recorded no income tax expense for the three and nine months ended March 31, 2026 and 2025 because the estimated annual effective tax rate was zero. As of March 31, 2026, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

19.   Commitments and Contingencies

CRO Agreements

In fiscal years 2025 and 2026, the Company entered into agreements with five contract research organizations (“CROs”) for chemistry, manufacturing, and controls (CMC) development, non-clinical toxicology and related studies to advance IBIO-600 and IBIO-610 towards clinical testing. The Company incurred costs of approximately $1.5 million and $5.9 million for the three and nine months ended March 31, 2026, respectively, and has incurred total costs of approximately $8 million since the projects’ inception. The Company is committed to additional costs totaling approximately $6.2 million as of March 31, 2026.

20.   Employee 401(k) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(k) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended March 31, 2026 and 2025, employer contributions made to the Plan totaled approximately $45,000 and $44,000, respectively. For the nine months ended March 31, 2026 and 2025, employer contributions made to the Plan totaled approximately $151,000 and $97,000, respectively.

21.   Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date through May 12, 2026, the date that the financial statements were issued. During this period, there were no material subsequent events requiring disclosure except as discussed below.

Series G Warrants

On April 8, 2026, the Company issued a press release announcing (the “Public Announcement”) that it received CTN acknowledgement from Australia’s Therapeutic Goods Administration (“TGA”) and ethics approval from a Human Research Ethics Committee (“HREC”), enabling the initiation of a first-in-human clinical trial of IBIO-600 in Australia. As a result of the Public Announcement, all outstanding Series G Warrants will expire at 5:00 p.m. (New York City time) on May 20, 2026. See Note 15 – Stockholders’ Equity for more information.

During the fourth quarter of fiscal year 2026, Series G Warrants to purchase 13,790,000 shares of Common Stock were exercised whereby the holders elected to receive pre-funded warrants to purchase up to 13,790,000 shares of Common Stock in lieu of shares of Common Stock, together with Series H Warrants to purchase up to 13,790,000 shares of Common Stock, for gross proceeds of approximately $9.6 million. The pre-funded warrants issued upon this election have an exercise price of $0.001 and are immediately exercisable.

During the fourth quarter of fiscal year 2026, Series G Warrants to purchase 10,585,000 shares of Common Stock were exercised whereby the holders elected to receive 10,585,000 shares of Common Stock, together with Series H Warrants to purchase up to 10,585,000 shares of Common Stock, for gross proceeds of approximately $7.4 million.

During the fourth quarter of fiscal year 2026, pre-funded warrants issued upon the exercise of Series G Warrants to purchase an aggregate of 1,700,000 shares of Common Stock, were exercised for proceeds of approximately $1,700.

In conjunction with 2025 Underwriting Agreement, the Company incurred fees upon the exercise of these Series G Warrants totaling approximately $1 million.

2025 Pre-Funded Warrants

During the fourth quarter of fiscal year 2026, 2025 Pre-Funded Warrants to purchase an aggregate of 2,850,000 shares of Common Stock, were exercised for proceeds of approximately $2,850.

RubrYc Developmental Milestone

Under the Asset Purchase Agreement, the Company agreed to make potential additional payments of up to $5,000,000 upon the achievement of specified developmental milestones on or before the fifth anniversary of the closing date, payable in cash or shares of the Common Stock, at the Company’s option. At each reporting date, the Company re-evaluates the probability of achievement of each potential development milestone. The receipt of the CTN acknowledgement from Australia’s TGA and ethics approval from HREC on April 8, 2026, which enables the Company to initiate a first-in-human clinical trial of IBIO-600 in Australia, increases the likelihood of the Company achieving one of the specified developmental milestones. If achieved, the Company has the option to pay the potential additional development milestone payment in cash or in shares of the Company’s Common Stock.

Promissory Note Receivable

On May 7, 2026, the Company entered into a letter agreement with Safi, pursuant to which the Company and Safi agreed to a second extension of the maturity date of the Note, dated June 19, 2023, to June 19, 2027. Safi paid the Company approximately $75,000 for all accrued interest through the date of the second extension in accordance with the terms of the Note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Quarterly Report”) and in our annual report on Form 10-K for the year ended June 30, 2025 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on September 5, 2025. Unless the context requires otherwise, references in this Quarterly Report to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

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

Overview

iBio, Inc. (the “Company” or “iBio”) is a preclinical stage biotechnology company leveraging the power of Artificial Intelligence (“AI”) for the development of hard-to-drug precision antibodies for obesity, cardiometabolic and cardiopulmonary diseases. Our core mission is to harness the potential of AI and machine learning (“ML”) to unveil novel biologics which other scientists have been unable to develop. Through our innovative AI Drug Discovery Platform, we have been able to identify differentiated molecules aimed to address unmet needs by current approved interverional therapies.

We believe the future treatment for obesity lies not just in overall weight loss—but in the quality, durability, and tolerability of weight loss. Current interventional therapies, such as glucagon-like peptide-1 (“GLP-1”) receptor agonists have ushered in a breakthrough era, yet challenges remain: muscle loss, fat regain after treatment cessation, and long-term tolerability. We are developing next-generation therapies designed to meet these unmet needs, by leveraging AI-guided antibody design, advanced screening technologies and deep expertise in biologics development.

Our strategy is built on multiple key principles. First, we aim to develop next-generation antibody therapeutics addressing limitations of currently approved treatments, offering options with the potential to preserve muscle mass, target fat selectively, and provide durable weight loss with improved tolerability. Second, we are prioritizing on targets with strong human genetic and clinical validation, which we believe both reduce translational risk and increase the likelihood of clinical success. Third, we are evaluating opportunities in adjacent obesity-related indications, including cardiometabolic and cardiopulmonary conditions such as PH-HFpEF.  Lastly, we are applying our integrated AI Drug Discovery Platform and deep scientific expertise to rapidly generate and advance development-ready biologics, enabling us to move with speed and precision in a competitive and fast-evolving field.

Obesity is associated with a broad range of cardiometabolic and cardiopulmonary complications, therefore, we are also evaluating selected adjacent indications where our AI Drug Discovery Platform and target biology may offer differentiated therapeutic opportunities. Our current therapeutics are all in preclinical development, and we have not completed any clinical trials in humans for any therapeutic protein product candidate produced using our technology. There is a risk that we will be unsuccessful in developing or commercializing any product candidates.

After receiving Clinical Trial Notification acknowledgement from Australia’s Therapeutic Goods Administration and ethics approval from a Human Research Ethics Committee, we anticipate IBIO-600 will enter Phase 1a clinical trials in Australia in the second quarter of calendar 2026, marking a pivotal milestone for us as the first molecule generated from our technology platform to advance into clinical development.  In parallel, with shifting our focus to IBIO-610, potentially the first long-acting antibody inhibiting Activin E, we have accelerated the development of IBIO-610 and anticipate the commencement of first human clinical trials in the first half of calendar 2027. We are also advancing additional preclinical programs, including a bispecific antibody program for cardiopulmonary disease, which we are evaluating for potential use in PH-HFpEF.

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

Our approach to the evolving needs in obesity treatment is facilitated by our fully integrated antibody discovery platform, designed from the ground up for precision, speed and developability. At the core of our AI Drug Discovery Platform is an AI-enabled epitope steering engine enabling us to precisely direct antibodies to functional hotspots on even the most challenging targets—often considered undruggable. When combined with our antibody optimization platform, which deeply integrates generative AI tools with mammalian display technology, we can progress from concept to development-ready antibody in as little as seven months.

Our strategic approach to fulfilling our mission is outlined as follows:

●	Our disease area strategy rests on three pillars:
o	Therapeutic Focus: Develop potential therapies for obesity, cardiometabolic and cardiopulmonary diseases, including therapies that may complement or follow GLP-1 treatment, provide well-tolerated monotherapy alternatives for patients unable or unwilling to remain on GLP-1s, or address additional areas of high unmet needs.
o	Target Selection: Prioritize targets with strong human validation – genetic or pharmacologic – to reduce development risk and increase the likelihood of achieving first- or best-in-class outcomes.
o	Competitive Edge: Leverage the integration of our AI-driven discovery platform, domain expertise, experienced personnel and advancing preclinical pipeline to accelerate differentiation and unlock targets others cannot.

●	Capital efficient business approach: Our strategic business approach is structured around the following pillars of value creation:
o	Developing and Advancing our In-house Preclinical Programs Cost Effectively: Drug discovery and clinical advancement of our pipeline remain central to our success. We continue to advance programs in obesity, cardiometabolic, and cardiopulmonary diseases with the goal of becoming a clinical-stage company, while also evaluating potential partnerships around select obesity assets to maximize their value and accelerate development timelines.
o	Strategic Collaborations: We continue to pursue selective strategic collaborations using our existing portfolio of obesity and immuno-oncology assets, in order to accelerate our preclinical programs efficiently.
o	Out-Licensing in Diverse Therapeutic Areas: We are evaluating opportunities for out-licensing our AI Drug Discovery Platform to broaden the use of our platform technologies beyond our core focus areas of obesity, cardiometabolic, and cardiopulmonary diseases. These opportunities include potential partnerships in therapeutic areas such as immunology, inflammation, pain, and vaccines. Through such arrangements, we aim to provide partners with access to our AI-based discovery and screening technologies while generating potential revenue streams and maintaining operational focus on our internal research and development priorities.

In essence, we believe we are sculpting a future where cutting-edge AI-driven biotechnology propels the discovery of intricate biologics, fostering partnerships, accelerating innovation, and propelling the advancement of science.

Our current pre-clinical product candidate pipeline is set forth below.

IBIO-610

By leveraging our AI Drug Discovery Platform, we believe we have successfully identified the first long-acting antibody inhibiting Activin E, a potentially first-in-class Activin E antibody candidate. Preclinical data from multiple in vitro cell-based assays, including one on a human adipocyte cell line, demonstrated robust blockade of Activin E-mediated signaling. The antibody has been evaluated in multiple pre-clinical studies in a model of diet-induced obesity (DIO) in mice, both alone with biweekly dosing and in combination with semaglutide dosed daily. These results suggest IBIO-610 may induce fat-selective weight loss.

In a DIO mouse model, IBIO-610 was administered biweekly at 10 mg/kg for four weeks to evaluate its effects as a monotherapy. Treated mice were observed to have an 8.9% reduction in body weight compared to baseline and placebo, with body composition analysis revealing a 26% reduction in fat mass and no measurable loss of lean mass. Outlier non-responder mice were excluded.

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

IBIO-610 was evaluated in a preclinical pharmacokinetic (“PK”) and body composition study in obese, mature non-human primates (“NHPs”) designed to characterize systemic exposure and assess early signs of activity on fat and body composition. In previously disclosed results from this study, IBIO-610 demonstrated a terminal half-life of approximately 33.2 days in obese NHPs following administration, and based on allometric scaling approaches, we estimated a projected human half-life of up to 100 days, which may support infrequent dosing. In addition, in a small study that was not statistically powered, following two once-every-eight-week doses, IBIO-610 reduced visceral fat by 6.7% and total fat mass by 5.2% in obese NHPs compared to vehicle-treated obese NHPs, with a slight increase in lean mass following treatment. These findings are consistent with the fat-selective profile we observed in prior rodent studies. Following these studies, we initiated chemistry, manufacturing and controls (“CMC”) and nonclinical toxicology activities to support the advancement of IBIO-610 toward clinical development.

Myostatin x Activin A Bispecific Antibody

We are developing a bispecific antibody program targeting myostatin, GDF11 and Activin A. We are evaluating this program for potential use in obesity and cardiopulmonary disease, including PH-HFpEF. Leveraging our innovative AI Drug Discovery Platform, this program is in late discovery, where multiple parameters, including potency, selectivity, expression, stability and manufacturability, are being optimized.

Our bispecific antibody is designed to selectively neutralize what we believe are key pathological ligands across multiple aspects of disease biology. Based on our preclinical work, Activin A may contribute to cardiac fibrosis and vascular remodeling, while myostatin and GDF11 may contribute to skeletal muscle dysfunction and reduced functional capacity. In combination, our bispecific antibody is designed to reduce cardiac fibrosis, reverse pulmonary vascual remodeling, and improve whole body functional capacity, while avoiding some of the safety considerations associated with broader TGF-β ligand blockade.

In preclinical in vitro studies, early findings in human muscle progenitor or muscle stem cells suggest our bispecific candidates induced greater differentiation and fusion into mature muscle cells than antibodies targeting myostatin or Activin A alone. In addition, in human cardiac fibroblast studies, GDF8, GDF11 and Activin A promoted fibrotic activation and pro-inflammatory or pro-fibrotic gene expression, supporting the biological rationale for combined blockade in cardiopulmonary disease. We are also evaluating the program in vivo in a mouse model designed to assess stress-induced right ventricular remodeling in the setting of obesity and hemodynamic stress. We currently expect to nominate an optimized development candidate, validated for potency, selectivity, manufacturability and in vivo efficacy, in the third quarter of calendar 2026, before entering IND-enabling activities.

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

Following completion of the NHP PK study, we initiated CMC and nonclinical toxicology activities to support the advancement of IBIO-600 into clinical development. We have completed manufacture and fill-finish of a GMP batch of IBIO-600, and long-term stability testing is ongoing. We have engaged a contract research organization to support the initiation of first-in-human clinical testing. In parallel, we initiated a nonclinical toxicology program, including rat and NHP dose-range finding studies as well as rat and NHP GLP toxicology studies. We received Clinical Trial Notification (“CTN”) acknowledgement from Australia’s Therapeutic Goods Administration (“TGA”) and ethics approval from a Human Research Ethics Committee (“HREC”) in Australia, enabling initiation of the first-in-human Phase 1 clinical trial for IBIO-600 in Australia. The Phase 1 study is a randomized, double-blind, placebo-controlled, single ascending dose trial designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of IBIO-600 in overweight and obese adult participants. First participants are expected to be dosed in the second quarter of calendar 2026.

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

EngageTx CD3-Based T-Cell Engager Panel

CD3-based T-cell engagers can drive powerful anti-tumor responses by recruiting and activating the body’s own T cells. However, first-generation bispecifics have faced major challenges - namely, cytokine release syndrome, limited specificity, and poor non-human primate (NHP) cross-reactivity, which complicates safety testing.

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

Our ShieldTx platform integrates antibody masking directly into the antibody discovery process, increasing the probability of success. Using our epitope engineering engine, we design small, accurate replicas of target epitopes to raise antibodies; these same engineered epitopes can then serve as optimized masks - making mask design an inherent part of discovery.

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

As a result of this collaboration with AstralBio, we exercised our first option and entered into the Myostatin License Agreement with AstralBio, pursuant to which AstralBio licensed to us, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Myostatin License Agreement) and AstralBio Licensed Know-How (as defined in the Myostatin License Agreement) to develop, manufacture and commercialize and otherwise exploit IBIO-600 for research, diagnosis, treatment, prevention, or management of any disease or medical condition. We are solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-600 in our discretion, subject to the terms of the License Agreement, and for all costs for all activities related to the development, manufacture and commercialization of IBIO-600 worldwide.  IBIO-600 was identified by AstralBio using our proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.  In parallel, we initiated a bispecific antibody program targeting myostatin/activin A to treat obesity, cardiometabolic, and cardiopulmonary disorders, leveraging our proprietary technology stack as well as the technology of IBIO-600.

In April 2025, we exercised our second option and entered into the Activin E License Agreement with AstralBio, pursuant to which AstralBio licensed to us, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Activin E License Agreement) and AstralBio Licensed Know-How (as defined in the Activin E License Agreement) to develop, manufacture and commercialize and otherwise exploit IBIO-610 for research, diagnosis, treatment, prevention, or management of any disease or medical condition.  We are solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-610 in our discretion, subject to the terms of the Activin E License Agreement, and for all costs for all activities related to the development, manufacture and commercialization of IBIO-610 worldwide.

We continue to seek to advance our preclinical immune-oncology candidates with potential as standalone or combination therapies while seeking partnerships for IBIO-600 in the most competitive areas that will likely require combination therapy.  Further, we continue to seek out opportunities for future collaborations using our AI Drug Discovery Platform.

Recent Developments

2026 ATM Agreement

On February 27, 2026, we entered into an Open Market Sale AgreementSM (the “2026 ATM Agreement”) with Jefferies LLC (“Jefferies”) providing for the sale by us of our shares of our common stock, par value $0.001 per share (the “Common Stock”), from time to time, through or to Jefferies in an at-the-market offering program as set forth in the 2026 ATM Agreement. Offers and sales of shares of Common Stock by us, if any, under the 2026 ATM Agreement, will be made pursuant to our shelf registration statement on Form S-3 (File No. 333-293864), filed with the SEC on February 27, 2026 under the Securities Act, which was declared effective on March 6, 2026, and the prospectus included therein related to the offer and sale of up to $100,000,000 of shares of Common Stock. We have agreed to pay Jefferies a commission for its services in acting as agent of up to 3.0% of the gross proceeds from the sale of shares of Common Stock pursuant to the 2026 ATM Agreement. The offering of shares of Common Stock pursuant to the 2026 ATM Agreement will terminate upon the earlier of (i) the sale of all shares of Common Stock subject to the 2026 ATM Agreement, or (ii) termination of the 2026 ATM Agreement as permitted therein by us or Jefferies. No shares have been sold under the 2026 ATM Agreement as of March 31, 2026.

2026 Private Placement

On January 13, 2026 (the “Closing Date”), pursuant to the terms of the securities purchase agreement that we entered into on January 8, 2026 with certain investors (the “2026 Investors”), we issued and sold to the 2026 Investors in a private placement (the “2026 Private Placement”) an aggregate of 1,408,481 shares of Common Stock and, in lieu of shares, pre-funded warrants (the “2026 Pre-Funded Warrants”) to purchase up to an aggregate of 9,653,257 shares of Common Stock. The purchase price per share was $2.35. The purchase price per pre-funded warrant was $2.349, which is equal to the purchase price per share, minus the exercise price of $0.001 for each pre-funded warrant. We received aggregate gross proceeds from the 2026 Private Placement of approximately $26 million, before deducting the placement agent commissions and offering expenses payable by us which totaled approximately $1.7 million.

Series G Warrants

During the fourth quarter ended June 30, 2026 to date, Series G Warrants to purchase 13,790,000 shares of Common Stock were exercised whereby the holders elected to receive pre-funded warrants to purchase up to 13,790,000 shares of Common Stock in lieu of shares of Common Stock, together with Series H Warrants to purchase up to 13,790,000 shares of Common Stock, for gross proceeds of approximately $9.6 million. The pre-funded warrants issued upon this election have an exercise price of $0.001 and are immediately exercisable.

During the fourth quarter ended June 30, 2026 to date, Series G Warrants to purchase 10,580,000 shares of Common Stock were exercised whereby the holders elected to receive 10,580,000 shares of Common Stock, together with Series H Warrants to purchase up to 10,580,000 shares of Common Stock, for gross proceeds of approximately $7.4 million.

Liquidity and Capital Resources

We have incurred net losses and generated negative cash flows from operations for many years. For the nine months ended March 31, 2026, we incurred a net loss of approximately $22.4 million and had negative cash flows from operations of approximately $17 million. Historically, our liquidity needs have been met by the sale and issuances of securities and the issuances of shares of Common Stock through the exercise of warrants. As of March 31, 2026, we had total current assets of approximately $77.3 million, of which approximately $47.6 million was cash and cash equivalents and approximately $27.2 million was investments in debt securities. For the nine months ended March 31, 2026, we had an operating capital deficit of $17 million which compares to the $10.7 million operating capital deficit we maintained for the nine months ended March 31, 2025.

Based on the total cash and cash equivalents, and investments in debt securities of approximately $74.8 million at March 31, 2026, we believe that our current cash position is sufficient to fund our operations for at least 12 months from the date of filing this Quarterly Report.

Despite this liquidity position, the history of significant losses, the negative cash flow from operations, and the dependence by us on our ability to obtain additional financing to fund our operations raised substantial doubt about our ability to continue as a going concern. In August 2025, we closed on an underwritten public offering raising gross proceeds of approximately $50 million and in January 2026, we closed on the 2026 Private Placement raising gross proceeds of approximately $26 million. Additionally, we received gross proceeds of approximately $13.8 million from the exercise of warrants during the nine months ended March 31, 2026. Furthermore, in the fourth quarter of fiscal year 2026, we received gross proceeds of approximately $17 million from warrant exercises. Our ability to generate future revenue is dependent on the successful development, regulatory approval, and commercialization of our product candidates, which are subject to significant risks and uncertainties, including clinical trial outcomes, review timelines of the U.S. Food and Drug Administration (the “FDA”), and market acceptance.

Results of Operations – Comparison of the three months ended March 31, 2026 and 2025

Revenue

Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on advancing our AI-driven discovery platform to develop molecules against hard to drug targets. To date this platform has not generated any material revenue, though we may realize revenue from it in the future. No revenue was recognized during the three months ended March 31, 2026 and 2025.

Research and Development Expenses (“R&D”)

R&D expenses for the three months ended March 31, 2026 and 2025 were $3.3 million and $1.9 million, respectively, an increase of approximately $1.4 million. The increase in R&D expenses is primarily due to increased spending for consultants and outside services supporting our R&D efforts, including NHP studies and CMC activities, and an increase in personnel costs as a result of advancing research activities for our IBIO-600 and IBIO-610 programs and other preclinical pipeline assets.

General and Administrative Expenses (“G&A”)

G&A expenses for the three months ended March 31, 2026 and 2025 were approximately $5.1 million and $3.0 million, respectively, an increase of approximately $2.1 million. The increase is primarily attributable to the impairment of the Company’s indefinite-lived intangible asset IBIO-101 of $2.5 million offset by lower IT related costs and franchise taxes.

Total Operating Expenses

Total operating expenses, consisting primarily of G&A expenses and R&D expenses, for the three months ended March 31, 2026 were approximately $8.4 million, compared to approximately $4.9 million in the same period of fiscal year 2025.

Net Loss

Our net loss for the three months ended March 31, 2026 was $7.7 million, or $0.06 per share of Common Stock, compared to our net loss of approximately $4.9 million, or $0.49 per share of Common Stock, for the three months ended March 31, 2025.

Results of Operations – Comparison of the nine months ended March 31, 2026 and 2025

Revenue

Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on advancing our AI-driven discovery platform to develop molecules against hard to drug targets. To date this platform has not generated any material revenue, though we may realize revenue from it in the future. Revenue in the amount of $0.1 million was recognized for services provided to a collaborative partner during the nine months ended March 31, 2026. Revenue in the amount of $0.2 million was recognized for services provided to a collaborative partner during the nine months ended March 31, 2025.

R&D

R&D expenses for the nine months ended March 31, 2026 and 2025 were $11.1 million and $5.1 million, respectively, an increase of approximately $6 million. The increase in R&D expenses is primarily due to increased spending for consultants and outside services supporting our R&D efforts, including NHP studies and CMC activities, for our IBIO-600 and IBIO-610 programs and other preclinical pipeline assets.

G&A

G&A expenses for the nine months ended March 31, 2026 and 2025 were approximately $12.8 million and $8.5 million, respectively, an increase of approximately $4.3 million. The increase is primarily attributable to the impairment of our indefinite-lived intangible asset, IBIO-101, of $5 million offset by a reduction in IT costs, consulting expenses, accounting fees and franchise taxes.

Total Operating Expenses

Total operating expenses, consisting of R&D expenses and G&A expenses, for the nine months ended March 31, 2026 were approximately $23.9 million, compared to approximately $13.6 million in the same period of fiscal year 2025.

Net Loss

Our net loss for the nine months ended March 31, 2026 was $22.4 million, or $0.25 per share of Common Stock, compared to our net loss of approximately $13.2 million, or $1.44 per share of Common Stock, for the nine months ended March 31, 2025.

Uses of Cash and Funding Requirements

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $17.0 million for the nine months ended March 31, 2026, compared to $10.7 million for the nine months ended March 31, 2025. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities of approximately $27.6 million for the nine months ended March 31, 2026 was primarily due to the purchase of investments in debt securities and the purchase of fixed assets. Net cash provided by investing activities was approximately $0.7 million for the nine months ended March 31, 2025 and was primarily due to the receipt of $0.7 million principal on a promissory note receivable.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended March 31, 2026, was approximately $83.6 million and was primarily attributable to the net proceeds from the sale of securities primarily from the underwritten public offering that we consummated in August 2025, pursuant to which we received net proceeds of approximately $46.4 million, the 2026 Private Placement, pursuant to which we received net proceeds of approximately $24.3 million,  net warrant exercise proceeds of approximately $13.6 million, partially offset by approximately $0.8 million of payments towards debt, including the term promissory note, equipment financing loan, and finance lease obligations. Net cash provided by financing activities was approximately $0.8 million for the nine months ended March 31, 2025 and consisted of proceeds of $1.3 million for the sale of Common Stock and the exercise of stock options offset by payments totaling $0.5 million for various debt.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of March 31, 2026, our accumulated deficit was approximately $354.7 million, and we used approximately $17.0 million for operating activities during the nine months ended March 31, 2026. As of March 31, 2025, our accumulated deficit was approximately $327.1 million, and we used approximately $10.7 million for operating activities during the nine months ended March 31, 2025. Our current cash, cash equivalents and investments in debt securities of approximately $74.8 million as of March 31, 2026, in addition to the gross proceeds of approximately $17 million from warrant exercises through the date of the filing of this Quarterly Report, is anticipated to be sufficient to support operations into the fourth quarter of fiscal year 2028.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”s), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of March 31, 2026, we were not involved in any SPE transactions.

Critical Accounting Estimates

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of March 31, 2026, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following accounting estimate had a material impact on our results of operations for the three and nine months ended March 31, 2026.

Impairment of Indefinite-Lived Intangible Assets

For indefinite-lived intangible assets, we perform an impairment test annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.

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

During the third quarter of fiscal year 2026, we ceased our marketing efforts of the IBIO-101 asset and with our focus on the development of hard-to-drug precision antibodies for obesity, cardiometabolic, and cardiopulmonary diseases, we fully impaired the remaining $2.5 million value of the IBIO-101 asset. Also, during the third quarter of fiscal year 2026, we performed our annual impairment testing of the remaining indefinite-lived intangible assets, with the assistance of a third party, which had a carrying amount of $1.5 million on March 31, 2026 and concluded that they were not impaired.

We will continue to monitor the value of our IP as part of our annual accounting policy for impairment of long-lived assets. The primary impairment indicators that may arise in the near future are (1) any sustained decline in our Common Stock market price and (2) FDA decisions on similar competing technologies that are applying for Phase 1 approval.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our  net loss was approximately $22.4 million and $13.2 million for the nine months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of approximately $354.7 million. Based on the total cash and cash equivalents, and investments in debt securities of approximately $74.8 million at March 31, 2026, we believe that our current cash position is sufficient to fund our operations for at least 12 months from the date of filing this Quarterly Report. Despite this liquidity position, the history of significant losses, the negative cash flow from operations, and the dependence by us on our ability to obtain additional financing to fund our operations raised substantial doubt about our ability to continue as a going concern. Our ability to generate future revenue is dependent on the successful development, regulatory approval, and commercialization of our product candidates, which are subject to significant risks and uncertainties, including clinical trial outcomes, FDA review timelines, and market acceptance.

To date, we have financed our operations primarily through the sale of Common Stock, preferred stock and warrants and the exercise of warrants. We are devoting substantially all of our efforts to research and development, including the development and validation of our technologies, and the development of proprietary therapeutic products against obesity, cardiometabolic and cardiopulmonary diseases. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and may incur operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially if we:

●	initiate clinical trials of our product candidates which we plan to commence in the second quarter of calendar year 2026;
●	continue the research and development of our product candidates;
●	seek to discover or license in additional candidates; and
●	add operational, financial and management information systems and personnel, including personnel to support our product development and manufacturing efforts.

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

Despite our receipt of net proceeds approximately $46.4 million in connection with our underwritten offering consummated in August 2025, $24.3 million in connection with the 2026 Private Placement, and $13.6 million upon the exercise of warrants during the nine month ended March 31, 2026, we will need additional capital to fully implement our long-term business, operating and development plans as we expect to commence clinical trials in the second quarter of calendar year 2026 and do not anticipate that any of our product candidates will generate revenue in the next few years, if at all. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. We currently have no committed sources of funding. The 2026 ATM Agreement that we entered into with Jefferies on February 27, 2026, also has certain requirements that we must meet in order to sell securities pursuant to the 2026 ATM Agreement. There can be no assurance that we will meet the requirements to be able to sell securities pursuant to the 2026 ATM Agreement, of if we meet the requirements that we will be able to raise sufficient funds on favorable terms. There can be no assurances that we will be able to raise the funds needed.  Although we are no longer limited in our ability to sell securities registered on our registration statement on Form S-3 because the market value of our voting securities held by non-affiliates exceeded $75 million, we could in the future be subject to such limitations if the price of our stock should drop at certain measurement times. If we are unable to raise capital in sufficient amounts when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

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

Our stockholders will experience substantial dilution from the issuance of shares of Common Stock upon the exercise of outstanding warrants issued in our public and private offerings. Raising additional capital may also cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. Further, our stockholders will experience substantial dilution from the issuance of certain development milestone payments if paid in equity.

As of March 31, 2026, up to 89,042,863 shares of Common Stock are issuable upon the exercise of pre-funded warrants, with an exercise price of $0.001, and up to 38,555,185 shares of Common Stock are issuable upon the exercise of outstanding warrants, the issuance of which will result in substantial dilution to the existing holders of our Common Stock and will increase the number of shares eligible for resale in the public market.

Until such time as we can generate substantial development, manufacturing, license or product revenues, we expect to finance our cash needs through a combination of equity offerings, collaborations, strategic alliances, service contracts, manufacturing contracts, licensing and other arrangements. Sources of funds may not be available or, if available, may not be available on terms satisfactory to us.

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

To the extent that we raise additional capital through a public or private offering and sale of equity securities, stockholders’ ownership interest will be diluted, and the terms of the securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Sales of our Common Stock offered through current or future equity offerings may result in substantial dilution to our stockholders. The sale of a substantial number of shares of our Common Stock to investors, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

The current partial shutdown, or a recurring shutdown, of the U.S. federal government may adversely affect our business operations and regulatory compliance. Since February 14, 2026, the U.S. federal government has been operating under a partial shutdown resulting from a lapse in appropriations for the Department of Homeland Security (“DHS”), while other federal agencies remain funded. As a result, certain DHS-related services and activities have been disrupted or delayed, including staffing and operations at agencies such as the Transportation Security Administration and the Federal Emergency Management Agency, and related third-party functions on which we may indirectly rely. More broadly, the shutdown has contributed to market volatility, operational inefficiencies and economic uncertainty, including disruptions to travel and commerce. If the shutdown continues or expands, or if future funding lapses occur, additional federal agency operations or regulatory activities could be suspended or delayed, which could adversely affect our operations, access to capital, business plans and the market price and liquidity of our securities. The duration and ultimate impact of the current shutdown are uncertain and beyond our control.

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

We have previously applied for government grants to support some of our research and development activities for our product candidates.  A lapse in appropriations resulting in a government shutdown could materially disrupt the timing and availability of these funds. During such shutdowns, federal agencies may suspend the processing of new grant applications, delay reimbursements, or pause disbursements for existing awards. These interruptions could adversely affect our ability to complete our planned research and development activities. If federal funding continues to be delayed, reduced or canceled, we may need to seek alternative sources of financing, scale back research efforts, or defer planned initiatives, any of which could have a material adverse effect on our financial condition and results of operations. If we resume applying for government grants and do not obtain the grants we apply for, we may not have sufficient funds to develop certain of our product candidates. Even if we obtain grant funding, the terms of the grant funding may be restrictive. Often government grants include provisions that reflect the government’s substantial rights and remedies, many of which are not typically found in commercial contracts, including powers of the government to potentially require repayment of all or a portion of the grant award proceeds, in certain cases with interest, in the event we violate certain covenants pertaining to various matters.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K, the Company has not sold any unregistered securities during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit No.	Description
3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 – File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 – File No. 001-35023)

3.3

Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.6

Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.7

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022 – File No. 000-53125)

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.9

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2022 – File No. 001-35023)

3.10

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – File No. 001-35023)

4.1

Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026 – File No. 001-35023)

10.1

Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026 – File No. 001-35023)

10.2

Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026 – File No. 001-35023)

10.3

Open Market Sale Agreement, dated February 27, 2026, by and between the Company and Jefferies LLC (Incorporated herein by reference to Exhibit Number 1.1 to the Company’s registration statement on Form S-3 (File No. 333-293864, as filed with the Securities and Exchange Commission on February 27, 2026)

31.1*

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

iBio, Inc.
(Registrant)

Date: May 12, 2026	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer and Chief Scientific Officer Principal Executive Officer

Date: May 12, 2026	/s/ Felipe Duran
Felipe Duran
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer