Form 10-K
period 2026-06-30
iBio, Inc.
filed 2026-08-28
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $57,512,678 as of December 31, 2025, based upon the closing sale price of $1.93 per share reported as of December 31, 2025.

There were 64,307,256 shares of the registrant’s common stock issued and outstanding as of August 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the Definitive Proxy Statement to be used in connection with the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K

IBIO, INC.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context requires otherwise, references in this Annual Report for the fiscal year ended June 30, 2026 (this “Annual Report”) to “iBio,” the “Company,” “we,” “us,” “our” and similar terms mean iBio, Inc.

Certain statements in this Annual Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include forward-looking statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (the “SEC”), all as may be amended from time to time. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. All statements contained in this Annual Report, other than statements that are purely historical, are forward-looking statements. Forward looking-statements can be identified by, among other things, the use of forward-looking language, such as the words “plans,” “intends,” “believes,” “expects,” “anticipates,” “estimates,” “projects,” “potential,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, the negative of these terms, other variations of these terms or comparable language, or by discussion of strategy or intentions. Forward-looking statements are based upon management’s present expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future and are subject to known and unknown risks and uncertainties that could cause actual results, events or developments to be materially different from those indicated in such forward-looking statements, including the risks and uncertainties set forth in Item 1A of this Annual Report and in other securities filings by the Company. These risks and uncertainties should be considered carefully, and readers are cautioned not to place undue reliance on such forward-looking statements. As such, no assurance can be given that the future results covered by the forward-looking statements will be achieved. All information in this Annual Report is as of June 30, 2026, unless otherwise indicated. The Company does not intend to update this information to reflect events after the date of this Annual Report.

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

PART I

Item 1. Business.

Overview

iBio, Inc. (also referred to as “we”, “us”, “our”, “iBio”, or the “Company”) is a clinical-stage biotechnology company leveraging the power of Artificial Intelligence (“AI”) for the development of hard-to-drug precision antibodies for obesity, cardiometabolic and cardiopulmonary diseases. Our core mission is to harness the potential of AI and machine learning (“ML”) to unveil novel biologics which other scientists have been unable to develop. Through our innovative AI Drug Discovery Platform, we have been able to identify differentiated molecules aimed at addressing unmet needs by current approved therapies.

We believe the future treatment for obesity lies not just in overall weight loss, but in the quality, durability, and tolerability of weight loss. Current interventional therapies, such as glucagon-like peptide-1 (“GLP-1”) receptor agonists have ushered in a breakthrough era, yet challenges remain: muscle loss, fat regain after treatment cessation, and long-term tolerability. We are developing next-generation therapies designed with the goal of meeting these unmet needs, by leveraging AI-guided antibody design, advanced screening technologies and deep expertise in biologics development.

Our strategy is built on multiple key principles. First, we aim to develop next-generation antibody therapeutics addressing limitations of currently approved treatments, offering options with the potential to preserve muscle mass, target fat selectively, and provide durable weight loss with improved tolerability. Second, we are prioritizing targets with strong human genetic and clinical validation, which we believe both reduces translational risk and increases the likelihood of clinical success. Third, we are evaluating opportunities in adjacent obesity-related indications, including cardiometabolic and cardiopulmonary conditions such as pulmonary hypertension due to heart failure with preserved ejection fraction (“PH-HFpEF”).  Lastly, we are applying our integrated AI Drug Discovery Platform and deep scientific expertise to rapidly generate and advance development-ready biologics, enabling us to move with speed and precision in a competitive and fast-evolving field.

Obesity is associated with a broad range of cardiometabolic and cardiopulmonary complications, therefore, we are also evaluating selected adjacent indications where our AI Drug Discovery Platform and target biology may offer differentiated therapeutic opportunities. IBIO-600 is currently in clinical development, while our other product candidates are in preclinical development. We have not completed any clinical trials in humans for any therapeutic protein product candidate produced using our technology, and there is a risk that we will be unsuccessful in developing or commercializing any product candidates.

Following Clinical Trial Notification (“CTN”) acknowledgement from Australia’s Therapeutic Goods Administration (“TGA”) and ethics approval from a Human Research Ethics Committee (“HREC”), we initiated a Phase 1 clinical trial of IBIO-600 in Australia and dosed the first participant in June 2026, marking our transition to a clinical-stage company and represented the first molecule generated using our AI Drug Discovery Platform to advance into clinical development. To date, we have enrolled 31 participants in the first four cohorts of the Phase 1 clinical trial of IBIO-600 in Australia. In parallel, we have accelerated the development of IBIO-610, a potentially first-in-class, long-acting antibody designed to inhibit Activin E, and anticipate commencing first-in-human clinical trials in the first half of calendar year 2027. We are also advancing additional preclinical programs, including IBIO-800, a myostatin × Activin A bispecific antibody being evaluated for potential use in PH-HFpEF.

Our discovery and development work is conducted at our San Diego research and development (“R&D”) laboratory space, where our AI and ML scientists and biopharma researchers operate side by side. This close integration of disciplines enables rapid iteration between AI-enabled design and translational validation, compressing the timeline from hypothesis to clinic. With our robust platform, focused clinical and preclinical pipeline, and growing scientific and leadership team, we are building a durable and differentiated position in obesity therapeutics—one designed to outlast the first wave and define what comes next.

Key Achievements in Fiscal Year 2026 and Q1 of Fiscal Year 2027

Progress on Obesity and Cardiometabolic Pipeline

●	Advanced IBIO-610, a long-acting Activin E antibody, into IND-enabling studies: Initiated chemistry, manufacturing and controls (“CMC”) development and good laboratory practice (“GLP”) toxicology studies in rats and non-human primates. Our preclinical studies demonstrated a prolonged half-life and near-complete suppression of active Activin E through eight weeks in obese non-human primates, as well as fat-specific activity and enhanced body-composition effects in combination with semaglutide in mouse and non-human primate models.
●	Advanced IBIO-600, a long-acting myostatin antibody, through the single ascending dose portion of its first-in-human Phase 1 clinical trial: Initiated a first-in-human trial and dosed the first participant in June 2026, approximately two years after program initiation. To date, 31 participants have been dosed across all four planned single ascending dose (“SAD”) cohorts, with no safety findings identified that would preclude dose escalation. iBio is now preparing to advance IBIO-600 into the multiple ascending dose (“MAD”) portion of the study.
●	Advanced IBIO-800, a myostatin × Activin A bispecific antibody, into IND-enabling development: Selected a development candidate and initiated IND-enabling activities, including CMC development and nonclinical toxicology studies, while presenting preclinical data supporting its potential to preserve muscle and address cardiopulmonary disease, particularly PH-HFpEF.
●	Expanded the amylin receptor antibody program we are working with in collaboration with AstralBio by combining new GPCR antigen engineering and multidimensional antibody selection capabilities: Addressed the challenge of discovering antibodies with precise activity across closely related receptor variants by combining engineered G protein-coupled receptor (“GPCR”) antigens that mimic multiple receptor configurations with mammalian display-based combinatorial selection for subtype specificity, cross-species binding, functional activity and developability. We believe this approach can be used to generate next-generation agonist antibodies with distinct and differentiated amylin receptor pharmacology.

Financial Stability

●	Closed a public offering in August 2025 for a total gross proceeds of up to $100 million: The offering was led by Balyasny Asset Management, and included participation from Cormorant Asset Management, Adage Capital Partners, Ally Bridge Group, Marshall Wave, Coastlands Capital, SilverArc Capital Management, Vestal Point Capital, and Ausangate Capital. The total gross proceeds of up to $100 million assumes the exercise of all of the warrants sold in the offering in full for cash.
●	Closed a private investment in January 2026 for total gross proceeds of $26 million: Entered into a securities purchase agreement with healthcare-focused, high-quality institutional investors led by Frazier Life Sciences and other existing investors.
●	Entered into an Open Market Sale AgreementSM with Jefferies LLC providing for the sale, from time to time, by us of up to $100,000,000 of shares of Common Stock.

Strengthened our Board of Directors and Senior Leadership Team

●	Added a new Board member with strong financial and biotech expertise: Expanded the Board expertise with the appointment of Dr. Elizabeth Stoner who brings deep biotechnology industry experience and proven leadership in both capital markets and clinical stage drug development.

●	Appointed Chief Medical Officer: In August 2026, we appointed Dr. Molly Carr as Chief Medical Officer, whose over 30 years of clinical, academic, and biopharmaceutical experience in endocrinology and metabolic diseases is expected to lead the Company’s global clinical strategy, medical affairs, and regulatory initiatives.

Recent Developments

AstralBio Amylin License

On August 27, 2026, we entered into an exclusive license agreement related to Amylin (the “Amylin License Agreement”) with AstralBio, Inc. (“AstralBio”), pursuant to which AstralBio has licensed to us, on a worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Amylin License Agreement) and AstralBio Licensed Know-How (as defined in the Amylin License Agreement) the right to Develop, Manufacture and Commercialize and otherwise exploit any product directed to Amylin that contains the licensed antibody targeting Amylin, for research, diagnosis, treatment, prevention, or management of any disease or medical condition worldwide (the “Amylin Licensed Product”). All capitalized terms herein have the definitions assigned to them in the Amylin License Agreement unless otherwise defined herein.

We are solely responsible for all decisions related to the launch, sales and marketing and promotion of Amylin Licensed Product in our discretion, subject to the terms of the Amylin License Agreement, and for all costs for all activities related to, the Development, Manufacture and Commercialization of the Amylin Licensed Product worldwide. In consideration for the rights and licenses granted by AstralBio to us in the Amylin License Agreement, we agreed to pay AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days after the effective date of the Amylin License Agreement, and (ii) upon the occurrence of specified developmental and commercial milestones, including net sales, milestone payments of up to an aggregate of $28 million, which can be paid by cash or, provided we remain listed on the Nasdaq Capital Market (“Nasdaq”) or another national stock exchange at the time of the payment, by issuing shares of our Common Stock, subject to approval of the issuance of any such shares by Nasdaq, and provided, however, in no event shall we issue to AstralBio pursuant to the Amylin License Agreement shares of our Common Stock resulting in AstralBio owning more than 19.9% of the total number of shares of our Common Stock outstanding as of the date of entering into the Amylin License Agreement. In the event we sublicense an Amylin Licensed Product or a product that includes an Amylin Licensed Product, we will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

The Amylin License Agreement will remain in effect at all times and thereafter, unless and until terminated earlier pursuant to the Amylin License Agreement. The Amylin License Agreement can be terminated (i) by the Company for any reason or no reason upon 45 days’ written notice to AstralBio; (ii) by either party upon written notice to the other party if the other party materially breaches the Amylin License Agreement and such breach is not cured to the reasonable satisfaction of the non-breaching party within 90 days of receipt of such written notice, subject to certain exceptions; (iii) by either party upon certain bankruptcy or insolvency events of the other party; and (iv) by either party if the other party or any sublicensee challenges the patentability, enforceability or validity of any claim related to any Patent or the secret and substantial nature of any Know-How, such Patent and/or Know-How being licensed to the party making the challenge, subject to certain exceptions as set forth in the Amylin License Agreement.

Strategy

We are developing next-generation antibody medicines for obesity and its cardiometabolic and cardiopulmonary complications. One of the most important advances in modern obesity treatment has been the emergence of GLP-1 receptor agonists and other incretin-based therapies. These drugs have transformed the field by enabling weight loss that, in some cases, rivals the effects of invasive bariatric surgery. But as physicians and patients gain real-world experience, it’s becoming increasingly clear first-generation therapies, while groundbreaking, leave important gaps.

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

Our strategic approach to fulfilling our mission is outlined as follows:

●	Our disease area strategy rests on three pillars:
o	Therapeutic Focus: Develop potential therapies for obesity, cardiometabolic and cardiopulmonary diseases, including therapies that may complement or follow GLP-1 treatment, provide well-tolerated monotherapy alternatives for patients unable or unwilling to remain on GLP-1s, or address additional areas of high unmet needs.
o	Target Selection: Prioritize targets with strong human validation – genetic or pharmacologic – to reduce development risk and increase the likelihood of achieving first- or best-in-class outcomes.
o	Competitive Advantage: Leverage the integration of our AI-driven discovery platform, domain expertise, experienced personnel and advancing preclinical pipeline to accelerate differentiation and unlock targets others cannot.

●	Capital efficient business approach: Our strategic business approach is structured around the following pillars of value creation:
o	Developing and Advancing our Pipeline Cost Effectively: Drug discovery and clinical advancement of our pipeline remain central to our success. As a clinical-stage company, we continue to advance clinical and preclinical programs in obesity, cardiometabolic and cardiopulmonary diseases, while also evaluating potential partnerships around select assets to maximize their value and accelerate development timelines.
o	Strategic Collaborations: We continue to pursue selective strategic collaborations using our existing portfolio of obesity and immuno-oncology assets, in order to accelerate our preclinical programs efficiently.
o	Out-Licensing in Diverse Therapeutic Areas: We are evaluating opportunities for out-licensing our AI Drug Discovery Platform to broaden its use beyond our core focus areas of obesity, cardiometabolic, and cardiopulmonary diseases. These opportunities include potential partnerships in therapeutic areas such as immunology, inflammation, pain, and vaccines. Through such arrangements, we aim to provide partners with access to our AI-based discovery and screening technologies in order to generate non-dilutive cash flow along with potential revenue streams while maintaining operational focus on our internal research and development priorities.

In essence, we believe we are sculpting a future where cutting-edge AI-driven biotechnology propels the discovery of intricate biologics, fostering partnerships, accelerating innovation, and propelling the advancement of science.

The current product candidate pipeline is set forth below.

IBIO-610

Activin E is part of the transforming growth factor-β (“TGF-β”) superfamily and has been implicated in the regulation of energy homeostasis and overall metabolic health. Human genetic studies provide compelling support for Activin E as a therapeutic target, as individuals carrying loss-of-function variants of the INHBE gene exhibit reduced visceral fat, improved lipid profiles, and lower risk of cardiometabolic diseases.

By leveraging our AI Drug Discovery Platform, we believe we have successfully identified the first antibody inhibiting Activin E. Preclinical data from multiple in vitro cell-based assays, including one on a human adipocyte cell line, demonstrated robust blockade of Activin E-mediated signaling. The antibody has been evaluated in multiple pre-clinical studies in a model of diet-induced obesity (“DIO”) in mice, both alone with bi-weekly dosing and in combination with semaglutide dosed daily. These results suggest IBIO-610 may induce fat-selective weight loss.

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

IBIO-610 was evaluated in a preclinical pharmacokinetic (“PK”) and a body composition study in obese, mature non-human primates (“NHPs”) designed to characterize systemic exposure and assess early signs of activity on fat and body composition. In previously disclosed results from this study, IBIO-610 demonstrated a terminal half-life of approximately 33.2 days in obese NHPs following administration, and based on allometric scaling approaches, we estimated a projected human half-life of up to 100 days, which may support infrequent dosing. In addition, in a small study that was not statistically powered, following two once-every-eight-week doses, treatment with IBIO-610 was associated with 6.7% lower visceral fat and 5.2% lower total fat mass compared with vehicle-treated obese NHPs, with a slight increase in lean mass. These findings are consistent with the fat-selective profile we observed in prior rodent studies. Additionally, obese NHPs treated with a single IV dose of IBIO-610 showed up to a 98% reduction in serum levels of active Activin E.

In July 2026, we announced new preclinical data from our obese NHP study evaluating IBIO-610. Following a single dose of IBIO-610, active Activin E levels in the blood were reduced in all treated NHPs and remained suppressed through eight weeks. At both weeks 4 and 8, active Activin E levels were reduced to levels below the limits of the assay. Overall, active Activin E was reduced by 98% at week 4 and 97% at week 8 compared with baseline. We believe that these findings support IBIO-610's potential for best-in-class pathway inhibition and further support the potential for an infrequently dosed, long-acting antibody approach. The data also demonstrated IBIO-610's potential to promote fat-selective weight loss while preserving lean mass. In obese NHPs, when combined with semaglutide, IBIO-610 drove greater visceral and total fat loss while reducing lean mass loss by 73% versus semaglutide alone, further supporting its potential as both a stand-alone therapy and a complementary approach to GLP-1-based treatments.

Following these studies, we initiated CMC and nonclinical toxicology activities to support the advancement of IBIO-610 toward clinical development and we anticipate commencing first-in-human clinical trials in the first half of calendar year 2027.

IBIO-800: Myostatin x Activin A Bispecific Antibody

We are developing a bispecific antibody program targeting myostatin, growth differentiation factor 11 (“GDF11”) and Activin A, that we now refer to as IBIO-800. We are evaluating IBIO-800 for potential use in obesity and cardiopulmonary disease, including PH-HFpEF. Leveraging our innovative AI Drug Discovery Platform, IBIO-800 is in late discovery, where multiple parameters, including potency, selectivity, expression, stability and manufacturability, are being optimized. We nominated a development candidate in June 2026 and initiated CMC and nonclinical testing to enable continued progression of this program.

IBIO-800 is designed to selectively neutralize what we believe are key pathological ligands across multiple aspects of disease biology. Based on our preclinical work, Activin A may contribute to cardiac fibrosis and vascular remodeling, while myostatin and GDF11 may contribute to skeletal muscle dysfunction and reduced functional capacity. In combination, IBIO-800 is designed to reduce cardiac fibrosis, reverse pulmonary vascular remodeling, and improve whole body functional capacity, while avoiding some of the safety considerations associated with broader TGF-β ligand blockade.

In preclinical in vitro studies, early findings in human muscle progenitor or muscle stem cells suggest our bispecific candidates induced greater differentiation and fusion into mature muscle cells than antibodies targeting myostatin or Activin A alone. In addition, in human cardiac fibroblast studies, growth differentiation factor 8 (“GDF8”), GDF11 and Activin A promoted fibrotic activation and pro-inflammatory or pro-fibrotic gene expression, supporting the biological rationale for combined blockade in cardiopulmonary disease. We are also evaluating the program in vivo in a mouse model designed to assess stress-induced right ventricular remodeling in the setting of obesity and hemodynamic stress. In June 2026, we nominated a development candidate and are initiating CMC and nonclinical testing to enable continued progression of the program.

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

In April 2024, as result of the collaboration with AstralBio, Inc. (“AstralBio”) we initiated a program to discover and develop a long-acting anti-myostatin antibody. Using our StableHu platform coupled with mammalian display, we optimized hit antibodies across multiple parameters, including affinity for myostatin, binding to the FcRn receptor, expression levels in mammalian cells, and resistance to poly-reactivity and aggregation. The final candidate, IBIO-600, was also observed to have a beneficial profile between thermostability and resistance to stress conditions during initial testing.

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

Serum concentration of IBIO-600 in obese NHPs after a single 5 mg/kg I.V. dose. n=3

The study consisted of six NHPs, sorted randomly into the low and high dose groups. IBIO-600 promoted an increase in lean mass and a reduction in fat mass from baseline values. Standard PK calculations indicated the half-life of IBIO-600 in NHPs was approximately 52.4 days. By using multiple allometric scaling approaches, we estimated the half-life in humans of IBIO-600 as falling with a range of 57-147 days. IBIO-600 also demonstrated durable body composition effects, including lean mass gains of up to 5.1% with accompanying reductions in fat mass.

Change in Lean and Fat Mass in obese NHPs treated with a single 5 mg/kg I.V. dose of IBIO-600. N=3 per group. Region of Interest DEXA scan on gluteal and thigh region.

Following the NHP PK study, we initiated CMC manufacturing and nonclinical toxicology activities to support advancement of IBIO-600 toward clinical development. We have completed good manufacturing practices (“GMP”) manufacturing of an initial batch of drug product being used in our clinical study. Additionally, we have completed 1-month GLP toxicology studies in both rats and NHPs.

In June 2026, we announced the dosing of the first participant in a randomized, double-blind, placebo-controlled, first-in-human, phase 1 SAD clinical trial. This study is intended to test the safety, tolerability, pharmacokinetics, and pharmacodynamics of IBIO-600 in overweight or obese adults, as well as exploratory effects on body composition, with four SAD cohorts currently planned. All four SAD cohorts have been enrolled in this study with 31 participants and each will be monitored for approximately nine months following administration, with study completion expected in second half of 2027. Data from the study will help inform potential future development of IBIO-600. This trial is designed to establish the initial human profile of IBIO-600 and begin generating evidence of its effects on body composition, helping to inform potential future studies in combination with GLP-1-based therapies. We are now preparing to advance IBIO-600 into the MAD portion of the study.  Further, we intend to continue progressing the development of IBIO-600 in obesity, sarcopenia, and other muscle loss disorders.

Amylin Receptor Agonist Engineered Antibody

In collaboration with AstralBio, we initiated the development of an antibody agonists targeting the amylin receptor, a potentially highly promising mechanism in obesity treatment. Amylin receptors are closely related, multi-component GPCR complexes, making it challenging to discover antibodies with precisely controlled receptor subtype selectivity and functional activity. To address this challenge, we combined engineered GPCR antigens designed to mimic distinct amylin and calcitonin receptor configurations with our mammalian display-based discovery platform. This approach enables multidimensional antibody selection across properties including receptor subtype specificity, cross-species binding, functional activity and developability. Using these capabilities, we have generated both dual amylin and calcitonin receptor agonist (“DACRA”) antibodies and selective amylin receptor agonist (“SARA”) antibodies designed to activate specific amylin receptor subtypes while avoiding activation of the calcitonin receptor.

Early preclinical results to date show the promise of the approach. In a proof-of-concept study in DIO mice, an early DACRA-like agonist antibody delivered approximately a ~60% reduction in acute food intake (p<0.05), compared with a 67% reduction observed with a benchmark DACRA peptide. Building on these results, we generated and characterized AMY1-selective, AMY3-selective and dual AMY1/AMY3 agonist antibodies, referred to as SARA antibodies, with distinct in vitro potency and selectivity profiles.

These data support the feasibility of using engineered antibodies to achieve differentiated amylin receptor pharmacology and demonstrate the application of our integrated discovery platform to a complex GPCR target class. The program provides an additional demonstration of our ability to combine engineered antigens with multidimensional mammalian display-based selection to generate functionally differentiated antibody candidates against challenging membrane-protein targets.

AI Discovery Tools

The integration of AI into our drug discovery process accelerates antibody discovery, clone optimization, and technology innovation for preclinical development. By combining our proprietary technology stack with deep biological expertise, we aim to enhance pipeline productivity and increase the probability of success.

Our proprietary technology stack includes (1) Epitope Steering, our patented AI engine directing antibody binding to precisely defined regions of target proteins, increasing selectivity and therapeutic impact, and (2) StableHu, a generative AI tool that rapidly optimizes antibodies for expression, stability, and manufacturability; and mammalian display-based multidimensional screening, enabling simultaneous optimization of affinity, specificity, and developability in a single selection step. Together, these tools power a full stack platform enabling us to go from concept to hit generation within weeks, accelerating the development of potential first-in-class and best-in-class biologics. The EngageTxTM technology enables us to target bi-specific molecules.

AI-Technology Platform

Overview

Our AI-powered antibody discovery and development platform integrates complementary technologies designed to improve the discovery, optimization and engineering of antibodies against therapeutically relevant, including hard-to-drug, targets.

Our AI Drug Discovery Platform can be viewed across three primary stages:

Discovery. Our Epitope Steering technology uses AI-designed engineered epitopes to direct antibody discovery toward specific regions and conformations of a target protein associated with a desired biological function.  By designing the antigen used in antibody discovery, we can bias selection toward antibodies with specific functional properties, including antibodies intended to achieve complex mechanisms of action such as receptor agonism or selective pathway modulation. These engineered epitopes can be used with our fully human antibody library, which is built on clinically validated human frameworks and designed to provide a diverse starting pool for the identification of functional, developable antibody candidates.

Optimization. Antibodies identified through our discovery process can be optimized using our StableHu AI technology together with mammalian display. StableHu generates focused human antibody sequence diversity, while mammalian display enables screening based on characteristics such as potency, selectivity, cross-species reactivity and developability. Together, these technologies are designed to improve antibody properties and reduce downstream development risk.

Therapeutic Engineering. Optimized antibodies can then be incorporated into more advanced therapeutic formats. For example, our EngageTx technology provides a panel of optimized CD3 antibodies that can be paired with tumor-targeting antibodies to generate bispecific T-cell engagers with a range of potencies and other potentially differentiated characteristics.

These technologies are designed to operate as an integrated platform: Epitope Steering and our antibody library support discovery; StableHu and mammalian display support optimization; and technologies such as EngageTx enable more complex therapeutic formats.

iBio’s Technology Stack Addresses Several Current Challenges in Antibody Discovery

AI Epitope Steering Technology

Epitopes—the small binding sites on large target proteins—are a critical factor in generating antibodies with the desired biological effects. Traditional antibody discovery methods often struggle with dominant epitopes that overwhelm screening, obscuring antibodies against more therapeutically valuable sites. These approaches also tend to yield few or no hits against complex, hard-to-drug immunosubdominant epitopes that limits the potential efficacy of the discovered antibodies.

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

This approach is broadly applicable across complex protein classes and holds promise in unlocking new targets in in the field of immune-oncology (I/O), but it could also be transformative in various other disease areas such as cardiometabolic, immunology, and pain management. Moreover, it has potential applications in vaccine design, offering new opportunities for disease prevention.

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

Our proprietary StableHu technology is instrumental in this optimization process. StableHu is an AI-powered tool designed to predict a library of antibodies with human CDR variants based on an input antibody. This input can range from an early, unoptimized molecule to an approved drug. The model has been trained utilizing a set of over 1 billion human antibodies, by masking known amino acids within CDRs to train the algorithm to predict the human sequences.

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

CD3-Based T-Cell Engager Panel EngageTx

Programs Available for Partnering Outside the Cardiometabolic Area

There have been notable advances in the field of oncology in recent years, and arguably none more important than the advent of immunotherapies. We have a pipeline of pre-clinical programs with differentiated profiles and potential impact. We are exploring the best path forward for these programs, with a focus on identifying partners who bring complementary capabilities and a shared vision for patient impact.

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

Several agreements with AstralBio

Discovery, Option and License Agreement: On March 27, 2024, we entered into a collaboration with AstralBio to discover and develop novel antibodies for obesity and other cardiometabolic diseases. As part of the collaboration, we granted an exclusive license to our AI-powered technology to identify and engineer four (4) targets for the treatment of obesity and cardiometabolic diseases, of which AstralBio may continue the pre-clinical development and deploy its proven drug development expertise to advance candidates to an Investigational New Drug (“IND”) application. We have the exclusive option to license three (3) obesity and cardiometabolic targets from AstralBio and will receive the rights to develop, manufacture and commercialize those targets upon exercise. In April 2025, we amended our collaboration with AstralBio to add a fifth target for the treatment of cardiometabolic disease. We intend to identify and create an antibody against such target, leveraging our proprietary AI Drug Discovery Platform. In exchange for adding an additional target to the collaboration, AstralBio provided us with a $750,000 credit which we applied toward the option fee for the exclusive license of the novel antibody that inhibits the function of Activin E.

Exclusive License Agreement (Myostatin Target): As a result of this collaboration with AstralBio, on December 31, 2024, we exercised our first option under the collaboration with AstralBio and entered into an exclusive agreement (the “Myostatin License Agreement”) with AstralBio, pursuant to which AstralBio licensed to us, on a worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Myostatin License Agreement) and AstralBio Licensed Know-How (as defined in the Myostatin License Agreement) the right to develop, manufacture and commercialize and otherwise exploit any product directed to GDF8 (myostatin) that contains the licensed antibody targeting myostatin, now named IBIO-600, for research, diagnosis, treatment, prevention, or management of any disease or medical condition. We are solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-600 in our discretion, subject to the terms of the Myostatin License Agreement, and for all costs for all activities related to the development, manufacture and commercialization of IBIO-600 worldwide.  IBIO-600 was identified by AstralBio using our proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.  In parallel, we initiated a bispecific antibody program targeting myostatin/activin A to treat obesity and cardiometabolic disorders, leveraging our proprietary technology stack as well as the technology of IBIO-600.

In consideration for the rights and licenses granted by AstralBio to us pursuant to the Myostatin License Agreement, we agreed to pay AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days after the effective date of the Myostatin License Agreement, which we paid by issuing AstralBio 246,087 shares of our Common Stock on January 28, 2025 and (ii) upon the occurrence of specified developmental and commercial milestones, milestone payments of up to a total of $28 million, which can be paid by cash or, provided we remain listed on a national stock exchange at the time of the payment, by issuing shares of our Common Stock, subject to approval of the issuance of any such shares by NYSE American or another national stock exchange at the time of the payment, and provided, however, in no event shall we issue to AstralBio pursuant to the Myostatin License Agreement resulting in AstralBio owning more than 19.9% of the total number of shares of our Common Stock as of the date of entering into the Myostatin License Agreement. In the event we sublicense IBIO-600 or a product that includes IBIO-600, we are obligated to pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

Exclusive License Agreement (Activin E): On April 21, 2025, we entered into an exclusive agreement related to Activin E (the “Activin E License Agreement”) with AstralBio, pursuant to which AstralBio has licensed to us, on a worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Activin E License Agreement) and AstralBio Licensed Know-How (as defined in the Activin E License Agreement) the right to develop, manufacture and commercialize and otherwise exploit any product directed to Activin E that contains the licensed antibody targeting Activin E, now named IBIO-610, for research, diagnosis, treatment, prevention, or management of any disease or medical condition. IBIO-610 was identified by AstralBio using our proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.

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

Exclusive License Agreement (Amylin): On August 27, 2026, we entered into the Amylin License Agreement with AstralBio, pursuant to which AstralBio has licensed to us, on a worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Amylin License Agreement) and AstralBio Licensed Know-How (as defined in the Amylin License Agreement) the right to Develop, Manufacture and Commercialize and otherwise exploit an Amylin Licensed Product. All capitalized terms herein have the definitions assigned to them in the Amylin License Agreement unless otherwise defined herein.

We are solely responsible for all decisions related to the launch, sales and marketing and promotion of Amylin Licensed Product in our discretion, subject to the terms of the Amylin License Agreement, and for all costs for all activities related to, the Development, Manufacture and Commercialization of the Amylin Licensed Product worldwide. In consideration for the rights and licenses granted by AstralBio to us in the Amylin License Agreement, we agreed to pay AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days after the effective date of the Amylin License Agreement, and (ii) upon the occurrence of specified developmental and commercial milestones, including net sales, milestone payments of up to an aggregate of $28 million, which can be paid by cash or, provided we remains listed on Nasdaq or another national stock exchange at the time of the payment, by issuing shares of our Common Stock, subject to approval of the issuance of any such shares by Nasdaq, and provided, however, in no event shall we issue to AstralBio pursuant to the Amylin License Agreement shares of our Common Stock resulting in AstralBio owning more than 19.9% of the total number of shares of our Common Stock outstanding as of the date of entering into the Amylin License Agreement. In the event we sublicense an Amylin Licensed Product or a product that includes an Amylin Licensed Product, we will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

Several agreements with RubrYc Therapeutics, Inc. (“RubrYc”)

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

Collaboration, Option and License Agreement: iBio entered into a collaboration agreement (the “Collaboration Agreement”) with RubrYc to collaborate for up to five years to discover and develop novel antibody therapeutics using RubrYc’s artificial intelligence discovery platform. In addition, RubrYc granted us an exclusive option to obtain a worldwide sublicensable commercial license with respect to each of the lead product candidates resulting from such collaboration programs (the “Selected Compounds”). With the exception of any obligations that survive the termination, the Collaboration Agreement was terminated when we acquired substantially all of the assets of RubrYc in September 2022.

Stock Purchase Agreement: In connection with the entry into the Collaboration Agreement and RTX-003 License Agreement, iBio also entered into a Stock Purchase Agreement (“Stock Purchase Agreement”) with RubrYc whereby we purchased 1,909,563 shares of RubrYc’s Series A-2 preferred stock (“Series A-2 Preferred”) for $5,000,000 and acquired an additional 954,782 shares of RubrYc’s Series A-2 Preferred. In connection with the Stock Purchase Agreement, we entered into the RubrYc Therapeutics, Inc. Second Amended and Restated Investors’ Rights Agreement (the “Investors’ Rights Agreement”), RubrYc Therapeutics, Inc. Second Amended and Restated Voting Agreement (the “Voting Agreement”) and the RubrYc Therapeutics, Inc. Second Amended and Restated Right of First Refusal and Co-Sale Agreement (the “Right of First Refusal and Co-Sale Agreement”).

The rights, preferences of and privileges of the RubrYc Series A-2 Preferred Stock (“Series A-2 Preferred”) are set forth in the Third Amended and Restated Certificate of Incorporation of RubrYc Therapeutics, Inc. (the “Amended RubrYc COI”), and include a preferential eight percent (8%) dividend, senior rights on liquidation, the right to elect a Series A-2 Preferred director for as long as we held at least 1,500,000 shares of RubrYc stock, the right to vote on an as-converted basis, certain anti-dilution and other protective provisions, the right to convert the Series A-2 Preferred into shares of RubrYc common stock at our option, and mandatory conversion of the Series A-2 Preferred into shares of RubrYc common stock upon (a) the closing of a firm-commitment underwritten public offering to the public pursuant to an effective registration statement under the Securities Act, for shares of RubrYc common stock at a per share price of at least five (5) times the Series A-2 Original Issue Price (as defined in the Amended RubrYc COI) and resulting in at least $30,000,000 of gross proceeds to RubrYc or (b) such other date, time or event, specified by vote or written consent of the majority of the aggregate voting power, on an as-converted basis, of the RubrYc Series A preferred stock (“Series A Preferred” and together with the Series A-2 Preferred, the “Senior Preferred Stock”) and Series A-2 Preferred. The Right of First Refusal and Co-Sale Agreement gives RubrYc the right of first refusal on stock sales by key holders, generally defined as founders, and a second right of first refusal and a co-sale right to specified other investors, including certain holders of Senior Preferred Stock and iBio.

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

Asset Purchase Agreement: On September 19, 2022, we purchased substantially all of the assets of RubrYc, including the AI Drug Discovery Platform, RTX-003 (IBIO-101), all Selected Compounds, three additional immune-oncology candidates, a PD-1 agonist, in addition to laboratory and technology equipment pursuant to an asset purchase agreement, dated September 16, 2022 (the “Asset Purchase Agreement”). On September 19, 2022, in connection with the closing of the acquisition, we entered into a termination agreement (the “Termination Agreement”) with RubrYc in order terminate the RTX-003 License Agreement and the Collaboration Agreement, which terminated any and all future milestone payments or royalty obligations we had under those agreements. Under the terms of the Asset Purchase Agreement, upon closing of the acquisition, we made an upfront payment of approximately $1,000,000 by issuing 5,117 shares of our Common Stock to RubrYc. RubrYc is also eligible to receive up to $5,000,000 in development milestones over the period of five years from the date of the Asset Purchase Agreement, which can be paid in shares of our Common Stock or cash, at our sole discretion. In addition, we had advanced RubrYc $484,000 to support their operation costs during the negotiation period and incurred transaction costs totaling $208,000, which were also capitalized as part of the assets acquired. The assets acquired include the patented AI Drug Discovery Platform, all rights with no future milestone payments or royalty obligations, to IBIO-101 (RTX-003), in addition to five preclinical assets plus a PD-1 agonist. The Asset Purchase Agreement contained representations, warranties and covenants of RubrYc and us.

Intellectual Property

We currently own 13 patents. Of the 13 patents, 7 are U.S. and 6 are international.  Since July 1, 2023, we have primarily focused our intellectual property estate on our preclinical assets including provisional and regular patents in the U.S. and overseas, including for CD25 antibodies, CCR8 antibodies, EGFRvIII antibodies, anti-MUC16 antibodies, TROP-2 antibodies, CD3 antibodies, and for high-efficiency, conditionally-activated antibodies.  We now have 16 U.S., 4 Patent Cooperation Treaty, and 50 international applications pending. One Chinese, one Canadian, and a U.S. application have been allowed but not yet issued.  International patents and applications include numerous foreign countries including Australia, Canada, China, Hong Kong, India, Japan, Korea, and the European regional phase.  All of our patents will expire between 2027 and 2042.

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

The technology and products covered by our issued and pending patent applications are summarized below:

Product Patent Applications, Technology, and Know-How (U.S. and International)

●	Antibodies
●	Antibodies against CCR8
●	Antibodies against EGFRvIII
●	Antibodies against MUC16
●	Antibodies against TROP2
●	Antibodies against CD3
●	High-efficiency, conditionally-activated antibodies

Pending Technology Patent Applications and Know-How (U.S. and International)

●	Antigen scaffold technology
●	Machine learning apparatus for engineering meso-scale peptides
●	Methods of making conditionally-activated antibodies

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

While we believe that the potential advantages of our new technologies will enable us to compete effectively against other providers of technology for biologic product development and drug discovery, many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical trials, regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through arrangements with large and established companies, and this may reduce the value of our technologies for the purposes of establishing license agreements. In addition, these third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies and technology licenses complementary to our programs or advantageous to our business.

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

As a biopharmaceutical company developing next generation obesity therapeutics, we compete with a broad range of companies. At the highest level, our therapeutics can be seen as both a complement and a potential competitor to any obesity therapeutic, most incretin peptides, biologics, other peptide therapies, siRNAs, surgical interventions, and small molecules. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs with extensive facilities and equipment than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Novo Nordisk A/S, Amgen Inc., Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca PLC), Johnson & Johnson, Pfizer Inc., Merck KGaA and Sanofi SA, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), and Regeneron Pharmaceuticals, Inc.. We also compete with additional companies who are more advanced in the obesity and cardiometabolic space, such as Keros Therapeutics, Inc., Scholar Rock Holding Corporation, Biohaven, Ltd., Basecure Therapeutics Inc., Structure Therapeutics, Inc., Viking Therapeutics, Inc., Veru Inc., Zealand Pharma A/S, Terns Pharmaceuticals, Inc., Skye Bioscience, Inc., Laekna, Inc., Wave Life Sciences Ltd., Arrowhead Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., and Helicore Biopharma Inc., as well as tech enabled drug discovery companies such as Recursion Pharmaceuticals, Inc., AbCellera Biologics, Inc., Cellarity, Inc., BenevolentAI, Nabla Technologies, Inc., and others, some of which have substantially greater financial, technical, sales, marketing, and human resources than we do.

Research and Development

Our research and development functions are focused on the creation of new products and services, as well as enhancements to our existing offerings, both of which are necessary to maintain our competitive position. Our research and development activities take place primarily at our facilities in San Diego. iBio has leased lab and office space in San Diego for the purpose of conducting research. For the fiscal years 2026 and 2025, iBio spent $19.6 million and $8.3 million, respectively, in R&D related activities.

Suppliers

We outsource certain functions and supplies to third parties. While we rely on our outsourcing partners to perform their contracted functions, we are continuing to build internal capabilities. Our suppliers are generally available to meet our demands and supply requirements, but our items are long lead time items that have been exacerbated by the current macro environment due to increased demand. We continue to mitigate the risks through inventory management, relationship management and evaluation of alternative sources when possible. Refer to Item 1A, “Risk Factors,” for a description of risks associated with our reliance on suppliers and outsourcing partners.

Manufacturing

We do not own or operate facilities for clinical drug manufacturing, storage, distribution or quality testing. Currently, all of our clinical manufacturing is outsourced to third-party manufacturers. We have entered into agreements with five contract research organizations (“CROs”) for CMC development, non-clinical toxicology and related studies to advance IBIO-600 and IBIO-610 towards clinical testing in addition to clinical studies for IBIO-600. However, we have not entered into any long-term supply agreements or commercialization partnerships with these vendors. Certain material suppliers and manufacturing sites for IBIO-600 and IBIO-610 are in locations outside of the U.S.

Certain third-party manufacturers may require us to enter in manufacturing agreements with them that include substantial milestone payments and royalties. As our development programs expand and we build new process efficiencies, we expect to continually evaluate our strategy of utilizing third party manufacturers with the objective of satisfying demand for our registration trials and, if approved, the manufacture, sale and distribution of commercial products.

While the materials and substances used in our product candidates are manufactured by more than one supplier, the number of suppliers is limited. In the event it is necessary or advisable to acquire drug materials, substances, and products from alternative suppliers, we might not be able to obtain them on commercially reasonable terms, if at all. It could also require significant time and expense to transfer or redesign our manufacturing processes to work with another company. If approved by the FDA, we anticipate that we will be able to enter into agreements with third parties to manufacture and distribute our product candidates on commercially reasonable terms.

Antibody Discovery

We have internal antibody display and discovery capabilities; however, at times we may continue to rely on third parties to conduct antibody discovery and optimization services for us based on criteria and specifications provided by us. Certain antibody discovery and optimization vendors require us to enter into a license with them for the right to use antibodies discovered by them in human use or for commercial purposes. Such license could include substantial milestone payments and royalties to the extent we choose to use an antibody discovered by such vendor. We have exercised our option to receive such a license from AstralBio pursuant to the Myostatin License Agreement. Please see the description above in “Strategic Alliances, Collaborations, and Joint Ventures – Several agreements with AstralBio - Exclusive License Agreement (Myostatin Target)” for more details on the terms of this agreement.

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

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of pre-clinical laboratory tests and animal studies according to good laboratory practices (“GLP”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;
●	submission to the FDA of an IND application which must become effective before human clinical trials may begin;
●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices (“GCPs”) and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;
●	submission to the FDA of a New Drug Application (“NDA”) or Biologics License Application (“BLA”) for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the NDA or BLA based on results of pre-clinical testing and clinical trials;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the product candidates are produced, to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	potential FDA audit of the pre-clinical trial and clinical trial sites that generated the data in support of the NDA or BLA; and
●	FDA review and approval of the NDA or licensure of the BLA.

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

Other U.S. Healthcare Laws and Compliance Requirements:

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

Data Privacy

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, and data we collect about trial participants in connection with clinical trials, which may include protected health information, genetic and genomic data, medical histories, demographic information, and other sensitive health-related data. Given the nature of our business as a biopharmaceutical company engaged in drug development, we process significant volumes of sensitive personal data across multiple jurisdictions where we conduct clinical trials and other operations. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, as further discussed above, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. Additionally, FDA regulations, including 21 CFR Part 11, impose requirements regarding electronic records and electronic signatures that affect how we collect, maintain, and transmit clinical trial data, and noncompliance could affect our ability to rely on such data in regulatory submissions.  In the past few years, California, Virginia, Colorado, Connecticut, Utah and other states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”), (collectively, “CCPA”) applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and similar state laws exempt certain data processed in the context of clinical trials, such exemptions are limited in scope and do not extend to all personal data we process in connection with our clinical trial activities, including data relating to our employees, contractors, clinical trial site personnel, investigators, and business contacts. Similar laws are being considered in several other states, as well as at the federal and local levels, and we anticipate that more states will pass similar laws in the future. These developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely.

We may also be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act (“MHMD Act”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states, including Nevada and Connecticut, have adopted or are considering similar consumer health data laws.

We may use AI) and ML technologies in various aspects of our operations, including drug discovery, clinical trial design, and data analysis. The use of AI and ML in our business may implicate data privacy and security obligations and emerging AI-specific regulations. For example, the European Union’s Artificial Intelligence Act (the “EU AI Act”) establishes a risk-based regulatory framework for AI systems, including requirements for high-risk AI applications. Additionally, various U.S. states and federal agencies are considering or have adopted laws and guidance regarding the use of AI. Compliance with existing and emerging AI regulations may require us to modify our use of AI and ML technologies, implement additional governance and oversight measures, or limit our ability to use such technologies.

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

In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per-violation basis, and, if viable, carry the potential for significant statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.  We cannot provide assurance that we will not experience incidents or claims that could have a material adverse effect on our business, and the costs of responding to and defending against data privacy and security claims or enforcement actions could be significant regardless of the outcome.

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

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from comparable regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial authorization application (“CTA”) must be submitted for each clinical protocol to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is accepted in accordance with a country’s requirements, the clinical trial may proceed.

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

Australia

The pharmaceutical industry is one of the most highly regulated industries in Australia. The Australian government is heavily involved in the operation of the industry, through the registration of medicines and licensing of manufacturing facilities. In Australia, the relevant regulatory body responsible for the pharmaceutical industry is the Australian TGA. There is harmonization and collaboration between the TGA and the FDA. The TGA requires notification of all clinical trials via an electronic submission of a Clinical Trial Notification prior to commencing the clinical trial. The TGA operates according to the Commonwealth of Australia’s Therapeutic Goods Act 1989 (Cth) (the “Australia TG Act”). Specifically, the Australia TG Act regulates the registration, listing, quality, safety, efficacy, promotion and sale of therapeutic goods, including pharmaceuticals, supplied in Australia.

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

Human Capital/Employees

As of August 27, 2026, we had 23 employees, all of which are full-time employees, in addition to two strategic consultants. Our employees are not represented by any union and are not the subject of a collective bargaining agreement. We consider our relations with our employees to be good.

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

Risks Related to Our Business, Financial Position and Capital Requirements

o	We have a limited operating history developing precision antibody and therapeutics.
o	We have a history of significant losses; may never achieve profitability.
o	We anticipate that our expenses will increase in the future.
o	We will need additional funding, and the actual amount required is subject to many risks.
o	Actual funding needs are subject to many risk factors beyond our control.

Risks Related to the Development and Commercialization of Our Technologies and Product Candidates

o	We have a limited operating history; no approved products or significant revenue.
o	We rely on a limited number of product candidates that require significant clinical testing.
o	We may fail to capitalize on particular technology or product candidates that we expend our limited resources on.
o	There is no guarantee that we will be able to successfully develop and commercialize product candidates.
o	We may not be successful in our efforts to use iBio technologies to build a pipeline of product candidates.
o	Clinical trials are very expensive, time-consuming, and difficult to design and implement.
o	We, our clients, collaborators, and potential licensees are dependent upon successful preclinical studies and demonstration of safety and efficacy in clinical trials to commercialize product candidates.
o	If we or our collaborators are not able to obtain required regulatory approvals, we will not be able to commercialize product candidates.
o	Alternative technologies may supersede our technologies or make them noncompetitive.
o	The results of preclinical studies and early-stage clinical trials may not be predictive of future results.
o	Final data for our clinical trials may materially differ from preliminary results that we announce or publish.
o	Delays or difficulty in the enrollment of patients in any or all of our clinical trials could increase our development costs and delay completion of our clinical trials and associated regulatory submissions.
o	IBIO-600 is subject to significant risks that could delay or prevent further development of this product candidate.
o	We are conducting clinical studies outside the United States, and the FDA or other regulators may not accept data from such studies.
o	Conducting clinical trials in Australia exposes us to additional risks.
o	Product candidates may exhibit undesirable side effects.
o	Product liability lawsuits could cause substantial liabilities.

Risks Related to Dependence on Third Parties

o	We depend on licensed intellectual property the termination of which could result in the loss of significant rights, which could adversely affect our business, results of operations and financial condition.
o	Defects in, or loss of access to, our databases or those of third parties we rely upon may impair our ability to discover additional targets and develop our product candidates.
o	Manufacturing problems experienced by third parties we rely upon could result in delays or disrupt supply.
o	If we are unable to maintain collaborations, or if they are unsuccessful our business could be adversely affected.
o	Third-party CROs may fail to perform, delaying regulatory approval.
o	Our inability to obtain raw materials or supplies may adversely impact our business and results of operations.
o	Use of hazardous materials could result in liability.
o	Any claims beyond our insurance coverage limits may result in substantial costs.

o	We may be subject to various litigation claims and legal proceedings.

Risks Related to Intellectual Property

o	If we are unable to obtain and maintain sufficient patent protection, our ability to commercialize our technology and products may be impaired.
o	If we are unable to protect the confidentiality of our partners’ or collaborators’ proprietary information, we may be subject to claims.
o	We may become involved in lawsuits related to our patents or other intellectual property, which could be costly.
o	Patent terms may be inadequate to protect our competitive position for an adequate amount of time.
o	If we are unable to protect our trade secrets, our business and competitive position would be harmed.
o	We may be subject to claims challenging the inventorship of our patent filings and other intellectual property.
o	Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
o	We may not be able to protect our intellectual property rights throughout the world.
o	If we should fail to comply with various patent laws our patent protection could be reduced or eliminated.
o	Changes in patent law could increase the uncertainties and costs surrounding the prosecution and enforcement of our patents.

Risks Related to iBio’s Operations

o	The loss of one or more of our executive officers or key employees could adversely affect our business.
o	A failure to have an appropriately skilled and adequate workforce could adversely impact the ability of our R&D facility to operate efficiently.
o	A natural disaster or other disruptions at our laboratory would adversely affect our business and results of operations.
o	We may be unable to manage our future growth effectively, which could make it difficult to succeed.
o	We may face integration risks and additional costs if we acquire companies, products, or technologies.
o	Our business and operations would suffer in the event of computer system failures
o	Our information technology systems are vulnerable to damage and interruption, including cybersecurity risks.
o	Any failure to maintain data security could result in litigation and enforcement actions.
o	Failure to comply with health care privacy and data protection laws and regulations could lead to government enforcement actions, litigation, and/or adverse publicity and could negatively affect our business.
o	The use of AI and ML technologies may expose us to risks and have a material adverse effect on our business.
o	Changes in general economic, geopolitical, and other factors beyond our control may adversely impact our business and operating results.
o	Global climate change and related regulations could negatively affect our business.

Risks Related to Our Common Stock

o	Our stockholders will experience dilution from the issuance of shares of common stock upon the exercise of warrants, future offerings and development milestone payments if paid in equity.
o	Our failure to continue to comply with the continued listing standards of Nasdaq could result in delisting.
o	Provisions in our charter documents and Delaware law could discourage a takeover.
o	Exclusive forum provisions in our bylaws may limit stockholder remedies.
o	The issuance of preferred stock could adversely affect common stockholders.
o	We do not anticipate paying cash dividends for the foreseeable future.
o	Warrant holders have no stockholder rights until exercise.
o	The market price of our common stock has been and may continue to be volatile.
o	Negative analyst reports could adversely affect stock price and trading volume.
o	As a smaller reporting company, we are subject to reduced disclosure requirements, which may make our common stock less attractive to investors.

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

Risks Related to Our Business, Financial Position and Capital Requirements

We have a limited operating history developing precision antibody therapeutics, which may limit the ability of investors to make an informed investment decision.

We commenced independent operations in 2008, and our operations to date have included organizing and staffing our company, business planning, raising capital, acquiring and developing our proprietary technologies, running a contract development and manufacturing organization (“CDMO”), identifying potential product candidates and undertaking, in house and through third parties, preclinical trials and clinical trials of product candidates derived from our technologies. Prior to the end of calendar year 2022, we shifted our focus away from generating revenue as a CDMO service provider to the development of vaccines and therapeutics for commercialization and thereafter to immune-oncology therapeutics.  Our current focus is on precision antibodies for obesity, cardiometabolic and cardiopulmonary diseases. In June 2026, we dosed the first participant in a Phase 1 clinical trial of IBIO-600, our long-acting anti-myostatin antibody, in Australia. With the exception of IBIO-600, all of our other  product candidates are still in preclinical development and there is a risk that we will be unsuccessful in developing or commercializing any product candidates. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any conclusion you reach about our future success or viability may not be as predictive as it might be if we had a longer operating history.

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

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations, and we expect to continue to generate operating losses for the foreseeable future. Our net loss was approximately $33.0 million and $18.4 million for the fiscal years ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of approximately $365.3 million.

To date, we have financed our operations primarily through the sale of Common Stock, the Woodforest Credit Agreement, preferred stock and warrants. We devote substantially all of our efforts to research and development, including the development and validation of our technologies, and the development of hard-to-drug precision antibodies for obesity, cardiometabolic and cardiopulmonary diseases. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and may incur operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially due to the commencement of our clinical trial  if we:

●	initiate additional clinical trials of our product candidates;
●	continue the research and development of our product candidates;
●	seek to discover or license in additional product candidates; and
●	add operational, and administrative information systems and personnel, including personnel to support our product development and manufacturing efforts.

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

There can be no assurance that our collaboration with AstralBio will be successful or that we will enter into agreements for the sale or out-licensing of any of our product candidates on favorable terms or that the exploration of potential options will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms.  If we determine to change our business strategy, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

All of our existing product candidates are in various early stages of development and will require extensive additional clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before they could provide us with any revenue. Only one product candidate is currently in human clinical trials. As a result, even if we successfully develop, achieve regulatory approval and commercialize our products, we may be unable to generate revenue for many years, if at all. We do not anticipate that we will generate revenue from product sales for at least several years, if at all. If we are unable to generate revenue from product sales, we will not become profitable, and we may be unable to continue our operations.

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

We expect our research and development expenses to increase significantly as our product candidates advance in clinical development, and as we add more employees. As part of the regulatory process, we must conduct clinical trials for each product candidate to demonstrate safety and efficacy to the satisfaction of the FDA and other regulatory authorities. The number and design of the clinical trials that will be required varies depending upon product candidate, the condition being evaluated, and the trial results themselves. Therefore, it is difficult to accurately estimate the cost of the clinical trials. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time consuming. We estimate that clinical trials of our product candidates will take at least several years to complete. Because of numerous risks and uncertainties involved in our business, the timing or amount of increased development expenses cannot be accurately predicted, and our expenses could increase beyond expectations if we are required by the FDA, or comparable non-U.S. regulatory authorities, to perform studies or clinical trials in addition to those we currently anticipate. We anticipate that further product development is also expected to increase expenses, including but not limited to the ongoing Phase 1 clinical trial of IBIO-600, continued IND-enabling studies for IBIO-610, and the additional studies that will be required to support development of our other preclinical cardiometabolic and cardiopulmonary programs. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials

In addition, as we expand our business, we will need to retain additional employees with the necessary skills including employees for our continued expansion of drug discovery capabilities in San Diego, California.

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

Despite our receipt of approximately $46.5 million in net proceeds in connection with the closing of our underwritten offering in August 2025 (the “2025 Offering”), we will need additional capital to fully implement our long-term business, operating and development plans as we do not anticipate that any of our product candidates will generate revenue in the next few years, if at all. To the extent that we initiate or continue clinical development without securing collaborator or licensee funding, our research and development expenses could increase substantially.

When we elect to raise additional funds or additional funds are required, we may raise such funds from time to time through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. We currently have no committed sources of funding.  The At Market Issuance Sales Agreement (the “ATM Agreement”) that we entered into on February 27, 2026, with Jefferies LLC (“Jefferies”), providing for the sale of up to $100,000,000 of shares of Common Stock (the “2026 ATM Agreement”) has certain requirements that we must meet in order to sell securities pursuant to the 2026 ATM Agreement. There can be no assurance that we will meet the requirements to be able to sell securities pursuant to the 2026 ATM Agreement, of if we meet the requirements that we will be able to raise sufficient funds on favorable terms. There can be no assurances that we will be able to raise the funds needed If we are unable to raise capital in sufficient amounts when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts and our ability to generate revenues and achieve or sustain profitability will be substantially harmed.

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

The actual amount of funds we will need to operate our business is subject to many factors, some of which are beyond our control therefore we are unable to determine this amount with certainty. These factors include the following:

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

We recently became a clinical stage biopharmaceutical company leveraging the power of Artificial Intelligence (AI) for the development of precision antibodies for obesity, cardiometabolic and cardiopulmonary diseases. Prior to August 23, 2021, when we entered into a series of agreements with RubrYc, we were focused on our CDMO business. We have never generated any product revenue from the development of precision antibodies, do not expect to generate revenue in the near future and do not have any products approved for sale. Our operations to date have been primarily focused on developing our product candidates. In June 2026, we dosed the first participant in a Phase 1 clinical trial of IBIO-600 in Australia; however, we have not yet completed any clinical trials. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing product candidates.

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

We have a limited number of product candidates, with IBIO-600 in a Phase 1 clinical trial and our other candidates in preclinical development, focused primarily on obesity, cardiometabolic and cardiopulmonary diseases. During fiscal year 2026, we completed a strategic pivot away from immune-oncology, fully impairing our IBIO-101 asset and ceasing active marketing of our oncology programs. As a result, our pipeline is now concentrated in a single therapeutic area, which increases our exposure to setbacks in that area. It is possible that we may never be able to develop a marketable product candidate.

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

All but one of our product candidates are still in preclinical development. Our ability to generate product sales revenues for our own products, which we do not expect will occur for many years, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

The risks associated with our product candidates not proceeding through clinical development is high. We expect it will be many years before we commercialize any product candidate, if ever. The product candidates we are developing are unproven, which makes it difficult to accurately predict the challenges we may face with respect to our product candidates as they proceed through development. It is also impossible to predict whether our clinical trials will proceed through registrational trials and when or if any of our product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe and effective in humans. We commenced our first human clinical trial in June 2026. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Commencing any future clinical trials is subject to finalizing the trial design and submitting an application to the FDA or a comparable foreign regulatory authority. Even after we make our submission, the FDA or comparable foreign regulatory authority could disagree that we have satisfied their requirements to commence our clinical trials or disagree with our trial design, which may require us to complete additional studies or trials, amend our protocols or impose stricter conditions on the commencement of clinical trials.

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

In addition, we, IRBs/ECs, the FDA, the Australian TGA or other regulatory authorities may suspend our clinical trials at any time if it appears that we are exposing participants to unacceptable health risks or if IRBs/ECs, the FDA, the Australian TGA or other regulatory agencies find deficiencies in our submissions or conduct of our trials.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and by similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. In April 2026, we received Clinical Trial Notification acknowledgement from Australia’s TGA and ethics approval from a HREC, enabling initiation of the IBIO-600 Phase 1 trial; however, there is no assurance that we will conduct successful clinical trials or obtain approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use in such a restrictive manner that it is not possible to obtain commercial viability for such product.

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

For our obesity and cardiometabolic disease, not only will we compete with fully integrated pharmaceutical companies, but we will also compete with various companies that have developed or are trying to develop weight-loss treatments or cardiovascular therapies. Certain of our competitors have substantially greater capital resources, large customer bases, broader product lines, sales forces, greater marketing and management resources, larger research and development staffs with extensive facilities and equipment than we do and have more established reputations as well as global distribution channels. Our most significant competitors, among others, are fully integrated pharmaceutical companies such as Eli Lilly and Company, Novo Nordisk A/S, Amgen Inc., Bristol-Myers Squibb Company, Merck & Co., Inc., Novartis AG, MedImmune, LLC (a wholly owned subsidiary of AstraZeneca AstraZeneca PLC), Johnson & Johnson, Pfizer Inc., Merck KGaA and Sanofi SA, and more established biotechnology companies such as Genentech, Inc. (a member of the Roche Group), and Regeneron Pharmaceuticals, Inc.. We also compete with additional companies who are more advanced in the obesity and cardiometabolic space, such as Keros Therapeutics, Inc., Scholar Rock Holding Corporation, Biohaven, Ltd., Basecure Therapeutics Inc., Structure Therapeutics, Inc., Viking Therapeutics, Inc., Veru Inc., Zealand Pharma A/S, Terns Pharmaceuticals, Inc., Skye Bioscience, Inc., Laekna, Inc., Wave Life Sciences Ltd., Arrowhead Pharmaceuticals, Inc., Alnylam Pharmaceuticals, Inc., and Helicore Biopharma Inc., as well as tech enabled drug discovery companies such as Recursion Pharmaceuticals, Inc., AbCellera Biologics, Inc., Cellarity, Inc., BenevolentAI, Nabla Technologies, Inc., and others, some of which have substantially greater financial, technical, sales, marketing, and human resources than we do.

The results or success of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later preclinical studies or clinical trials of our product candidates in the same indications or other indications.

The results or success of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later preclinical studies or later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. Additionally, product candidates evaluated in one disease indication may interact in unforeseen or harmful ways in a patient population with a different disease indication than was previously studied. We cannot assure you that the current Phase 1 clinical trial of IBIO-600 or any future clinical trials of our product candidates will show positive results or demonstrate the same or similar results of our preclinical trials. There can be no assurance that any of our current or planned clinical trials will ultimately be successful or support further clinical development or registration of any of our product candidates.

Interim, initial, or preliminary results from our clinical trials that we announce or publish from time to time may change (e.g., from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

Any interim, initial or preliminary data or results from clinical trials, including interim top-line results and other results published from our clinical trials may materially change as more patient data become available. Preliminary, initial, interim or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the data we previously published. As a result, interim, initial or preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. Differences between preliminary, initial or interim data and final data could adversely affect our business.

There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Many drugs have failed to replicate efficacy and safety results in larger or more complex later stage trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we fail to produce positive results in our ongoing and planned preclinical studies and clinical trials with IBIO-600, IBIO-610 or any of our other product candidates, or if a regulatory authority interprets and analyzes the results as not positive, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, may be materially adversely affected.

Delays or difficulty in the enrollment of patients in any or all of our clinical trials could increase our development costs and delay completion of our clinical trials and associated regulatory submissions.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility and exclusion criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the willingness or availability of patients to participate in our trials;
●	the number and location of participating trial sites;
●	the proximity of patients to trial sites and any limitations on travel or access to trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other therapies;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop-out of the trials before completion of their involvement in the study.

For example, we may not be able to continue our Phase 1 clinical trial of IBIO-600 if we are unable to locate and enroll a sufficient number of eligible overweight or obese adults in Australia to participate in the trial as required by the Australian TGA. As of the date of the filing of this Annual Report, 31 of the 32 planned participants have been enrolled in the SAD portion of the Phase 1 clinical trial of IBIO-600. Our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our current Phase 1 clinical trial of IBIO-600 or future clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase, and the completion of our trials may be delayed or our trials could become too expensive to complete.

Our Phase 1 clinical trial of IBIO-600 is subject to significant risks that could delay or prevent further development of this product candidate.

Our Phase 1 clinical trial of IBIO-600 is subject to significant risks and uncertainties, including the risk that the trial may be delayed, suspended, or terminated due to adverse events, regulatory actions, or other unforeseen circumstances. Clinical trials are inherently risky, and the results of early-stage trials may not be predictive of results in later-stage trials. Even if our Phase 1 trial generates positive safety and pharmacokinetic data, there can be no assurance that IBIO-600 will demonstrate sufficient efficacy in subsequent trials to support regulatory approval. Additionally, the Phase 1 trial is being conducted in Australia under a Clinical Trial Notification scheme rather than an FDA-approved IND, and there can be no assurance that the FDA will accept data from this study to support a future U.S. IND application or marketing approval. We have engaged a CRO to manage the trial, and we are dependent on their performance to recruit participants, conduct the study in compliance with applicable regulations, and deliver reliable data. Any failure or delay by our CRO could materially impact our clinical development timeline and increase our costs. Furthermore, as a company that has only recently transitioned to clinical stage, we have limited experience managing clinical trials and may encounter unexpected challenges in trial execution, data management, regulatory interactions, or manufacturing clinical supply.

We are conducting clinical studies for IBIO-600 outside of the United States, and may conduct our clinical studies for IBIO-610 and our other product candidates outside of the United States. The FDA and other foreign equivalents may not accept data from such studies, in which case our development plans will be delayed, which could materially harm our business.

We are conducting our Phase 1 clinical studies for IBIO-600 in Australia, and may conduct other clinical trials in Australia, Canada or other foreign countries. The acceptance of study data from clinical studies conducted outside the United States or another jurisdiction by the FDA or applicable foreign authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical studies are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the studies were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance that the FDA or any applicable foreign authority will accept data from studies conducted outside of the United States or the applicable jurisdiction. If the FDA or any applicable foreign authority does not accept such data, it would result in the need for additional studies, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Conducting clinical trials in Australia exposes us to additional regulatory, operational and legal risks that could delay development of our product candidates and increase our costs.

We conduct, and may continue to conduct, certain clinical trials and clinical development activities in Australia. As a result, we are subject to Australian laws, regulations and regulatory authorities, including the Australian TGA, HREC and other governmental and institutional bodies that oversee clinical research. Compliance with these requirements may be complex, time-consuming and costly and may differ significantly from the regulatory requirements applicable in the United States and other jurisdictions in which we may seek marketing approval.

Clinical trials conducted in Australia are subject to risks that may be outside of our control, including delays in obtaining regulatory and ethics committee approvals, changes in applicable laws, regulations or regulatory interpretations, difficulties in patient enrollment and retention, shortages of qualified investigators or clinical trial sites, and challenges associated with managing trial activities across multiple jurisdictions. In addition, Australian regulatory authorities may suspend, terminate, delay or require modifications to a clinical trial if safety concerns arise or if regulatory requirements are not satisfied. Any such actions could delay the development of our product candidates, increase our development costs and adversely affect our ability to obtain regulatory approval on a timely basis or at all.

Furthermore, data generated from clinical trials conducted in Australia may be subject to additional review by the FDA and other foreign regulatory authorities. There can be no assurance that data obtained from Australian clinical trials will be accepted by the FDA or other regulators without additional studies or analyses. If regulatory authorities determine that additional clinical trials are required, or if they question the adequacy, integrity or applicability of data generated in Australia, our development timelines could be significantly extended, our costs could increase substantially, and commercialization of our product candidates could be delayed or prevented.

In addition, conducting operations internationally exposes us to risks relating to currency fluctuations, cross-border data privacy requirements, supply chain disruptions, geopolitical events, changes in tax laws, employment matters and other legal and operational uncertainties. The occurrence of any of these events could adversely affect our clinical development programs, financial condition, results of operations and prospects.

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

Adverse events caused by any of our product candidates could cause reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events are reported in any clinical trials we may conduct for our product candidates, our ability to obtain regulatory approval for such clinical product candidate may be negatively impacted. In addition, adverse events caused by any product candidate administered in combination with our product candidates could cause similar interruptions and delays, even though not caused by our product candidates.

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

We have obtained product liability insurance coverage in connection with our Phase 1 clinical trial of IBIO-600. Such insurance coverage is expensive and may not be available in coverage amounts we seek or at all. We may in the future be unable to maintain such coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Dependence on Third Parties

Our most advanced product candidates depend on intellectual property licensed from third parties and termination of any of these or future licenses could result in the loss of significant rights, which could adversely affect our business, results of operations and financial condition.

We are dependent on patents, know-how and proprietary technology, some of which is owned and some of which is licensed from third parties. With respect to our obesity and cardiometabolic program, we have a license to four provisional applications for a future U.S. patent application that relate to our leading anti-myostatin antibody product candidate, IBIO-600, alone and when used in combination with Activin A. In addition, we have a license to three provisional applications for a future U.S. patent application that relate to our Activin E engineered antibody candidate, IBIO-610. These licenses exist under two exclusive license agreements (the “AstralBio Licenses”) with AstralBio granting us exclusive, worldwide licenses to develop, manufacture, commercialize and otherwise exploit, IBIO-600 and IBIO-610, which are our most advanced preclinical product candidates. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. The AstralBio Licenses impose, and we expect that future license and acquisition agreements will impose, various diligence, milestone payments and other obligations on us. If we fail to comply with our obligations under current or future intellectual property license agreements, we may be required to pay damages and the licensor may have the right to terminate the license. Any termination of these licenses could result in the loss of significant rights and could harm our ability to develop, manufacture and/or commercialize our product candidates or prevent us from doing the foregoing.

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

We use our AI/ML platform to improve our target discovery programs by improving the hit finding and lead optimization process and by helping us identify desired epitope targets on target proteins. Our AI/ML platform accesses and has been trained using third-party databases. If access to this data is lost or limited, or if this data becomes outdated, it may delay or otherwise adversely affect our ability to develop our product candidates. Our AI/ML platform is the subject of several patent filings in the U.S. including one issued patent and one pending patent application directed to our epitope-steering AI engine; two provisional applications for a future patent application directed to our optimized next-generation CD3 T-cell engager antibody EngageTx platform. Certain aspects of our AI/ML program are also protected by trade secrets. However, our competitors may render our approaches obsolete, by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages in our drug discovery process that we believe we derive from our research approach and proprietary technologies.

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

We rely, and intend to rely in the future, on third-party CDMOs to produce our product candidates for our clinical studies who are expected to purchase materials from third-party vendors and transport the materials necessary to produce them, such as the required reagents and containers. This reliance on CDMOs and third-party vendors that we do not own or operate exposes us to various risks, including:

●	Supply Disruptions: Our CDMOs may experience difficulties in manufacturing, including shortages of raw materials, equipment failures, capacity constraints, or regulatory enforcement actions, any of which could result in delays or interruptions in supply.
●	Regulatory Compliance Risks: Our CDMOs must comply with cGMP and other regulatory requirements enforced by the FDA and other regulatory authorities. Any failure to meet these standards could result in delays, batch failures, regulatory sanctions, or product recalls.
●	Loss of Key Manufacturing Partners: If a CDMO terminates its relationship with us, fails to meet our supply needs, or becomes unable to fulfill its obligations due to financial difficulties, insolvency, or acquisition by a third party, we may not be able to obtain alternative manufacturing sources in a timely or cost-effective manner.
●	Limited Control Over Operations: Because we do not own or operate these third-party facilities, we have limited control over their manufacturing processes, quality systems, and compliance efforts, which increases our exposure to risks outside of our direct control.
●	Capacity and Scalability Risks: If our CDMO partners are unable to scale production to meet future clinical or commercial demands, we may experience supply shortages that could delay our development timelines or commercial launch.

If we rely on a third-party contract manufacturer or its suppliers fail to deliver the required commercial quantities of our clinical product candidate required for our clinical trials and, if approved, for commercial sale, on a timely basis and at commercially reasonable prices, and we are unable to find one or more replacement manufacturers or suppliers capable of production at a substantially equivalent cost, in substantially equivalent volumes and quality, and on a timely basis, we would likely be unable to meet demand for our products and would have to delay or terminate our pre-clinical or clinical trials, and we would lose potential revenue. It may also take significant time to establish an alternative source of supply for our clinical product candidate and to have such new source approved by the FDA or any applicable foreign regulatory authorities. If we change manufacturers at any point during the development process or after approval of a product candidate, we will be required to demonstrate comparability between the product manufactured by the old manufacturer and the product manufactured by the new manufacturer. If we are unable to do so, we may need to conduct additional studies or clinical trials with product manufactured by the new manufacturer. Furthermore, any of the above factors could cause the delay or suspension of initiation or completion of clinical trials, regulatory submissions or required approvals of our clinical product candidate, cause it to incur higher costs and could prevent us from commercializing our clinical product candidate successfully.

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

We have limited resources dedicated to designing, conducting, and managing our preclinical studies and clinical trials. We do not have the ability to independently conduct the preclinical studies and clinical trials required to obtain regulatory approval for our product candidates. We have engaged a CRO to conduct the Phase 1 clinical trial of IBIO-600 in Australia and expect to depend on independent clinical investigators, CROs, and other third-party service providers to conduct the future clinical trials of our product candidates. We rely on these vendors and individuals to perform many facets of the clinical development process on our behalf, including conducting preclinical studies and we rely on them for the recruitment of sites and subjects for participation in our clinical trials, maintenance of good relations with the clinical sites, and ensuring that these sites are conducting our trials in compliance with the trial protocol and applicable regulations.

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

Further, the FDA, the Australian TGA, the EMA, or similar regulatory authorities in other countries, may inspect some of the clinical sites participating in our clinical trials or our third-party vendors’ sites to determine if our clinical trials are being conducted according to good clinical practices, or GCPs, or similar regulations. If we or a regulatory authority determine that our third-party vendors are not in compliance with or have not conducted our clinical trials according to applicable regulations, we may be forced to exclude certain data from the results of the trial, or delay, repeat or terminate such clinical trials. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. We also are required to register certain ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in civil monetary penalties, adverse publicity and civil and criminal sanctions. The FDA and National Institutes of Health have signaled the government’s willingness to begin enforcing these registration and reporting requirements against non-compliant clinical trial sponsors. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Our failure or any failure by these third parties to comply with these regulations would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our preclinical studies and clinical trials. The third party CROs and clinical trial sites that conduct our clinical trials may experience staffing shortages and the inability of a CRO or clinical trial site to maintain appropriate levels of competent staffing to support the demands of our clinical trials could negatively impact the execution of our clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, receive regulatory approval of or successfully commercialize our product candidates.

If any of our relationships with these third party CROs or others terminate, we may not be able to enter into arrangements with alternative CROs or other third parties or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO begins work. As a result, delays may occur, which can materially impact our ability to meet our desired development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

We rely on third parties to supply the raw materials needed to operate our research and development activities and do not have any long-term commitments from such suppliers.

We currently rely on third parties for the raw materials needed to operate our research and development activities. We do not have any long-term commitments from any raw material suppliers and therefore cannot guarantee that there will be adequate supply of our raw materials. Natural disasters or other disruptions at any of our suppliers’ facilities may impair or delay the delivery of our products. Influenza or other pandemics, such as the coronavirus, could disrupt production of our products, reduce demand for certain of our products, or disrupt the marketplace in the food service or retail environment with consequent material adverse effects on our results of operations. To the extent we are unable to, or cannot, financially mitigate the likelihood or potential impact of such events, or effectively manage such events if they occur, particularly when a product is sourced from a single location, there could be a material adverse effect on our business and results of operations, and additional resources could be required to restore our supply chain. Although we believe we have sufficient supply of our other raw materials at this time, due to supply chain shortages, we may not be able to obtain such materials in the future if our current suppliers should be unable to satisfy our needs. Such suppliers may not be able to provide us with raw materials in a timely manner due to supply chain shortages and even if other suppliers are able to fulfill our needs they may not be able to do so at the same price as we currently pay for such materials, which could result in higher expense and lower profit margins or us increasing the price of our services in order to maintain profit margins which could adversely impact demand for our services.

Our use of hazardous and biological materials could result in us being liable for damages.

Our research and development activities involve the controlled use of hazardous materials and chemicals. We are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of hazardous materials and chemicals. Although we believe that our procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we may incur significant additional costs to comply with applicable laws in the future. Also, even if we are in compliance with applicable laws, we cannot completely eliminate the risk of contamination or injury resulting from hazardous materials or chemicals. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our contract manufacturing operations, which could materially harm our business, financial condition and results of operations.

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

In spite of our efforts, our licensors might allege that we have materially breached our obligations under such license agreements and might therefore attempt to terminate the license agreements, thereby removing, limiting or terminating our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties might have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of our lead products or other product candidates that we may identify. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

In addition, the agreements under which we currently license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which would have a material adverse effect on our business, financial conditions, results of operations, and prospects.

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

A failure by us to hire and retain an appropriately skilled and adequate workforce could adversely impact the ability to operate our R&D facility efficiently.

Our operations depend, in part, on our ability to attract and retain an appropriately skilled and sufficient workforce to operate our R&D facility. These employees may voluntarily terminate their employment with us at any time. The R&D facility is located in San Diego, California, a growing biotechnology hub and competition for skilled workers will continue to increase as the industry undergoes further growth in the area. There can be no assurance that we will be able to retain key personnel, or to attract and retain additional qualified employees especially in light of our cash position. Our inability to attract and retain key personnel as we grow in two locations may have a material adverse effect on our business.

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

Failure to comply with health care privacy and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

We, our CROs, and any potential collaborators may be subject to strict and changing federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security) and policies and contractual obligations related to data privacy and security. In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our CROs and collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees and other individuals about whom we or our potential collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, the EU GDPR and the UK GDPR impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

In addition, in the past few years, California, Virginia, Colorado, Connecticut, Utah, and other states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA applies to personal information of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA and similar state laws exempt certain data processed in the context of clinical trials, such exemptions are limited in scope and do not extend to all personal data we process in connection with our clinical trial activities, including data relating to our employees, contractors, clinical trial site personnel, investigators, and business contacts.

We may also be subject to new laws governing the privacy of consumer health data. For example, Washington’s MHMD Act broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states, including Nevada and Connecticut, have adopted or are considering similar consumer health data laws. We anticipate that more states will pass similar laws in the future. These developments further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. We continue to monitor the impact that the state consumer privacy and protection laws, like the CCPA and the MHMD Act, may have on our business activities. See the section in this Annual Report entitled “Business – Government Regulation and Product Approval – Other U.S. Healthcare Laws and Compliance Requirements” and “Business – Government Regulation and Product Approval –Data Privacy.”

The use of AI and ML technologies in our business operations and product offerings may expose us to risks that could harm our competitive position and have a material adverse effect on our business and results of operations.

The development and use of AI present risks and challenges that could adversely affect our business. We may use AI and ML technologies in various aspects of our operations, including drug discovery, clinical trial design, and data analysis. The use of AI and ML in our business may implicate AI-specific data privacy and security obligations and regulations and increased scrutiny. For example, the EU AI Act establishes a risk-based regulatory framework for AI systems, including requirements for high-risk AI applications. Additionally, various U.S. states and federal agencies are considering or have adopted laws and guidance regarding the use of AI. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices or retrain our AI/ML or prevent or limit our use of AI/ML. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. Compliance with existing and emerging AI regulations may require us to modify our use of AI and ML technologies, implement additional governance and oversight measures, or limit our ability to use such technologies. If we cannot use AI/ML or our use is restricted, our preclinical research and development programs may be less efficient, or we may be at a competitive disadvantage. The occurrence of any of the foregoing events could prevent us from leveraging our AI/ML capability and software to help us develop our product candidates more efficiently than existing industry tools and have a material adverse effect on our business, financial condition, results of operations or prospects.

The procurement of third-party AI tools and the development of AI/ML platform have required, and are expected to continue requiring, significant investment, and if, for the reasons described below and other reasons, we are unable to realize the benefits of this investment, our business, financial condition, and results of operations could be adversely affected. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, or otherwise leverage AI in a manner that adversely impacts our business, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, inappropriate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties or violations of other rights of third parties, we may be subject to legal claims or liability and our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to the use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and results of operations. AI also presents emerging ethical and regulatory issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the development of government regulation of AI and automated decision-making technology more generally, may require significant resources to continually develop, test, and maintain our platform so that we can implement AI and automated decision-making technology in a manner that complies with applicable laws and regulations. Increased regulation could also limit or impair our ability to develop and deploy AI technology within our platform. If we fail to effectively implement, manage, or adapt to AI technologies, or if we are unable to address the risks associated with their use, we may be exposed to reputational harm, liability, loss of proprietary information, or competitive disadvantage, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to Our Common Stock

Our stockholders will experience substantial dilution from the issuance of shares of common stock upon the exercise of the warrants issued in our August 2025 underwritten public offering. Raising additional capital may also cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates. Further, our stockholders will experience substantial dilution from the issuance of certain development milestone payments if paid in equity.

As of the date of this Annual Report, up to 109,090,911 shares of common stock are issuable upon the exercise of the warrants issued or issuable in connection with the 2025 Offering, the issuance of which will result in substantial dilution to the existing holders of our common stock and will increase the number of shares eligible for resale in the public market. We are also seeking the approval of our stockholders to increase the number of authorized shares of common stock. If such proposal is approved and additional shares of common stock are ultimately issued, that would also result in substantial dilution to our existing common stockholders.

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

Our failure to meet the listing requirements of Nasdaq could result in a delisting of our common stock. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

Our common stock is currently listed for trading on The Nasdaq Capital Market, and the continued listing of our common stock on The Nasdaq Capital Market is subject to our compliance with a number of listing standards. On July 29, 2025, we received a notice from Nasdaq that because the closing bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer complied with the Minimum Bid Price Requirement for continued listing on The Nasdaq Capital Market. We had a compliance period of 180 calendar days, or until January 26, 2026, to regain compliance with Nasdaq Listing Rule 5550(a)(2), and on November 4, 2025, Nasdaq notified us that we had regained compliance with the in compliance Minimum Bid Price Requirement.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on February 26, 2026, the price of our common stock closed at $3.07 per share while on July 22, 2026, our stock price closed at $1.39 per share. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. The stock market in general and the market for biotechnology and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	investor reaction to our business strategy;

●	the success of competitive products or technologies;
●	our continued compliance with the listing standards of the Nasdaq;
●	results of our preclinical and clinical trials;
●	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our ability or inability to raise additional capital and the terms on which we raise it;
●	declines in the market prices of stocks generally;
●	trading volume of our common stock;
●	sales of our common stock by us or our stockholders;
●	announcements of licensing or other business development initiatives;
●	general economic, industry and market conditions; and
●	other events or factors, including those resulting from such events, or the prospect of such events, including war, terrorism and other international conflicts, public health issues including health epidemics or pandemics, and natural disasters such as fire, hurricanes, earthquakes, tornados or other adverse weather and climate conditions, whether occurring in the United States or elsewhere, could disrupt our operations, disrupt the operations of our suppliers or result in political or economic instability.

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

Securities research analysts, including those affiliated with our underwriters from prior offerings, establish and publish their own periodic reports about and projections for our business. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if our actual results do not match securities research analysts’ projections. Similarly, if one or more of the analysts who writes reports on us downgrades our stock or publishes inaccurate or unfavorable research about our business or if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, our stock price or trading volume could decline. While we expect securities research analyst coverage to continue going forward, if no securities or industry analysts begin to cover us, the trading price for our stock and the trading volume could be adversely affected.

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

Item 2. Properties.

Biopharmaceutical R&D Facility

On September 11, 2021, iBio entered into a lease with SAN DIEGO INSPIRE 4, LLC for approximately 11,383 square feet of laboratory and office space at 11750 Sorrento Valley Road in San Diego, CA. The lease commenced in September 2022. The lease is for seven years and four months. The lease is triple net with base rent starting at $4.50 per month per square foot escalating approximately 3.0% per year during the lease term. We use the facility primarily for R&D associated with our AI Drug Discovery Platform and our biologic product portfolio. We believe that the facility is adequate for our current operations and needs.

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

Holders

On August 27, 2026, there were 22 stockholders of record of our common stock, one of which was Cede & Co., a nominee for Depository Trust Company, or DTC. All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stock.

Dividends

We have never declared or paid any cash dividends on our common stock. Dividends on our common stock cannot be declared or paid or set aside for payment or other distribution unless all accrued dividends on all outstanding shares of Preferred Tracking Stock are paid in full.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended June 30, 2026 other than as set forth in documents previously filed by the Company with the SEC.

Issuer Purchases of Equity Securities

We did not purchase any of our equity securities during the fiscal year ended June 30, 2026.

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

Overview

We are developing next-generation antibody medicines for obesity and its cardiometabolic and cardiopulmonary complications. One of the most important advances in modern obesity treatment has been the emergence of GLP-1 receptor agonists and other incretin-based therapies. These drugs have transformed the field by enabling weight loss that, in some cases, rivals the effects of invasive bariatric surgery. But as physicians and patients gain real-world experience, it’s becoming increasingly clear first-generation therapies, while groundbreaking, leave important gaps.

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

The current product candidate pipeline is set forth below.

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

IBIO-610 was evaluated in a preclinical PK and a body composition study in obese, mature NHPs designed to characterize systemic exposure and assess early signs of activity on fat and body composition. In previously disclosed results from this study, IBIO-610 demonstrated a terminal half-life of approximately 33.2 days in obese NHPs following administration, and based on allometric scaling approaches, we estimated a projected human half-life of up to 100 days, which may support infrequent dosing. In addition, in a small study that was not statistically powered, following two once-every-eight-week doses, treatment with IBIO-610 was associated with 6.7% lower visceral fat and 5.2% lower total fat mass compared with vehicle-treated obese NHPs, with a slight increase in lean mass. These findings are consistent with the fat-selective profile we observed in prior rodent studies. Additionally, obese NHPs treated with a single IV dose of IBIO-610 showed up to a 98% reduction in serum levels of active Activin E.

In July 2026, we announced new preclinical data from our obese NHP study evaluating IBIO-610. Following a single dose of IBIO-610, active Activin E levels in the blood were reduced in all treated NHPs and remained suppressed through eight weeks. At both weeks 4 and 8, active Activin E levels were reduced to levels below the limits of the assay. Overall, active Activin E was reduced by 98% at week 4 and 97% at week 8 compared with baseline. We believe that these findings support IBIO-610's potential for best-in-class pathway inhibition and further support the potential for an infrequently dosed, long-acting antibody approach. The data also demonstrated IBIO-610's potential to promote fat-selective weight loss while preserving lean mass. In obese NHPs, when combined with semaglutide, IBIO-610 drove greater visceral and total fat loss while reducing lean mass loss by 73% versus semaglutide alone, further supporting its potential as both a stand-alone therapy and a complementary approach to GLP-1-based treatments.

Following these studies, we initiated CMC and nonclinical toxicology activities to support the advancement of IBIO-610 toward clinical development and we anticipate commencing first-in-human clinical trials in the first half of calendar year 2027.

IBIO-800: Myostatin x Activin A Bispecific Antibody

We are developing a bispecific antibody program targeting myostatin, growth differentiation factor 11 (“GDF11”) and Activin A, that we now refer to as IBIO-800. We are evaluating IBIO-800 for potential use in obesity and cardiopulmonary disease, including PH-HFpEF. Leveraging our innovative AI Drug Discovery Platform, IBIO-800 is in late discovery, where multiple parameters, including potency, selectivity, expression, stability and manufacturability, are being optimized. We nominated a development candidate in June 2026 and initiated CMC and nonclinical testing to enable continued progression of this program.

IBIO-800 is designed to selectively neutralize what we believe are key pathological ligands across multiple aspects of disease biology. Based on our preclinical work, Activin A may contribute to cardiac fibrosis and vascular remodeling, while myostatin and GDF11 may contribute to skeletal muscle dysfunction and reduced functional capacity. In combination, IBIO-800 is designed to reduce cardiac fibrosis, reverse pulmonary vascular remodeling, and improve whole body functional capacity, while avoiding some of the safety considerations associated with broader TGF-β ligand blockade.

In preclinical in vitro studies, early findings in human muscle progenitor or muscle stem cells suggest our bispecific candidates induced greater differentiation and fusion into mature muscle cells than antibodies targeting myostatin or Activin A alone. In addition, in human cardiac fibroblast studies, growth differentiation factor 8 (“GDF8”), GDF11 and Activin A promoted fibrotic activation and pro-inflammatory or pro-fibrotic gene expression, supporting the biological rationale for combined blockade in cardiopulmonary disease. We are also evaluating the program in vivo in a mouse model designed to assess stress-induced right ventricular remodeling in the setting of obesity and hemodynamic stress. In June 2026, we nominated a development candidate and are initiating CMC and nonclinical testing to enable continued progression of the program.

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

The study consisted of six NHPs, sorted randomly into the low and high dose groups. IBIO-600 promoted an increase in lean mass and a reduction in fat mass from baseline values. Standard PK calculations indicated the half-life of IBIO-600 in NHPs was approximately 52.4 days. By using multiple allometric scaling approaches, we estimated the half-life in humans of IBIO-600 as falling with a range of 74-147 days. IBIO-600 also demonstrated durable body composition effects, including lean mass gains of up to 5.1% with accompanying reductions in fat mass.

Following the NHP PK study, we initiated CMC manufacturing and nonclinical toxicology activities to support advancement of IBIO-600 toward clinical development. We have completed GMP manufacturing of an initial batch of drug product being used in our clinical study. Additionally, we have completed 1-month GLP toxicology studies in both rats and NHPs.

In June 2026, we announced the dosing of the first participant in a randomized, double-blind, placebo-controlled, first-in-human, phase 1 SAD clinical trial. This study is intended to test the safety, tolerability, pharmacokinetics, and pharmacodynamics of IBIO-600 in overweight or obese adults, as well as exploratory effects on body composition, with four SAD cohorts currently planned. To date, we have enrolled 31 participants in the first four cohorts of the Phase 1 clinical trial of IBIO-600 in Australia and each will be monitored for approximately nine months following administration, with study completion expected in second half of 2027. Data from the study will help inform potential future development of IBIO-600. This trial is designed to establish the initial human profile of IBIO-600 and begin generating evidence of its effects on body composition, helping to inform potential future studies in combination with

GLP-1-based therapies. We are now preparing to advance IBIO-600 into the MAD portion of the study.  Further, we intend to continue progressing the development of IBIO-600 in obesity, sarcopenia, and other muscle loss disorders.

Amylin Receptor Agonist Engineered Antibody

In collaboration with AstralBio, we initiated the development of an antibody agonists targeting the amylin receptor, a potentially highly promising mechanism in obesity treatment. Amylin receptors are closely related, multi-component GPCR complexes, making it challenging to discover antibodies with precisely controlled receptor subtype selectivity and functional activity. To address this challenge, we combined engineered GPCR antigens designed to mimic distinct amylin and calcitonin receptor configurations with our mammalian display-based discovery platform. This approach enables multidimensional antibody selection across properties including receptor subtype specificity, cross-species binding, functional activity and developability. Using these capabilities, we have generated both DACRA antibodies and selective amylin receptor agonist SARA antibodies designed to activate specific amylin receptor subtypes while avoiding activation of the calcitonin receptor.

Early preclinical results to date show the promise of the approach. In a proof-of-concept study in DIO mice, an early DACRA-like agonist antibody delivered approximately a ~60% reduction in acute food intake (p<0.05), compared with a 67% reduction observed with a benchmark DACRA peptide. Building on these results, we generated and characterized AMY1-selective, AMY3-selective and dual AMY1/AMY3 agonist antibodies, referred to as SARA antibodies, with distinct in vitro potency and selectivity profiles.

These data support the feasibility of using engineered antibodies to achieve differentiated amylin receptor pharmacology and demonstrate the application of our integrated discovery platform to a complex GPCR target class. The program provides an additional demonstration of our ability to combine engineered antigens with multidimensional mammalian display-based selection to generate functionally differentiated antibody candidates against challenging membrane-protein targets.

Recent Financial Developments

2026 ATM Agreement

On February 27, 2026, we entered into the 2026 ATM Agreement with Jefferies providing for the sale by us of our shares of our Common Stock, from time to time, through or to Jefferies in an at-the-market offering program as set forth in the 2026 ATM Agreement. Offers and sales of shares of Common Stock by us, if any, under the 2026 ATM Agreement, will be made pursuant to our shelf registration statement on Form S-3 (File No. 333-293864), filed with the SEC on February 27, 2026 under the Securities Act, which was declared effective on March 6, 2026, and the prospectus included therein related to the offer and sale of up to $100,000,000 of shares of Common Stock. We have agreed to pay Jefferies a commission for its services in acting as agent of up to 3.0% of the gross proceeds from the sale of shares of Common Stock pursuant to the 2026 ATM Agreement. The offering of shares of Common Stock pursuant to the 2026 ATM Agreement will terminate upon the earlier of (i) the sale of all shares of Common Stock subject to the 2026 ATM Agreement, or (ii) termination of the 2026 ATM Agreement as permitted therein by us or Jefferies. No shares have been sold under the 2026 ATM Agreement as of June 30, 2026.

2026 Private Placement

On January 13, 2026, pursuant to the terms of the securities purchase agreement that we entered into on January 8, 2026 with the 2026 Investors, we issued and sold to the 2026 Investors in the 2026 Private Placement an aggregate of 1,408,481 shares of Common Stock and, in lieu of shares, 2026 Pre-Funded Warrants to purchase up to an aggregate of 9,653,257 shares of Common Stock. The purchase price per share was $2.35. The purchase price per pre-funded warrant was $2.349, which is equal to the purchase price per share, minus the exercise price of $0.001 for each pre-funded warrant. We received aggregate gross proceeds from the 2026 Private Placement of approximately $26 million, before deducting the placement agent commissions and offering expenses payable by us which totaled approximately $1.7 million.

Underwritten Public Offering

On August 19, 2025, we entered into an Underwriting Agreement with Leerink, as representative of the underwriters named in Schedule A thereto, relating to the offering, issuance and sale of 2025 Pre-Funded Warrants to purchase an aggregate of 71,540,000 shares of Common Stock and accompanying Series G Warrants to purchase (i) an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) and (ii) Series H Warrants to purchase an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) (the 2025 Offering). The combined public offering price per 2025 Pre-Funded Warrant and accompanying Series G Warrant was $0.699. The closing of the 2025 Offering took place on August 22, 2025. We received net proceeds from the 2025 Offering of approximately $46.5 million after deducting underwriting discounts and commissions and offering expenses payable by us in connection with the 2025 Offering. We may also receive up to an aggregate of $50 million of additional gross proceeds if the Series G Warrants and Series H Warrants are exercised in full for cash.

Each 2025 Pre-Funded Warrant and the pre-funded warrants issuable upon exercise of the Series G Warrants or Series H Warrants have an exercise price per share of Common Stock equal to $0.001 and were immediately exercisable from their date of issuance for one share of Common Stock, subject to certain beneficial ownership and other limitations. The Series G Warrants and Series H Warrants were each exercisable from their date of issuance and have an exercise price equal to $0.70 per whole share of Common Stock (or $0.699 per pre-funded warrant) and in the case of the Series G Warrants, the accompanying Series H Warrant. The Series G Warrants expired 30 trading days following our public announcement of a Trial Initiation Milestone. In addition, to the extent the proportion of the unexercised portion of the Series G Warrant relative to the originally issued Series G Warrant is greater than the proportion of the unexercised portion of the originally issued 2025 Pre-Funded Warrant relative to the originally issued 2025 Pre-Funded Warrant, each Series G Warrant immediately expired in proportion to the extent that the corresponding 2025 Pre-Funded Warrant held by a holder is exercised prior to the occurrence of the Trial Initiation Milestone. When issued upon exercise of the Series G Warrants, the Series H Warrants will expire on the four-year anniversary of the closing date of the 2025 Offering.

On April 8, 2026, we issued a Public Announcement that we received CTN acknowledgement from Australia’s Therapeutic Goods Administration and ethics approval from a Human Research Ethics Committee, enabling the initiation of a first-in-human clinical trial of IBIO-600 in Australia. All Series G Warrants were exercised prior to their expiration at 5:00 p.m. (New York City time) on May 20, 2026.

During fiscal year 2026, 2025 Pre-Funded Warrants to purchase an aggregate of 9,250,394 shares of Common Stock were exercised for proceeds of approximately $9,250.

During fiscal year 2026, Series G Warrants to purchase 35,770,000 shares of Common Stock were exercised whereby the holders elected to receive pre-funded warrants to purchase up to 21,610,000 shares of Common Stock in lieu of shares of Common Stock and 14,160,000 shares of Common Stock, together with Series H Warrants to purchase up to 35,770,000 shares of Common Stock, for gross proceeds of approximately $25 million. The pre-funded warrants issued upon this election have an exercise price of $0.001 and are immediately exercisable.

During fiscal year 2026, Series H Warrants to purchase 4,250,000 shares of Common Stock were exercised whereby the holders elected to receive pre-funded warrants to purchase up to 4,250,000 shares of Common Stock in lieu of shares of Common Stock for gross proceeds of approximately $3 million. The pre-funded warrants issued upon this election have an exercise price of $0.001 and are immediately exercisable.

During fiscal year 2026, pre-funded warrants issued upon the exercise of Series G Warrants to purchase an aggregate of 1,970,000 shares of Common Stock, were exercised for proceeds of approximately $1,970.

In conjunction with 2025 Underwriting Agreement, we agreed to pay the underwriter a fee equal to six percent (6%) of the cash exercise fee received by us for all cash exercises of warrants for a period of thirty (30) months following the close of the transaction. The fee is due no later than five (5) business days following each calendar quarter. We incurred fees on these proceeds totaling approximately $1,680,000 during fiscal year 2026, of which approximately $1,173,000 is included in accrued expenses on the consolidated balance sheets at June 30, 2026.

Results of Operations

Revenue

Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on advancing our AI-driven discovery platform to develop molecules against hard to drug targets. To date this platform has not generated any material revenue, though we may realize revenue from it in the future. Revenue in the amount of $0.1 million was recognized for services provided to a collaborative partner during the year ended June 30, 2026. Revenue in the amount of $0.4 million was recognized for services provided to a collaborative partner during the year ended June 30, 2025.

Research and Development Expenses (“R&D”)

R&D expenses for the fiscal years ended June 30, 2026 and 2025 were approximately $19.6 million and $8.3 million, respectively, an increase of approximately $11.3 million or approximately 136%. The increase in R&D expenses is primarily due to increased spending of approximately $8.4 million for consultants and outside services supporting our R&D efforts, including NHP studies and CMC activities, for our IBIO-610 and IBIO-600 programs and other preclinical pipeline assets, and a $2.5 million development milestone.

On a program-by-program basis, consultants and outside services reported in R&D expenses for the fiscal year ended June 30, 2026, included $6.0 million for IBIO-610, $4.3 million for IBIO-600, and $0.6 million for all other pipeline programs. On a program-by-program basis, consultants and outside services reported in R&D expenses for the fiscal year ended June 30, 2025, included $2.5 million for IBIO-600, $0.5 million for IBIO-610, and $0.2 million for all other pipeline programs.

Consultant and outside services accounted for approximately 55% and 38% of total R&D expenses for the fiscal years ended June 30, 2026 and 2025, respectively.

General and Administrative Expenses (“G&A”)

G&A expenses for the fiscal years ended June 30, 2026 and 2025 were approximately $10.6 million and $10.7 million, respectively, a decrease of approximately $0.1 million or 1.0%. The slight decrease was primarily driven by IT cost reductions.

Impairment of Indefinite-Lived Intangible Asset

In the fiscal year ended June 30, 2026, an impairment charge of $5.0 million was recorded for our IBIO-101 indefinite-lived intangible asset. No impairments of indefinite-lived intangible assets were recorded in the fiscal year ended June 30, 2025.

Total Operating Expenses

Total operating expenses, consisting primarily of R&D and G&A expenses, for fiscal year ended June 30, 2026 were approximately $35.2 million, compared to approximately $19 million for fiscal year ended June 30, 2025.

Other Income

Other income for the fiscal years ended June 30, 2026 and 2025 were $2.1 million and $0.2 million, respectively, an increase of approximately $1.9 million. The increase is mainly attributable to interest earned on the proceeds from our capital raises and warrant exercises.

Income Tax Expense

There was no provision for current federal or state taxes for the fiscal years ended June 30, 2026 and June 30, 2025 as a result of taxable losses incurred.

Net Loss

Our net loss for the fiscal year ended June 30, 2026 was approximately $33.0 million, or $0.32 per share of Common Stock, compared to our net loss of approximately $18.4 million, or $1.75 per share of Common Stock, in the fiscal year ended June 30, 2025.

Liquidity and Capital Resources

We have incurred net losses and generated negative cash flows from operations for many years.  For the year ended June 30, 2026, we incurred a net loss of approximately $33.0 million and had negative cash flows from operations of approximately $23.2 million. Historically, our liquidity needs have been met by the sale and issuances of common shares including the issuances of common shares through the exercise of warrants. As of June 30, 2026, we had total current assets of approximately $92.2 million, of which approximately $56.4 million was cash and cash equivalents and approximately $31.6 million was investments in debt securities. As of June 30, 2026, we had an operating capital deficit of $23.2 million which compares to the $15.3 million operating capital deficit we maintained as of June 30, 2025.

The history of significant losses, the negative cash flow from operations, and the dependence by us on our ability to obtain additional financing to fund our operations in the past raised substantial doubt about our ability to continue as a going concern. In August 2025, we closed on an underwritten public offering raising gross proceeds of approximately $50 million and in January 2026, we raised gross proceeds of approximately $26 million in a private placement. Additionally, we received gross proceeds of approximately $33.4 million from the exercise of warrants during the year ended June 30, 2026. Based on the total cash and cash equivalents, and investments in debt securities of approximately $88 million at June 30, 2026, we believe that our current cash position is sufficient to fund its operations for at least 12 months from the date of filing this Annual Report on Form 10-K for the year ended June 30, 2026 (the “Annual Report”).

Net Cash Used in Operating Activities

In fiscal year 2026, net cash used in operating activities was approximately $23.2 million, compared to net cash used in operating activities of approximately $15.3 million in fiscal year 2025, an increase of approximately $7.9 million or approximately 52%. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash Used in Investing Activities

In fiscal year 2026, net cash used in investing activities was approximately $32.0 million, which consisted primarily of the purchase of approximately $42.3 million, partially offset by the redemption of debt securities of approximately $10.8 million, and an interest payment received on the promissory note receivable and the purchase of fixed assets. In fiscal year 2025, net cash provided by investing activities was approximately $0.7 million, which consisted of payments received for principal and interest on the promissory note receivable offset by the purchase of fixed assets.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in fiscal year 2026, was approximately $103.0 million and was primarily attributable to the net proceeds from the sale of securities primarily from the underwritten public offering that we consummated in August 2025, pursuant to which we received net proceeds of approximately $46.4 million, the 2026 Private Placement, pursuant to which we received net proceeds of approximately $24.3 million, net warrant exercise proceeds of approximately $32.8, and approximately $0.3 million for sales of Common Stock sold under an at-the-market agreement, partially offset by approximately $0.8 million of payments towards debt, including the term promissory note, equipment financing loan, and finance lease obligations. Net cash provided by financing activities in fiscal year 2025 was approximately $8.9 million and was attributable to the proceeds from the inducement of Existing Warrants and the sale of securities partially offset by payments towards debt, including the finance lease obligations, term promissory note and equipment financing loan.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of June 30, 2026, our accumulated deficit was approximately $365.3 million, and we used approximately $23.2 million for operating activities during the year ended June 30, 2026. As of June 30, 2025, our accumulated deficit was approximately $332.2 million, and we used approximately $15.3 million for operating activities during the year ended June 30, 2025. Our current cash, cash equivalents and investments in debt securities of approximately $88 million as of June 30, 2026 is anticipated to be sufficient to support operations into the fourth quarter of fiscal year 2028.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”s), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of June 30, 2026, we were not involved in any SPE transactions.

Critical Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All applicable U.S. GAAP accounting standards effective as of June 30, 2026, have been taken into consideration in preparing the consolidated financial statements. The preparation of consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. The following accounting estimate had a material impact on the results of operations of the Company for the year ended June 30, 2026.

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

During the fourth quarter of the fiscal year ended June 30, 2025, we performed our annual impairment testing of the IBIO-101 therapeutic technology (or “IP”), classified as an indefinite-lived intangible asset, which had a carrying amount of $5.0 million on June 30, 2025. We engaged a third party to perform valuation assistance with estimating the fair value of IBIO-101 and preparing a market capitalization reconciliation. The Multi-Period Excess Earnings Method (“MPEEM”) under the income approach was utilized to value the indefinite-lived asset. The MPEEM determines the value of a specified asset by calculating the present value of future earnings attributed to the asset. Since IBIO-101 is currently in its pre-clinical development phase, a probability of success was applied to the cash flows to account for the probability of reaching each step of development. The MPEEM requires that charges for the use of other contributory assets be subtracted under the theory that the owner of the subject asset does not own the other contributory assets and would have to rent/lease them in order to earn the cash flows related to the subject asset.

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

During the second quarter of fiscal year 2026, we retained a global advisory firm to market and actively identify partners for IBIO-101 and the other oncology programs we acquired from RubrYc due to our therapeutic focus shift to precision antibodies in the cardiometabolic and obesity space. The market data collected indicated the full carrying value of IBIO-101 may not be recoverable. We engaged a third party to perform a valuation of  IBIO-101, utilizing the MPEEM under the income approach to value the indefinite-lived asset. The resulting probability of success adjusted “excess earnings” were discounted to the present value using a 16% discount rate, which was based on iBio’s weighted average cost of capital estimated for the fiscal year. The sum of the discounted excess earnings and the present value of the tax benefit related to amortization of the IBIO-101 indefinite-lived intangible indicated that the fair value was approximately $2.5 million as of the December 31, 2025 valuation date. The carrying amount of the asset was $5.0 million at the time of the valuation, it was concluded that a $2.5 million impairment existed. We recorded an impairment of indefinite-lived intangible asset expense of approximately $2.5 million for the three and six months ended December 31, 2025.

During the third quarter of fiscal year 2026, we ceased our marketing efforts of the IBIO-101 asset and with our focus on the development of hard-to-drug precision antibodies for obesity, cardiometabolic, and cardiopulmonary diseases, we fully impaired the remaining $2.5 million value of the IBIO-101 asset.

Also, during the third quarter of fiscal year 2026, we performed our annual impairment testing of the remaining indefinite-lived intangible assets, with the assistance of a third party, which had a carrying amount of $1.5 million on March 31, 2026 and concluded that they were not impaired. No triggering events were identified in the fourth quarter of fiscal year 2026.

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

We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates. See Note 3 – Summary of Significant Accounting Policies - for a complete discussion of our significant accounting policies and estimates

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended), as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management has performed an assessment of the effectiveness of iBio’s internal control over financial reporting as of June 30, 2026, based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO Framework).

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

Except as otherwise described herein, there were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Insider Trading Arrangements

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

AstralBio Amylin License

On August 27, 2026, we entered into the Amylin License Agreement with AstralBio, pursuant to which AstralBio has licensed to us, on a worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Amylin License Agreement) and AstralBio Licensed Know-How (as defined in the Amylin License Agreement) the right to Develop, Manufacture and Commercialize and otherwise exploit an Amylin Licensed Product. All capitalized terms herein have the definitions assigned to them in the Amylin License Agreement unless otherwise defined herein.

We are solely responsible for all decisions related to the launch, sales and marketing and promotion of Amylin Licensed Product in our discretion, subject to the terms of the Amylin License Agreement, and for all costs for all activities related to, the Development, Manufacture and Commercialization of the Amylin Licensed Product worldwide. In consideration for the rights and licenses granted by AstralBio to us in the Amylin License Agreement, we agreed to pay AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days after the effective date of the Amylin License Agreement, and (ii) upon the occurrence of specified developmental and commercial milestones, including net sales, milestone payments of up to an aggregate of $28 million, which can be paid by cash or, provided we remains listed on Nasdaq or another national stock exchange at the time of the payment, by issuing shares of our Common Stock, subject to approval of the issuance of any such shares by Nasdaq, and provided, however, in no event shall we issue to AstralBio pursuant to the Amylin License Agreement shares of our Common Stock resulting in AstralBio owning more than 19.9% of the total number of shares of our Common Stock outstanding as of the date of entering into the Amylin License Agreement. In the event we sublicense an Amylin Licensed Product or a product that includes an Amylin Licensed Product, we will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

The Amylin License Agreement will remain in effect at all times and thereafter, unless and until terminated earlier pursuant to the Amylin License Agreement. The Amylin License Agreement can be terminated (i) by the Company for any reason or no reason upon 45 days’ written notice to AstralBio; (ii) by either party upon written notice to the other party if the other party materially breaches the Amylin License Agreement and such breach is not cured to the reasonable satisfaction of the non-breaching party within 90 days of receipt of such written notice, subject to certain exceptions; (iii) by either party upon certain bankruptcy or insolvency events of the other party; and (iv) by either party if the other party or any sublicensee challenges the patentability, enforceability or validity of any claim related to any Patent or the secret and substantial nature of any Know-How, such Patent and/or Know-How being licensed to the party making the challenge, subject to certain exceptions as set forth in the Amylin License Agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable

PART III

Certain information required by Part III is omitted from this Annual Report because we intend to file our definitive proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Annual Meeting”), pursuant to regulation 14A of the Exchange Act, not later than 120 days after the end of the fiscal year covered by this Annual Report and certain information to be included in the definitive proxy statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting, including, but not necessarily limited to, the sections entitled “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers Who Are Not Directors,” in the definitive proxy statement to be filed with the SEC relating to our 2026 Annual Meeting is incorporated herein by reference.

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

Item 11. Executive Compensation

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC relating to our 2026 Annual Meeting, including, but not necessarily limited to, the sections entitled “Executive Compensation” and “Director Compensation for 2026 Fiscal Year.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement to be filed with the SEC relating to our 2026 Annual Meeting, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides information regarding the status of stock compensation plans at June 30, 2026:

	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Options Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in the previous columns)
Equity compensation plan approved by stockholders	2,799,813	$3.45	249,461
Equity compensation plans not approved by stockholders	20,000	$1.83	—
Total	2,819,813	$3.44	249,461

Item 13. Certain Relationships and Related Transactions, and Director Independence

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC relating to our 2026 Annual Meeting, including, but not necessarily limited to, the sections entitled “Transactions With Related Persons, Promoters and Certain Control Persons” and “Information Regarding the Board of Directors and Corporate Governance - Independence of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC relating to our 2026 Annual Meeting, including, but not necessarily limited to, the section entitled, “Fees Paid to the Independent Registered Public Accounting Firm.”

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

1.1

Underwriting Agreement, dated as of August 19, 2025, by and between iBio, Inc. and Leerink Partners LLC, as Representative of the several Underwriters (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on
August 21, 2025- File No. 001-35023)

1.2

Open Market Issuance Sale Agreement, dated February 27, 2026, by and between iBio, Inc. and Jefferies LLC (Incorporated herein by reference to Exhibit 1.1 to the Company’s registration statement on Form S-3 (File No. 333-293864), as filed with the Securities and Exchange Commission on February 27, 2026)

3.1

Certificate of Incorporation of iBioPharma, Inc., Certificate of Merger between INB Biotechnologies, Inc. and iBioPharme, Inc., Certificate of Ownership and Merger of iBio Pharma Name Change Sub, Inc. with iBioPharma, Inc., dated August 10, 2009, Certificate of Amendment of the Certificate of Incorporation of iBio, Inc., dated December 10, 2010, Certificate of Amendment of the Certificate of Incorporation of iBio, Inc., dated December 18, 2013, Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock, dated February 23, 2017, and the Certificate of Amendment of the Certificate of Incorporation, dated December 20, 2017, (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed by the Company with the Securities and Exchange Commission on May 11, 2018 – Commission File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc., dated June 8, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 8, 2018 – Commission File No. 001-35023)

3.3

Certificate of Designation, Preferences, Rights and Limitations of the Series A Convertible Preferred Stock of iBio, Inc., dated June 22, 2018 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences Rights and Limitations of the Series B Convertible Preferred Stock of iBio, Inc., dated June 22, 2018 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of iBio, Inc., dated October 28, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.6

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 1, 2022 – Commission File No. 000-53125)

3.7

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock, dated May 9, 2022, (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.8

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc., dated October 5, 2022 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 7, 2022 – Commission File No. 001-35023)

3.9

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc., dated November 28, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – Commission File No. 001-35023)

4.1

Form of Common Stock Certificate of iBioPharma, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-12G filed with the Securities and Exchange Commission on July 11, 2008 –Commission File No. 000-53125)

4.2*	Description of Securities of iBio, Inc.

4.3

iBio, Inc. Warrant to Purchase Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2021 – Commission File No. 001-35023)

4.4

Form of Series A Common Stock Purchase Warrant iBio, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 – Commission File No. 001-35023)

4.5

Form of Series B Common Stock Purchase Warrant iBio, Inc. (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 – Commission File No. 001-35023)

4.6

Form of Underwriter Common Stock Purchase Warrant iBio, Inc. (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2022 – Commission File No. 001-35023)

4.7

Form of Pre-Funded Warrant to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.8

Form of Series C Common Warrant to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.9

Form of Series D Common Warrant to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2023- File No. 001-35023)

4.10

Form of Warrant to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2023- File No. 001-35023)

4.11

Form of Pre-Funded Warrants to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024- File No. 001-35023)

4.12

Form of Series E Warrants to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024- File No. 001-35023)

4.13

Form of Series F Warrants to Purchase Shares of Common Stock (incorporated herein by reference to Exhibit 4.15 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 5, 2025 -  File No. 001-35023)

4.14

Form of Pre-Funded Warrant to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2025- File No. 001-35023)

4.15

Form of Series G Warrant to Purchase Shares of Common Stock iBio, Inc. (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2025- File No. 001-35023)

4.16

Form of Series H Warrant to Purchase Shares of Common Stock (or Pre-Funded Warrants) iBio, Inc. (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 21, 2025- File No. 001-35023)

4.17

Form of Pre-Funded Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026 – File No. 001-35023)

10.1

Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement of iBio CMO LLC, dated February 23, 2017 (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

10.2†

Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2019 – Commission File No. 001-35023)

10.3†

2018 Omnibus Equity Incentive Plan, effective December 18, 2018 (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2019 – Commission File No. 001-35023)

10.4†

2018 Omnibus Equity Incentive Plan, as amended and restated, effective January 22, 2020 (incorporated herein by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on January 23, 2020 – Commission File No. 001-35023)

10.5†

iBio, Inc. 2020 Omnibus Equity Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on November 3, 2020 – Commission File No. 001-35023)

10.6++**

Collaboration, Option and License Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.7++**

Collaboration and License Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.8++**

Series A-2 Preferred Stock Purchase Agreement, dated August 23, 2021, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.9++**

Second Amended and Restated Investor Rights Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.10++**

Second Amended and Restated Voting Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.11++**

Second Amended and Restated Right of First Refusal and Co-Sale Agreement, dated August 23, 2021, by and among RubrYc Therapeutics, Inc. and certain investors (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 27, 2021– Commission File No. 001-35023).

10.12

Asset Purchase Agreement dated September 16, 2022, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 21, 2022 – File No. 001-35023)

10.13

Termination Agreement and Release dated September 19, 2022, by and between iBio, Inc. and RubrYc Therapeutics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022 – File No. 001-35023)

10.14†

iBio Inc. 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – File No. 001-35023)

10.15

Credit and Security Agreement, dated January 16, 2024, by and between iBio, Inc. and Loeb Term Solutions LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.16

Schedule to Credit and Security Agreement, dated January 16, 2024, by and between iBio, Inc. and Loeb Term Solutions LLC (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.17

Term Promissory Note, dated January 16, 2024, in the principal amount of $1,071,572 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 – File No. 001-35023)

10.18

Indemnification Agreement, dated January 16, 2024 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2024 - File No. 001-35023)

10.19

Asset Purchase Agreement, dated February 25, 2024, by and between iBio, Inc. and Otsuka Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2024 – File No. 001-35023)

10.20

Form of Securities Purchase Agreement, dated March 26, 2024, by and between iBio, Inc. and the Purchaser signatory thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 – File No. 001-35023)

10.21

Director Agreement, dated April 1, 2024, by and between iBio, Inc. and Lynx1 Capital Management LP (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2024 – File No. 001-35023)

10.22†

iBio, Inc. Officer Severance Benefit Plan, effective May 9, 2024 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 10-K filed with the Securities and Exchange Commission on May 13, 2024 – File No. 001-35023)

10.23†

Form of Non-Qualified Stock Option Agreement for initial grants for non-employee directors under the iBio 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.24†

Form of Non- Qualified Stock Option Agreement for non-employee consultants under the iBio 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.25†

Form of Non-Qualified Stock Option Agreement for annual grants for non-employee directors under the iBio 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.26†

Form of Non-Qualified Stock Option Agreement for employees under the iBio 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.27†

Form of Restricted Stock Unit Award Agreement for employees under the iBio 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.28†

Form of Incentive Stock Option Agreement for employees under the iBio 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.29†

Form of Incentive Stock Option Agreement for officers under the iBio 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 2024 – File No. 001-35023)

10.30†

Amended and Restated Employment Agreement, dated as of July 23, 2024, effective as of July 1, 2024, by and between the Company and Martin Brenner (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2024 – File No.001-35023)

10.31

Exclusive License Agreement, dated December 31, 2024, by and between iBio, Inc. and AstralBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 2, 2025 – File No.001-35023)

10.32

Form of Securities Purchase Agreement, dated January 10, 2025, by and between the Company and the purchasers listed on the signature page thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2025 – File No.001-35023)

10.33++

Exclusive License Agreement, dated April 21, 2025, by and between iBio, Inc. and AstralBio, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2025 – File No.001-35023)

10.34†++

Amended and Restated Employment Agreement, dated September 3, 2024, effective as of July 1, 2025, by and between the Company and Felipe Duran (incorporated herein by reference to Exhibit 10.81 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 5, 2025 -  File No. 001-35023)

10.35†++

Amended and Restated Employment Agreement, dated September 3, 2024, effective as of July 1, 2025, by and between the Company and Marc Banjak (incorporated herein by reference to Exhibit 10.82 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 5, 2025 -  File No. 001-35023)

10.36

Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026 – File No. 001-35023)

10.37

Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 12, 2026 – File No. 001-35023)

10.38†++

Employment Agreement, dated July 31, 2026, by and between iBio, Inc. and Molly Carr, MD (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2026 – File No. 001-35023)

10.39*++	Assignment and Exclusive License Agreement, dated August 27, 2026, by and between iBio, Inc. and AstralBio, Inc.

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

iBio, Inc.
(Registrant)

Dated: August 28, 2026	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer

/s/ Felipe Duran
Felipe Duran Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Martin Brenner	Chief Executive Officer and	August 28, 2026
Martin Brenner	Chief Scientific Officer (Principal Executive Officer)

/s/ Felipe Duran	Chief Financial Officer	August 28, 2026
Felipe Duran	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ David Arkowitz	Director	August 28, 2026
David Arkowitz

/s/William Clark	Chairman of the Board	August 28, 2026
William Clark

/s/Alexandra Kropotova	Director	August 28, 2026
Alexandra Kropotova

/s/ António Parada	Director	August 28, 2026
António Parada

/s/Gary Sender	Director	August 28, 2026
Gary Sender

/s/Elizabeth Stoner	Director	August 28, 2026
Elizabeth Stoner

Annual Financial Statements

iBio, Inc.

Financial Statement Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of iBio, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of iBio, Inc. and Subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two year period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

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

Impairment of Indefinite-Lived Asset IBIO-101

As disclosed in Notes 5 and 11 to the consolidated financial statements, the Company acquired the IBIO-101 indefinite-lived intangible asset in connection with the RubrYc stock purchase and asset acquisition. During the year ended June 30, 2026, the Company recorded impairment charges totaling $5.0 million, consisting of approximately $2.5 million during the three-month period ended December 31, 2025 and the remaining $2.5 million during the three-month period ended March 31, 2026, reducing the carrying value of the asset to $0 as of June 30, 2026 (June 30, 2025: $5.0 million).

The Company estimated the fair value of the asset using an income approach (Multi-Period Excess Earnings Method). That estimate depended on significant management assumptions, including projected future revenue, future development costs, the probability of technical and regulatory success across development phases, projected post-launch cash flows, and the discount rate. Changes in these assumptions could have a significant effect on the estimated fair value and the amount of the impairment charge.

We identified the impairment of IBIO-101 as a critical audit matter because auditing management's fair value estimate involved especially challenging, subjective, and complex auditor judgment, including the involvement of professionals with specialized valuation skill, given the sensitivity of the estimate to the underlying assumptions.

How the Critical Audit Matter was addressed in the Audit

Our audit procedures related to the impairment of IBIO-101 included, among others:

●	We evaluated management's process for developing the fair value estimate, including the appropriateness of the valuation method and the reasonableness of the significant assumptions used in the prospective financial information (future revenue, future development costs, probability of success across development phases, and post-launch cash flows), by comparing those assumptions to external market data and comparable industry and guideline public company data.
●	We involved our valuation specialists to assist in evaluating the Company's valuation methodology and significant assumptions, including the Multi-Period Excess Earnings Method, market capitalization, and the discount rate or weighted average cost of capital, and to perform sensitivity analyses over the significant assumptions, including the timing of the projected upfront payment.
●	We evaluated the competency, capabilities, and objectivity of the third-party valuation specialist engaged by management.

/s/ GRASSI & Co., CPAs, P.C.

We have served as the Company’s auditor since 2024.

Jericho, New York

August 27, 2026

iBio, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, except share and per share amounts)

	June 30,	June 30,
	2026	2025

Assets
Current assets:
Cash and cash equivalents	$56,395	$8,582
Accounts receivable - trade, net of allowance for credit losses of $65 and $0 as of June 30, 2026 and June 30, 2025, respectively	—	—
Investments in debt securities (adjusted cost $31,689 and $0 as of June 30, 2026 and June 30, 2025, respectively - see Note 6)	31,644	—
Subscription receivable	—	105
Promissory note receivable and accrued interest	1,104	—
Prepaid expenses and other current assets	3,078	1,034
Total Current Assets	92,221	9,721

Restricted cash	228	210
Promissory note receivable and accrued interest	—	1,098
Finance lease right-of-use assets, net of accumulated amortization	—	68
Operating lease right-of-use asset, net of accumulated amortization	1,667	2,051
Fixed assets, net of accumulated depreciation	3,086	3,163
Intangible assets, net of accumulated amortization	1,825	6,848
Prepaid expenses - noncurrent	73	—
Security deposits	10	26
Total Assets	$99,110	$23,185

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,423	$2,188
Accrued expenses	5,626	1,345
Finance lease obligations	—	53
Operating lease obligation - current portion	546	490
Equipment financing payable - current portion	—	64
Term promissory note	—	766
Contract liabilities	1,150	1,200
Total Current Liabilities	11,745	6,106

Operating lease obligation - net of current portion	1,652	2,199
Total Liabilities	13,397	8,305

Stockholders' Equity
Preferred Stock - $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding (see Note 16)	—	—
Common Stock - $0.001 par value; 275,000,000 shares authorized; 55,698,561 and 19,349,201 shares issued and outstanding as of June 30, 2026 and June 30, 2025, respectively	56	19
Additional paid-in capital	450,970	347,085
Accumulated other comprehensive loss	(45)	—
Accumulated deficit	(365,268)	(332,224)
Total Stockholders’ Equity	85,713	14,880
Total Liabilities and Stockholders' Equity	$99,110	$23,185

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, except per share amounts)

	Year Ended
	June 30,
	2026	2025

Revenue	$100	$400

Operating expenses:
Research and development	19,643	8,312
General and administrative	10,595	10,690
Impairment of indefinite-lived intangible asset	5,003	—
Total operating expenses	35,241	19,002

Operating loss	(35,141)	(18,602)

Other income (expense):
Interest income	2,150	437
Interest expense	(53)	(212)
Total other income	2,097	225

Net loss before income taxes	(33,044)	(18,377)

Income tax expense	—	—

Net loss	$(33,044)	$(18,377)

Comprehensive loss:
Net loss	$(33,044)	$(18,377)
Other comprehensive loss - unrealized loss on debt securities	(45)	—

Comprehensive loss	$(33,089)	$(18,377)

Loss per common share - basic and diluted	$(0.32)	$(1.75)

Weighted-average common shares outstanding - basic and diluted - see Note 17	104,060	10,499

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Years Ended June 30, 2026 and 2025

(In Thousands)

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of July 1, 2024	—	$—	8,624	$9	$335,162	$—	$(313,847)	$21,324

Common stock issued	—	—	4,744	4	3,642	—	—	3,646
Exercise of stock options	—	—	73	*	130	—	—	130
Vesting of RSUs	—	—	35	*	—	—	—	—
Share-based compensation	—	—	—	—	1,530	—	—	1,530
AstralBio Exclusive License Agreement shares issued	—	—	246	*	750	—	—	750
Warrant Inducement Transaction	—	—	5,627	6	5,871		—	5,877
Net loss	—	—	—	—	—	—	(18,377)	(18,377)
Balance as of June 30, 2025	—	—	19,349	19	347,085	—	(332,224)	14,880

Common stock issued	—	—	36,349	37	17,972	—	—	18,009
Vesting of RSUs	—	—	*	*	*	—	—	*
Share-based compensation	—	—	—	—	1,373	—	—	1,373
Issuance of pre-funded warrants	—	—	—	—	84,540	—	—	84,540
Unrealized loss on available-for-sale debt securities	—	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	—	(33,044)	(33,044)
Balance as of June 30, 2026	—	$—	55,698	$56	$450,970	$(45)	$(365,268)	$85,713

* Represents amount less than 0.5 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(33,044)	$(18,377)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	1,373	1,530
Amortization of intangible assets	20	20
Amortization of finance lease right-of-use assets	68	271
Amortization of operating lease right-of-use assets	384	351
Depreciation of fixed assets	558	484
Accrued interest receivable on promissory note receivable	(80)	(62)
Amortization of premiums/(accretion of discounts) on debt securities, net	(194)	—
Provision for credit losses	65	—
Impairment of fixed assets	107	—
Impairment of intangible assets	5,003	—
Changes in operating assets and liabilities:
Accounts receivable - trade	(65)	—
Prepaid expenses and other current assets	(2,153)	(408)
Prepaid expenses - noncurrent	(73)	—
Security deposit	16	—
Accounts payable	2,223	1,831
Accrued expenses	3,114	(758)
Operating lease obligations	(490)	(436)
Contract liabilities	(50)	250
Net cash used in operating activities	(23,218)	(15,304)

Cash flows from investing activities:
Purchases of debt securities	(42,296)	—
Redemption of debt securities	10,800	—
Payment received for interest and principal on promissory note receivable	75	758
Purchases of fixed assets	(578)	(16)
Net cash (used in) provided by investing activities	(31,999)	742

Cash flows from financing activities:
Proceeds from sales of common stock	3,529	3,541
Proceeds from sales of pre-funded warrants	72,682	—
Proceeds from the exercise of warrants for pre-funded warrants	18,076	—
Proceeds from the exercise of warrants for common stock	15,290	—
Payments made for costs to acquire capital	(5,860)	(294)
Proceeds from Warrant Inducement Transaction	—	6,246
Proceeds from the exercise of stock options	—	131
Subscription receivable	105	—
Payment of equipment financing loan	(64)	(178)
Payment of term promissory note	(657)	(218)
Payment of finance lease obligation	(53)	(299)
Net cash provided by financing activities	103,048	8,929

Net increase (decrease) in cash, cash equivalents and restricted cash	47,831	(5,633)
Cash, cash equivalents and restricted cash - beginning	8,792	14,425
Cash, cash equivalents and restricted cash - end	$56,623	$8,792

The accompanying notes are an integral part of these consolidated financial statements.

iBio, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended
	June 30,
	2026	2025
Schedule of non-cash activities:
Costs to raise capital included in accrued expenses	$1,173	$50
Reserves related to term promissory note included in prepaid expenses	$(109)	$—
Unrealized loss on available-for-sale debt securities	$45	$—
Unpaid fixed assets included in accounts payable	$11	$—
Indefinite-lived intangible asset addition	$—	$1,500
Shares issued to AstralBio for license fee	$—	$(750)
Credit provided by AstralBio	$—	$(750)
Subscription receivable	$—	$105
Costs to raise capital paid directly from gross proceeds	$—	$81

Supplemental cash flow information:
Cash paid during the year for interest	$72	$212

The accompanying notes are an integral part of these consolidated financial statements.

1.    Nature of Business

iBio, Inc. (the “Company” or “iBio”) is a clinical-staged biotechnology company leveraging the power of Artificial Intelligence (“AI”) for the development of hard-to-drug precision antibodies for obesity, cardiometabolic and cardiopulmonary diseases. The core mission is to harness the potential of AI and machine learning (“ML”) to unveil novel biologics which other scientists have been unable to develop. Through the Company’s innovative AI Drug Discovery Platform, it have been able to identify differentiated molecules aimed at addressing unmet needs by current approved therapies.

The Company believes the future treatment for obesity lies not just in overall weight loss, but in the quality, durability, and tolerability of weight loss. Current interventional therapies, such as glucagon-like peptide-1 (“GLP-1”) receptor agonists have ushered in a breakthrough era, yet challenges remain: muscle loss, fat regain after treatment cessation, and long-term tolerability. The Company is developing next-generation therapies being designed with the goal of meeting these unmet needs, by leveraging AI-guided antibody design, advanced screening technologies and deep expertise in biologics development. The Company’s strategy is built on multiple key principles. First, the Company aims to develop next-generation antibody therapeutics addressing limitations of currently approved treatments, offering options with the potential to preserve muscle mass, target fat selectively, and provide durable weight loss with improved tolerability. Second, the Company is prioritizing targets with strong human genetic and clinical validation, which it believes both reduces translational risk and increases the likelihood of clinical success. Third, the Company is evaluating opportunities in adjacent obesity-related indications, including cardiometabolic and cardiopulmonary conditions such as pulmonary hypertension due to heart failure with preserved ejection fraction (“PH-HFpEF”).  Lastly, the Company is applying its integrated AI Drug Discovery Platform and deep scientific expertise to rapidly generate and advance development-ready biologics, enabling us to move with speed and precision in a competitive and fast-evolving field. Obesity is associated with a broad range of cardiometabolic and cardiopulmonary complications, therefore, the Company is also evaluating selected adjacent indications where its AI Drug Discovery Platform and target biology may offer differentiated therapeutic opportunities. IBIO-600 is currently in clinical development, while the Company’s other product candidates are in preclinical development. The Company has not completed any clinical trials in humans for any therapeutic protein product candidate produced using our technology, and there is a risk that the Company will be unsuccessful in developing or commercializing any product candidates. Following Clinical Trial Notification (“CTN”) acknowledgement from Australia’s Therapeutic Goods Administration (“TGA”) and ethics approval from a Human Research Ethics Committee (“HREC”), the Company initiated a Phase 1 clinical trial of IBIO-600 in Australia and dosed the first participant in June 2026, marking the Company’s transition to a clinical-stage company and represented the first molecule generated using the Company’s AI Drug Discovery Platform to advance into clinical development. To date, the Phase 1 clinical trial of IBIO-600 in Australia has enrolled 31 participants in the first four cohorts. In parallel, the Company has accelerated the development of IBIO-610, a potentially first-in-class, long-acting antibody designed to inhibit Activin E, and the Company anticipates commencing first-in-human clinical trials in the first half of calendar year 2027. The Company is also advancing additional preclinical programs, including IBIO-800, a myostatin × Activin A bispecific antibody being evaluated for potential use in PH-HFpEF.

The Company’s current product candidate pipeline is set forth below.

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

Liquidity

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

The Company has incurred net losses and generated negative cash flows from operations for many years. For the year ended June 30, 2026, the Company incurred a net loss of approximately $33.0 million and had negative cash flows from operations of approximately $23.2 million. Historically, the Company’s liquidity needs have been met by the sale and issuances of common shares including the issuances of common shares through the exercise of warrants. As of June 30, 2026, iBio had total current assets of approximately $92.2 million, of which approximately $56.4 million was cash and cash equivalents and approximately $31.6 million was investments in debt securities. As of June 30, 2026, the Company has an operating capital deficit of $23.2 million which compares to the $15.3 million operating capital deficit it maintained as of June 30, 2025.

The history of significant losses, the negative cash flow from operations, and the dependence by the Company on its ability to obtain additional financing to fund its operations in the past raised substantial doubt about the Company's ability to continue as a going concern. In August 2025, the Company closed an underwritten public offering raising gross proceeds of approximately $50 million and in January 2026, the Company raised gross proceeds of approximately $26 million in a private placement. Additionally, the Company received gross proceeds of approximately $33.4 million from the exercise of warrants during the year ended June 30, 2026. Based on the total cash and cash equivalents, and investments in debt securities of approximately $88 million at June 30, 2026, the Company believes that its current cash position is sufficient to fund its operations for at least 12 months from the date of filing this Annual Report on Form 10-K for the year ended June 30, 2026 (the “Annual Report”).

3.    Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include liquidity assertions, the valuation of intellectual property, the incremental borrowing rate utilized in the finance and operating lease calculations, legal and contractual contingencies, the valuation of the pre-funded warrants issued to related to the extinguishment of a secured term loan, the valuation of the warrant issued as partial consideration related to a purchase and sales agreement, and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for credit losses. The Company provides for allowances for credit losses based on its estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. The Company held an allowance for credit losses of approximately $65,000 and $0 at June 30, 2026 and 2025, respectively. The Company had accounts receivable of $0 at June 30, 2024.

Subscription Receivable

The Company accounts for any subscription receivable as a current asset. Subscription receivables represent funds related to the sale of Common Stock in which the funds have not yet been delivered to the Company. The funds are generally held in escrow on behalf of the Company and are delivered within a few days.

Revenue Recognition

The Company accounts for its revenue recognition under Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers” (“ASC 606). A contract with a customer exists only when: (i) the parties to the contract have approved it and are committed to perform their respective obligations, (ii) the Company can identify each party’s rights regarding the distinct goods or services to be transferred (“performance obligations”), (iii) the Company can determine the transaction price for the goods or services to be transferred, (iv) the contract has commercial substance and (v) it is probable that the Company will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. The Company recognizes revenue when it satisfies its performance obligations by transferring control of a promised good or service to the customer. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At June 30, 2026 and 2025, the Company had no credit loss provisions.

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

For the year ended June 30, 2026, revenue in the amount of $100,000 was recognized for services provided to a collaborative partner. For the year ended June 30, 2025, revenue in the amount of $400,000 was recognized for services provided to a collaborative partner.

Contract Assets

A contract asset is an entity's right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At both June 30, 2026 and 2025, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives a prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At June 30, 2026 and 2025 and 2024, contract liabilities were $1,150,000, $1,200,000 and $200,000, respectively. The Company recognized revenue of $50,000 in the year ended June 30, 2026 that was included in the contract liabilities balance as of June 30, 2025. The Company recognized revenue of $200,000 in 2025 that was included in the contract liabilities balance as of June 30, 2024.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers money market funds and other highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Restricted cash consists of a letter of credit obtained related to the San Diego operating lease (see Note 15 – Operating Lease Obligations) and a Company purchasing card. The Company’s bank requires an additional 5% collateral held above the actual letters of credit issued for the San Diego lease and Company purchasing card.

The following table summarizes the components of total cash, cash equivalents and restricted cash in the consolidated statements of cash flows (in thousands):

	June 30,	June 30,
	2026	2025
Cash and cash equivalents	$56,395	$8,582
Collateral held for letter of credit - San Diego lease	203	203
Collateral held for Company purchasing card	25	7
Total cash, cash equivalents and restricted cash	$56,623	$8,792

Investments in Debt Securities

Investments in debt securities, which consist of government issued treasury bills, treasury notes, government sponsored discount notes, corporate bonds, and certificates of deposits are classified as available-for-sale. These debt securities are classified as available-for-sale securities at the time of purchase as they represent funds readily available for current operations, and the Company has the ability to liquidate them at any time to meet operating cash needs, if necessary. Discounts and premiums paid when the debt securities are acquired are accreted/amortized to interest income over the terms of the debt securities.

Available-for-sale debt securities are recorded at fair value based on publicly available market information, with changes in fair value recognized as unrealized gains or losses in accumulated other comprehensive income. For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether a current expected credit loss exists based on publicly available market information. Expected credit losses are recorded in other income (expense) on the consolidated statements of operations and comprehensive loss. There were no credit losses on available-for-sale debt securities recognized for the fiscal years ended June 30, 2026 and June 30, 2025.

Research and Development

Internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.

Finance Lease Right-of-Use (“ROU”) Assets

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

During the year ended June 30, 2026, the Company identified certain laboratory equipment that would no longer be utilized. The Company estimated the fair value of the laboratory equipment based on quotes from prospective buyers and comparable assets available in the marketplace. The estimated fair value of the laboratory equipment was lower than the carrying value of the laboratory equipment indicating an impairment. Depreciation ceased on the laboratory equipment identified and an impairment charge of approximately $107,000 was recorded in research and development expenses for the year ended June 30, 2026. No impairments of fixed assets were identified in the year ended June 30, 2025.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. The Company has no liability for uncertain tax positions as of June 30, 2026 and 2025. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as income tax expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the fiscal years ended June 30, 2026 and 2025.

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in four financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At June 30, 2026, amounts in excess of insured limits were approximately $8,737,000, of which approximately $8,101,000 related to certificates of deposits reported as investments in debt securities on the consolidated balance sheet. At June 30, 2025, amounts in excess of insured limits were approximately $2,177,000.

Revenue

During the fiscal year ended June 30, 2026, the Company reported revenue for services provided to one research collaborator. During the fiscal year ended June 30, 2025, the Company reported revenue from one research collaborator.

Segment Reporting

The Company accounts for segments under ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”).

The Company operates as one reportable segment, which is that of a biotechnology company leveraging AI and ML for the development of hard-to-drug precision antibodies. The Company’s chief operating decision maker (the “CODM”) has been identified as the Chief Executive Officer (“CEO”), who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The CODM uses expected research and development study costs; cash, cash equivalents and investments in debt securities balances; operating losses; and budget projections to assess financial performance and allocate resources. Since the Company operates in one segment, all financial information required by Segment Reporting can be found in the accompanying consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. This ASU applies to all entities subject to income taxes. This ASU is effective beginning with the Company’s 2026 fiscal year annual reporting period. The adoption of ASU 2023-09 did not have a significant impact on the Company’s consolidated financial statements but expanded the disclosures required. See Note 19 – Income Taxes for newly required expanded disclosures.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement: Reporting Comprehensive Income— Expense Disaggregation Disclosures,” which requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This ASU is effective for fiscal years beginning after December 15, 2026 (fiscal year beginning July 1, 2027 for the Company) and for interim periods within fiscal years beginning after December 15, 2027 (quarter ended September 30, 2028 for the Company). Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

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

4.    Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, subscription receivable, accounts receivable, and accounts payable in the Company’s consolidated balance sheets approximated their fair values as of June 30, 2026 and 2025 due to their short-term nature. The carrying value of the promissory note receivable, term promissory note, equipment financing payable and finance lease obligations approximated fair value as of June 30, 2026 and 2025 as the interest rates related to the financial instruments approximated market.

The Company accounts for its investments in debt securities at fair value using Level 1 and Level 2 inputs (see Note 6 – Investments in Debt Securities for additional information). The following provides a description of the three levels of inputs that may be used to measure fair value under the standard, the types of plan investments that fall under each category, and the valuation methodologies used to measure these investments at fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Quoted prices for similar assets and liabilities in active markets or inputs that are observable.
●	Level 3 – Inputs that are unobservable (for example, cash flow modeling inputs based on assumptions).

The Company's Level 2 investments, which consist of certificates of deposit, corporate debt securities, and money market/cash-equivalent instruments, are valued using a market approach based on observable inputs obtained from a third-party pricing service. These inputs include quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, benchmark yields, reported trades, and other observable market-corroborated data. The Company did not adjust the prices obtained from the pricing service. There were no transfers between levels of the fair value hierarchy during the periods presented.

Assets measured at fair value on a recurring basis are as follows (in thousands):

	June 30, 2026
	Fair Value Hierarchy

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Cash equivalents (1)	$6,306	$1,000	$—	$7,306
U.S. Government agency securities	20,371			20,371
Certificates of deposits		8,986		8,986
Corporate debt securities		2,287		2,287
Total financial assets	$26,677	$12,273	$—	$38,950

(1) Cash equivalents include short-term investments in U.S. Government agency issued securities (Level 1) and certificates of deposits (Level 2).

The Company did not hold investments in debt securities at June 30, 2025.

5. Significant Transactions

AstralBio License Agreements

Exclusive License Agreement (Myostatin Target): As a result of a collaboration between the Company and AstralBio, Inc. (“AstralBio”), on December 31, 2024, the Company exercised its first option and entered into an exclusive agreement related to myostatin (the “Myostatin License Agreement”) with AstralBio, pursuant to which AstralBio licensed to the Company, on a worldwide exclusive basis and with the right to grant sublicenses, the AstralBio Licensed Patents (as defined in the Myostatin License Agreement) and AstralBio Licensed Know-How (as defined in the Myostatin License Agreement) to develop, manufacture and commercialize and otherwise exploit any product directed to growth differentiation factor 8 (“GDF8”) (myostatin) that contains the licensed antibody targeting myostatin, now named IBIO-600, for research, diagnosis, treatment, prevention, or management of any disease or medical condition. (See Note 11 – Intangible Assets for additional information.) The Company is solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-600 in its discretion, subject to the terms of the License Agreement, and for all costs for all activities related to the development, manufacture and commercialization of IBIO-600 worldwide. IBIO-600 was identified by AstralBio using iBio’s proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.

In consideration for the rights and licenses granted by AstralBio to the Company in the Myostatin License Agreement, the Company paid AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days of the effective date of the Myostatin License Agreement, which was paid by issuing AstralBio 246,087 shares of the Company’s Common Stock on January 28, 2025 and (ii) upon the occurrence of specified developmental and commercial milestones, milestone payments of up to a total of $28 million, which can be paid by cash or, provided the Company remains listed on a national stock exchange at the time of the payment, by issuing shares of the Company’s Common Stock, subject to approval of the issuance of any such shares by a national stock exchange at the time of the payment, and provided, however, in no event shall AstralBio be issued, pursuant to the Myostatin License Agreement, more than 19.9% of the total number of shares of the Company’s Common Stock as of the date of entering into the Myostatin License Agreement. In the event the Company sublicenses IBIO-600 or a product that includes IBIO-600, the Company will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

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

Affiliates of Eastern Capital Limited

On November 1, 2021, the Company and its subsidiary, iBio CDMO LLC (“iBio CDMO”, and collectively with the Company, the “Purchaser”) entered into a series of agreements (the “Transaction”) with College Station Investors LLC (“College Station”), and Bryan Capital Investors LLC (“Bryan Capital” and, collectively with College Station, “Seller”), each affiliates of Eastern Capital Limited (“Eastern,” a former significant stockholder of the Company) whereby in exchange for a certain cash payment and a warrant the Company:

(i)	acquired both the manufacturing facility (the “Facility”) where iBio CDMO at that time conducted business and also the rights as the tenant in the Facility’s ground lease;
(ii)	acquired all of the equity owned by one of the affiliates of Eastern in the Company and iBio CDMO; and
(iii)	otherwise terminated all agreements between the Company and the affiliates of Eastern.

The Facility was a life sciences building located on land owned by the Board of Regents of the Texas A&M University System (“Texas A&M”) and was designed and equipped for the manufacture of plant-made biopharmaceuticals. iBio CDMO had held a sublease for the Facility through 2050, subject to extension until 2060 (the “Sublease”) until the consummation of the sale of the Facility.

The Purchase and Sale Agreement

On November 1, 2021, the Purchaser entered into a purchase and sale agreement (the “PSA”) with the Seller pursuant to which: (i) the Seller sold to Purchaser all of its rights, title and interest as the tenant in the ground lease that it entered into with Texas A&M (the “Ground Lease”) related to the land at which the Facility is located together with all improvements pertaining thereto (the “Ground Lease Property”). The total purchase price for the Ground Lease Property, the termination of the Sublease and other agreements among the parties, and the equity described below was $28,750,000, which was paid $28,000,000 in cash and by the issuance to Seller of warrants (the “Warrant”) described below.

In the fiscal year ended June 30, 2024, the assets acquired were sold and the Ground Lease was terminated.

The Credit Agreement

In connection with the PSA, iBio CDMO entered into a Credit Agreement, dated November 1, 2021, with Woodforest National Bank (“Woodforest”) (the “Credit Agreement”) pursuant to which Woodforest provided iBio CDMO a $22,375,000 secured term loan to purchase the Facility (the “Term Loan”), which Term Loan was evidenced by a term note (the “Term Note”). The Term Loan was advanced in full on the closing date. See Note 16 – Stockholders’ Equity for additional information.

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
$7,500,000

On September 16, 2022, the Company entered an asset purchase agreement with RubrYc (the “Asset Purchase Agreement”) pursuant to which it acquired substantially all of the assets of RubrYc. The Company issued 5,117 shares of Common Stock to RubrYc with an approximate market value of $1,000,000 (the “Closing Shares”). Pursuant to the Asset Purchase Agreement, the shares were subject to an initial lockup period and the estimated fair value was calculated as $650,000. The Company also agreed to make potential additional payments of up to $5,000,000 upon the achievement of specified developmental milestones on or before the fifth anniversary of the closing date, payable in cash or shares of Common Stock, at the Company’s option. In addition, the Company had advanced RubrYc $484,000 to support their operation costs during the negotiation period and incurred transaction costs totaling $208,000, which were also capitalized as part of the assets acquired. The assets acquired include the patented AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to five preclinical assets plus a PD-1 agonist. The

Asset Purchase Agreement contained representations, warranties and covenants of RubrYc and the Company. The acquisition closed on September 19, 2022 after receipt of approval of the NYSE American.

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

RubrYc Developmental Milestone

Under the Asset Purchase Agreement, the Company agreed to make potential additional payments of up to $5,000,000 upon the achievement of specified developmental milestones on or before the fifth anniversary of the closing date, payable in cash or shares of Common Stock, at the Company’s option. At each reporting date, the Company re-evaluates the probability of achievement of each potential development milestone. Upon probable achievement of each potential milestone, the Company records a liability.

During the fourth quarter of fiscal year 2026, the Company achieved one of the specified developmental milestones and recorded a $2.5 million charge in research and development expenses and a corresponding accrued liability (see Note 12 – Accrued Expenses). The Company has the option to pay the potential additional development milestone payment in cash or in shares of the Company’s Common Stock.

See Note 22 – Subsequent Events for additional information.

6. Investments in Debt Securities

Investments in debt securities consist of AA and A rated government issued treasury bills, treasury notes, government sponsored discount notes, corporate bonds, and certificates of deposits bearing interest at rates from 3.55% to 4.34% with maturities from September 2026 to May 2029. The components of investments in debt securities are as follows (in thousands):

	June 30,	June 30,
	2026	2025
Adjusted cost	$31,689	$—
Net unrealized losses	(45)	—
Fair value	$31,644	$—

The fair value of available-for-sale debt securities, by contractual maturity, as of June 30, 2026, was as follows (in thousands):

Fiscal year ending on June 30:	Fair Value
2027	$26,982
2028	3,739
2029	923
$31,644

Net accretion of discounts on the debt securities purchased amounted to approximately $194,000 for the year ended June 30, 2026. There was no amortization of premiums or accretion of discounts on debt securities for year ended June 30, 2025. There were no credit losses or impairment on available-for-sale debt securities recognized for the year ended June 30, 2026 or the year ended June 30, 2025. See Note 3 - Summary of Significant Accounting Policies for additional information.

7. Promissory Note Receivable

On June 19, 2023, the Company was issued a promissory note (the “Note”) by Safi Biotherapeutics, Inc. (“Safi”) in the principal amount of $1,500,000, which was issued in exchange for the convertible promissory note (the “Convertible Note”) issued by the Company to Safi on October 1, 2020. The Note originally had a maturity date of two (2) years from the date of issuance and can be extended by the mutual consent of the Company and Safi for two (2) additional one (1) year terms upon the payment of all accrued interest accrued through the date of such extension. In addition, the outstanding balance under the Note, or portions thereof, is due within a specified number of days after the receipt by Safi in a closing of specified financing milestones as more detailed in the Note. The Note bears interest at the rate of 5% per annum and will increase to 7% for the first one (1) year extension and 9% for the second one (1) year extension. Upon the issuance of the Note, the Convertible Note, which bore interest at the rate of 5% per annum and had a maturity date of October 1, 2023, was voided.

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

On May 7, 2026, the Company entered into a letter agreement with Safi, pursuant to which the Company and Safi agreed to a second extension of the maturity date of the Note to June 19, 2027. Safi paid the Company approximately $75,000 for all accrued interest through the date of the second extension in accordance with the terms of the Note. Under the terms of the Note, the maturity date may not be extended further. Accordingly, the Note is classified as a current asset at June 30, 2026.

For the fiscal years ended June 30, 2026 and 2025, interest income amounted to approximately $80,000 and $62,000, respectively. At June 30, 2026, the Note balance and accrued interest of approximately $1,104,000 is reported as a current asset. At June 30, 2025, the Note balance and accrued interest of approximately $1,098,000 was reported in noncurrent assets.

8.    Finance Lease ROU Assets

The Company assumed three equipment leases as part of the RubrYc asset acquisition (see Note 5 – Significant Transactions). During the first quarter of fiscal year 2026, the Company returned one leased asset and purchased one of the leased assets. The Company purchased the remaining leased asset during the second quarter of fiscal year 2026.

The following table summarizes by category the gross carrying value and accumulated amortization of finance lease ROU (in thousands):

	June 30,	June 30,
	2026	2025
ROU - Equipment	$—	$814
Accumulated amortization	—	(746)
Net finance lease ROU assets	$—	$68

Amortization expense of finance lease ROU assets was approximately $68,000 and $271,000 for the fiscal years ended June 30, 2026 and 2025, respectively.

9.    Operating Lease ROU Assets

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California (the “San Diego Lease”). Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000. The net carrying amount of this ROU operating lease asset was approximately $1,667,000 and $2,051,000 at June 30, 2026 and 2025, respectively. See Note 15 - Operating Lease Obligations for additional information.

10.    Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	June 30,	June 30,
	2026	2025

Building and improvements	$695	$695
Machinery and equipment	3,851	3,545
Office equipment and software	569	418
Construction in progress	24	—
	5,139	4,658
Accumulated depreciation	(2,053)	(1,495)
Net fixed assets	$3,086	$3,163

Depreciation expense was approximately $558,000 and $484,000 for the fiscal years ended June 30, 2026 and 2025, respectively.

In the fiscal year ended June 30, 2026, an impairment charge of approximately $107,000 was recorded in research and development expenses. (See Note 3 – Summary of Significant Accounting Policies for additional information.) No impairments of fixed assets were identified in the year ended June 30, 2025.

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

On September 16, 2022, the Company entered into an Asset Purchase Agreement with RubrYc pursuant to which it acquired substantially all of the assets of RubrYc. The assets acquired included the patented AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to five preclinical assets plus a PD-1 agonist.

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

Initiated during second quarter of fiscal year 2026, the Company actively marketed and identified potential partners for IBIO-101 and the other oncology programs acquired from RubrYc due to the Company’s therapeutic focus shift to precision antibodies in the cardiometabolic and obesity space. The market data collected indicated the full carrying value of IBIO-101 may not be recoverable. Accordingly, the Company engaged a third party to perform a valuation and concluded the fair value to be approximately $2.5 million and recorded an impairment of indefinite-lived intangible asset expense of approximately $2.5 million in the second quarter of fiscal year 2026.

During the third quarter of fiscal year 2026, the Company ceased its marketing efforts due to lack of strategic interest, and with the Company’s focus on the development of hard-to-drug precision antibodies for obesity, cardiometabolic, and cardiopulmonary diseases, the Company fully impaired the remaining $2.5 million value of the IBIO-101 asset. The Company recorded an impairment of indefinite-lived intangible asset expense of approximately $2.5 million.

Total impairment of indefinite-lived intangible asset charges for fiscal year 2026 were $5.0 million. No impairments of indefinite-lived intangible assets were recorded in fiscal year 2025.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30,				June 30,
	2025	Amortization	Additions	Impairments	2026
Intellectual property – gross carrying value	$400	$—	$—	$—	$400
Intellectual property – accumulated amortization	(55)	(20)	—	—	(75)
Total definite lived intangible assets	345	(20)	—	—	325

Intellectual property – indefinite lived	5,003	—	—	(5,003)	—
Licenses – indefinite lived	1,500	—	—	—	1,500

Total net intangibles	$6,848	$(20)	$—	$(5,003)	$1,825

Amortization expense was approximately $20,000 for both of the fiscal years ended June 30, 2026 and 2025. The weighted-average remaining life for intellectual property on June 30, 2026 was approximately 16.3 years. The estimated annual amortization expense for the next five years and thereafter is as follows (in thousands):

For the Year Ended June 30,
2027	$20
2028	20
2029	20
2030	20
2031	20
Thereafter	225
Total	$325

12.    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	June 30,
	2026	2025
R&D milestone (see Note 5 - Significant Transactions)	$2,500	$—
Personnel related costs	1,349	876
Costs to raise capital (see Note 16 - Stockholders’ Equity)	1,173	50
Professional fees	399	308
Other accrued expenses	205	111
Total accrued expenses	$5,626	$1,345

13.   Debt

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research and development laboratory space. The financing was payable in monthly installments of $16,230 through October 2025. Interest incurred under the financing for the fiscal years ended June 30, 2026 and June 30, 2025 totaled approximately $1,000 and $17,000, respectively. At June 30, 2026, the balance owed under the financing was $0 and the Company has no further obligation outstanding under the lease agreement. At June 30, 2025, the balance owed under the financing was approximately $64,000.

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

The financing was payable in monthly installments of $30,710 through December 2025 and a balloon payment of approximately $652,000 in January 2026, which included approximately $9,000 of interest. The Company paid the remaining balance owed under the 2024 Term Note in full in December 2025, prior to the end of the financing term without incurring a pre-payment penalty. Accordingly, the balance owed under the 2024 Term Note was $0 at June 30, 2026. The balance owed under the 2024 Term Note at June 30, 2025 was approximately $766,000. Interest incurred for the fiscal years ended June 30, 2026 and June 30, 2025 totaled approximately $70,000 and $151,000, respectively.

14.    Finance Lease Obligations

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

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025
Finance lease cost:
Amortization of ROU assets	$68	$271
Interest on lease liabilities	1	21
Total lease cost	$69	$292

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$53	$299

	June 30,		June 30,
	2026		2025
Finance lease ROU assets	$—		$68
Finance lease obligation - current portion	$—		$53
Finance lease obligation - noncurrent portion	$—		$—
Weighted-average remaining lease term - finance lease	—	years	0.17	years
Weighted-average discount rate - finance lease obligation	—%		9.50%

15.    Operating Lease Obligations

San Diego

On September 10, 2021, the Company entered into the San Diego Lease.  Terms of the lease include the following:

●	The length of term of the lease is 88 months from the lease commencement date (as defined).
●	The lease commencement date is September 16, 2022.
●	The monthly rent for the first year of the lease is $51,223 and increases approximately 3% per year.
●	The lease provides for a base rent abatement for months two through five in the first year of the lease.
●	The landlord is providing a tenant improvement allowance of $81,860 to be used for improvements as specified in the lease.
●	The Company is responsible for other expenses such as electric, janitorial, etc.
●	The Company opened an irrevocable letter of credit in the amount of $188,844 in favor of the landlord. The letter of credit expires on October 8, 2026 and renews annually as required.

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

The following tables present the components of lease expense and supplemental balance sheet information related to the operating lease obligation (in thousands):

	Years Ended June 30,
	2026		2025
Operating lease cost:	$563		$563
Total lease cost	$563		$563

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$563		$563
Operating cash flows from operating lease obligation	$669		$631

	June 30,		June 30,
	2026		2025
Operating lease ROU assets	$1,667		$2,051
Operating lease obligations - current portion	$546		$490
Operating lease obligations - noncurrent portion	$1,652		$2,199
Weighted average remaining lease term - operating leases	3.50	years	4.50
Weighted average discount rate - operating lease obligations	7.25%		7.25

Future minimum payments under the operating lease obligation are due as follows (in thousands):

Fiscal period ending on June 30:	Principal	Imputed Interest	Total
2027	$546	$142	$688
2028	609	100	709
2029	677	54	731
2030	366	8	374
Total minimum lease payments	2,198	$304	$2,502
Less: current portion	(546)
Long-term portion of minimum lease obligation	$1,652

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

Series 2022 Convertible Preferred Stock (“Series 2022 Preferred”)

On May 9, 2022, the Company’s Board created the Series 2022 Preferred, par value $0.001 per share, out of the Company’s one million authorized shares of preferred stock. Each share of Series 2022 Preferred was convertible at a ratio of one-for-one (1:1) into shares of Common Stock on a pre-split basis. 1,000 shares were issued in fiscal year 2022 and such shares were converted into common stock on July 19, 2022 (fiscal year 2023). No shares of Series 2022 Preferred were issued and outstanding as of June 30, 2026 and June 30, 2025.

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

A holder of the 2022 Pre-Funded Warrants and the 2022 Warrants may not exercise any portion of such holder’s 2022 Pre-Funded Warrants or the 2022 Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

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

A holder of the 2023 Pre-Funded Warrants and the Common Warrants may not exercise any portion of such holder’s 2023 Pre-Funded Warrants or the Common Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

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

The Company received net proceeds of approximately $4 million in the 2023 Offering after deducting commissions and other issuance costs. Approximately $308,000 of issuance costs are reported in accrued expenses in the consolidated balance sheet at June 30, 2026 and June 30, 2025.

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

2025 Securities Purchase Agreement

On January 10, 2025, the Company entered into a securities purchase agreement (the “2025 Purchase Agreement”) with certain of the Company’s officers and directors (the “Investors”), pursuant to which the Company issued and sold to the Investors an aggregate of 240,807 shares of Common Stock in a private placement offering (the “2025 Private Placement”) at a purchase price of $2.72 per share, the consolidated closing bid price of the Common Stock on the date of execution of the 2025 Purchase Agreement. The closing price was greater than the book value of the Common Stock on the date of the execution of the 2025 Purchase Agreement.

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

Leerink Underwritten Offering

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

A holder of the 2025 Pre-Funded Warrants, the Series G Warrants and the Series H Warrants may not exercise any portion of such holder’s 2025 Pre-Funded Warrants, Series G Warrants or Series H Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of Common Stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise.

Each 2025 Pre-Funded Warrant and the pre-funded warrants issuable upon exercise of the Series G Warrants or Series H Warrants have an exercise price per share of Common Stock equal to $0.001 and are immediately exercisable from their date of issuance for one share of Common Stock, subject to certain beneficial ownership and other limitations. The Series G Warrants and Series H Warrants are exercisable from their date of issuance and have an exercise price equal to $0.70 per share of Common Stock (or $0.699 per pre-funded warrant) and in the case of the Series G Warrants, the accompanying Series H Warrant. The Series G Warrants expired on the date that was the earlier of (i) 30 trading days following the Company’s public announcement, via a press release on a nationally recognized news wire or the filing of a Current Report on Form 8-K with the SEC, that an Investigational New Drug (an “IND”) application filed with the FDA, a CTN filed with the applicable foreign governmental body in Australia, a CTA filed with the European Medicines Agency (the “EMA”), or an equivalent submission filed with a foreign governmental body to initiate a clinical trial in any other foreign jurisdiction, has been accepted or has otherwise gone into effect, as applicable (such public filing or announcement, the “Trial Initiation Milestone”) and (ii) five years from the date of issuance. In addition, to the extent the proportion of the unexercised portion of the Series G Warrant relative to the originally issued Series G Warrant was greater than the proportion of the unexercised portion of the originally issued 2025 Pre-Funded Warrant relative to the originally issued 2025 Pre-Funded Warrant, each Series G Warrant immediately expired in proportion to the extent that the corresponding 2025 Pre-Funded Warrant held by a holder was exercised prior to the occurrence of the Trial Initiation Milestone. When issued upon exercise of the Series G Warrants, the Series H Warrants will expire on the four-year anniversary of the closing date of the 2025 Offering. The beneficial ownership limitation for the 2025 Offering cannot exceed 19.99% of the number of shares of Common Stock outstanding immediately after giving effect to the issuance of warrant shares and become unexercisable above the limitation with no alternate cash settlement.

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

The aggregate proceeds from the 2025 Offering were approximately $50 million before deducting underwriting discounts and commissions and offering expenses of approximately $3.6 million, payable by the Company in connection with the 2025 Offering. The net proceeds from the 2025 Offering of approximately $46.4 million are reported in additional paid-in capital. In addition, the Company received net proceeds of $26.3 million during fiscal year 2026 from the exercise of Series G and Series H Warrants. The Company may receive up to an aggregate of $22.1 million of additional gross proceeds if the remaining Series G Warrants and Series H Warrants are exercised in full for cash. (See Note 22 – Subsequent Events for additional information.)

On April 8, 2026, the Company issued a press release announcing (the “Public Announcement”) that it received CTN acknowledgement from Australia’s Therapeutic Goods Administration and ethics approval from a Human Research Ethics Committee, enabling the initiation of a first-in-human clinical trial of IBIO-600 in Australia. As a result of the Public Announcement, all outstanding Series G Warrants expired at 5:00 p.m. (New York City time) on May 20, 2026.

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

The offering of shares of Common Stock pursuant to the 2026 ATM Agreement will terminate upon the earlier of (i) the sale of all shares of Common Stock subject to the 2026 ATM Agreement, or (ii) termination of the 2026 ATM Agreement as permitted therein by the Company or Jefferies. No shares were sold under the 2026 ATM Agreement as of June 30, 2026.

Exercise of Stock Options

No stock options were exercised in the year ended June 30, 2026. During the year ended June 30, 2025, options to purchase 73,100 shares of Common Stock with exercise prices between $1.72 and $2.45 were exercised for which the Company received proceeds of $130,550.

Vesting of Restricted Stock Units “RSUs”

RSUs for 11 shares of Common Stock vested during the year ended June 30, 2026. No unvested RSUs remain at June 30, 2026. RSUs for 35,369 shares of Common Stock vested during the year ended June 30, 2025.

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

Wainwright

As discussed above, the Company issued various warrants with the following terms:

●2022 Pre-Funded Warrants – Immediately exercisable at an exercise price of $0.001 per share.  All of the 2022 Pre-Funded Warrants were exercised in December 2022.
●Series A Warrants – Immediately exercisable at an exercise price of $20.80 per share for a term of five years.
●Series B Warrants – Immediately exercisable at an exercise price of $20.80 per share for a term of two years. The Series B Warrants expired on December 6, 2024.
●Representative’s Warrants – Immediately exercisable at an exercise price of $26.00 per share for a term of five years.

During fiscal year 2023, 17,064 Series A Warrants and 89,059 Series B Warrants were exercised. The total proceeds from Series A Warrants and Series B Warrants exercised during the fiscal year ended June 30, 2023 was $2,207,000.

On August 4, 2023, the Company agreed to amend the exercise price with certain holders of the Series A Warrants and Series B Warrants that were acquired from the Company in the underwritten public offering that was completed in December 2022. Under the amended warrants, the Company agreed to amend existing Series A Warrants to purchase up to 173,795 shares of Common Stock and existing Series B Warrants to purchase up to 102,900 shares of Common Stock that were previously issued in December 2022 to certain investors in the public offering, with an original exercise price of $20.80 per share, to a reduced exercise price of $10.00 per share.

On December 6, 2024, all Series B Warrants that were not exercised prior to such date expired.

On April 29, 2025, the Company entered into an Inducement Agreement with Holders of certain Existing Warrants, which included Series A Warrants to purchase up to 144,230 shares of Common Stock, with an exercise price of $10.00 per share. Pursuant to the Inducement Agreement, the Holders of the Series A Warrants to purchase up to 144,230 shares of Common Stock agreed to exercise such warrants for cash, at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of Nasdaq, as of the close of trading on April 28, 2025.

No Series A Warrants were exercised during the fiscal year ended June 30, 2026.

A.G.P./Alliance Global Partners

On December 7, 2023, the Company completed the 2023 Offering. Each share of Common Stock and 2023 Pre-Funded Warrants, as applicable, was sold together with one Series C Common Warrant to purchase one share of Common Stock and one Series D Common Warrant to purchase one share of Common Stock. A total of Series C Common Warrants to purchase up to 2,250,000 shares of Common Stock and Series D Common Warrants to purchase up to 2,250,000 shares of Common Stock were issued.

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

During the fiscal year ended June 30, 2024, 2023 Pre-Funded Warrants to purchase 1,650,000 shares of Common Stock, Series C Common Warrants to purchase 1,178,500 shares of Common Stock and  Series D Common Warrants to purchase 1,053,500 shares of Common Stock were exercised for proceeds of $4,464,000.

During fiscal year ended June 30, 2025, Series C Common Warrants to purchase 31,000 shares of Common Stock and Series D Common Warrants to purchase 156,000 shares of Common Stock were exercised for proceeds of $374,000.

On April 29, 2025, the Company entered into an Inducement Agreement with Holders of certain Existing Warrants, which included Series C Common Warrants to purchase 1,000,000 shares of Common Stock with an exercise price of $2.00 per share and Series D Common Warrants to purchase 1,000,000 shares of Common Stock with an exercise price of $2.00 per share. Pursuant to the Inducement Agreement, the Holders of the Series C Common Warrants to purchase 1,000,000 shares of Common Stock and Series D Common Warrants to purchase 1,000,000 shares of Common Stock agreed to exercise such warrants for cash to purchase an aggregate of 2,000,000 shares of Common Stock, at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of Nasdaq, as of the close of trading on April 28, 2025.

On December 7, 2025, all Series C Common Warrants that were not exercised prior to such date expired.

Chardan Capital Markets

On April 29, 2025, the Company entered into an Inducement Agreement with Holders of certain Existing Warrants, which included Series E Warrants to purchase 3,482,455 shares of Common Stock with an exercise price of $2.64 per share. Pursuant to the Inducement Agreement, the Holders of the Series E Warrants to purchase 3,482,455 shares of Common Stock agreed to exercise such warrants for cash to purchase an aggregate of 3,482,455 shares of Common Stock at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of Nasdaq, as of the close of trading on April 28, 2025.

During the fiscal year ended June 30, 2025, 2024 Pre-Funded Warrants to purchase 1,131,578 shares of Common Stock were exercised for proceeds of approximately $113.

During the fiscal year ended June 30, 2026, the remaining 2024 Pre-Funded Warrants to purchase 1,454,385 shares of Common Stock were exercised for proceeds of approximately $145.

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

On May 31, 2024, in accordance with the terms of the Settlement Agreement entered into on May 17, 2024 with Woodforest in consideration of the payment in full of all Obligations (as such term is defined under the Credit Agreement) (a) iBio CDMO paid to Woodforest (i) $8,500,000, which it received from the sale of the Property under the 2024 Purchase and Sale Agreement, and (ii) approximately $915,000 from restricted cash which had previously been held by Woodforest, and (b) the Company issued a Pre-Funded Warrant to purchase up to 1,560,570 shares of Common Stock (the “Pre-Funded Warrant Shares”) to Woodforest exercisable at a nominal exercise price equal to $0.0001 per share. The Pre-Funded Warrant issued to Woodforest under the Settlement Agreement was subsequently assigned by Woodforest to Lynx1 Master Fund LP (“Lynx1”) on January 13, 2025.

During fiscal year 2026, Lynx1 elected a cashless exercise of the Pre-Funded Warrant to purchase 1,560,570 shares of Common Stock. Pursuant to the terms of the Pre-Funded Warrant, upon such cashless exercise, 1,560,451 shares of Common Stock were issued to Lynx1 and 119 shares of Common Stock were returned to the Company as shares available to be issued. Upon delivery of the shares of Common Stock to Lynx1, no further Pre-Funded Warrant Shares remain issuable under the Pre-Funded Warrant.

Inducement Agreement

On April 29, 2025, the Company entered into the Inducement Agreement with Holders of Existing Warrants wherein the Holders agreed to exercise certain Existing Warrants to purchase up to an aggregate 5,626,685 shares of Common Stock at a reduced exercise price of $0.86 per share. In consideration of the Holders’ exercising the Existing Warrants for cash in accordance with the Inducement Agreement, the Company issued Inducement Warrants to purchase up to 11,253,370 shares of Common Stock, which was equal to 200% of the number of shares of Common Stock issued upon exercise of the Existing Warrants, for consideration of $0.125 per Inducement Warrant. The Inducement Warrants have an exercise price of $0.86 per share, were exercisable upon issuance, and will expire on the five-year anniversary of the date of issuance.

During fiscal year 2026, Inducement Warrants to purchase 6,240,214 shares of Common Stock were exercised for proceeds of approximately $5.4 million. No Inducement Warrants were exercised during the year ended June 30, 2025.

Leerink Partners

On August 19, 2025, the Company entered into the 2025 Underwriting Agreement with Leerink, as representative of the underwriters, relating to the offering, issuance and sale of the 2025 Pre-Funded Warrants to purchase an aggregate of up to 71,540,000 shares of Common Stock of the Company and accompanying Series G Warrants to purchase (i) an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) and (ii) Series H Warrants to purchase an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof). The combined public offering price per 2025 Pre-Funded Warrant and accompanying Series G Warrant was $0.699.

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

On April 8, 2026, the Company issued a Public Announcement that it received CTN acknowledgement from Australia’s Therapeutic Goods Administration and ethics approval from a Human Research Ethics Committee, enabling the initiation of a first-in-human clinical trial of IBIO-600 in Australia. As a result of the Public Announcement, all outstanding Series G Warrants expired at 5:00 p.m. (New York City time) on May 20, 2026.

During fiscal year 2026, 2025 Pre-Funded Warrants to purchase an aggregate of 9,250,394 shares of Common Stock were exercised for proceeds of approximately $9,250.

During fiscal year 2026, Series G Warrants to purchase 35,770,000 shares of Common Stock were exercised whereby the holders elected to receive pre-funded warrants to purchase up to 21,610,000 shares of Common Stock in lieu of shares of Common Stock and 14,160,000 shares of Common Stock, together with Series H Warrants to purchase up to 35,770,000 shares of Common Stock, for gross proceeds of approximately $25 million. The pre-funded warrants issued upon this election have an exercise price of $0.001 and are immediately exercisable.

During fiscal year 2026, Series H Warrants to purchase 4,250,000 shares of Common Stock were exercised whereby the holders elected to receive pre-funded warrants to purchase up to 4,250,000 shares of Common Stock in lieu of shares of Common Stock for gross proceeds of approximately $3 million. The pre-funded warrants issued upon this election have an exercise price of $0.001 and are immediately exercisable.

During fiscal year 2026, pre-funded warrants issued upon the exercise of Series G Warrants to purchase an aggregate of 1,970,000 shares of Common Stock, were exercised for proceeds of approximately $1,970.

Pursuant to the terms of the 2025 Underwriting Agreement, the Company agreed to pay the underwriter a fee equal to six percent (6%) of the cash exercise fee received by the Company for all cash exercises of warrants issued in connection with the 2025 Offering for a period of thirty (30) months following the closing of the transaction. The fee is due no later than five (5) business days following each calendar quarter. The Company incurred fees on these proceeds totaling approximately $1,680,000 during fiscal year 2026, of which approximately $1,173,000 is included in accrued expenses on the consolidated balance sheets at June 30, 2026. The approximate $1,173,000 underwriter fee was paid in July 2026.

Outstanding Pre-Funded Warrants

At June 30, 2026, a total of pre-funded warrants to purchase up to 95,832,863 shares of Common Stock with an exercise price of $0.001, were outstanding.

See Note 22 – Subsequent Events for additional information.

17.    Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing the net income (loss) allocated to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. For the purposes of calculating basic earnings per share, the weighted-average number of outstanding shares of Common Stock included pre-funded warrants as if they had been exercised as such pre-funded warrants are exercisable for little to no consideration (see Note 16 – Stockholders’ Equity for additional information).

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

	Year Ended
	June 30,
	2026	2025
Basic and diluted numerator:
Net loss - total	$(33,044)	$(18,377)

Basic and diluted denominator:
Weighted-average common shares outstanding	25,907	10,499
Weighted average pre-funded warrants assumed exercised	78,153	—
Total weighted-average common shares outstanding	104,060	10,499

Per share amount - total	$(0.32)	$(1.75)

In Fiscal 2026 and Fiscal 2025, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of June 30, 2026 and 2025, shares issuable which could potentially dilute future earnings were as follows:

	June 30,
	2026	2025

	(in thousands)
Stock options	2,820	1,186
Warrants	38,555	16,331
Shares excluded from the calculation of diluted loss per share	41,375	17,517

See Note 22 – Subsequent Events for additional information

18.    Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Operations and Comprehensive Loss (in thousands):

	Year Ended
	June 30,
	2026	2025
Research and development	$119	$57
General and administrative	1,254	1,473
Total	$1,373	$1,530

Stock Options

iBio, Inc. 2023 Omnibus Equity Incentive Plan (the “2023 Plan”)

On November 27, 2023, the Company’s stockholders approved the adoption of the 2023 Plan for employees, officers, directors and external service providers which is the successor to the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) and once approved became effective on January 1, 2024. The maximum number of shares of Common Stock reserved and available for issuance under the 2023 Plan was initially 1,200,000 shares (the “Limit”). In addition, such Limit automatically increases on January 1 of each calendar year commencing on January 1, 2025 and ending on (and including) January 1, 2033, by a number of shares of Common Stock equal to five percent (5%) of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year; provided, however, that the Board may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock, provided further that the Limit, as in effect at any time, shall be adjusted as a result of any reorganization, recapitalization, reclassification, stock dividend, extraordinary cash dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. The 2023 Plan allows for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2023 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year may not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director is initially elected or appointed to the Board and $1,500,000 for any non-executive chair of the Company’s Board should one be appointed. Notwithstanding the foregoing, the independent members of the Board may make exceptions to such limits in extraordinary circumstances. The term of the 2023 Plan will expire on the tenth anniversary of the effective date of the 2023 Plan (December 31, 2033).

Vesting of service awards are determined by the Board and stated in the award agreements. In general, vesting occurs ratably on the anniversary of the grant date over the service period, generally three or five years, as determined at the time of grant. Vesting of performance awards occurs when the performance criteria is satisfied. The Company uses historical data to estimate forfeiture rates.

In accordance with the provisions of the 2023 Plan, the Limit increased on January 1, 2026 and January 1, 2025 by 1,502,653 and 458,383 shares of Common Stock, respectively, for a total number of awards that can be made under the 2023 Plan of 3,161,036 shares.

Under the 2023 Plan, 138,150 shares of Common Stock have been issued pursuant to past grants, 2,773,425 shares of Common Stock are reserved for past grants, and the remaining 249,461 shares of Common Stock are available for future grants as of June 30, 2026.

iBio, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”)

On December 9, 2020, the Company’s stockholders approved the 2020 Plan for employees, officers, directors and external service providers. The total number of shares of Common Stock reserved under the 2020 Plan was 64,000 shares of Common Stock for issuance pursuant to the grant of new awards under the 2020 Plan. The 2020 Plan allowed for the award of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, cash-based awards, and dividend equivalent rights. The value of all awards awarded under the 2020 Plan and all other cash compensation paid by the Company to any non-employee director in any calendar year could not exceed $500,000; provided, however, that such amount shall be $750,000 for the calendar year in which the applicable non-employee director was initially elected or appointed to the Board of Directors and $1,500,000 for any non-executive chair of the Company’s Board of Directors should one be appointed. Notwithstanding the foregoing, the independent members of the Board could make exceptions to such limits in extraordinary circumstances. The term of the 2020 Plan will expire on the tenth anniversary of the date the 2020 Plan was approved by the stockholders (December 9, 2030). No further awards have been issued under the 2020 Plan upon approval of the 2023 Plan.

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

Under the 2020 Plan, 23,240 shares of Common Stock have been issued pursuant to past exercises, 25,988 shares of Common Stock are reserved for past grants, and the remaining 14,772 shares of Common Stock are no longer available for future grants as of June 30, 2026.

Issuances of stock options during the year ended June 30, 2026 were as follows:

Grantee	Plan	# of Options	Exercise Price	Vesting	Term
Employee	2023 Plan	452,025	$1.82 - $2.15	25% 1st year and quarterly thereafter	10 years
Directors	2023 Plan	81,000	$1.00	Monthly over one year	10 years
Director	2023 Plan	60,000	$1.42	Monthly over three years	10 years
Executive Officers	2023 Plan	310,000	$0.893	25% 1st year and quarterly thereafter	10 years
Executive Officers	2023 Plan	804,000	$2.23	25% 1st year and quarterly thereafter	10 years
Total		1,707,025

Issuances of stock options during the fiscal year ended June 30, 2025 were as follows:

Grantee	Plan	# of Options	Exercise Price	Vesting	Term
Employees	2023 Plan	145,000	$1.92 - $3.91	25% 1st year and quarterly thereafter	10 years
Consultant	2023 Plan	12,600	$2.45	Fully vested upon grant	10 years
Directors	2023 Plan	100,800	$2.45	Monthly over periods ranging from 12-36 months	10 years
Executive Officers	2023 Plan	386,400	$3.48	25% 1st year and quarterly thereafter	10 years
Inducement Grant - Employee	Other	15,000	$1.81	25% 1st year and quarterly thereafter	10 years
Professional Service Fee Grant	Other	20,000	$1.83	Quarterly over the first year	5 years
Total		679,800

The following table summarizes all stock option activity during the years ended June 30, 2026 and 2025:

			Weighted-
		Weighted-	average
		average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (in years)	(in thousands)
Outstanding as of July 1, 2024	912,126	$6.14	7.6	$280
Granted	679,800	3.20	—	—
Exercised	(73,100)	1.79	—	—
Forfeited/expired	(332,902)	1.87	—	—
Outstanding as of June 30, 2025	1,185,924	$5.92	9.2	$—
As of June 30, 2025, vested and expected to vest	1,185,924	$5.92	9.2	$—

Exercisable as of June 30, 2025	228,502	$17.74	8.6	$—

Outstanding as of July 1, 2025	1,185,924	$5.92	9.2	$—
Granted	1,707,025	1.87	—	—
Exercised	—	—	—	—
Forfeited/expired	(73,136)	6.99	—	—
Outstanding as of June 30, 2026	2,819,813	$3.44	9.0	$339
As of June 30, 2026, vested and expected to vest	2,785,150	$3.46	9.0	$334

Exercisable as of June 30, 2026	602,601	$8.12	8.0	$31

The following table summarizes information about options outstanding and exercisable at June 30, 2026:

	Options Outstanding and Exercisable
		Weighted-	Weighted-
		Average	Average
	Number	Remaining Life	Exercise	Number
	Outstanding	In Years	Price	Exercisable
Exercise prices:
$0.893 - $1.42	437,500	9.4	$1.02	41,042
$1.72 - $2.58	1,857,025	9.0	$1.98	384,583
$2.80 - $4.20	498,900	8.7	$3.47	156,288
$7.00 - $10.50	17,450	7.2	$7.00	11,990
$140.00 - $210.00	4,589	6.1	$147.23	4,349
$347.00 - $520.50	654	5.5	$347.00	654
$530.00 - $795.00	3,295	5.0	$664.10	3,295
$1,025.00 - $1,537.50	400	4.3	$1,025.00	400
	2,819,813	9.0	$8.12	602,601

The total fair value of stock options that vested during fiscal 2026 and fiscal 2025 was approximately $1,203,000 and $1,507,000, respectively. No stock options were exercised during fiscal year 2026. The total cash received for stock options that were exercised during fiscal year 2025 was approximately $130,000. The total intrinsic value of the stock options that were exercised during 2025 was approximately $71,000. As of June 30, 2026, there was approximately $4,287,000 of total unrecognized compensation cost related to non-vested stock options that the Company expects to recognize over a weighted-average period of 3 years.

The weighted-average grant date fair value of stock options granted during fiscal 2026 and fiscal 2025 was $1.87 and $3.20 per share, respectively. The Company estimated the fair value of options granted using the Black-Scholes option pricing model with the following assumptions:

Weighted-average risk-free interest rate	3.64% - 3.94%
Dividend yield	0%
Volatility	229.25% - 233.93%
Expected term (in years)	5.7 - 6.3

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $1.75 as of June 30, 2026 and $0.76 as of June 30, 2025, which would have been received by the option holders had all option holders exercised their options as of that date.

Restricted Stock Units (“RSUs”):

No RSUs were issued during the fiscal years ended June 30, 2026 and June 30, 2025. No unvested RSUs remain at June 30, 2026.

19.    Income Taxes

For financial reporting purposes, the net pre-tax book loss was incurred entirely in the United States.

There was no provision for current federal or state taxes for either of the fiscal years ended June 30, 2026 and June 30, 2025 as a result of taxable losses incurred in these jurisdictions. The components of the provision (benefit) for income taxes consist of the following (in thousands):

	For the Years Ended
	June 30,
	2026	2025
Current – Federal and state	$—	$—
Deferred – Federal	(5,986)	(7,946)
Deferred – State	(384)	(596)
Total	(6,370)	(8,542)
Change in valuation allowance	6,370	8,542
Income tax expense	$—	$—

There were no payments made in relation to income taxes for the fiscal years ended June 30, 2026 and June 30, 2025.

The Company has deferred income taxes due to income tax credits, net operating loss (“NOL”) carryforwards, and the effect of temporary differences between the carrying values of certain assets and liabilities for financial reporting and income tax purposes.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of June 30,
	2026	2025
Deferred tax assets (liabilities):
Net operating loss	$63,827	$56,052
Share-based compensation	582	903
Capitalized research and development costs	2,148	5,144
Research and development tax credits	1,764	1,764
Investment in equity security	476	492
Property, plant and equipment	(815)	(866)
Intangible assets	937	(290)
Operating and finance lease liabilities	594	767
Operating and finance lease ROU assets	(450)	(593)
Accounts receivable	18	—
Accrued expenses	676	14
Contribution carryforward	5	5
Valuation allowance	(69,762)	(63,392)
Total	$—	$—

The Company has a valuation allowance against the full amount of its net deferred tax assets due to the uncertainty of realization of the deferred tax assets due to the operating loss history of the Company. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income. With a full valuation allowance, any change in the deferred tax asset or liability is fully offset by a corresponding change in the valuation allowance. At June 30, 2026 and 2025, the Company provided a valuation allowance on its net deferred tax assets of $69,762,000 and $63,392,000, respectively.

Federal NOLs of approximately $5.5 million were used by the Company’s former parent company, Integrated BioPharma, Inc., (“Former Parent”) prior to June 30, 2008 and are not available to the Company. The Former Parent allocated the use of the Federal NOLs available for use on its consolidated Federal tax return on a pro rata basis based on all of the available net operating losses from all the entities included in its control group.

U.S. federal NOLs of approximately $278.5 million are available to the Company as of June 30, 2026, of which $64 million will expire at various dates through 2039 and $214.5 million with no expiration date. The Company has a research and development credit carryforward of approximately $1.76 million at June 30, 2026. In addition, the Company has NOL carry forwards from various states of approximately $88.6 million which expire from 2029 through 2045.

The Company’s NOL carryforwards could be limited following a change in ownership (as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”)) of greater than 50% within a rolling three-year period. If it is determined that prior equity transactions limit the Company's NOL carryforwards, the annual limitation will be determined by multiplying the market value of the Company on the date of the ownership change by the federal long-term tax-exempt rate. Any amount exceeding the annual limitation may be carried forward to future years for the balance of the NOL carryforward period. The Company has not, as of yet, conducted a study to determine if any such changes have occurred that could limit its ability to utilize the NOL carryforward. Given the full valuation allowance, any ownership change and potential Section 382 limitation would not have a material impact on the financial statements.

A reconciliation of the effective tax rate on loss from operations and the US federal statutory rate is presented below for the fiscal year ended June 30, 2026 (in thousands):

	Year Ended
	June 30, 2026
Statutory federal income tax rate	$(6,939)	21.0%
State taxes, net of federal benefit	(1,043)	3.2%
Permanent differences:
Incentive stock option	95	(0.3)%
Entertainment	1	—%
Expiration and forfeiture of stock options and restricted stock units	522	(1.6)%
Change in effective rate of state taxes	977	(3.0)%
True ups and other	17	—%
Change in valuation allowance	6,370	(19.3)%
Effective income tax rate	$—	—%

The rate reconciliation above has been adjusted to be presented in compliance with the guidance under ASU 2023-09. The Company has adopted this guidance on a prospective basis.

As previously disclosed for the year ended June 30, 2025, prior to the adoption of ASU 2023-09, the following is a reconciliation of the Company’s income tax rate computed using the federal statutory rate to its actual income tax rate.

Year ended
June 30, 2025
Statutory federal income tax rate	21%
State taxes, net of federal benefit	3%
Expiration and forfeiture of stock options	(3)%
Change in effective rate of state taxes	25%
Change in valuation allowance	(46)%
Effective income tax rate	—%

The Company has not been audited in connection with income taxes. iBio files federal and state income tax returns subject to varying statutes of limitations. The 2022 through 2025 tax returns generally remain open to examination by federal authorities and by state tax authorities.

The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense incurred during the fiscal years ended June 30, 2026 and 2025.

The Inflation Reduction Act of 2022 includes a stock buyback excise tax of 1% on share repurchases, which applies to net stock buybacks after December 31, 2022. The Company does not expect this to have a material impact if and when share repurchases occur.

20.    Commitments and Contingencies

CRO Agreements

In fiscal years 2025 and 2026, the Company entered into agreements with five contract research organizations (“CROs”) for chemistry, manufacturing, and controls (CMC) development, non-clinical toxicology and related studies to advance IBIO-600 and IBIO-610 towards clinical testing in addition to clinical studies for IBIO-600. The Company incurred costs of approximately $9.7 million and $2.2 million for the fiscal years ended June 30, 2026 and June 30, 2025, respectively, and has incurred total costs of approximately $11.9 million since the projects’ inception. The Company is committed to additional costs totaling approximately $5.8 million as of June 30, 2026.

21.    Employee 401(K) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(K) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. Employer contributions made to the Plan totaled approximately $194,000 and $139,000 for the fiscal years ended June 30, 2026 and 2025, respectively.

22.    Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date through the date of filing this Annual Report. During this period, there were no material subsequent events requiring disclosure except as discussed below.

2025 Pre-Funded Warrants

During the first quarter of fiscal year 2027, 2025 Pre-Funded Warrants to purchase an aggregate of 8,543,695 shares of Common Stock were exercised for proceeds of approximately $8,544.

Series H Warrants

During the first quarter of fiscal year 2027, Series H Warrants to purchase 65,000 shares of Common Stock were exercised whereby the holder elected to receive 65,000 shares of Common Stock for gross proceeds of approximately $46,000.

Stock Option Issuance – 2023 Plan

During the first quarter of fiscal year 2027, the Company granted stock options under the 2023 Plan to an employee to purchase up to 7,200 shares of Common Stock at an exercise price of $1.75 per share. The options vest 25% on the one- year anniversary of the grant date and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

Stock Option Issuance – Employment Inducement Grant

On July 31, 2026, the Company granted an employment inducement option award to an officer, outside of the 2023 Plan as a material inducement to such officer’s employment with the Company, to purchase up to 430,000 shares of Common Stock at an exercise price of $1.40 per share. The options vest 25% on the one-year anniversary of the grant date and then in equal quarterly installments over a 36-month period and expire on the tenth anniversary of the grant date.

AstralBio Amylin License

On August 27, 2026, the Company entered into an exclusive license agreement related to Amylin (the “Amylin License Agreement”) with AstralBio, pursuant to which AstralBio has licensed to the Company, on a worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Amylin License Agreement) and AstralBio Licensed Know-How (as defined in the Amylin License Agreement) the right to Develop, Manufacture and Commercialize and otherwise exploit any product directed to Amylin that contains the licensed antibody targeting Amylin, for research, diagnosis, treatment, prevention, or management of any disease or medical condition worldwide (the “Amylin Licensed Product”). All capitalized terms herein have the definitions assigned to them in the Amylin License Agreement unless otherwise defined herein.

The Company is solely responsible for all decisions related to the launch, sales and marketing and promotion of Amylin Licensed Product in its discretion, subject to the terms of the Amylin License Agreement, and for all costs for all activities related to, the Development, Manufacture and Commercialization of the Amylin Licensed Product worldwide. In consideration for the rights and licenses granted by AstralBio to the Company in the Amylin License Agreement, the Company agreed to pay AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days after the effective date of the Amylin License Agreement, and (ii) upon the occurrence of specified developmental and commercial milestones, including net sales, milestone payments of up to an aggregate of $28 million, which can be paid by cash or, provided the Company remains listed on the Nasdaq or another national stock exchange at the time of the payment, by issuing shares of its Common Stock, subject to approval of the issuance of any such shares by Nasdaq, and provided, however, in no event shall the Company issue to AstralBio pursuant to the Amylin License Agreement shares of its Common Stock resulting in AstralBio owning more than 19.9% of the total number of shares of our Common Stock outstanding as of the date of entering into the Amylin License Agreement. In the event the Company  sublicenses an Amylin Licensed Product or a product that includes an Amylin Licensed Product, the Company will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

The Amylin License Agreement will remain in effect at all times and thereafter, unless and until terminated earlier pursuant to the Amylin License Agreement. The Amylin License Agreement can be terminated (i) by the Company for any reason or no reason upon 45 days’ written notice to AstralBio; (ii) by either party upon written notice to the other party if the other party materially breaches the Amylin License Agreement and such breach is not cured to the reasonable satisfaction of the non-breaching party within 90 days of receipt of such written notice, subject to certain exceptions; (iii) by either party upon certain bankruptcy or insolvency events of the other party; and (iv) by either party if the other party or any sublicensee challenges the patentability, enforceability or validity of any claim related to any Patent or the secret and substantial nature of any Know-How, such Patent and/or Know-How being licensed to the party making the challenge, subject to certain exceptions as set forth in the Amylin License Agreement.