Form 10-Q
period 2026-09-30
iBio, Inc.
filed 2026-11-10
CIK 1420720

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐    No  ☒

Shares of Common Stock outstanding as of November 10, 2026: 70,455,809.

iBio, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited).

iBio, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	September 30,	June 30,
	2026	2026
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,435	$56,395
Accounts receivable - trade, net of allowance for credit losses of $65 as of September 30, 2026 and June 30, 2026	125	—
Investments in debt securities (adjusted cost $31,342 and $31,689 as of September 30, 2026 and June 30, 2026, respectively - see Note 6)	31,219	31,644
Promissory note receivable and accrued interest	1,124	1,104
Prepaid expenses and other current assets	3,336	3,078
Total Current Assets	81,239	92,221

Restricted cash	228	228
Operating lease right-of-use asset, net of accumulated amortization	1,566	1,667
Fixed assets, net of accumulated depreciation	3,021	3,086
Intangible assets, net of accumulated amortization	2,570	1,825
Prepaid expenses - noncurrent	—	73
Security deposits	27	10
Total Assets	$88,651	$99,110

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,409	$4,423
Accrued expenses	3,404	5,626
Operating lease obligation - current portion	561	546
Contract liabilities	200	1,150
Total Current Liabilities	8,574	11,745

Operating lease obligation - net of current portion	1,507	1,652
Total Liabilities	10,081	13,397

Stockholders' Equity
Preferred Stock - $0.001 par value; 1,000,000 shares authorized; 0 shares issued and outstanding (see Note 15)	—	—
Common Stock - $0.001 par value; 275,000,000 shares authorized; 64,307,256 and 55,698,561 shares issued and outstanding as of September 30, 2026 and June 30, 2026, respectively (see Note 15)	64	56
Additional paid-in capital	451,448	450,970
Accumulated other comprehensive loss	(123)	(45)
Accumulated deficit	(372,819)	(365,268)
Total Stockholders’ Equity	78,570	85,713
Total Liabilities and Stockholders' Equity	$88,651	$99,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2026	2025

Revenue	$1,075	$100

Operating expenses:
Research and development	6,650	3,550
General and administrative	2,763	2,501
Total operating expenses	9,413	6,051

Operating loss	(8,338)	(5,951)

Other income (expense):
Interest income	787	265
Interest expense	—	(34)
Total other income	787	231

Net loss before income taxes	(7,551)	(5,720)

Income tax expense	—	—

Net loss	$(7,551)	$(5,720)

Comprehensive loss:
Net loss	$(7,551)	$(5,720)
Other comprehensive loss - unrealized loss on debt securities	(78)	(15)

Comprehensive loss	$(7,629)	$(5,735)

Loss per common share - basic and diluted	$(0.05)	$(0.11)

Weighted-average common shares outstanding - basic and diluted - see Note 16	151,574	52,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited; in thousands)

Three Months Ended September 30, 2026

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance as of July 1, 2026	55,698	$56	$450,970	$(45)	$(365,268)	$85,713

Exercise of warrants	65	*	43	—	—	43
Exercise of pre-funded warrants	8,544	8	—	—	—	8
Share-based compensation	—	—	435	—	—	435
Unrealized loss on available-for-sale debt securities	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	(7,551)	(7,551)

Balance as of September 30, 2026	64,307	$64	$451,448	$(123)	$(372,819)	$78,570

Three Months Ended September 30, 2025

				Accumulated
			Additional	Other
			Paid-In	Comprehensive	Accumulated
		Amount	Capital	Loss	Deficit	Total
Balance as of July 1, 2025	19,349	$19	$347,085	$—	$(332,224)	$14,880

Common stock issued	305	*	218	—	—	218
Exercise of pre-funded warrants	600	1	—	—	—	1
Vesting of RSUs	*	*	*	—	—	—
Share-based compensation	—	—	323	—	—	323
Issuance of pre-funded warrants	—	—	46,352	—	—	46,352
Unrealized loss on available-for-sale debt securities	—	—	—	(15)	—	(15)
Net loss	—	—	—	—	(5,720)	(5,720)

Balance as of September 30, 2025	20,254	$20	$393,978	$(15)	$(337,944)	$56,039

* Represents amount less than 0.5 thousand.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,551)	$(5,720)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Share-based compensation	435	323
Amortization of intangible assets	5	5
Amortization of finance lease right-of-use assets	—	68
Amortization of operating lease right-of-use assets	102	93
Depreciation of fixed assets	145	123
Accrued interest receivable on promissory note receivable	(21)	(19)
Amortization of premiums/(accretion of discounts) on debt securities, net	(39)	(9)
Changes in operating assets and liabilities:
Accounts receivable - trade	(125)	(65)
Prepaid expenses and other current assets	(258)	(106)
Prepaid expenses - noncurrent	73	—
Security deposit	(17)	—
Accounts payable	(13)	495
Accrued expenses	(1,042)	(686)
Operating lease obligations	(131)	(117)
Contract liabilities	(950)	(50)
Net cash used in operating activities	(9,387)	(5,665)

Cash flows from investing activities:
Purchases of debt securities	(5,514)	(21,461)
Redemption of debt securities	5,900	—
Purchases of fixed assets	(102)	(32)
Sales proceeds for fixed assets	12	—
Acquisition of Amylin license	(750)	—
Net cash used in investing activities	(454)	(21,493)

Cash flows from financing activities:
Proceeds from sales of common stock	—	219
Proceeds from sales of pre-funded warrants	—	50,006
Proceeds from the exercise of warrants for pre-funded warrants	8	—
Proceeds from the exercise of warrants for common stock	46	—
Payments made for costs to acquire capital	(1,173)	(3,465)
Subscription receivable	—	105
Payment of equipment financing loan	—	(47)
Payment of term promissory note	—	(60)
Payment of finance lease obligation	—	(53)
Net cash (used in) provided by financing activities	(1,119)	46,705

Net (decrease) increase in cash, cash equivalents and restricted cash	(10,960)	19,547
Cash, cash equivalents and restricted cash - beginning	56,623	8,792
Cash, cash equivalents and restricted cash - end	$45,663	$28,339

	Three Months Ended
	September 30,
	2026	2025
Schedule of non-cash activities:
Unrealized loss on available-for-sale debt securities	$78	$15
Costs to raise capital included in accrued expenses	$3	$190
Unpaid fixed assets included in accounts payable	$—	$138

Supplemental cash flow information:
Cash paid during the year for interest	$—	$34

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

iBio, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.   Nature of Business

iBio, Inc. (the “Company” or “iBio”) is a clinical-stage biotechnology company leveraging the power of Artificial Intelligence (“AI”) for the development of precision antibodies against hard-to-drug targets in cardiometabolic and cardiopulmonary diseases. The core mission is to harness the potential of AI and machine learning (“ML”) to unveil novel biologics which other scientists have been unable to develop. Through the Company’s innovative AI Drug Discovery Platform, it has been able to identify differentiated molecules aimed at addressing unmet needs by current approved therapies.

The Company believes the future treatment for obesity lies not just in overall weight loss, but in the quality, durability, and tolerability of weight loss. Current interventional therapies, such as glucagon-like peptide-1 (“GLP-1”) receptor agonists have ushered in a breakthrough era, yet challenges remain: muscle loss, fat regain after treatment cessation, and long-term tolerability. The Company is developing next-generation therapies with the goal of meeting these unmet needs, by leveraging AI-guided antibody design, advanced screening technologies and deep expertise in biologics development.

The Company’s strategy is built on multiple key principles. First, the strategy aims to develop next-generation antibody therapeutics addressing limitations of currently approved treatments, offering options with the potential to preserve muscle mass, target fat selectively, and provide durable weight loss with improved tolerability. Second, the Company is prioritizing targets with strong human genetic and clinical validation, which it believes both reduces translational risk and increases the likelihood of clinical success. Third, the Company is evaluating opportunities in adjacent obesity-related indications, including cardiometabolic and cardiopulmonary conditions such as pulmonary hypertension due to heart failure with preserved ejection fraction (“PH-HFpEF”).  Lastly, the Company is applying its integrated AI Drug Discovery Platform and deep scientific expertise to rapidly generate and advance development-ready biologics, enabling it to move with speed and precision in a competitive and fast-evolving field.

In essence, the Company believes it is sculpting a future where cutting-edge AI-driven biotechnology propels the discovery of intricate biologics, fostering partnerships, accelerating innovation, and propelling the advancement of science.

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

iBio’s discovery and development work is conducted at the Company’s San Diego research and development laboratory space, where its AI and machine learning (ML) scientists and biopharma researchers operate side by side. This close integration of disciplines enables rapid iteration between in silico design and wet-lab validation, compressing the timeline from hypothesis to lead selection. With the Company’s robust platform, focused pre-clinical pipeline, and growing scientific and leadership team, its goal is to build a durable and differentiated position in obesity therapeutics—one designed to outlast the first wave and define what comes next.

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

Strategic Alliances, Collaborations, and Joint Ventures

The Company has formed collaborations and strategic alliances to gain access to funding, capabilities, technical resources and intellectual property to further its development efforts, commercialize its technology and to generate revenues, including through the use of its patented epitope-steering AI-engine and its EngageTx platform.

2.   Basis of Presentation

Interim Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared from the books and records of the Company and include all normal and recurring adjustments which are necessary for a fair presentation in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim consolidated financial information and Rule 8-03 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, these interim financial statements do not include all of the information and footnotes required for complete annual consolidated financial statements. Interim results are not necessarily indicative of the results that may be expected for the full year. Interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the prior year ended June 30, 2026, filed with the SEC on August 28, 2026 (the “Annual Report”), from which the accompanying condensed consolidated balance sheet dated June 30, 2026 was derived.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2026 and the results of its operations and its cash flows for the periods presented. The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results that may be achieved for a full fiscal year and cannot be used to indicate financial performance for the entire year.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated as part of the consolidation.

Liquidity

In accordance with ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about its ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued.

The Company has incurred net losses and generated negative cash flows from operations for many years. For the three months ended September 30, 2026, the Company incurred a net loss of approximately $7.6 million and had negative cash flows from operations of approximately $9.4 million. Historically, the Company’s liquidity needs have been met by the sale and issuances of its securities including the issuances of shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”), through the sale and exercise of warrants. As of September 30, 2026, iBio had total current assets of approximately $81.2 million, of which approximately $45.4 million was cash and cash equivalents and approximately $31.2 million was investments in debt securities. For the three months ended September 30, 2026, the Company used net cash in operating activities of $9.4 million, compared to $5.7 million for the three months ended September 30, 2025.

Based on the total cash and cash equivalents, and investments in debt securities of approximately $76.7 million at September 30, 2026, the Company believes that its current cash position is sufficient to fund its operations for at least 12 months from the date of issuance of these condensed consolidated financial statements.

3.   Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 3 of the Notes to Consolidated Financial Statements in the Annual Report.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates include liquidity assertions, the valuation of intellectual property, the incremental borrowing rate utilized in the finance and operating lease calculations, legal and contractual contingencies, the valuation of the pre-funded warrants issued related to the extinguishment of a secured term loan, the valuation of the warrants issued as partial consideration related to a purchase and sales agreement, and share-based compensation. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results could differ from these estimates.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for credit losses. The Company provides for allowances for credit losses based on its estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. Management’s policy is to write off accounts receivable against the allowance for credit losses when a balance is determined to be uncollectible. The Company held an allowance for credit losses of approximately $65,000 at September 30, 2026 and June 30, 2026. The Company had no accounts receivable at June 30, 2025.

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

If a loss on a contract is anticipated, such loss is recognized in its entirety when the loss becomes evident. When the current estimates of the amount of consideration that is expected to be received in exchange for transferring promised goods or services to the customer indicates a loss will be incurred, a provision for the entire loss on the contract is made. At September 30, 2026 and June 30, 2026, the Company had no credit loss provisions.

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

For the three months ended September 30, 2026, revenue in the amount $1,075,000 was recognized for services provided to a collaborative partner. For the three months ended September 30, 2025, revenue in the amount of $100,000 was recognized for services provided to a collaborative partner.

Contract Assets

A contract asset is an entity’s right to payment for goods and services already transferred to a customer if that right to payment is conditional on something other than the passage of time. Generally, an entity will recognize a contract asset when it has fulfilled a contract obligation but must perform other obligations before being entitled to payment.

Contract assets consist primarily of the cost of project contract work performed by third parties whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At September 30, 2026, June 30, 2026 and June 30, 2025, contract assets were $0.

Contract Liabilities

A contract liability is an entity’s obligation to transfer goods or services to a customer at the earlier of (1) when the customer prepays consideration or (2) the time that the customer’s consideration is due for goods and services the entity will yet provide. Generally, an entity will recognize a contract liability when it receives prepayment.

Contract liabilities consist primarily of consideration received, usually in the form of payment, on project work to be performed whereby the Company expects to recognize any related revenue at a later date, upon satisfaction of the contract obligations. At September 30, 2026, June 30, 2026 and June 30, 2025 contract liabilities were $200,000, $1,150,000 and $1,200,000, respectively. The Company recognized revenue of $950,000 during the three months ended September 30, 2026 that was included in the contract liabilities balance as of June 30, 2026. The Company recognized revenue of $50,000 during the three months ended September 30, 2025 that was included in the contract liabilities balance as of June 30, 2025.

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

The following table summarizes the components of total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in thousands):

	September 30,	June 30,
	2026	2026
Cash and cash equivalents	$45,435	$56,395
Collateral held for letter of credit - San Diego lease	203	203
Collateral held for Company purchasing card	25	25
Total cash, cash equivalents and restricted cash	$45,663	$56,623

The collateral held for the letter of credit for the San Diego lease and the Company purchasing card are classified as noncurrent on the condensed consolidated balance sheets at September 30, 2026 and June 30, 2026.

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

Available-for-sale debt securities are recorded at fair value based on publicly available market information, with changes in fair value recognized as unrealized gains or losses in accumulated other comprehensive income. For available-for-sale debt securities in an unrealized loss position, the Company evaluates whether a current expected credit loss exists based on publicly available market information. Expected credit losses are recorded in other income (expense) on the condensed consolidated statements of operations and comprehensive loss.

There were no credit losses on available-for-sale debt securities recognized for the three months ended September 30, 2026 and 2025.

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

See Note 10 – Fixed Assets for additional information.

Intangible Assets

Identifiable intangible assets are comprised of definite life intangible assets and indefinite-life intangible assets.

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

For indefinite-life intangible assets, the Company performs an impairment test annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company determines the fair value of the asset annually or when triggering events are present, based on discounted cash flows and records an impairment loss if book value exceeds fair value.

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

Concentrations of Credit Risk

Cash

The Company maintains principally all cash balances in four financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the strength of the financial institution. The Company has not incurred any losses on these accounts. At September 30, 2026, amounts in excess of insured limits were approximately $9,372,000, of which approximately $7,986,000 related to certificates of deposits reported as investments in debt securities on the consolidated balance sheet. At June 30, 2026, amounts in excess of insured limits were approximately $8,737,000, of which approximately $8,101,000 related to certificates of deposits reported as investments in debt securities on the consolidated balance sheet.

Revenue

During the three months ended September 30, 2026, the Company reported revenue for services provided to one research collaborator partner. During the three months ended September 30, 2025, the Company reported revenue from one research collaborator.

Segment Reporting

The Company accounts for segments under ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”).

The Company operates as one reportable segment, which is that of a biotechnology company leveraging AI and ML for the development of hard-to-drug precision antibodies. The Company’s chief operating decision maker (the “CODM”) has been identified as the Chief Executive Officer (“CEO”), who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. The CODM uses expected research and development study costs; cash, cash equivalents and investments in debt securities balances; operating losses; and budget projections to assess financial performance and allocate resources. Since the Company operates in one segment, all financial information required by Segment Reporting can be found in the accompanying condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

Effective July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which introduces a practical expedient that allows entities to assume that current conditions at the balance sheet date remain unchanged for the remaining life of the asset when developing reasonable and supportable forecasts. This eliminates the need to incorporate macroeconomic forecasts for short-term receivables. The adoption of ASU 2025-05 did not have a significant impact on its condensed consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” The amendments in this update clarify interim disclosure requirements and the applicability of Topic 270. This ASU requires a comprehensive list of interim disclosures to provide clarity about the current requirements, and includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU further clarifies the applicability of Topic 270, the types of interim reporting, and the form and content of interim financial statements in accordance with GAAP. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 (quarter ended September 30, 2028 for the Company). The amendment can be applied using the prospective or retrospective transition approach for any or all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements.” Thirty-three issues are addressed in this ASU covering technical corrections, unintended application of the Codification, clarifications, and other minor improvements. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods (quarter ended September 30, 2027 for the Company). If an entity adopts the ASU in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. The amendment can be applied using the prospective or retrospective transition approach for any or all prior periods presented in the financial statements and an entity may elect the transition method on an issue-by-issue basis. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-12 on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.

4.   Financial Instruments and Fair Value Measurement

The carrying values of cash and cash equivalents, restricted cash, subscription receivable, accounts receivable, and accounts payable in the Company’s condensed consolidated balance sheets approximated their fair values as of September 30, 2026 and June 30, 2026 due to their short-term nature. The carrying value of the promissory note receivable approximated its fair value as of September 30, 2026 and June 30, 2026 as the interest rate related to the financial instrument approximated market.

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

Assets measured at fair value on a recurring basis are as follows (in thousands):

	September 30, 2026
	Fair Value Hierarchy

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Cash equivalents (1)	$7,174	$—	$—	$7,174
U.S. Government agency securities	16,973	—	—	16,973
Certificates of deposits	—	8,986	—	8,986
Corporate debt securities	—	5,260	—	5,260
Total financial assets	$24,147	$14,246	$—	$38,393

(1) Cash equivalents include short-term investments in U.S. Government agency issued securities (Level 1).

5. Significant Transactions

AstralBio License Agreements

Exclusive License Agreement (Myostatin Target): Pursuant to a collaboration between the Company and AstralBio, Inc. (“AstralBio”), on December 31, 2024, the Company exercised its first option and entered into an exclusive agreement related to myostatin (the “Myostatin License Agreement”) with AstralBio, pursuant to which AstralBio licensed to the Company, on a worldwide exclusive basis and with the right to grant sublicenses, the AstralBio Licensed Patents (as defined in the Myostatin License Agreement) and AstralBio Licensed Know-How (as defined in the Myostatin License Agreement) to develop, manufacture and commercialize and otherwise exploit any product directed to growth differentiation factor 8 (“GDF8”) (myostatin) that contains the licensed antibody targeting myostatin, now named IBIO-600, for research, diagnosis, treatment, prevention, or management of any disease or medical condition. (See Note 11 – Intangible Assets for additional information.) The Company is solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-600 in its discretion, subject to the terms of the License Agreement, and for all costs for all activities related to the development, manufacture and commercialization of IBIO-600 worldwide. IBIO-600 was identified by AstralBio using iBio’s proprietary technology stack and was designed for subcutaneous administration with the potential for an extended half-life.

In consideration for the rights and licenses granted by AstralBio to the Company in the Myostatin License Agreement, the Company paid AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days of the effective date of the Myostatin License Agreement, which was paid by issuing AstralBio 246,087 shares of the Company’s Common Stock on January 28, 2025 and (ii) upon the occurrence of specified developmental and commercial milestones, milestone payments of up to a total of $28 million, which can be paid in cash or, provided the Company remains listed on a national stock exchange at the time of the payment, by issuing shares of the Company’s Common Stock, subject to approval of the issuance of any such shares by a national stock exchange at the time of the payment, and provided, however, in no event shall AstralBio be issued, pursuant to the Myostatin License Agreement, more than 19.9% of the total number of shares of the Company’s Common Stock as of the date of entering into the Myostatin License Agreement. In the event the Company sublicenses IBIO-600 or a product that includes IBIO-600, the Company will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

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

The Company is solely responsible for all decisions related to the launch, sales and marketing and promotion of IBIO-610 in its discretion, subject to the terms of the Activin E License Agreement, and for all costs for all activities related to, the development, manufacture and commercialization of IBIO-610 worldwide. In consideration for the rights and licenses granted by AstralBio to the Company in the Activin E License Agreement, the Company paid AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days of the effective date of the Activin E License Agreement, which was paid by using a one-time credit equal to $750,000 (the “Credit”) provided by AstralBio pursuant to a collaboration the Company entered into with AstralBio in March 2024 in exchange for the Company identifying and creating an antibody against an undisclosed exclusive target for AstralBio, and (ii) upon the occurrence of specified developmental and commercial milestones, milestone payments of up to a total of $28 million, which can be paid in cash or, provided the Company remains listed on the Nasdaq Capital Market (“Nasdaq”) or another national stock exchange at the time of the payment, by issuing shares of the Company’s Common Stock, subject to approval of the issuance of any such shares by Nasdaq, and provided, however, in no event shall AstralBio be issued, pursuant to the Activin E License Agreement, more than 19.9% of the total number of shares of the Company’s Common Stock as of the date of entering into the Activin E License Agreement. In the event the Company sublicenses IBIO-610 or a product that includes IBIO-610, the Company will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

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

The Company is solely responsible for all decisions related to the launch, sales and marketing and promotion of Amylin Licensed Product in its discretion, subject to the terms of the Amylin License Agreement, and for all costs for all activities related to, the Development, Manufacture and Commercialization of the Amylin Licensed Product worldwide. In consideration for the rights and licenses granted by AstralBio to the Company in the Amylin License Agreement, the Company agreed to pay AstralBio (i) an upfront license fee in the amount of $750,000 within thirty days after the effective date of the Amylin License Agreement, which was paid in cash on August 31, 2026 and (ii) upon the occurrence of specified developmental and commercial milestones, including net sales, milestone payments of up to an aggregate of $28 million, which can be paid in cash or, provided the Company remains listed on the Nasdaq or another national stock exchange at the time of the payment, by issuing shares of its Common Stock, subject to approval of the issuance of any such shares by Nasdaq, and provided, however, in no event shall the Company issue to AstralBio pursuant to the Amylin License Agreement shares of its Common Stock resulting in AstralBio owning more than 19.9% of the total number of shares of our Common Stock outstanding as of the date of entering into the Amylin License Agreement. In the event the Company sublicenses an Amylin Licensed Product or a product that includes an Amylin Licensed Product, the Company will pay AstralBio a sublicense fee, which fee is a range of a low to mid-single-digit percentage based on the proceeds of the sublicense fees to a third party.

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

The Warrant

As part of the consideration for the purchase and sale of the rights set forth above, the Company issued Bryan Capital a Warrant to purchase up to 2,579 shares of Common Stock at an exercise price of $665 per share. The Warrant expired on October 10, 2026. The Warrant, as shown on the condensed consolidated statements of equity, was recorded in additional paid-in capital with the corresponding activity included in the basis of the purchase price allocation of the Ground Lease Property acquired. See Note 15 – Stockholders’ Equity for additional information.

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
$7,500,000

On September 16, 2022, the Company entered an asset purchase agreement with RubrYc (the “Asset Purchase Agreement”) pursuant to which it acquired substantially all of the assets of RubrYc. The Company issued 5,117 shares (post reverse splits effected in October 2022 and November 2023) of the Common Stock to RubrYc with an approximate market value of $1,000,000 (the “Closing Shares”). Pursuant to the Asset Purchase Agreement, the shares were subject to an initial lockup period and the estimated fair value was calculated as $650,000. The Company also agreed to make potential additional payments of up to $5,000,000 upon the achievement of specified developmental milestones on or before the fifth anniversary of the closing date, payable in cash or shares of the Common Stock, at the Company’s option. In addition, the Company had advanced RubrYc $484,000 to support their operation costs during the negotiation period and incurred transaction costs totaling $208,000, which were also capitalized as part of the assets acquired. The assets acquired include the patented AI drug discovery platform, all rights with no future milestone payments or royalty obligations, to IBIO-101, in addition to five preclinical assets plus a PD-1 agonist. The Asset Purchase Agreement contained representations, warranties and covenants of RubrYc and the Company. The acquisition closed on September 19, 2022 after receipt of approval of the NYSE American.

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

During the fourth quarter of fiscal year 2026, the Company achieved one of the specified developmental milestones and recorded a $2.5 million charge in research and development expenses. The corresponding $2.5 million liability is reported in accrued expenses in the condensed consolidated balance sheet at September 30, 2026 and June 30, 2026. The Company has the option to pay the potential additional development milestone payment in cash or in shares of the Company’s Common Stock.

6.   Investments in Debt Securities

Investments in debt securities consist of AA and A rated government issued treasury bills, treasury notes, government sponsored discount notes, corporate bonds, and certificates of deposits bearing interest at rates from 3.55% to 5.44% with maturities from October 2026 to September 2029. The components of investments in debt securities are as follows (in thousands):

	September 30,	June 30,
	2026	2026
Adjusted cost	$31,342	$31,689
Net unrealized losses	(123)	(45)
Fair value	$31,219	$31,644

The fair value of available-for-sale debt securities, by contractual maturity, as of September 30, 2026, was as follows (in thousands):

Fiscal period ending on September 30:	Fair Value
2027	$22,520
2028	4,818
2029	3,881
$31,219

Net accretion of discounts on the debt securities purchased amounted to approximately $39,000 and $9,000 for the three months ended September 30, 2026 and 2025, respectively. There were no credit losses or impairment on available-for-sale debt securities recognized for the three months ended September 30, 2026 and 2025. See Note 3 - Summary of Significant Accounting Policies for additional information.

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

On May 7, 2026, the Company entered into a letter agreement with Safi, pursuant to which the Company and Safi agreed to a second extension of the maturity date of the Note to June 19, 2027. Safi paid the Company approximately $79,000 for all accrued interest through the date of the second extension in accordance with the terms of the Note. Under the terms of the Note, the maturity date may not be extended further. Accordingly, the Note is classified as a current asset at September 30, 2026 and June 30, 2026.

For the three months ended September 30, 2026 and 2025, interest income amounted to $21,000 and $19,000, respectively. As of September 30, 2026 and June 30, 2026, the Note balance and accrued interest totaled approximately $1,124,000 and $1,104,000, respectively.

See Note 21 – Subsequent Events for additional information.

8.   Finance Lease ROU Assets

The Company assumed three equipment leases as part of the RubrYc asset acquisition (see Note 5 – Significant Transactions) which terms expired in the first quarter of fiscal year 2026. The Company returned one leased asset and purchased two of the leased assets.

Amortization of finance lease ROU assets was approximately $0 and $68,000 for the three months ended September 30, 2026 and 2025, respectively.

9.   Operating Lease ROU Asset

San Diego, California

On September 10, 2021, the Company entered into a lease for approximately 11,383 square feet of space in San Diego, California (the “San Diego Lease”). Based on the terms of the lease payments, the Company recorded an operating lease ROU asset of $3,603,000.  The net carrying amount of this ROU operating lease asset was approximately $1,566,000 and $1,667,000 at September 30, 2026 and June 30, 2026, respectively. See Note 14 - Operating Lease Obligations for additional information.

10.   Fixed Assets

The following table summarizes by category the gross carrying value and accumulated depreciation of fixed assets (in thousands):

	September 30,	June 30,
	2026	2026

Building and improvements	$695	$695
Machinery and equipment	3,955	3,851
Office equipment and software	569	569
Construction in progress	—	24
	5,219	5,139
Accumulated depreciation	(2,198)	(2,053)
Net fixed assets	$3,021	$3,086

Depreciation expense reported was approximately $145,000 and $123,000 for the three months ended September 30, 2026 and 2025, respectively.

No impairments of fixed assets were identified during the three months ended September 30, 2026. In the fiscal year ended June 30, 2026, an impairment charge of approximately $107,000 was recorded in research and development expenses. See Note 3 – Summary of Significant Accounting Policies.

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

During the third quarter of fiscal year 2026, the Company ceased its marketing efforts due to lack of strategic interest, and the Company shifted its focus to the development of hard-to-drug precision antibodies for obesity, cardiometabolic, and cardiopulmonary diseases, the Company fully impaired the remaining $2.5 million value of the IBIO-101 asset.

On August 27, 2026, the Company entered into the Amylin License Agreement with AstralBio (see Note 5 – Significant Transactions for additional information) pursuant to which AstralBio licensed to the Company, on an worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents and AstralBio Licensed Know-How to Develop, Manufacture and Commercialize and otherwise exploit Program Targets for the Amylin Target for research, diagnosis, treatment, prevention, or management of any disease or medical condition. The Amylin License Agreement will remain in effect at all times and thereafter, unless and until terminated earlier pursuant to the Amylin License Agreement. The Company accounted for this license as an indefinite-lived intangible asset.

There were no impairment of indefinite-lived intangible asset charges during the three months ended September 30, 2026 and 2025.

The following table summarizes by category the gross carrying value and accumulated amortization of intangible assets (in thousands):

	June 30,				September 30,
	2026	Amortization	Additions	Impairments	2026
Intellectual property – gross carrying value	$400	$—	$—	$—	$400
Intellectual property – accumulated amortization	(75)	(5)	—	—	(80)
Total definite lived intangible assets	325	(5)	—	—	320

Intellectual property – indefinite lived	—	—	—	—	—
Licenses – indefinite lived	1,500	—	750	—	2,250

Total net intangibles	$1,825	$(5)	$750	$—	$2,570

Amortization expense was approximately $5,000 for each of the three months ended September 30, 2026 and 2025.

See Note 3 - Summary of Significant Accounting Policies and Note 4 – Financial Instruments and Fair Value Measurement for additional information.

12.   Debt

Equipment Financing

On October 12, 2022, the Company entered into an equipment financing master lease agreement and a lease supplement whereby $500,000 was borrowed over 36 months at an imputed interest rate of 10.62% and securitized by certain assets purchased for the San Diego research and development laboratory space. The financing was payable in monthly installments of $16,230 through October 2025. Interest incurred under the financing for the three months ended September 30, 2026 and 2025 totaled approximately $0 and $1,000, respectively. At September 30, 2026 and June 30, 2026, the balance owed under the financing was $0 and the Company has no further obligation outstanding under the lease agreement.

Credit and Security Agreement

On January 16, 2024, the Company entered into a credit and security agreement (the “Credit and Security Agreement”) with Loeb Term Solutions LLC (“Lender”), for a term loan or equipment line of credit loan (the “Loan”) pursuant to which the Company issued to Lender a term promissory note in the principal amount of $1,071,572 (the “2024 Term Note”) bearing interest at the Prime Rate, as quoted in the Wall Street Journal plus 8.5% (the “Effective Rate”), for proceeds of $1,027,455 after payment of $42,863 to Lender as an origination fee, $1,179 for appraisal costs, and $75 for bank wire fees.

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

The financing was payable in monthly installments of $30,710 through December 2025 and a balloon payment of approximately $652,000 in January 2026, which included approximately $9,000 of interest. The Company paid the remaining balance owed under the 2024 Term Note in full in December 2025, prior to the end of the financing term without incurring a pre-payment penalty. At September 30, 2026 and June 30, 2026, the balance owed under the 2024 Term Note was $0. Interest incurred for the three months ended September 30, 2026 and 2025 totaled approximately $0 and $32,000, respectively.

13.   Finance Lease Obligations

Equipment

The Company assumed three equipment leases that were accounted for as finance leases totaling approximately $814,000 as part of the RubrYc Asset Purchase Agreement (see Note 5 – Significant Transactions and Note 8 – Finance Lease ROU Assets for additional information). The monthly rental for the three leases was approximately $27,000 per month. The lease terms expired in the first quarter of fiscal year 2026.

The following tables present the components of lease expense and supplemental balance sheet information related to the finance lease obligation (in thousands).

	Three Months Ended	Three Months Ended
	September 30, 2026	September 30, 2025
Finance lease cost:
Amortization of ROU assets	$—	$68
Interest on lease liabilities	—	1
Total lease cost	$—	$69

Other information:
Cash paid for amounts included in the measurement lease liabilities:
Financing cash flows from finance lease obligations	$—	$53

14.   Operating Lease Obligations

San Diego

On September 10, 2021, the Company entered into the San Diego Lease.  Terms of the lease include the following:

●	The length of term of the lease is 88 months from the lease commencement date (as defined).
●	The lease commencement date is September 16, 2022.
●	The monthly rent for the first year of the lease is $51,223 and increases approximately 3% per year.
●	The lease provides for a base rent abatement for months two through five in the first year of the lease.
●	The landlord providing a tenant improvement allowance of $81,860 to be used for improvements as specified in the lease.
●	The Company is responsible for other expenses such as electric, janitorial, etc.
●	The Company opened an irrevocable letter of credit in the amount of $188,844 in favor of the landlord. The letter of credit expires on October 8, 2026 and renews annually as required.

As discussed above, the lease provides for scheduled increases in base rent and scheduled rent abatements. Rent expense is charged to operations using the straight-line method over the term of the lease which results in rent expense being charged to operations at inception of the lease in excess of required lease payments. This excess (formerly classified as deferred rent) is shown as a reduction of the operating lease right-of-use asset in the accompanying condensed consolidated balance sheet. Rent expense for the San Diego facility commenced in fiscal year 2022, when the Company began making improvements to the facility.

The following tables present the components of lease expense and supplemental balance sheet information related to the operating lease obligation (in thousands):

	Three Months Ended		Three Months Ended
	September 30, 2026		September 30, 2025
Operating lease cost:	$141		$141
Total lease cost	$141		$141

Other information:
Cash paid for amounts included in the measurement lease liability:
Operating cash flows from operating lease	$141		$141
Operating cash flows from operating lease obligation	$170		$165

	September 30,		June 30,
	2026		2026
Operating lease ROU assets	$1,566		$1,667
Operating lease obligations - current portion	$561		$546
Operating lease obligations - noncurrent portion	$1,507		$1,652
Weighted average remaining lease term - operating leases	3.25	years	3.50
Weighted average discount rate - operating lease obligations	7.25%		7.25

Future minimum payments under the operating lease obligation are as follows (in thousands):

Fiscal period ending on September 30:	Principal	Imputed Interest	Total
2027	$561	$132	$693
2028	626	89	715
2029	694	41	735
2030	187	2	189
Total minimum lease payments	2,068	$264	$2,332
Less: current portion	(561)
Long-term portion of minimum lease obligation	$1,507

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

Series 2022 Convertible Preferred Stock (“Series 2022 Preferred”)

On May 9, 2022, the Company’s Board created the Series 2022 Preferred, par value $0.001 per share, out of the Company’s one million authorized shares of preferred stock. Each share of Series 2022 Preferred was convertible at a ratio of one-for-one (1:1) into shares of Common Stock on a pre-split basis. 1,000 shares were issued in fiscal year 2022 and such shares were converted into common stock on July 19, 2022 (fiscal year 2023). No shares of Series 2022 Preferred were issued and outstanding as of September 30, 2026 and June 30, 2026.

Common Stock

The number of authorized shares of the Company’s Common Stock is 275 million. See Note 21 – Subsequent Events for additional information.

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

2023 Securities Purchase Agreement

On December 7, 2023, the Company closed a public offering (the “2023 Offering”) after it entered into a securities purchase agreement, dated December 5, 2023 (the “2023 Securities Purchase Agreement”) with certain purchasers identified on the signature pages of the 2023 Securities Purchase Agreement, pursuant to which the Company sold, in the 2023 Offering, (i) 600,000 shares of Common Stock, (ii) 1,650,000 pre-funded warrants (the “2023 Pre-Funded Warrants”) exercisable for up to an aggregate of 1,650,000 shares of Common Stock, (iii) 2,250,000 Series C common warrants (the “Series C Common Warrants”) exercisable for up to an aggregate of 2,250,000 shares of Common Stock, and (iv) 2,250,000 Series D common warrants (the “Series D Common Warrants,” and together with the Series C Common Warrants, the “Common Warrants”) exercisable for up to an aggregate of 2,250,000 shares of Common Stock. The combined purchase price of each share of Common Stock and the accompanying Common Warrants was $2.00 and the combined purchase price of each 2023 Pre-Funded Warrant and the accompanying Common Warrants was $1.9999, which is equal to the combined purchase price per share of Common Stock and accompanying Common Warrants, minus the exercise price of each 2023 Pre-Funded Warrant of $0.0001. A.G.P./Alliance Global Partners (“A.G.P.”) acted as lead placement agent, and Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”), acted as co-placement agent (A.G.P. and Brookline are referred to herein, collectively, as the “Placement Agents”) for the 2023 Offering.

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

The Company received net proceeds of approximately $4 million in the 2023 Offering after deducting commissions and other issuance costs. Approximately $308,000 of issuance costs are reported in accrued expenses in the condensed consolidated balance sheet at September 30, 2026 and June 30, 2026.

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

The Private Placement closed on April 1, 2024 at which time the Company received net proceeds of approximately $14.1 million.

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

On February 23, 2026, the Company provided notice terminating the ATM Agreement. Under the terminated ATM Agreement, 3,184,899 shares of Common Stock were sold during the fiscal year ended June 30, 2025 and the Company received approximately $2,617,000 in net proceeds. During the quarterly period ended September 30, 2025, 305,424 shares of Common Stock were sold under the ATM Agreement and the Company received net proceeds of approximately $219,000. No additional shares of Common Stock were sold under the ATM agreement during the third quarter of fiscal year 2026 through the termination date.

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

AstralBio Myostatin License Agreement

Pursuant to the Myostatin License Agreement with AstralBio, 246,087 shares of the Company’s Common Stock were issued on January 29, 2025 to settle the fixed upfront fee of $750,000 due to AstralBio. See Note 5 – Significant Transactions for additional information.

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

Leerink Underwritten Offering

On August 19, 2025, the Company entered into an underwriting agreement (the “2025 Underwriting Agreement”) with Leerink Partners LLC (“Leerink”), as representative of the underwriters, relating to the offering, issuance and sale of pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase up to an aggregate of 71,540,000 shares of Common Stock of the Company and accompanying Series G warrants (the “Series G Warrants”) to purchase (i) up to an aggregate of 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to an aggregate of 35,770,000 shares of Common Stock in lieu thereof) and (ii) Series H warrants (the “Series H Warrants”) to purchase up to an aggregate of 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to an aggregate of 35,770,000 shares of Common Stock in lieu thereof) (the “2025 Offering”). The combined public offering price per 2025 Pre-Funded Warrant and accompanying Series G Warrant was $0.699.

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

The Company evaluated the 2025 Offering under both ASC 480 and ASC 815-40 to determine if the warrants issued met all of the conditions for equity classification. The Company determined that the warrants met all of the conditions as the warrants issued were indexed to the Company’s own stock and met the fixed-for-fixed criteria. As such, the 2025 Offering was classified in additional paid-in capital and is not subject to re-measurement.

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

The Company received net proceeds of $26.3 million during fiscal year 2026 from the exercise of Series G and Series H Warrants. In addition, the Company received net proceeds of approximately $0.1 million in the first fiscal quarter of 2027 from the exercise of 2025

Pre-Funded Warrants and Series H Warrants. The Company may receive up to an aggregate of $22.0 million of additional gross proceeds if the remaining Series H Warrants are exercised in full for cash. (See Note 21 – Subsequent Events for additional information.)

2026 Securities Purchase Agreement

On January 8, 2026, the Company entered into a securities purchase agreement (the “2026 Purchase Agreement”) with certain institutional investors (the “2026 Investors”), pursuant to which the Company issued and sold to the 2026 Investors, in a private placement priced at-the-market consistent with the rules of Nasdaq (the “2026 Private Placement”) an aggregate of 1,408,481 shares of Common Stock and, in lieu of shares, pre-funded warrants (the “2026 Pre-Funded Warrants”) to purchase up to an aggregate of 9,653,257 shares of Common Stock (the “2026 Pre-Funded Warrant Shares”). The purchase price per share of Common Stock was $2.35. The purchase price per 2026 Pre-Funded Warrant was $2.349, which is equal to the purchase price per share of Common Stock, minus the exercise price of $0.001 for each pre-funded warrant.

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

The Company evaluated the 2026 Purchase Agreement under both ASC 480 and ASC 815-40 to determine if the warrants issued met all of the conditions for equity classification. The Company determined that the warrants met all of the conditions as the warrants issued were indexed to the Company’s own stock and met the fixed-for-fixed criteria. As such, the 2026 Purchase Agreement was classified in additional paid-in capital and is not subject to re-measurement.

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

The offering of shares of Common Stock pursuant to the 2026 ATM Agreement will terminate upon the earlier of (i) the sale of all shares of Common Stock subject to the 2026 ATM Agreement, or (ii) termination of the 2026 ATM Agreement as permitted therein by the Company or Jefferies. No shares were sold under the 2026 ATM Agreement as of September 30, 2026.

Exercise of Stock Options

No stock options were exercised during the three months ended September 30, 2026 and the fiscal year ended June 30, 2026.

Vesting of Restricted Stock Units “RSUs”

No unvested RSUs remain at September 30, 2026. RSUs for 11 shares of Common Stock vested during the fiscal year ended June 30, 2026.

Warrants

Bryan Capital

On November 1, 2021, the Company issued Bryan Capital a Warrant to purchase up to 2,579 shares of Common Stock at an exercise price of $665 per share. The Warrant was not exercised and expired on October 10, 2026.

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

During fiscal year 2023, 17,064 Series A Warrants and 89,059 Series B Warrants were exercised. On August 4, 2023, the Company agreed to amend the exercise price with certain holders of the Series A Warrants and Series B Warrants that were acquired from the Company in the underwritten public offering that was completed in December 2022. Under the amended warrants, the Company agreed to amend existing Series A Warrants to purchase up to 173,795 shares of Common Stock and existing Series B Warrants to purchase up to 102,900 shares of Common Stock that were previously issued in December 2022 to certain investors in the public offering, with an original exercise price of $20.80 per share, to reduced exercise price of $10.00 per share.

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

No Series A Warrants were exercised during the three months ended September 30, 2026 and the fiscal year ended June 30, 2026.

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

The combined purchase price of each share of Common Stock and the accompanying Common Warrants was $2.00 and the combined purchase price of each 2023 Pre-Funded Warrant and the accompanying Common Warrants was $1.9999, which is equal to the combined purchase price per share of Common Stock and accompanying Common Warrants, minus the exercise price of each 2023 Pre-Funded Warrant of $0.0001. The Series C Common Warrants and the Series D Common Warrants have an exercise price of $2.00 per share and were immediately exercisable. The Series C Common Warrants expired two (2) years from the date of issuance, and the Series D Common Warrants expire five (5) years from the date of issuance.

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

On April 29, 2025, the Company entered into an Inducement Agreement with Holders of certain Existing Warrants, which included Series C Common Warrants to purchase up to 1,000,000 shares of Common Stock with an exercise price of $2.00 per share and Series D Common Warrants to purchase up to 1,000,000 shares of Common Stock with an exercise price of $2.00 per share. Pursuant to the Inducement Agreement, the Holders of the Series C Common Warrants to purchase up to 1,000,000 shares of Common Stock and Series D Common Warrants to purchase up to 1,000,000 shares of Common Stock agreed to exercise such warrants for cash to purchase an aggregate of 2,000,000 shares of Common Stock, at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of Nasdaq, as of the close of trading on April 28, 2025.

On December 7, 2025, all Series C Common Warrants that were not exercised prior to such date expired.

Chardan Capital Markets

On April 29, 2025, the Company entered into an Inducement Agreement with Holders of certain Existing Warrants, which included Series E Warrants to purchase up to 3,482,455 shares of Common Stock with an exercise price of $2.64 per share. Pursuant to the Inducement Agreement, the Holders of the Series E Warrants to purchase up to 3,482,455 shares of Common Stock agreed to exercise such warrants for cash to purchase up to an aggregate of 3,482,455 shares of Common Stock at a reduced exercise price of $0.86 per share, which was the Minimum Price, as defined in the rules of Nasdaq, as of the close of trading on April 28, 2025.

During the fiscal year ended June 30, 2025, 2024 Pre-Funded Warrants to purchase 1,131,578 shares of Common Stock were exercised for proceeds of approximately $113.

During the fiscal year ended June 30, 2026, the remaining 2024 Pre-Funded Warrants to purchase 1,454,385 shares of Common Stock were exercised for proceeds of approximately $145.

No Series E Warrants were exercised during the three months ended September 30, 2026 or in fiscal year 2026.

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

On May 17, 2024, iBio CDMO, the Company and Woodforest entered into the Settlement Agreement which provided that iBio CDMO pay to Woodforest the proceeds of the sale of the Property under the purchase and sale agreement that iBio CDMO entered into with Texas A&M, pursuant to which iBio CDMO agreed to terminate the Ground Lease Agreement (the “2024 Purchase and Sale Agreement”) when received and determined in consultation with Woodforest the remaining balance due under the Credit Agreement

(the “Indebtedness Deficiency Amount”). Thereafter, the Company issued to Woodforest upon receipt of NYSE American LLC approval a pre-funded warrant (the “Pre-Funded Warrant”) to purchase up to 1,560,570 shares of Common Stock that expired upon full exercise thereof and was exercisable at a nominal exercise price equal to $0.0001 per share, which equaled the Indebtedness Deficiency Amount divided by $2.883 (the greater of the book value or the market value of Common Stock at the time the Settlement Agreement was executed). Pursuant to the Settlement Agreement, upon the closing of the sale of the Property under the 2024 Purchase and Sale Agreement, Woodforest purchased the Pre-Funded Warrant in satisfaction of the Indebtedness Deficiency Amount, and released the Company and iBio CDMO from any and all claims, debts, liabilities or causes of action it may have against them prior to such date, and the Company and iBio CDMO released Woodforest and its related parties from any and all claims, debts, liabilities or causes of action it may have against them prior to such date.

On May 31, 2024, in accordance with the terms of the Settlement Agreement entered into on May 17, 2024 with Woodforest in consideration of the payment in full of all Obligations (as such term is defined under the Credit Agreement) (a) iBio CDMO paid to Woodforest (i) $8,500,000, which it received from the sale of the Property under the 2024 Purchase and Sale Agreement, and (ii) approximately $915,000 from restricted cash which had previously been held by Woodforest, and (b) the Company issued the Pre-Funded Warrant to purchase up to 1,560,570 shares of Common Stock (the “Pre-Funded Warrant Shares”) to Woodforest exercisable at a nominal exercise price equal to $0.0001 per share. The Pre-Funded Warrant issued to Woodforest under the Settlement Agreement was subsequently assigned by Woodforest to Lynx1 Master Fund LP (“Lynx1”) on January 13, 2025.

During fiscal year 2026, Lynx1 elected a cashless exercise of the Pre-Funded Warrant to purchase 1,560,570 shares of Common Stock. Pursuant to the terms of the Pre-Funded Warrant, upon such cashless exercise, 1,560,451 shares of Common Stock were issued to Lynx1, and 119 shares of Common Stock were returned to the Company as shares available to be issued. Upon delivery of the shares of Common Stock to Lynx1, no further Pre-Funded Warrant Shares remain issuable under the Pre-Funded Warrant.

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

During fiscal year 2026, Inducement Warrants to purchase 6,240,214 shares of Common Stock were exercised for proceeds of approximately $5.4 million. No Inducement Warrants were exercised during the three months ended September 30, 2026.

Leerink Partners

On August  19, 2025, the Company entered into the 2025 Underwriting Agreement with Leerink, as representative of the underwriters, relating to the offering, issuance and sale of the 2025 Pre-Funded Warrants to purchase up to an aggregate of 71,540,000 shares of Common Stock of the Company and accompanying Series G Warrants to purchase (i) an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof) and (ii) Series H Warrants to purchase an aggregate of up to 35,770,000 shares of Common Stock (or, for those investors who so choose, pre-funded warrants to purchase up to 35,770,000 shares of Common Stock in lieu thereof). The combined public offering price per 2025 Pre-Funded Warrant and accompanying Series G Warrant was $0.699.

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

Pursuant to the terms of the 2025 Underwriting Agreement, the Company agreed to pay the underwriter a fee equal to six percent (6%) of the cash exercise fee received by the Company for all cash exercises of warrants issued in connection with the 2025 Offering for a period of thirty (30) months following the closing of the transaction. The fee is due no later than five (5) business days following each calendar quarter. The Company incurred fees on these proceeds totaling approximately $1,680,000 during fiscal year 2026, of which approximately $1,173,000 was included in accrued expenses on the consolidated balance sheets at June 30, 2026. The approximate $1,173,000 underwriter fee was paid in July 2026.

Outstanding Pre-Funded Warrants

At September 30, 2026, a total of pre-funded warrants to purchase up to 87,289,168 shares of Common Stock with an exercise price of $0.001, were outstanding.

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

	Three Months Ended
	September 30,
	2026	2025
Basic and diluted numerator:
Net loss - total	$(7,551)	$(5,720)

Basic and diluted denominator:
Weighted-average common shares outstanding	41,506	19,666
Weighted average pre-funded warrants assumed exercised	110,068	33,315
Total weighted-average common shares outstanding	151,574	52,981

Per share amount - total	$(0.05)	$(0.11)

In Fiscal 2027 and Fiscal 2026, the Company incurred net losses which cannot be diluted; therefore, basic and diluted loss per common share is the same. As of September 30, 2026 and 2025, shares issuable which could potentially dilute future earnings were as follows:

	September 30,
	2026	2025

	(in thousands)
Stock options	3,256	1,186
Warrants	38,490	49,086
Shares excluded from the calculation of diluted loss per share	41,746	50,272

See Note 21 – Subsequent Events for additional information.

17.   Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Research and development	$49	$18
General and administrative	386	305
Total	$435	$323

Stock Options

iBio, Inc. 2023 Omnibus Incentive Plan (the “2023 Plan”)

On November 27, 2023, the Company’s stockholders approved the adoption of the 2023 Plan for employees, officers, directors and external service providers which is the successor to the 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) and once approved became effective on January 1, 2024. The maximum number of shares of Common Stock reserved and available for issuance under the 2023 Plan was initially 1,200,000 shares (the “Limit”). In addition, such Limit automatically increases on January 1 of each calendar year commencing on January 1, 2025 and ending on (and including) January 1, 2033, by a number of shares of Common Stock equal to five percent (5%) of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year; provided, however, that the Board may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares of Common Stock, provided further that the Limit, as in effect at any time, shall be adjusted as a result of any reorganization, recapitalization, reclassification, stock dividend, extraordinary cash dividend, stock split, reverse stock split or other similar change in the Company’s capital stock. See Note 21 – Subsequent Events for additional information.

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

In accordance with the provisions of the 2023 Plan, the Limit increased on January 1, 2026 and January 1, 2025 by 1,502,653 and 458,383 shares of Common Stock, respectively, for a total number of awards that can be made under the 2023 Plan as of September 30, 2026 of 3,161,036 shares.

Under the 2023 Plan, 138,150 shares of Common Stock have been issued pursuant to past grants, 2,780,125 shares of Common Stock are reserved for past grants, and the remaining 242,761 shares of Common Stock are available for future grants as of September 30, 2026.

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

Under the 2020 Plan, 23,240 shares of Common Stock have been issued pursuant to past exercises, 25,908 shares of Common Stock are reserved for past grants, and the remaining 14,852 shares of Common Stock are no longer available for future grants as of September 30, 2026.

Stock Option Issuances - 2023 Plan

Issuances of stock options during the three months ended September 30, 2026 were as follows:

Grantee	Plan	# of Options	Exercise Price	Vesting	Term
Employees	2023 Plan	28,700	$1.26 - $1.75	25% 1st year and quarterly thereafter	10 years
Inducement Grant - Executive Officer	Other	430,000	$1.40	25% 1st year and quarterly thereafter	10 years
Total		458,700

The Company estimated the fair value of options granted during the three months ended September 30, 2026 using the Black-Scholes option pricing model with the following assumptions:

Weighted-average risk-free interest rate	4.30% - 4.86%
Dividend yield	0%
Volatility	215.0% - 217.2%
Expected term (in years)	6.24 - 6.34

RSUs

No RSUs were granted during the three months ended September 30, 2026.

18.   Income Taxes

The Company recorded no income tax expense for the three months ended September 30, 2026 and 2025 because the estimated annual effective tax rate was zero. As of September 30, 2026, the Company continues to provide a valuation allowance against its net deferred tax assets since the Company believes it is more likely than not that its deferred tax assets will not be realized.

19.   Commitments and Contingencies

CRO Agreements

In fiscal years 2025 and 2026, the Company entered into agreements with various contract research organizations (“CROs”) for chemistry, manufacturing, and controls (CMC) development, non-clinical toxicology and related studies to advance IBIO-610, IBIO-800 towards clinical testing in addition to clinical studies for IBIO-600. The Company incurred costs of approximately $4.3 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively, and has incurred total costs of approximately $16.2 million since the projects’ inception. The Company is committed to additional costs totaling approximately $10.8 million as of September 30, 2026.

20.   Employee 401(k) Plan

Commencing January 1, 2018, the Company established the iBio, Inc. 401(k) Plan (the “Plan”). Eligible employees of the Company may participate in the Plan, whereby they may elect to make elective deferral contributions pursuant to a salary deduction agreement and receive matching contributions upon meeting age and length-of-service requirements. The Company will make a 100% matching contribution that is not in excess of 5% of an eligible employee’s compensation. In addition, the Company may make qualified non-elective contributions at its discretion. For the three months ended September 30, 2026 and 2025, employer contributions made to the Plan totaled approximately $69,000 and $60,000, respectively.

21.   Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date through November 10, 2026, the date that the financial statements were issued. During this period, there were no material subsequent events requiring disclosure except as discussed below.

Common Stock

On October 14, 2026, the Company held its 2026 Annual Meeting of Stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to increase the number of authorized shares of Common Stock from 275,000,000 shares to 500,000,000 shares (the “Authorized Share Increase”). On October 16, 2026, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Authorized Share Increase, which became effective upon filing.

2023 Plan

At the Annual Meeting, the Company’s stockholders approved Amendment No. 1 (the “Plan Amendment”) to the 2023 Plan to amend the “evergreen” provision of the 2023 Plan such that: (a) on each of January 1, 2027, January 1, 2028 and January 1, 2029, the number of shares of the Company’s Common Stock reserved and available for issuance under the 2023 Plan will increase by a number of shares equal to: (i) 5% of the number of shares of Common Stock outstanding on December 31 of the preceding calendar year, plus (ii) 3% of the number of shares of Common Stock issuable upon exercise of pre-funded warrants outstanding on December 31 of the preceding calendar year, and (b) on each of January 1, 2030, January 1, 2031, January 1, 2032 and January 1, 2033, the number of shares of Common Stock reserved and available for issuance under the 2023 Plan will increase by a number of shares equal to 5% of the total number of shares of Common Stock outstanding on December 31 of the preceding calendar year, provided that the Board of Directors may act prior to January 1 of a given calendar year to provide that the increase for such year will be a lesser number of shares.

Stock Options

On October 14, 2026, the Board approved a grant of stock options to its six (6) independent directors to purchase an aggregate of up to 228,000 shares of Common Stock at an exercise price of $0.78 per share. The options vest pro rata monthly over one year and expire on the tenth anniversary of the grant date.

2025 Pre-Funded Warrants

During the second quarter of fiscal year 2027, 2025 Pre-Funded Warrants to purchase an aggregate of 6,148,553 shares of Common Stock, were exercised for proceeds of approximately $6,149.

Promissory Note Receivable

On October 22, 2026, the Company received a $500,000 payment from Safi for all interest owed and approximately $466,000 was applied as a partial payment on the outstanding principal on the Note.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the consolidated financial statements and the notes thereto and other information included elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Quarterly Report”) and in our annual report on Form 10-K for the year ended June 30, 2026 (the “Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on August 28, 2026. Unless the context requires otherwise, references in this Quarterly Report to “iBio,” the “Company,” “we,” “us,” or “our” and similar terms mean iBio, Inc.

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

Overview

We are a clinical-stage biotechnology company leveraging the power of Artificial Intelligence (“AI”) for the development of precision antibodies against hard-to-drug targets in cardiometabolic and cardiopulmonary diseases. The core mission is to harness the potential of AI and machine learning (“ML”) to unveil novel biologics which other scientists have been unable to develop. Through our innovative AI Drug Discovery Platform, we have been able to identify differentiated molecules aimed at addressing unmet needs by current approved therapies.

We believe the future treatment for obesity lies not just in overall weight loss, but in the quality, durability, and tolerability of weight loss. Current interventional therapies, such as glucagon-like peptide-1 (“GLP-1”) receptor agonists have ushered in a breakthrough era, yet challenges remain: muscle loss, fat regain after treatment cessation, and long-term tolerability. We are developing next-generation therapies with the goal of meeting these unmet needs, by leveraging AI-guided antibody design, advanced screening technologies and deep expertise in biologics development.

Our strategy is built on multiple key principles. First, we aim to develop next-generation antibody therapeutics addressing limitations of currently approved treatments, offering options with the potential to preserve muscle mass, target fat selectively, and provide durable weight loss with improved tolerability. Second, we are prioritizing targets with strong human genetic and clinical validation, which we believe both reduces translational risk and increases the likelihood of clinical success. Third, we are evaluating opportunities in adjacent obesity-related indications, including cardiometabolic and cardiopulmonary conditions such as pulmonary hypertension due to heart failure with preserved ejection fraction (“PH-HFpEF”).  Lastly, we are applying our integrated AI Drug Discovery Platform and deep scientific expertise to rapidly generate and advance development-ready biologics, with the goal of enabling us to move with speed and precision in a competitive and fast-evolving field.

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

Following Clinical Trial Notification (“CTN”) acknowledgement from Australia’s Therapeutic Goods Administration (“TGA”) and ethics approval from a Human Research Ethics Committee (“HREC”), we initiated a Phase 1 clinical trial of IBIO-600 in Australia and dosed the first participant in June 2026, marking our transition to a clinical-stage company and represented the first molecule generated using our AI Drug Discovery Platform to advance into clinical development. To date, we have completed dosing across all four planned single ascending dose (SAD) cohorts of the Phase 1 clinical trial of IBIO-600 in Australia. In parallel, we have accelerated the development of IBIO-610, a potentially first-in-class, long-acting antibody designed to inhibit Activin E, and anticipate commencing first-in-human clinical trials in the first half of calendar year 2027. We are also advancing additional preclinical programs, including IBIO-800, a myostatin × Activin A bispecific antibody being evaluated for potential use in PH-HFpEF.

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

IBIO-610 was evaluated in preclinical pharmacokinetic (“PK”) and body composition studies in obese, mature non-human primates (“NHPs”) designed to characterize systemic exposure, target engagement, and effects on body composition. IBIO-610 demonstrated a terminal half-life of approximately 33.2 days in obese NHPs, and based on allometric scaling approaches, we estimated a projected human half-life of up to 100 days, which may support infrequent dosing. In a small study that was not statistically powered, following two doses administered eight weeks apart, IBIO-610 reduced visceral fat by 6.7% and total fat mass by 5.2% compared with vehicle-treated obese NHPs, with a slight increase in lean mass. These findings are consistent with the fat-selective profile observed in prior rodent studies.

Additional NHP data demonstrated sustained inhibition of active Activin E following a single intravenous dose of IBIO-610, with reductions in circulating active Activin E levels of 98% at week 4 and 97% at week 8 compared with baseline. In an eight-week NHP study evaluating IBIO-610 in combination with semaglutide, the combination resulted in greater visceral and total fat loss and a 73% reduction in lean mass loss compared with semaglutide alone. Further analysis of this study demonstrated that at week eight, fat accounted for 93% of the weight lost in NHPs receiving IBIO-610 in combination with semaglutide, compared with 77% in NHPs receiving semaglutide alone and lean mass accounted for 6% and 22% of weight lost, respectively. These preclinical findings further support the potential of IBIO-610 to improve body composition, both as a standalone therapy and in combination with GLP-1 receptor agonists.

We have advanced IBIO-610 into IND-enabling development, including chemistry, manufacturing and controls (“CMC”) activities and good laboratory practice (“GLP”) toxicology studies in rats and NHPs.  We have completed manufacture and fill-finish of a GMP batch of IBIO-610, and long-term stability testing is ongoing. We have engaged a contract research organization to support the initiation of first-in-human clinical testing and anticipate initiating first-in-human clinical trials in the first half of calendar year 2027.

IBIO-800

We are developing IBIO-800, a bispecific antibody designed to selectively neutralize Activin A, myostatin (GDF8), and growth differentiation factor 11 (“GDF11”), with an initial focus on cardiopulmonary disease, particularly pulmonary hypertension associated with heart failure with preserved ejection fraction (“PH-HFpEF”). PH-HFpEF is a complex condition involving cardiac and pulmonary vascular dysfunction, often accompanied by skeletal muscle impairment and reduced exercise capacity. IBIO-800 is designed to address multiple aspects of this disease biology through selective inhibition of these ligands.

Based on our preclinical work, we believe Activin A may contribute to cardiac fibrosis and pulmonary vascular remodeling, while myostatin and GDF11 may contribute to skeletal muscle dysfunction and reduced functional capacity. By targeting these pathways simultaneously, IBIO-800 is being designed to reduce cardiac fibrosis and pulmonary vascular remodeling while improving skeletal muscle function and exercise capacity. The antibody is also designed to avoid broader inhibition of related TGF-β family ligands, with the goal of mitigating certain safety risks associated with less selective approaches.

In preclinical studies using human cardiac fibroblasts, GDF8, GDF11, and Activin A induced markers of fibrotic activation and pro-fibrotic signaling, supporting the biological rationale for targeting these ligands in cardiopulmonary disease. Additional studies using human muscle progenitor cells demonstrated that bispecific antibodies from this program promoted greater differentiation and fusion into mature muscle cells compared with antibodies targeting myostatin or Activin A alone. We are also evaluating the effects of IBIO-800 in preclinical models of cardiopulmonary disease.

In June 2026, we nominated IBIO-800 as a development candidate and have since advanced the program into investigational new drug (“IND”)-enabling development. These activities include the initiation of CMC development and GLP toxicology studies. We currently anticipate an IND-equivalent filing in the first half of calendar year 2027.

IBIO-600

In April 2024, as result of the collaboration with AstralBio, Inc. (“AstralBio”), we initiated a program to discover and develop a long-acting anti-myostatin antibody. Using our StableHu platform coupled with mammalian display, we optimized hit antibodies across multiple parameters, including affinity for myostatin, binding to the FcRn receptor, expression levels in mammalian cells, and resistance to poly-reactivity and aggregation. The final candidate, IBIO-600, was also observed to have a beneficial profile between thermostability and resistance to stress conditions during initial testing.

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

Following completion of the NHP PK study, we initiated CMC and nonclinical toxicology activities to support the advancement of IBIO-600 into clinical development. We have completed manufacture and fill-finish of a GMP batch of IBIO-600, and long-term stability testing is ongoing. We also initiated a nonclinical toxicology program, including rat and NHP dose-range finding studies and GLP toxicology studies. We received Clinical Trial Notification (“CTN”) acknowledgement from Australia’s Therapeutic Goods Administration (“TGA”) and ethics approval from a Human Research Ethics Committee (“HREC”) in Australia, enabling initiation of the first-in-human Phase 1 clinical trial for IBIO-600.

The Phase 1 study is a randomized, double-blind, placebo-controlled trial designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of IBIO-600 in overweight and obese adult participants. We have successfully completed dosing across all four planned single ascending dose (SAD) cohorts, with no dose-limiting safety findings observed to date. Clinical evaluation remains ongoing, including assessment of safety, pharmacokinetics, and pharmacodynamics.  A multiple ascending dose (MAD) study for IBIO-600 is expected to initiate in first quarter of calendar year 2027.

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

Early preclinical results demonstrate the potential of this approach. In a proof-of-concept study in diet-induced obesity (“DIO”) mice, an early DACRA-like agonist antibody reduced acute food intake by approximately 60% (p<0.05), compared with a 67% reduction observed with a benchmark DACRA peptide. Building on these results, we have generated and characterized a portfolio of selective amylin receptor agonist (“SARA”) antibodies, including AMY1-selective, AMY3-selective, and dual AMY1/AMY3 agonists with distinct in vitro potency and selectivity profiles. Together, these findings support the further study of the potential of antibody-based amylin receptor agonism and demonstrate our ability to engineer antibodies with differentiated receptor pharmacology. As the third obesity program from our AstralBio collaboration, this work further demonstrates the application of our AI Drug Discovery Platform to challenging GPCR targets.

AI Drug Discovery Platform

Overview

Our technology stack is a multi-layered, AI-powered system designed to significantly enhance the probability of success in discovering and developing antibodies against hard-to-drug, pathophysiologically relevant proteins. The platform comprises three integrated layers, each contributing a distinct capability to the discovery, engineering, and optimization of precision antibodies. By seamlessly combining advanced computational design with cutting-edge biological technologies, our AI-driven discovery platform enables the rapid generation of antibody therapeutics characterized by high specificity, optimized developability, and accelerated progression from concept to clinic.

The first layer, epitope engineering, leverages the patented AI-engine to target specific regions of proteins, allowing us to engineer antibodies with high specificity and efficacy. Pursuing specific epitopes that elicit a specific biological function allows us to create antibodies with complex modes of action, like agonistic or cell activating antibodies. The second layer involves the proprietary antibody library, which is built on clinically validated frameworks and offers a rich diversity of human antibodies. The third layer of the technology stack is our mammalian display technology coupled to StableHu AI for antibody optimization. This combination has been shown to speed up the Lead Optimization process and potentially minimize downstream risks, with the goal of making the overall development process more efficient and cost-effective.

Building on this foundation, EngageTx™ is our next-generation CD3 T-cell engager technology designed to enable the development of potent and selective T-cell-engaging therapeutics. EngageTx comprises of an optimized panel of CD3-binding antibodies spanning a broad range of potencies, with NHP cross-reactivity, enhanced humanness, and strong tumor-killing activity accompanied by reduced cytokine release. This technology provides a versatile foundation for developing bispecific T-cell engagers with tailored activity profiles for optimization of therapeutic efficacy and safety.

AI Epitope Steering Technology

Epitopes - the regions of a target protein recognized by antibodies - are critical to eliciting desired biological effects when targeted with antibodies. Traditional epitope-specific discovery methods often struggle with dominant-epitope antibodies that lack efficacy yet overwhelm screening, obscuring antibodies against more therapeutically valuable sites. These approaches also tend to yield few or no hits against complex, hard-to-drug epitopes due to structural challenges and the limited availability of stable scaffolds needed to maintain epitope integrity during discovery.

Our Epitope Steering technology directly addresses these limitations by guiding antibody generation toward predefined regions of a target protein. Using AI, we design engineered epitopes - precisely modeled and optimized fragments of the target - to improve structural fidelity, solubility, and stability. These engineered epitopes enable efficient antibody selection from naïve or immunized libraries, significantly increasing discovery success, especially for agonistic or functionally active antibodies.

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

Mammalian Display StableHu AI Antibody-Optimization Technology

Antibody optimization is a critical step in the development of therapeutic antibodies, enabling the refinement of properties influencing efficacy, safety, and manufacturability. Traditional approaches often optimize individual antibody characteristics sequentially, requiring multiple rounds of engineering and screening to achieve the desired combination of properties. In contrast, technologies enabling simultaneous selection across multiple dimensions can accelerate the identification of antibodies with favorable therapeutic and developability profiles.

While phage display libraries are often used in antibody engineering due to their vast diversity, they can increase developability risks such as low expression, instability, or aggregation of antibodies. Mammalian display libraries, on the other hand, offer improved developability characteristics but reduced diversity due to the smaller library sizes they can accommodate. StableHu addresses this limitation by using ML to generate focused library diversity within the capacity of mammalian display.

StableHu is a proprietary AI-powered technology designed to generate focused libraries of antibodies with fully human complementarity-determining region (CDR) variants based on an input antibody. This input can range from an early, unoptimized molecule to an approved drug. StableHu uses ML to predict human-like CDR sequences while preserving key characteristics of the input antibody. By intelligently exploring sequence diversity, StableHu enables the generation of antibody libraries enriched for variants with desirable properties, reducing the need to screen large numbers of randomly generated sequences. This targeted approach allows us to explore antibody sequence space more efficiently while maintaining library sizes compatible with high-throughput mammalian display screening.

When paired with mammalian display technology, StableHu enables multidimensional antibody engineering through the integration of AI-guided library design and high-throughput experimental selection. This approach has the potential to reduce iterative optimization steps while improving antibody expression, binding selectivity, cross-species reactivity, and overall developability.

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

In March 2024, we entered into a collaboration with AstralBio to discover and develop novel antibodies for obesity and other cardiometabolic diseases. As part of the collaboration, we granted an exclusive license to AstralBio of our AI-powered technology to identify and engineer four (4) targets for the treatment of obesity and cardiometabolic diseases, of which AstralBio may continue the pre-clinical development and deploy its proven drug development expertise to advance candidates to an IND application. We have the exclusive option to license four (4) obesity and cardiometabolic targets from AstralBio and as a result, we will receive the right to develop, manufacture and commercialize those targets upon exercise. Upon mutual consent with AstralBio, we may also expand the collaboration to include additional targets in other fields.

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

In August 2026, we exercised our third option and entered into the Amylin License Agreement with AstralBio, pursuant to which AstralBio licensed to us, on a worldwide exclusive basis and with the right to grant sublicenses, under the AstralBio Licensed Patents (as defined in the Amylin License Agreement) and AstralBio Licensed Know-How (as defined in the Amylin License Agreement) to develop, manufacture and commercialize and otherwise exploit any product directed to Amylin that contains the licensed antibody targeting Amylin, for research, diagnosis, treatment, prevention, or management of any disease or medical condition. We are solely responsible for all decisions related to the launch, sales and marketing and promotion of Amylin Licensed Product in our discretion, subject to the terms of the Amylin License Agreement, and for all costs for all activities related to, the development, manufacture and commercialization of the Amylin Licensed Product worldwide.

We continue to seek to advance our preclinical immune-oncology candidates with potential as standalone or combination therapies while seeking partnerships for IBIO-600 in the most competitive areas that will likely require combination therapy.  Further, we continue to seek out opportunities for future collaborations using our AI Drug Discovery Platform.

Recent Developments

2025 Pre-Funded Warrants

During the three months ended September 30, 2026 and subsequent through November 10, 2026, 2025 Pre-Funded Warrants to purchase an aggregate of 14,692,248 shares of Common Stock were exercised for proceeds of approximately $14,692.

Series H Warrants

During the three months ended September 30, 2026, Series H Warrants to purchase 65,000 shares of Common Stock were exercised whereby the holder elected to receive 65,000 shares of Common Stock for gross proceeds of approximately $46,000.

Carr Separation Agreement

Effective October 30, 2026, Chief Medical Officer Dr. Molly Carr is no longer employed by the Company. We are conducting a search for Dr. Carr’s replacement. We expect to complete a separation and release agreement with Dr. Carr, the details of which have not yet been finalized.

Liquidity and Capital Resources

We have incurred net losses and generated negative cash flows from operations for many years. For the three months ended September 30, 2026, we incurred a net loss of approximately $7.6 million and had negative cash flows from operations of approximately $9.4 million. Historically, our liquidity needs have been met by the sale and issuances of securities and the issuances of shares of Common Stock through the exercise of warrants. As of September 30, 2026, we had total current assets of approximately $81.2 million, of which approximately $45.4 million was cash and cash equivalents and approximately $31.2 million was investments in debt securities. For the three months ended September 30, 2026, we used net cash in operating activities of $9.4 million compared to $5.7 million for the three months ended September 30, 2025.

Based on the total cash and cash equivalents, and investments in debt securities of approximately $76.7 million at September 30, 2026, we believe that our current cash position is sufficient to fund our operations for at least 12 months from the date of filing this Quarterly Report.

Despite this liquidity position, the history of significant losses, the negative cash flow from operations, and the dependence by us on our ability to obtain additional financing to fund our operations raised substantial doubt about our ability to continue as a going concern. However, based on our current liquidity we concluded the substantial doubt has been alleviated. We received gross proceeds of approximately $54,000 from the exercise of warrants during the three months ended September 30, 2026. Our ability to generate future revenue is dependent on the successful development, regulatory approval, and commercialization of our product candidates, which are subject to significant risks and uncertainties, including clinical trial outcomes, review timelines of the U.S. Food and Drug Administration (the “FDA”), and market acceptance.

Results of Operations – Comparison of the three months ended September 30, 2026 and 2025

Revenue

Our ongoing business is primarily focused on i) development of our pipeline for which we do not expect revenue for many years, if at all, and ii) on advancing our AI-driven discovery platform to develop molecules against hard to drug targets. To date this platform has not generated any material revenue, though we may realize revenue from it in the future. Revenue in the amount of $1.1 million was recognized for services provided to a collaborative partner during the three months ended September 30, 2026. Revenue in the amount of $0.1 million was recognized for services provided to a collaborative partner during the three months ended September 30, 2025.

Research and Development Expenses (“R&D”)

R&D expenses for the three months ended September 30, 2026 and 2025 were $6.7 million and $3.6 million, respectively, an increase of approximately $3.1 million or approximately 87%. The increase in R&D expenses is primarily due to increased spending of approximately $2.6 million for consultants and outside services supporting our R&D efforts, including the IBIO-600 Phase 1 human clinical trial, NHP studies and CMC activities, and an increase of approximately $0.3 million in personnel costs as a result of advancing research activities for our IBIO-600, IBIO-610, and IBIO-800 programs and other preclinical pipeline assets.

On a program-by-program basis, consultants and outside services reported in R&D expenses for the three months ended September 30, 2026, included $2.6 million for IBIO-600, $0.8 million for IBIO-610, $1.0 million for IBIO-800, and $0.3 million for all other pipeline programs. On a program-by-program basis, consultants and outside services reported in R&D expenses for the three months ended September 30, 2025, included $1.5 million for IBIO-600, $0.4 million for IBIO-610, and $0.2 million for all other pipeline programs.

Consultant and outside services accounted for approximately 70% and 57% of total R&D expenses for the three months ended September 30, 2026 and 2025, respectively.

General and Administrative Expenses (“G&A”)

G&A expenses for the three months ended September 30, 2026 and 2025 were approximately $2.8 million and $2.5 million, respectively, an increase of approximately $0.3 million or approximately 10%. The increase is primarily attributable to an increase in personnel costs and legal fees.

Total Operating Expenses

Total operating expenses, consisting primarily of G&A expenses and R&D expenses, for the three months ended September 30, 2026 were approximately $9.4 million, compared to approximately $6.1 million in the same period of fiscal year 2026.

Other Income (Expense)

Total other income for the three months ended September 30, 2026 was approximately $0.8 million, compared to approximately $0.2 million for the three months ended September 30, 2025, an increase of approximately $0.6 million. Interest income increased by approximately $0.5 million, or approximately 195%, primarily due to higher average balances of cash equivalents and investments in debt securities following our financing transactions, and interest expense decreased to $0 from approximately $34,000 as a result of the repayment of our debt and finance lease obligations.

Net Loss

Our net loss for the three months ended September 30, 2026 was $7.6 million, or $0.05 per share of Common Stock, compared to our net loss of approximately $5.7 million, or $0.11 per share of Common Stock, for the three months ended September 30, 2025.

Uses of Cash and Funding Requirements

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $9.4 million for the three months ended September 30, 2026, compared to $5.7 million for the three months ended September 30, 2025. The use of cash was primarily attributable to funding our net loss for the period.

Net Cash (Used in) Investing Activities

Net cash used in investing activities of approximately $0.5 million for the three months ended September 30, 2026 was related to the purchase of investments in debt securities, acquisition of the Amylin license, and purchase of fixed assets, offset by the redemption of investments in debt securities. Net cash used in investing activities was approximately $21.5 million for the three months ended September 30, 2025 and was primarily due to the purchase of investments in debt securities and the purchase of fixed assets.

Net Cash (Used in) Provided by Financing Activities

Net cash used in financing activities during the three months ended September 30, 2026, was approximately $1.1 million and was primarily attributable to the payment of underwriter fees related to warrants exercised in the fourth quarter of fiscal year 2026. Net cash provided by financing activities during the three months ended September 30, 2025, was approximately $46.7 million and was attributable to the net proceeds from the sale of securities partially offset by payments towards debt, including the finance lease obligations, term promissory note and equipment financing loan.

Funding Requirements

We have incurred significant losses and negative cash flows from operations since our spin-off from Integrated BioPharma in August 2008. As of September 30, 2026, our accumulated deficit was approximately $372.8 million, and we used approximately $9.4 million for operating activities during the three months ended September 30, 2026. As of September 30, 2025, our accumulated deficit was approximately $337.9 million, and we used approximately $5.7 million for operating activities during the three months ended September 30, 2025. Our current cash, cash equivalents and investments in debt securities of approximately $76.7 million as of September 30, 2026, is anticipated to be sufficient to support operations into the fourth quarter of fiscal year 2028.

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

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE”s), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually limited purposes. As of September 30, 2026, we were not involved in any SPE transactions.

Critical Accounting Estimates

A critical accounting policy is one that is both important to the portrayal of a company’s financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Our condensed consolidated financial statements are presented in accordance with U.S. GAAP, and all applicable U.S. GAAP accounting standards effective as of September 30, 2026, have been taken into consideration in preparing the condensed consolidated financial statements. The preparation of condensed consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Some of those estimates are subjective and complex, and, consequently, actual results could differ from those estimates. We base our estimates, to the extent possible, on historical experience. Historical information is modified as appropriate based on current business factors and various assumptions that we believe are necessary to form a basis for making judgments about the carrying value of assets and liabilities. We evaluate our estimates on an ongoing basis and make changes when necessary. Actual results could differ from our estimates.

Critical accounting estimates are those estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. The following accounting estimate had a material impact on our results of operations for the three months ended September 30, 2026.

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

Our remaining critical accounting estimates remain consistent with the information disclosed in the same section in our last annual report on Form 10-K for the year ended June 30, 2026. The following accounting policies and estimates have been highlighted as significant because changes to certain judgments and assumptions inherent in these policies could affect our condensed consolidated financial statements:

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the direction of our Chief Executive Officer (our Principal Executive Officer) and Chief Financial Officer (our Principal Financial Officer) have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on our evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our 2008 spinoff from Integrated BioPharma, we have incurred operating losses and negative cash flows from operations. Our  net loss was approximately $7.6 million and $5.7 million for the three months ended September 30, 2026 and 2025, respectively, and approximately $33.0 million and $18.4 million for the fiscal years ended June 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of approximately $372.8 million. Based on the total cash and cash equivalents, and investments in debt securities of approximately $76.7 million at September 30, 2026, we believe that our current cash position is sufficient to fund our operations for at least 12 months from the date of filing this Quarterly Report. Despite this liquidity position, the history of significant losses, the negative cash flow from operations, and the dependence by us on our ability to obtain additional financing to fund our operations raised substantial doubt in the past about our ability to continue as a going concern. However, based on our current liquidity we concluded the substantial doubt has been alleviated. Our ability to generate future revenue is dependent on the successful development, regulatory approval, and commercialization of our product candidates, which are subject to significant risks and uncertainties, including clinical trial outcomes, FDA review timelines, and market acceptance.

To date, we have financed our operations primarily through the sale of Common Stock, preferred stock and warrants, the Credit Agreement, dated November 1, 2021, by and between iBio CDMO and Woodforest National Bank, and the exercise of warrants. We devote substantially all of our efforts to research and development, including the development and validation of our technologies, and the development of proprietary therapeutic products against obesity, cardiometabolic and cardiopulmonary diseases. We have not completed development of or commercialized any vaccine or therapeutic product candidates. We expect to continue to incur significant expenses and may incur operating losses for at least the next year. We anticipate that our expenses and losses will increase substantially due to the commencement of our clinical trials if we:

●	initiate additional clinical trials of our product candidates;
●	continue the research and development of our product candidates;
●	seek to discover or license in additional candidates; and
●	add operational and administrative information systems and personnel, including personnel to support our product development and manufacturing efforts.

Our future profitability and cash flow in large part depend on the advancement of our research and development programs, including our AI platform, and our ability to successfully develop, partner or commercialize our product candidates, which is not anticipated for several years. Our cash position is expected to limit the number of product candidates that we seek to develop. This will require us, alone or with our licensees and collaborators, to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained or establishing collaborations with parties willing and able to provide necessary capital or other value. We may never succeed in these activities. We may never generate revenues that are significant or large enough to achieve profitability.

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

As of the date of this Quarterly Report, up to 102,942,358 shares of Common Stock are issuable upon the exercise of the warrants issued or issuable in connection with the August 2025 underwritten public offering, the issuance of which will result in substantial dilution to the existing holders of our Common Stock and will increase the number of shares eligible for resale in the public market. At our 2026 Annual Meeting of Stockholders, our stockholders approved a proposal to amend our Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock to 500,000,000, which amendment was filed with the Delaware Secretary of State on October 16, 2026. If additional shares of Common Stock are ultimately issued, that would also result in substantial dilution to our existing common stockholders.

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

We have the option to pay the contingent development milestone consideration owed to the RubrYc Therapeutics, Inc. (“RubrYc”) shareholders in shares of our Common Stock. Our stockholders will experience substantial dilution from the issuance of shares of common stock to pay the contingent development milestone consideration, should we elect to pay such development milestones in shares of common stock in lieu of cash and may not realize a benefit from the acquisition of substantially all of the assets RubrYc commensurate with the ownership dilution they will experience in connection therewith.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in a Current Report on Form 8-K, the Company has not sold any unregistered securities during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.  Exhibits.

Exhibit No.	Description
3.1

Certificate of Incorporation of iBio, Inc., Certificate of Merger, Certificate of Ownership and Merger, Certificate of Amendment of the Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2018 – File No. 001-35023)

3.2

Certificate of Amendment of the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 8, 2018 – File No. 001-35023)

3.3

Certificate of Designation, Preferences and Rights of the iBio CMO Preferred Tracking Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on February 24, 2017 – Commission File No. 001-35023)

3.4

Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.5

Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 2018 – Commission File No. 001-35023)

3.6

Certificate of Designation, Preferences and Rights of the Series C Convertible Preferred Stock of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 2019 – Commission File No. 001-35023)

3.7

Second Amended and Restated Bylaws of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2022 – File No. 000-53125)

3.8

Certificate of Designation of Preferences, Rights and Limitations of Series 2022 Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 12, 2022 – Commission File No. 001-35023)

3.9

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2022 – File No. 001-35023)

3.10

Certificate of Amendment of the Certificate of Incorporation if iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2023 – File No. 001-35023)

3.11

Certificate of Amendment to the Certificate of Incorporation of iBio, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2026 – File No. 001-35023)

10.1#

Employment Agreement, dated July 31, 2026, by and between iBio, Inc. and Molly Carr, MD (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2026 – File No. 001-35023)

10.2#

Amendment No. 1 to the iBio, Inc. 2023 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2026 – File No. 001-35023)

31.1*

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

32.1**	Certification of Periodic Report by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Periodic Report by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation*
101.DEF	Inline XBRL Taxonomy Extension Definition*
101.LAB	Inline XBRL Taxonomy Extension Labeled*
101.PRE	Inline XBRL Taxonomy Extension Presentation*
104	Cover page Interactive Data File (embedded within the Inline XBRL document)

*   Filed herewith.

** Furnished herewith.

#   Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

iBio, Inc.
(Registrant)

Date: November 10, 2026	/s/ Martin Brenner
Martin Brenner
Chief Executive Officer and Chief Scientific Officer Principal Executive Officer

Date: November 10, 2026	/s/ Felipe Duran
Felipe Duran
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer